Form 10QSB
period 2001-06-30
SOFTSTONE INC /DE/
filed 2001-08-14
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

Commission  File  Number  0-29523

                                 SOFTSTONE INC.
    -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                                73-1564807
  State  or  other  jurisdiction                               (IRS  Employer
of incorporation or organization)                            Identification No.)

                      5 Interstate Court, Ardmore, OK 73401
                    ----------------------------------------
                    (Address of principal executive offices)

                                  580-233-3888
                                  ------------
                          (Issuer's telephone number)


                        KILKENNY ACQUISITION CORPORATION
                 2600 Michelson Dr., Ste. 490, Irvine, CA 92612
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                           Yes    X             No
                               -------             -------

As of August 8, 2001, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):

                           Yes                  No    X
                               -------             -------

                                      INDEX

PART  I  FINANCIAL  INFORMATION
                                                                            Page
                                                                            ----
Item  1.  Financial  Statements  Page

          Condensed  Balance  Sheet at June 30, 2001 (unaudited)               3

          Condensed  Statements  of  Operations  for  the  Quarter
              Ended  June  30, 2001 and June 30, 2000 (unaudited)              4

          Condensed  Statements  of  Operations  for  the  Six  Months
              Ended  June  30, 2001 and June 30, 2000 (unaudited)              5

          Condensed  Statements  of  Cash  Flows  for  the  Six  Months
              Ended  June  30, 2001 and June 30, 2000 (unaudited)              6

          Notes  to  Condensed Financial Statements (unaudited)                7

Item  2.  Management's Discussion and Analysis or Plan of Operation            8

PART  II  OTHER  INFORMATION

Item  2.  Changes in Securities                                                9

Item  6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                    10

                        KILKENNY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (UNAUDITED)
                                  JUNE 30, 2001



                                     ASSETS

TOTAL  ASSETS                                                         $       -
                                                                       ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL  LIABILITIES                                                    $       -
                                                                       --------

SHAREHOLDERS'  EQUITY:

   Preferred  stock,  10,000,000  shares  authorized,
      $.001  par  value, none  issued and outstanding                         -
   Common  stock,  20,000,000  shares  authorized,
      $.001  par  value, 500,000  shares issued
      and outstanding                                                       500
   Additional  paid in capital                                            1,684
   Deficit accumulated during the development stage                      (2,184)
                                                                     ----------

      NET  SHAREHOLDERS' EQUITY                                               -
                                                                     ----------

                                                                     $        -
                                                                      =========

                        KILKENNY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                  CUMULATIVE
                                                THREE MONTHS     FROM INCEPTION
                                               ENDED JUNE 30,   (APRIL 21, 1997)
                                            -------------------
                                                                   TO JUNE 30,
                                              2001       2000         2001
                                            --------   --------  ---------------
COSTS  AND  EXPENSES:
  General and administrative expenses       $    250   $    407      $ 2,184
                                             -------    -------       ------


NET  LOSS                                   $   (250)  $    407      $(2,184)
                                             =======    =======       ======


BASIC AND DILUTED NET LOSS PER COMMON SHARE $      -   $      -
                                             =======    =======


BASIC  AND  DILUTED  WEIGHTED  AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING        500,000    500,000
                                             =======    =======

                        KILKENNY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  CUMULATIVE
                                                 SIX MONTHS      FROM INCEPTION
                                               ENDED JUNE 30,   (APRIL 21, 1997)
                                            -------------------
                                                                   TO JUNE 30,
                                              2000       1999         2000
                                            --------   --------  ---------------
COSTS  AND  EXPENSES:
  General and administrative expenses       $    865   $    997      $ 2,184
                                             -------    -------       ------


NET  LOSS                                   $   (865)  $   (997)     $(2,184)
                                             =======    =======       ======


BASIC AND DILUTED NET LOSS PER COMMON SHARE $      -   $      -
                                             =======    =======


BASIC  AND  DILUTED  WEIGHTED  AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING        500,000    500,000
                                             =======    =======

                        KILKENNY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  CUMULATIVE
                                                 SIX MONTHS      FROM INCEPTION
                                               ENDED JUNE 30,   (APRIL 21, 1997)
                                            -------------------
                                                                   TO JUNE 30,
                                              2001       2000         2001
                                            --------   --------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                 $    (865) $    (997)    $(2,184)
  Adjustments  to  reconcile  net  loss
    to  net  cash used  by  operating
    activities:                                     -          -           -
                                             --------   --------      ------

    Net cash used by operating activities        (865)      (997)     (2,184)
                                             --------   --------      ------


CASH FLOWS FROM INVESTING ACTIVITIES                -          -           -
                                             --------   --------      ------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Issuance  of  common  stock                       -          -         500
  Capital  contributions                          865        997       1,684
                                             --------   --------      ------

    Net cash provided by
      financing  activities                       865        997       2,184
                                             --------   --------      ------

Net increase (decrease) in cash                     -          -           -
                                             --------   --------      ------

CASH,  BEGINNING  OF  PERIOD                        -          -           -
                                             --------   --------      ------

CASH,  END  OF  PERIOD                      $       -  $       -     $     -
                                             ========   ========      ======

                        KILKENNY  ACQUISITION  CORPORATION
                          (A  DEVELOPMENT  STAGE  COMPANY)
                     NOTES  TO  UNAUDITED  FINANCIAL  STATEMENTS
                                  JUNE  30,  2001


NOTE  A  -  BASIS  OF  PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Kilkenny Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

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

Item  2.  Plan  of  Operation

     The financial statements presented are those of Kilkenny Acquisition Corporation, which was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest a suitable operating business. Kilkenny has not yet engaged in business and has no revenues. As of June 30, 2001 Kilkenny had no assets or liabilities.

     Until July 24, 2001, Kilkenny's plan of operation was to search for a suitable acquisition candidate. On July 24, 2001, Kilkenny was acquired by Softstone Inc., a Delaware corporation, and became a wholly-owned subsidiary of Softstone. Softstone assumed the obligation of filing reports with the Commission. Softstone is an operating company. It will soon file financial statements, as required by Item 310 of Regulation S-B. A description of Softstone's business background, business and management is contained in a Form 8-K filed by Softstone on August 8, 2001, which is incorporated by reference. Commission File No. 000-29523.

                            PART II OTHER INFORMATION

Item  2.     Changes  in  Securities

     When Kilkenny Acquisition Corporation was acquired by Softstone Inc. on July 24, 2001, each holder of Kilkenny common stock exchanged his shares for common stock of Softstone. The details of the exchange were described in a Form 8-K filed by Softstone on August 8, 2001, which is incorporated by reference. Commission File No. 000-29523.

Item  6.     Exhibits  and  Reports  on  Form  8-K

            Exhibits
            --------
     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

            2 Agreement and Plan of Reorganization of July 24, 2001 between Softstone, Inc. and Kilkenny Acquisition Corp.*

            3          Certificate  of  Incorporation  of  Softstone  Inc.*

            3.1        Bylaws  of  Softstone,  Inc.*

           10 Lease Agreement of February 1, 2000, between Ardmore Development Authority, as lessor, and Softstone, Inc., as lessee.*

           10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

           10.2        Letter  of  intent  of   May  1,  2001,   of   Little Elm
                       Independent School District regarding the Little Elm Walking Trail.*

           16          Letter  of  August  8, 2001  of  Baron  Accountancy Corp.
                       agreeing with the statements made in this Form 8-K by Softstone, Inc., concerning Softstone's change of principal independent accountants.*

           99          United  States  Patent  No.  5,714,219.*


     *Previously filed August 8, 2001 with Form 8-K Current Report. Commission file number 000-29523; incorporated herein.

          Reports  on  Form  8-K
          ----------------------

     Form 8-K July 24, 2001, filed August 8, 2001, reporting Item 1 - Changes in Control of Registrant; Item 2 - Acquisition or Disposition of Assets; Item 4 - Changes in Registrant's Certifying Accountant; Item 5 - Other Events; and Item 6
- Resignations of Directors and Executive Officers. Commission file number 000-29533.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOFTSTONE  INC.

                                                By:/s/Keith  P.  Boyd
                                                   -----------------------
                                                   Keith  P.  Boyd
                                                     Chief Executive Officer

Dated:  August  13,  2001