Form 10QSB
period 2001-09-30
SOFTSTONE INC /DE/
filed 2001-11-19
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission File Number 0-29523


                                 SOFTSTONE INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
                                    --------
                            (State of Incorporation)

                                   73-1564807
                                   ----------
                      (IRS Employer Identification Number)

                      5 Interstate Court, Ardmore, OK 73401
                      -------------------------------------
                    (Address of principal executive offices)

                                  580-233-3888
                                  ------------
                          (Issuer's telephone number)



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2001, the Company had 5,810,804 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                      September 30, 2001 and June 30, 2001

                                                   Unaudited
                                                  September 30,     June 30,
                                                      2001            2001

                                     ASSETS

CURRENT  ASSETS
  Cash and cash equivalents                        $      473       $    12,673
  Other current assets                                  4,473             4,473
                                                   ----------       -----------

      Total  current assets                             4,946            17,146

PROPERTY AND EQUIPMENT, net                           481,753           490,644

OTHER  ASSETS
  Patent                                               92,778            94,444
  Patent  license  agreement,  net
  Other                                                 9,015             8,116
                                                   ----------       -----------

      Total other assets                              101,793           102,560

      Total Assets                                 $  588,492       $   610,350


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts payable                                 $   16,998       $    16,998
  Accrued expenses                                     21,082            19,981
  Notes payable and current portion
    of long-term debt                                 166,258           192,231
                                                   ----------       -----------

      Total  current liabilities                      204,338           229,210

LONG-TERM DEBT, less current portion                   43,705            24,125

LOANS FROM STOCKHOLDERS                               439,093           424,416

STOCKHOLDERS'  EQUITY
  Common  stock  -  par  value  $.001;
    30,000,000  shares  authorized;  issued  and
    outstanding,  5,860,804  and  4,486,053
    respectively                                        5,861             4,486
  Additional paid-in capital                        1,770,787         1,632,528
  Deficit accumulated during the development
    stage                                          (1,875,292)       (1,704,415)
                                                   ----------        ----------
      Total Stockholders' Equity                      (98,644)          (67,401)
                                                   ----------        ----------

      Total Liabilities and Stockholders' Equity   $  588,492        $  610,350
                                                   ==========        ==========


    The acompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Operations
          From October 7, 1998 (inception) through September 30, 2001 and for the Three Month Periods Ended September 30, 2000 and 2001
                                  (Unaudited)

                                                            From October 7, 1998
                          Three Months Ended September 30,  (Inception) through
                          --------------------------------
                                2001          2000           September 30, 2001
                            ----------      ----------      --------------------
REVENUES                    $    2,882      $    7,022          $    37,067

OPERATING COSTS AND EXPENSES
  General, selling, and
    administrative             163,061         162,550            1,851,014
                            ----------      ----------          -----------

  Operating  loss             (160,179)       (155,528)          (1,813,947)

OTHER  EXPENSE
  Interest                      10,697           6,087               61,344
                            ----------      ----------          -----------

  Loss before income taxes    (170,876)       (161,615)          (1,875,291)

Provision for income taxes           -               -                    -
                            ----------      ----------          -----------

      NET LOSS              ( $170,876)      ($161,615)         ($1,875,291)
                            ==========      ==========          ===========

Net (loss) per share            ($0.03)         ($0.02)              ($0.34)
                            ==========      ==========          ===========

Average common shares
  outstanding                5,402,554       7,302,690            5,575,652
                            ==========      ==========          ===========




   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
          From October 7, 1998 (inception) through September 30, 2001 and for the Three Month Periods Ended September 30, 2000 and 2001
                                  (Unaudited)

                                                            From October 7, 1998
                          Three Months Ended September 30,  (Inception) through
                          --------------------------------
                                2001          2000           September 30, 2001
                            ----------      ----------      --------------------
Cash flows from operating
  activities
    Net  loss               ($170,876)      ($161,615)         ($1,875,291)
                            ---------       ---------          -----------

Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
      amortization             20,558          20,557              158,353
    Noncash  compensation      51,415          47,813              538,747
    Write-off samples                                               11,712
Changes in assets and
  liabilities
    (Increase) decrease in
      other current assets                                         (24,517)
    Increase (decrease) in
      accounts payable                        (38,139)              10,129
    Increase (decrease) in
      accrued expenses          1,101          (1,993)              26,337
                            ---------       ---------          -----------

      Total  adjustments       73,074          28,238              720,761
                            ---------       ---------          -----------

      Net cash used by
        operating activities  (97,802)       (133,377)          (1,154,530)
                            ---------       ---------          -----------

Cash flows from investing
  activities
    Purchases of property
      and equipment           (10,000)         (9,123)            (429,859)
    Purchases of samples
    Other deposits                                                    (384)
                            ---------       ---------          -----------

      Net cash used by
        investing activities  (10,000)         (9,123)            (430,243)

Cash flows from financing
  activities
    Investment by
      stockholders             14,676                              265,617
    Proceeds from
      borrowings                               84,710              320,752
    Payments on borrowings     (6,394)                            (161,528)
    Issuance of stock
      pursuant to offering     87,320          53,125            1,160,405
                            ---------       ---------          -----------

      Net cash provided by
        financing activities   95,602         137,835            1,585,246
                            ---------       ---------          -----------

Net increase (decrease)in
  cash and cash equivalents   (12,200)         (4,665)                 473

Cash and cash equivalents
  at beginning of period       12,673           7,571                    0
                            ---------       ---------          -----------

Cash and cash equivalents
  at end of period               $473          $2,906                 $473
                            =========       =========          ===========

Supplemental cash flow
  information:
    Cash paid during the
      period for interest      $5,526          $3,168              $18,978
                            =========       =========          ===========

Cash paid during the
  period for income taxes          $0              $0                   $0
                            =========       =========          ===========

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
          From October 7, 1998 (inception) through September 30, 2001 and for the Three Month Periods Ended September 30, 2000 and 2001
                                  (Unaudited)



Noncash  investing  and  financing  activities:
-----------------------------------------------

   During  the  three  months  ended  September  30,  2000:
   Common  stock  was  issued  for  office  equipment  valued  at  $18,525.
   Common stock totaling 300,000 shares was issued to a related company to acquire a patent.

   During  the  three  months  ended  September  30,  2001:
   The Company issued 899,376 shares of common stock to effect a merger resulting in $899 of goodwill.





















   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                  Statement of Stockholder's Equity (Deficit)
          From October 7, 1998 (inception) through September 30, 2001 and the Three Months Ended September 30, 2001
                                  (Unaudited)

                                                                                Deficit
                                                                              Accumulated
                                                              Additional         During
                                         Common Stock           Paid-in        Development      Unearned
                                      Shares      Amounts       Capital            Stage      Compensation
                                    -----------   --------    ----------      ------------    ------------
Issuance of common stock for cash    5,000,000       $5,000      $51,100        $      -         $    -
 (October 7, 1998 - Inception)

Stock issued for cash of $293
  and contributed services             292,500          293       43,582

Net loss                                                                        (197,426)
                                     ---------      -------     ---------       --------         ------

Balance, June 30, 1999               5,292,500        5,293        94,682       (197,426)

Stock issued in exchange for
 services ($0.85/share)
 (August 1, 1999)                      250,000          250       212,250

Stock issued for services and
  a vehicle ($1.00/share)
  (August 24, 1999)                     22,500           22        22,478

Warrants issued to employees
  (October 1, 1999)                                                75,000                       (75,000)

Stock issued for settlement of
  short-term  notes  payable
  ($34,250) and cash of $16,903
  ($1.00/share) (August 31
  through December 29, 1999)           400,000          400       382,697

Stock issued in exchange for
  services ($1.00/share)
  (October 28 through
  December 1, 1999)                   210,000           210       209,790

Stock issued for cash, net
  of offering costs of
  $25,783 ($1.25/share)
  (Februarty 7 through May 31,
  2000)                               423,190           423       502,782

Amortization of unearned
  compensation                                                                                   11,250

Net loss                                                                      (1,109,180)
                                     ---------      -------     ---------       --------         ------

Balance, June 30, 2000               6,598,190        6,598     1,499,679     (1,306,606)       (63,750)

Stock issued for cash at
  $1.25/share (July 1 through
  July 31, 2000)                       42,500            43        53,082

Unearned warrants granted to
  employee  upon  termination
  August  9,  2000                                                (63,750)                       63,750

Warrants excercised
  (August 10, 2000)                   675,000           675

Stock issued in exchange for
  patent ($0.33/share)
  (August 12, 2000)                   300,000           300        21,622

Stock issued in exchange for
  office  equipment ($1.03/share)
  (August 12, 2000)                    18,000            18        18,507

Net loss for three months
  ended September 30, 2000                                                      (161,615)
                                     ---------      -------     ---------       --------         ------

Balance, September 30, 2000         7,633,690         7,634     1,529,140     (1,468,221)             0

Stock contributed back to
  Company by principals
  (April 4, 2001)                  (3,947,698)       (3,948)        3,948

Stock issued in exchange for
  services ($0.10/share) (April
  20 through April 23, 2001)          522,961           523        51,773

Stock issued in exchanged for
  cash ($0.40/share) (June 1
  through June 30, 2001) net of
  offering costs $62,896              277,100           277        47,667

Net loss, October 1, 2000 to
  June  30,  2001                                                               (236,194)
                                     ---------      -------     ---------       --------         ------

Balance, June 30, 2001               4,486,053        4,486     1,632,528     (1,704,415)             0

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                  Statement of Stockholder's Equity (Deficit)
          From October 7, 1998 (inception) through September 30, 2001 and the Three Months Ended September 30, 2001
                                  (Unaudited)

                                                                                Deficit
                                                                              Accumulated
                                                              Additional         During
                                         Common Stock           Paid-in        Development      Unearned
                                      Shares      Amounts       Capital            Stage      Compensation
                                    -----------   --------    ----------      ------------    ------------

Stock issued in exchanged for cash
  ($0.40/share) (July 1 through
  September  30,  2001)                 218,300        219        87,101

Stock issued in exchange for
  services ($0.20/share)
  (July 13, 2001)                       257,075        257        51,158

Stock issued to effect merger
  ($0.001/share)(July 24, 2001)         899,376        899

Net loss                                                                        (170,877)
                                     ---------      -------     ---------     ----------         ------

Balance, September 30, 2001          5,860,804       $5,861    $1,770,787    ($1,875,292)            $0
                                     =========       ======    ==========     ==========         ======









   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      June 30, 2001 and September 30, 2001
                                  (Unaudited)



NOTE  A  -  NATURE  OF  OPERATIONS  AND  SUMMARY  OF
            ACCOUNTING  POLICIES

Softstone, Inc. (the "Company"), a development stage company, was formed to manufacture a patented rubber product used in the road and building construction industries and has been in the development stage since inception. The Company plans to create rubber modules entirely from recycled tires which can be used in the construction of roads, driveways, decks, and other types of walkways. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Its principal operations have not started and the Company has no present sources of significant revenues.

On October 7, 1998, Soft Stone Building Products, Inc. ("SSBI" - an Oklahoma corporation and predecessor to the Company) was incorporated. Effective May 31, 1999, SSBI was merged with and into Softstone, Inc. (incorporated January 28,
1999 under the laws of the State of Delaware) and SSBI was subsequently dissolved. Each share of previously outstanding common stock was converted into 2,500 shares of common stock of the new entity and the new capitalization is reflected in the accompanying financial statements as if it had occurred at the beginning of the period presented.

On July 24, 2001, the Company completed its plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company is the survivor and in control of the board of directors. The merger agreement provides for the exchange of 899,376 shares of the Company's common stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,686 shares of their common stock to the Company effectively reducing the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date increased the common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the Company.

1.    Cash  and  Cash  Equivalents
      ----------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

2.    Property  and  Equipment
      ------------------------

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale, retirement, or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The Company depreciates property and equipment using the straight-line method over their estimated useful lives ranging from five to ten years.

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset.

3.    Patent  and  Patent  License  Agreement
      ---------------------------------------

Patent rights acquired under a license agreement are amortized using the straight-line method over fifteen years. During August, 2000, the patent was acquired outright in exchange for 300,000 shares of common stock, forgiveness of debt and assumption of additional debt.

4.    Revenue  Recognition

The Company currently has no significant revenues as it is still in the development stage.

5.    Income  Taxes
      -------------

Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liability are determined by applying the presently enacted tax rates and laws.

6.    Fair  Value  of  Financial  Instruments
      ---------------------------------------

The carrying amount of all financial instruments at June 30,2001 and September 30, 2001, which consist of various notes and loans payable, approximate their fair values.

7.    Use  of  Estimates
      ------------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect certain reported amounts and disclosures, accordingly, actual results could differ from those estimates.

8.     Earnings  Per  Share
       --------------------

Earnings per share is computed based on the weighted average number of common shares outstanding for the period. The company has experienced losses from operations since inception. Accordingly, no dilutive computations are required as such computations would be anti-dilutive.


NOTE  B  -  PROPERTY  AND  EQUIPMENT
Property  and  equipment  consist  of  the  following:

                                                    September  30,    June  30,
                                                         2001            2001
                                                    --------------    ---------
     Furniture and computer equipment                  $  44,029      $  44,029
     Production  and  other  equipment                   522,318        512,318
     Vehicles                                             59,869         59,869
                                                       ---------      ---------

                                                         626,216        616,216
     Less:  Accumulated depreciation and
       amortization                                     (144,463)      (125,572)
                                                      ----------     ----------

                                                      $  481,753     $  490,644
                                                      ==========     ==========


NOTE  C  -  NOTES  PAYABLE

Notes  payable  consist  of  the  following:

                                                    September  30,    June  30,
                                                         2001            2001
                                                    --------------    ---------
     Revolving note payable to bank; interest due
     monthly at 10% (variable);
     due December 4, 2001                              $   80,358     $  80,358

     Demand notes payable to stockholder, 8%
     interest  rate, agreed to be due after
     September  30,  2002                                 278,212       258,537

     Bank term loan; 9.5% interest rate;
     guaranteed by principal stockholder, due
     December 23, 2001                                     65,000        65,000

     Note payable to stockholder; no interest rate;
     agreed to  be  due  after  September 30, 2002        160,879       165,879

     Note payable to finance vehicle, 9.5% interest
     rate, maturing December, 2004, collateralized
     by vehicle                                            18,662        19,638

     Note payable to bank, collateralized by
     tractor,  9% (variable), payable in 60 monthly
     installments beginning  July  29, 2001                 9,922        10,360

     Refinanced bank term loan; payable in
     semiannual payments of $6,485, including
     interest  at  8.00% (variable); collateralized
     by equipment, accounts receivable and intangibles
     and guaranteed by the principal stockholder of
     the Company, due July 15, 2005                        36,023        41,000
                                                         --------      --------

                                                          649,056       640,772

          Less:  current portion                          166,258       192,231
                                                         --------      --------

     Long-term  debt                                     $482,798      $448,541
                                                         ========      ========

The following is a summary of maturities of principal under long-term debt for years ending September 30:

                       2001                      $166,258
                       2002                       453,507
                       2003                        14,415
                       2004                         9,661
                       2005                         5,215
                                                 --------
                                                 $649,056
                                                 ========

NOTE  D  -  COMMON  STOCK  AND  WARRANTS

On January 28, 1999, the Company issued 395,000 warrants and on July 1, 1999, issued 275,000 additional warrants to several stockholders of the Company. Each warrant gives the holder the right to purchase one share of common stock at a price of $.50 per share at anytime on or before January 28, 2004. The fair value of each warrant, estimated on the date of grant using the minimum value method, is nominal.

During October 1999, the Company issued warrants to purchase 150,000 shares of common stock at $.50 per share to two employees. The warrants vest over a five-year period and resulted in compensation of $75,000, of which $63,750 was unearned at June 30, 2000, and will be recognized over the remaining vesting period. The fair value of these warrants does not exceed the compensation cost recognized for financial reporting. During the fiscal year end June 30, 2001, the one employee terminated and another exercised his warrants with paid-in capital charged for the unearned compensation. At June 30, 2001, a total of 145,000 warrants remained outstanding.

During August 2000, the Company purchased office equipment by issuing 18,000 shares of its common stock and recording the office equipment at its estimated fair value based on invoiced cost of $1.03 for each share of stock issued. The Company also issued 300,000 shares of its common stock to acquire all the patent rights for its production process, recording as cost of the newly acquired rights the estimated predecessor cost of the patent rights acquired, and stockholders exercised their rights to acquire 675,000 shares of common stock at par value.

In April 2001, pursuant to the merger agreement discussed in Note A certain insider stockholders contributed back to the Company 3,947,698 shares of their common stock, and this common stock was cancelled, and 522,961 shares of common stock valued at $.10 was issued to consultants and an attorney for services rendered in acquiring capital and facilitating the merger.

Compensation
------------
During August 1999, the Company entered into employment contracts with two key employees, resulting in the issuance of 250,000 shares of the Company's common stock. Such contracts are for a term of 12 months and contain a vesting provision requiring the employees, in the event of early termination of employment, to either surrender to the Company the pro rata unearned portion of the stock issued or to purchase the stock at a price of $.85 per share. Additionally, the Company issued 22,500 shares of stock to another employee in exchange for a vehicle and services that vested immediately. Also, the Company issued 210,000 shares of stock to employees and on-employees in exchange for services that vested immediately. These agreements result in compensation expense of approximately $432,500 recognized by the Company during fiscal 2000. During the three month period ending September 30, 2001, the Company issued 182,075 shares to employees of the Company as compensation and an additional 75,000 shares for consulting fees.

Stock  Offering
---------------
Pursuant to Rule 504 of Regulation D ("504 offering") of the Securities Act of 1933, the Company offered for sale 400,000 shares of its common stock for $1.00 per share under an Offering Memorandum dated August 24, 1999. The Company offered 480,000 shares of common stock under a second 504 offering for $1.25 per share, of which 423,190 have been sold as of June 30, 2000. During the fiscal year ended June 30, 2001, an additional 42,500 shares were sold in connection with the second offering.

In May 2001, the Company, pursuant to Rule 504, offered 625,000 shares of common stock at $.40 per share. Prior to June 30, 2001, 277,100 shares were issued and an additional 218,300 shares were sold during the three month period ending
September 30, 2001. Offering costs of the offering totaled $62,896 of which $52,296 related to the shares of stock issued for services mentioned above.

NOTE  E  -  INCOME  TAXES

The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate are as follows:

                                                    Three  Months  Ended
                                                    --------------------
                                            September  30,        September  30,
                                                 2001                   2000
                                            --------------        --------------
     Income tax benefit at federal
       statutory rate                         $  61,515              $  58,000
     Change in valuation allowance              (61,515)               (58,000)
                                              ----------             ----------

                                              $       -              $       -

                                                    From  October  7,  1998
                                                      (inception)  through
                                                          September  30,
                                                                2001
                                                    ------------------------
     Income tax benefit at federal statutory rate           $  643,372
     Nondeductible  expenses                                     5,870
     Other,  including  graduated  rates                        25,863
     Change  in  valuation  allowance                         (675,105)
                                                            ----------

                                                            $        -

Components  of  deferred  tax  assets  at  are  as  follows:

                                              September  30,        June  30,
     Assets                                         2001              2001
                                              --------------        ---------
       Net  operating  loss  carryforward       $  675,105          $ 608,693
       Valuation  allowance                       (675,105)          (608,693)
                                                ----------          ---------

                                                $        -          $       -

The valuation allowance increased $414,891 for the year ended June 30, 2001 and $61,515 for the three months ended September 30, 2001.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2001 and June 30, 2001, the Company has a net deferred tax asset mainly related to a net operating loss carryforward incurred during its first year of operations. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

In August 2000, the company completed its acquisition of the patent rights to its production process. This transaction involved the issuance of 300,000 shares of common stock to a corporation owned by stockholders of the Company. Office equipment was acquired from a stockholder for the issuance of common stock and certain shareholders contributed portions of their common stock which was cancelled to facilitate the merger discussed in Note A. Most of the equipment used in the Company's manufacturing process was purchased from a company controlled by a shareholder of the Company. In July, 2001, the Company issued 100,000 shares of stock to the Company president in exchange for services rendered.


NOTE  G  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,875,291 from October 7, 1998 (inception) through September 30, 2001, and as of that date, the Company's current liabilities exceeded its total assets by $199,392. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company management is in the process of executing a plan raise additional funds through the sale of stock to shareholders to purchase equipment and go into full scale production. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - First Quarter of Fiscal Year 2002 Compared to First
    ----------------------------------------------------------------------------
     Quarter  of  Fiscal  Year  2001
     -------------------------------

     Softstone had sales of $2,882 in Q1 2002, as compared with sales of $7,022 in Q1 2000 (Softstone's fiscal year ends on June 30). Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $163,061 in Q1 2001 as compared with $162,550 in Q1 2000.

     We had a loss of $170,876 in Q1 2001, or $0.03 a share, as compared with a loss of $161,615 in Q1 2000, or $0.02 a share.

     We covered our $170,876 loss in Q1 2001 by net borrowings of $9,181 and the sale of $87,320 in stock in private placements. Some $73,074 of our loss was attributed to depreciation and amortization ($20,558), non-cash compensation
($51,415) and accrued but unpaid expenses ($1,101). We covered our loss of $161,615 in Q1 2000 by borrowings of $84,710 and the sale of $53,125 in stock. Some $20,557 of this loss was attributed to depreciation and amortization, and $47,813 was attributed to non-cash compensation, but these non-cash expenses were offset somewhat by $38,139 in payments made on accounts payable and a $1,993 decrease in accrued expenses.


     OUTLOOK

     The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

     We propose to raise additional funds for the renovation of our tire shredder and the purchase of equipment that produces wire-free chips from shredded tires. We have not identified the source of these funds. We project that we will commence to operate profitably when we do acquire these needed funds of approximately $150,000.

                           PART II - OTHER INFORMATION

Item  2.  Changes  in  Securities

     When Kilkenny Acquisition Corporation was acquired by Softstone Inc. on July 24, 2001, all the holders of 500,000 shares of Kilkenny common stock were to exchange their shares for 1,078,387 shares of common stock of Softstone. A total of 899,376 Softstone shares have been issued in this exchange, and the balance of 179,011 shares will be exchanged in November 2001 when Softstone obtains a CUSIP number for its common stock. Also, during July 2001 Softstone issued $87,320 worth of its common stock in a private placement exempt from registration pursuant to Regulation D, Rule 506. The details of the exchange and the sale of stock were described in a Form 8-K filed by Softstone on August 8, 2001, which is incorporated by reference. Commission File No. 000-29523.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

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

         16.1            Letter  of  August  27,  2001  of  Grant  Thornton LLP.
                         agreeing with the statements made in this Form 8-K by Softstone, Inc., concerning Softstone's change of principal independent accountants.**

         99              United  States  Patent  No.  5,714,219.*

         * Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

         ** Previously filed with Form 8-K August 27, 2001 Commission File No. 000-29523; incorporated by reference.



     (b)  Reports  on  Form  8-K

          Form 8-K July 24, 2001, filed August 8, 2001, reporting Item 1 - Changes in Control of Registrant; Item 2 - Acquisition or Disposition of Assets; Item 4 - Changes in Registrant's Certifying Accountant; Item 5 - Other Events; and Item 6 - Resignations of Directors and Executive Officers. Commission file number 000-29533.

          Amendment No. 1 to Form 8-K July 24, 2001, filed October 26, 2001, reporting Item 1 - Changes in Control of Registrant; Item 2 - Acquisition or Disposition of Assets; Item 4 - Changes in Registrant's Certifying Accountant;
Item 5 - Other Events; Item 6 - Resignations of Directors and Executive Officers; Item 7 - Financial Statements and Exhibits; and Item 8 - Change in Fiscal Year. Commission file number 000-29533.

          Form 8-K August 21, 2001, filed August 27, 2001, reporting Item 4 - Changes in Registrant's Certifying Accountant. Commission file number 000-29533.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOFTSTONE  INC.


                                           By:/s/Keith  P.  Boyd
                                              ----------------------------------
                                              Keith  P.  Boyd
                                              Chief  Executive  Officer

Dated:  November  16,  2001