Form 10QSB
period 2001-12-31
SOFTSTONE INC /DE/
filed 2002-02-08
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission File Number 0-29523


                                 SOFTSTONE INC.
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
                            (State of Incorporation)

                                   73-1564807
                      (IRS Employer Identification Number)

                      5 Interstate Court, Ardmore, OK 73401
                    (Address of principal executive offices)

                                  580-223-3888
                          (Issuer's telephone number)



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 4, 2002, the Company had 6,150,554 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [  ]     No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                 SOFTSTONE INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      DECEMBER 31, 2001 AND JUNE 30, 2001

                                                      UNAUDITED
                                                     DECEMBER 31,     JUNE 30,
                                                         2001           2001
                                                     ------------    -----------
                                     ASSETS

CURRENT  ASSETS
  CASH AND CASH EQUIVALENTS                               $1,424        $12,673
  ACCOUNTS RECEIVABLE                                     17,343
  OTHER CURRENT ASSETS                                     2,236          4,473
                                                     -----------     ----------
      TOTAL  CURRENT ASSETS                               21,003         17,146

PROPERTY AND EQUIPMENT, NET                              461,490        490,644

OTHER  ASSETS
  PATENT                                                  91,111         94,444
  OTHER                                                    8,116          8,116
                                                     -----------     ----------
      TOTAL OTHER ASSETS                                  99,227        102,560
                                                     -----------     ----------

      TOTAL ASSETS                                      $581,720       $610,350
                                                     ===========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  ACCOUNTS PAYABLE                                       $41,329        $16,998
  ACCRUED EXPENSES                                        31,910         19,981
  NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT    202,927        192,231
                                                     -----------     ----------
      TOTAL  CURRENT LIABILITIES                         276,166        229,210

LONG-TERM DEBT, LESS CURRENT PORTION                      52,184         24,125

LOANS FROM STOCKHOLDERS                                  438,416        424,416

STOCKHOLDERS'  EQUITY
  COMMON  STOCK  -  PAR  VALUE  $.001;
    30,000,000  SHARES  AUTHORIZED;  ISSUED  AND
    OUTSTANDING,  5,893,304  AND  4,486,053
    RESPECTIVELY                                           5,893          4,486
  ADDITIONAL PAID-IN CAPITAL                           1,783,755      1,632,528
  PREPAID  COMPENSATION
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE    (1,974,694)    (1,704,415)
                                                     -----------     ----------
      TOTAL STOCKHOLDERS' EQUITY                        (185,046)       (67,401)
                                                     -----------     ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $581,720       $610,350
                                                     ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
           FROM OCTOBER 7, 1998 (INCEPTION) THROUGH DECEMBER 31, 2001
    AND FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 2001
                                  (UNAUDITED)

                                         THREE MONTHS ENDED     SIX MONTHS ENDED     FROM OCTOBER 7, 1998
                                            DECEMBER 31,           DECEMBER 31,      (INCEPTION) THROUGH
                                           2001       2000        2001       2000     DECEMBER 31, 2001
                                        ---------  ---------   ---------  ---------  --------------------
REVENUES                                  $24,614     $4,802     $27,496    $11,824       $61,681

OPERATING COSTS AND EXPENSES
  GENERAL, SELLING, AND ADMINISTRATIVE    112,312     91,115     275,373    253,665     1,963,326
                                        ---------  ---------  ----------  ---------    ----------

  OPERATING LOSS                          (87,698)   (86,313)   (247,877)  (241,841)   (1,901,645)

OTHER  EXPENSE
  INTEREST                                 11,705      3,867      22,402      9,954        73,049
                                        ---------  ---------  ----------  ---------    ----------

   LOSS BEFORE INCOME TAXES               (99,403)   (90,180)   (270,279)  (251,795)   (1,974,694)

PROVISION FOR INCOME TAXES                      -          -           -          -             -
                                        ---------  ---------  ----------  ---------    ----------

  NET LOSS                               ($99,403)  ($90,180)  ($270,279) ($251,795)  ($1,974,694)
                                        =========  =========  ==========  =========    ==========

NET (LOSS) PER SHARE                       ($0.02)    ($0.01)     ($0.05)    ($0.03)       ($0.35)
                                        =========  =========  ==========  =========    ==========

AVERAGE COMMON SHARES OUTSTANDING       5,647,929  7,302,690   5,893,304  7,302,690     5,575,652
                                        =========  =========  ==========  =========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
           From October 7, 1998 (inception) through December 31, 2001 and for the Six Month Periods Ended December 31, 2000 and 2001
                                   (Unaudited)

                                                                          From October 7, 1998
                                           Six Months Ended December 31,  (Inception) through
                                                2001          2000          December 31, 2001
                                             ----------     ----------    -------------------

Cash flows from operating activities
  Net  loss                                   ($270,279)    ($251,795)         ($1,974,694)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                43,386        41,115              181,181
    Noncash  compensation                        59,415        31,875              546,747
    Write-off samples                                                               11,712
Changes in assets and liabilities
    (Increase) in accounts
      receivable                                (17,343)                           (17,343)
    (Increase) decrease in other
      current  assets                             2,237                            (22,280)
    Increase (decrease) in accounts payable      24,331       (48,714)              34,460
    Increase (decrease) in accrued expenses      11,929        (3,986)              37,165
                                              ---------     ---------          -----------
          Total  adjustments                    123,955        20,290              771,642
                                              ---------     ---------          -----------

          Net cash used by operating
            activities                         (146,324)     (231,505)          (1,203,052)

Cash flows from investing activities
    Purchases of property and equipment         (10,000)       (9,123)            (429,859)
     Purchases  of  samples
       Other deposits                                                                 (384)
                                              ---------     ---------          -----------

        Net cash used by investing activities   (10,000)       (9,123)            (430,243)

Cash  flows  from  financing  activities
  Investment  by  stockholders                   14,676                            265,617
  Proceeds  from  borrowings                     46,021       169,419              366,773
  Payments on borrowings                         (7,942)                          (163,076)
  Issuance of stock pursuant to offering         92,320        53,125            1,165,405
                                              ---------     ---------          -----------
        Net cash provided by financing
          activities                            145,075       222,544            1,634,719
                                              ---------     ---------          -----------

        Net increase (decrease) in cash
          and cash equivalents                  (11,249)      (18,084)               1,424

Cash and cash equivalents at beginning
  of period                                      12,673         7,571                    0
                                              ---------     ---------          -----------

Cash and cash equivalents at end of period       $1,424      ($10,513)              $1,424
                                              =========      ========          ===========

Supplemental  cash  flow  information:
     Cash paid during the period for interest    $8,278        $4,195              $21,730
                                              =========      ========          ===========

Cash paid during the period for
  income  taxes                                      $0            $0                   $0
                                              =========      ========          ===========

   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
           From October 7, 1998 (inception) through December 31, 2001 and for the Six Month Periods Ended December 31, 2000 and 2001
                                  (Unaudited)



Noncash  investing  and  financing  activities:
----------------------------------------------

   During  the  six  months  ended  December  31,  2000:
   Common  stock  was  issued  for  office  equipment  valued  at  $18,525.
   Common stock totaling 300,000 shares was issued to a related company to acquire a patent.

   During  the  six  months  ended  December  31,  2001:
   The Company issued 899,376 shares of common stock to effect a merger resulting in $899 of goodwill.

















   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      June 30, 2001 and December 31, 2001
                                  (Unaudited)

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

On July 24, 2001, the Company entered into a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company is the survivor and in control of the board of directors. The merger agreement provided for the exchange of 899,376 shares of the Company's common stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,686 shares of their common stock to the Company effectively reducing the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date increased the common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the Company.

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

4.    Revenue  Recognition
      --------------------

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

6.    Fair  Value  of  Financial  Instruments
      ---------------------------------------

The carrying amount of all financial instruments at June 30, 2001 and December 31, 2001, which consist of various notes and loans payable, approximate their fair values.

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


NOTE  B  -  PROPERTY  AND  EQUIPMENT
Property  and  equipment  consist  of  the  following:

                                                   December  31,     June  30,
                                                       2001             2001
                                                   -------------     ---------
     Furniture  and  computer  equipment             $  44,029       $  44,029
     Production  and  other equipment                  522,318         512,318
     Vehicles                                           59,869          59,869
                                                     ---------       ---------
                                                       626,216         616,216
       Less:  Accumulated depreciation and
              amortization                             164,726         125,572
                                                     ---------       ---------

                                                     $ 461,490       $ 490,644
                                                     =========       =========

NOTE  C  -  NOTES  PAYABLE

Notes  payable  consist  of  the  following:

                                                   December  31,     June  30,
                                                       2001             2001
                                                   -------------     ---------
     Revolving note payable to bank; interest due
     monthly at 10% (variable); due March 5, 2002    $  100,035      $  80,358

     Demand notes payable to stockholder, 8%
     interest rate, agreed  to be due after
     December 31, 2002                                  277,537        258,537

     Bank  term  loan;  9.5%  interest  rate;
     guaranteed by  principal  stockholder,
     due  March  22,  2002                               65,000         65,000

     Note  payable  to  stockholder;  no
     interest  rate;  agreed to  be  due
     after December 31,  2002                          160,879         165,879

     Note  payable  to  bank,  collateralized
     by  accounts  receivable,  7%  (variable),
     due  March  5,  2002                               17,020

     Notes  payable  to  shareholders,  unsecured,
     12%, due  February  2,  2002                       10,000

     Note  payable  to  finance  vehicle,  9.5%
     interest  rate, maturing  December,  2004,
     collateralized by vehicle                          17,604          19,638

     Note  payable  to  bank,  collateralized
     by  tractor,  9% (variable),  payable  in
     60  monthly  installments beginning
     July  29, 2001                                      9,464          10,360

     Refinanced  bank  term  loan;  payable
     in  semiannual payments  of  $6,485,
     including  interest  at  8.00% (variable);
     collateralized  by  equipment,  accounts
     receivable  and  intangibles  and  guaranteed
     by  the principal  stockholder of the Company,
     due  July 15,  2005                                35,988          41,000
                                                       -------         -------
                                                       693,527         640,772
          Less:  current portion                       202,927         192,231
                                                       -------         -------

     Long-term  debt                                  $490,600        $448,541
                                                       =======         =======

The following is a summary of maturities of principal under long-term debt for year ending December 31:

          2002                                 $202,927
          2003                                  454,333
          2004                                   15,917
          2005                                   11,882
          2006                                    8,468
                                               --------
                                               $693,527
                                               ========

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

Compensation
------------
During August 1999, the Company entered into employment contracts with two key employees, resulting in the issuance of 250,000 shares of the Company's common stock. Such contracts are for a term of 12 months and contain a vesting provision requiring the employees, in the event of early termination of employment, to either surrender to the Company the pro rata unearned portion of the stock issued or to purchase the stock at a price of $.85 per share. Additionally, the Company issued 22,500 shares of stock to another employee in exchange for a vehicle and services that vested immediately. Also, the Company issued 210,000 shares of stock to employees and on-employees in exchange for services that vested immediately. These agreements result in compensation expense of approximately $432,500 recognized by the Company during fiscal 2000. During the six month period ending December 31, 2001, the Company issued 182,075 shares to employees of the Company as compensation and an additional 95,000 shares for consulting fees.

Stock  Offering
---------------
Pursuant to Rule 504 of Regulation D ("504 offering") of the Securities Act of 1933, the Company offered for sale 400,000 shares of its common stock for $1.00 per share under an Offering Memorandum dated August 24, 1999. The Company offered 480,000 shares of common stock under a second 504 offering for $1.25 per share, of which 423,190 have been sold as of June 30, 2000. During the fiscal year ended June 30, 2001, an additional 42,500 shares were sold in connection with the second offering. In May 2001, the Company, pursuant to Rule 504, offered 625,000 shares of common stock at $.40 per share. Prior to June 30, 2001, 277,100 shares were issued and an additional 230,800 shares were sold during the six month period ending December 31, 2001. Offering costs of the offering totaled $62,896 of which $52,296 related to the shares of stock issued for services mentioned above.

NOTE  E  -  INCOME  TAXES

The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate are as follows:

                                              Six  Months  Ended  December  31,
                                                       2001        2000
                                                    ----------   ----------
     Income tax benefit at federal
       statutory rate                               $  97,300    $  90,646
     Change  in  valuation  allowance                 (97,300)     (90,646)
                                                    ---------    ---------

                                                    $       -    $       -

                                                    From  October  7,  1998
                                                     (inception)  through
                                                      December  31, 2001
                                                      ------------------
     Income tax benefit at federal statutory rate          $  675,346
     Nondeductible  expenses                                    7,108
     Other,  including  graduated  rates                       28,436
     Change  in  valuation  allowance                        (710,890)
                                                           ----------
                                                           $        -


Components  of  deferred  tax  assets  at  are  as  follows:

     Assets                                   December 31, 2001   June 30, 2001
                                              -----------------   -------------
       Net operating loss carryforward           $  710,890          $608,693
       Valuation allowance                         (710,890)         (608,693)
                                                 ----------          --------

                                                 $        -          $      -


The valuation allowance increased $414,891 for the year ended June 30, 2001 and $97,300 for the six months ended December 31, 2001.

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2001 and June 30, 2001, the Company has a net deferred tax asset mainly related to a net operating loss carryforward incurred during its first year of operations. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

In August, 2000, the company completed its acquisition of the patent rights to its production process. This transaction involved the issuance of 300,000 shares of common stock to a corporation owned by stockholders of the Company. Office equipment was acquired from a stockholder for the issuance of common stock and certain shareholders contributed portions of their common stock which was cancelled to facilitate the merger discussed in Note A. Most of the equipment used in the Company's manufacturing process was purchased from a company controlled by a shareholder of the Company. In July, 2001, the Company issued 100,000 shares of stock to the Company president in exchange for services rendered.


NOTE  G  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,974,694 from October 7, 1998 (inception) through December 31, 2001, and as of that date, the Company's current liabilities exceeded its total assets by $255,163. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company management is in the process of executing a plan raise additional funds through the sale of stock to shareholders to purchase equipment and go into full scale production. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Second Quarter (Q2) of Fiscal Year 2002 Compared to
     ---------------------------------------------------------------------------
     Second  Quarter  of  Fiscal  Year  2001
     ---------------------------------------

     Softstone had sales of $24,614 in Q2 2002, as compared with sales of $4,802 in Q2 2001 (Softstone's fiscal year ends on June 30). Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $112,312 in Q2 2002 as compared with $91,115 in Q2 2001.

     We had a loss of $99,403 in Q2 2002, or $0.02 a share, as compared with a loss of $90,180 in Q2 2001, or $0.01 a share.

     Results  of  Operations  - First Half of Fiscal Year 2002 Compared to First
     ---------------------------------------------------------------------------
     Half  of  Fiscal  Year  2001
     ----------------------------

     Softstone had sales of $27,496 in the first half of FY 2002 (December 31, 2001) compared to sales of $11,824 in the first half of FY 2001 (December 31,
2000). Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $275,373 in the first half of FY 2002 as compared with $253,665 in the first half of FY 2001.

     We had a net loss of $270,279, or $0.05 a share, in the first half of FY 2002 as compared with a net loss of $251,795, or $0.03 a share, in the first half of FY 2001.

     We covered our $270,279 loss in the first half of FY 2002 by net borrowings of $38,079 and the sale of $106,996 in stock in private placements. Our loss was attributed primarily to depreciation and amortization ($43,386), non-cash compensation ($59,415) and accrued but unpaid expenses ($11,929). We covered our loss of $251,795 in the first half of FY 2001 by borrowings of $169,419 and the sale of $53,125 in stock. Some $41,115 of our loss was attributed to
depreciation   and  amortization,   and  $31,875   was  attributed  to  non-cash
compensation, but these non-cash expenses were offset somewhat by $48,714 in payments made on accounts payable and a $3,986 decrease in accrued expenses.

     Letter  of  Intent  With  Levgum,  Ltd.
     ---------------------------------------

     On December 21, 2001 we executed a letter of intent with Levgum, Ltd. of Tel Aviv, Israel. Levgum owns patents pertaining to certain technology for the devulcanization of rubber tires. We are told by Levgum that this is the best devulcanization technology in the world and that it is commercially viable, as compared to other devulcanization technologies that work but cost more to apply per pound of rubber produced than the cost of virgin rubber.

     Levgum has shipped to us ten kilograms of its devulcanized rubber for us to perform laboratory trials on. Should the trials be satisfactory, we will have the opportunity to acquire the exclusive rights to Levgum's technology for the Western Hemisphere, including the right to sublicense the technology in this geographic area.

     We would be required to pay $250,000 to Levgum for these exclusive rights for a 5.5 year period and for a ten percent equity interest in Levgum. To retain the exclusive rights, we would have to remit royalties to Levgum as follows:

               First  18  months:              $   200,000
               Next  12  months:                 1,000,000
               Next  12  months:                 2,000,000
               Next  12  months:                 3,000,000
               Next  12  months:                 5,000,000

     The royalties would consist of $30 for each ton of devulcanized rubber produced in the Western Hemisphere with Levgum's devulcanization technology.


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

                                      SOFTSTONE  INC.


                                      By:/s/Keith  P.  Boyd
                                         -------------------------
                                         Keith  P.  Boyd
                                         Chief  Executive  Officer

Dated:  February  6,  2002