Form 10QSB
period 2002-03-31
SOFTSTONE INC /DE/
filed 2002-05-20
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

     As of May 6, 2002, the Company had 6,939,465 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                        March 31, 2002 and June 30, 2001

                                                     Unaudited
                                                     ---------
                                                     March 31,        June 30,
                                                     ---------
                                                       2002             2001
                                                       ----             ----
                                     ASSETS

CURRENT  ASSETS
  Cash and cash equivalents                             $21,375         $12,673
  Accounts receivable                                    21,011
  Other current assets                                    1,118           4,473
                                                     ----------      ----------
    Total  current assets                                43,504          17,146

PROPERTY AND EQUIPMENT, net                             441,913         490,644

OTHER  ASSETS
  Patent                                                 89,444          94,444
  License agreement                                     125,000
  Investment in Levgum, Ltd.                            125,000
  Other                                                   8,116           8,116
                                                     ----------      ----------
    Total other assets                                  347,560         102,560
                                                     ----------      ----------

    Total Assets                                       $832,977        $610,350
                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts payable                                      $39,352         $16,998
  Accrued expenses                                        9,728          19,981
  License agreement fee payable                         125,000
  Notes payable and current portion of long-term debt   258,844         192,231
                                                     ----------      ----------
    Total  current liabilities                          432,924         229,210

LONG-TERM DEBT, less current portion                     39,163          24,125

LOANS FROM STOCKHOLDERS                                 513,416         424,416

STOCKHOLDERS'  EQUITY
  Common  stock  -  par  value  $.001;
    30,000,000  shares  authorized;  issued  and
    outstanding,  7,049,465  and  4,486,053
    respectively                                          7,049           4,486
  Additional paid-in capital                          2,174,524       1,632,528
    Prepaid  compensation
   Deficit accumulated during the development stage  (2,334,099)     (1,704,415)
                                                     ----------      ----------
    Total Stockholders' Equity                         (152,526)         67,401
                                                     ----------      ----------

    Total Liabilities and Stockholders' Equity         $832,977        $610,350
                                                     ==========      ==========


    The acompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Operations
            From October 7, 1998 (inception) through March 31, 2002
     and for the Three and Nine Month Periods Ended March 31, 2001 and 2002
                                  (Unaudited)

                                                                                        From October 7, 1998
                             Three Months Ended March 31,  Nine Months Ended March 31,   (Inception) through
                             ----------------------------  ---------------------------
                                 2002          2001             2002          2001           March 31, 2002
                                 ----          ----             ----          ----           --------------
REVENUES                         $8,624       $10,742           $36,120       $22,565            $70,305

OPERATING COSTS AND EXPENSES
  General, selling, and
    administrative              355,172        70,966           630,545       324,631          2,318,498
                              ---------     ---------         ---------     ---------         ----------

  Operating loss               (346,548)      (60,224)         (594,425)     (302,066)        (2,248,193)

OTHER  EXPENSE
  Interest                       12,857         9,807            35,259        19,761             85,906
                              ---------     ---------         ---------     ---------         ----------

  Loss before income taxes     (359,405)      (70,031)         (629,684)     (321,827)        (2,334,099)

Provision for income taxes            -             -                 -             -                  -
                              ---------     ---------         ---------     ---------         ----------

    NET LOSS                  ($359,405)     ($70,031)        ($629,684)    ($321,827)       ($2,334,099)
                              =========     =========         =========     =========         ==========

Net (loss) per share             ($0.06)       ($0.01)           ($0.10)       ($0.04)            ($0.37)
                              =========     =========         =========     =========         ==========

Average common
  shares outstanding          6,348,697     7,302,690         6,471,385     7,302,690          6,312,559
                              =========     =========         =========     =========         ==========



   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
            From October 7, 1998 (inception) through March 31, 2002
          and for the Nine Month Periods Ended March 31, 2001 and 2002
                                  (Unaudited)

                                                                     From October 7,
                                      Nine Months Ended March 31,  (Inception) through
                                          2002          2001          March 31, 2002
                                          ----          ----       -------------------
Cash flows from operating activities
  Net loss                             ($629,684)     ($321,827)        ($2,334,099)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization         64,689         61,673             202,484
    Noncash compensation                 306,581         31,875             793,913
    Write-off  samples                                                       11,712
Changes in assets and liabilities
    (Increase) decrease in accounts
      receivable                         (21,011)                           (21,011)
    (Increase) decrease in other
      current assets                       3,355                            (21,162)
    Increase (decrease) in
       accounts payable                   22,354          2,911              32,483
    Increase (decrease) in license
      fee payable                       125,000                             125,000
    Increase (decrease) in
      accrued expenses                  (10,253)         (5,979)             14,983
                                      ---------       ---------           ---------
    Total adjustments                   490,715          90,480           1,138,402
                                      ---------       ---------           ---------

    Net cash used by
      operating  activities            (138,969)       (231,347)         (1,195,697)

Cash flows from investing activities
  Purchases of property and equipment   (10,000)         (9,123)           (429,859)
  Purchases of stock                   (125,000)                           (125,000)
  Purchase of exclusive license        (125,000)                           (125,000)
  Other  deposits                                                              (384)
                                      ---------       ---------           ---------
    Net cash used by
      investing  activities            (260,000)         (9,123)           (680,243)
                                      ---------       ---------           ---------

Cash flows from financing activities
  Investment by stockholders             89,000                             339,941
  Proceeds from borrowings               96,697         169,419             417,449
  Payments on borrowings                (15,046)                           (170,180)
  Issuance of stock pursuant
    to offerings                        237,020          53,125           1,310,105
                                      ---------       ---------           ---------
    Net cash provided by
      financing  activities             407,671         222,544           1,897,315
                                      ---------       ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                    8,702         (17,926)             21,375

Cash and cash equivalents at
  beginning of period                    12,673           7,571                   0
                                      ---------       ---------           ---------

cash and cash equivalents at
  end of period                         $21,375        ($10,355)            $21,375
                                      =========       =========           =========

Supplemental  cash  flow  information:
--------------------------------------
  Cash paid during the period
    for interest                        $12,417          $6,293             $25,869
                                      =========       =========           =========

cash paid during the period for
  income taxes                               $0              $0                  $0
                                      =========       =========           =========

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
            From October 7, 1998 (inception) through March 31, 2002
          and for the Nine Month Periods Ended March 31, 2002 and 2002
                                  (Unaudited)



Noncash  investing  and  financing  activities:
-----------------------------------------------

   During  the  nine  months  ended  March  31,  2001:
   Common  stock  was  issued  for  office  equipment  valued  at  $18,525.
   Common stock totaling 300,000 shares was issued to a related company to acquire a patent.

   During  the  nine  months  ended  March  31,  2002:
   The Company issued 1,158,387 shares of common stock to effect a merger resulting in $1,158 of goodwill.


























   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                  Statement of Stockholder's Equity (Deficit)
            From October 7, 1998 (inception) through March 31, 2002
  and for the Year Ended June 30, 2001 and the Nine Months Ended March 31, 2002
                                  (Unaudited)

                                                                       Deficit
                                                                      Accumulated
                                                          Additional    During
                                         Common Stock       Paid-in   Development     Unearned
                                        Shares   Amounts    Capital      Stage      Compensation
                                        ------   -------  ----------  ------------  ------------
Issuance of common stock for cash     5,000,000   5,000      51,100
  (October 7, 1998 - Inception)

Stock issued for cash of $293 and
  contributed  services                 292,500     293      43,582

Net loss                                                                  (197,426)
                                      ---------   -----   ---------     ----------     --------
Balance, June 30, 1999                5,292,500   5,293      94,682       (197,426)

Stock issued in exchange for services
  ($0.85/share)(August  1,  1999)       250,000    250      212,250

Stock issued for services and
  a  vehicle
  ($1.00/share)(August 24, 1999)         22,500     22       22,478

Warrants issued to employees
  (October 1, 1999)                                          75,000                    (75,000)

Stock issued for settlement of
  short-term  notes  payable
  ($34,250) and cash of $16,903
  ($1.00/share) (August 31
  through December 29, 1999)            400,000    400      382,697

Stock issued in exchange for
  services ($1.00/share)
  (October 28 through
  December 1, 1999)                     210,000    210      209,790

Stock issued for cash, net
  of offering costs of
  $25,783 ($1.25/share)
  (February 7 through
  May 31, 2000)                         423,190    423      502,782

Amortization of unearned
  compensation                                                                          11,250

Net loss                                                                (1,109,180)
                                      ---------   -----   ---------     ----------     --------

Balance, June 30, 2000                6,598,190   6,598   1,499,679     (1,306,606)   (63,750)

Stock issued for cash at
  $1.25/share (July 1
  through July 31, 2000)                 42,500      43      53,082

Unearned warrants granted to
  employee  upon  termination
  August  9,  2000                                          (63,750)                   63,750

Warrants excercised
  (August 10, 2000)                     675,000     675

Stock issued in exchange for
  patent ($0.03/share)
  (August  12,  2000)                   300,000     300      21,622

Stock issued in exchange for
  office  equipment
  ($1.03/share)(August 12, 2000)         18,000      18      18,507

Net loss for the six months
  ended  December  31,  2001                                              (251,795)

Stock contributed back to
  Company by principals
  (April 4, 2001)                    (3,947,698) (3,948)      3,948

Stock issued in exchange for
  services  ($0.10/share)
  (April 20 through April 23, 2001)     522,961     523      51,773

Stock issued in exchanged for
  cash  ($0.40/share)
  (June 1 through June 30, 2001)
  net of offering costs $62,896         277,100     277      47,667

Net loss, January 1, 2001 to
  June  30,  2001                                                         (146,014)
                                      ---------   -----   ---------     ----------     --------

Balance, June 30, 2001                4,486,053   4,486   1,632,528     (1,704,415)          0

                                 SOFTSTONE Inc.
                          (A Development Stage Company)
                  Statement of Stockholder's Equity (Deficit)
            From October 7, 1998 (inception) through March 31, 2002
  and for the Year Ended June 30, 2001 and the Nine Months Ended March 31, 2002
                                  (Unaudited)
                                  (continued)

Stock issued in exchange for
  cash  ($0.40/share) (July 1
  through  September  30,  2001)        218,300     219       87,101

Stock issued in exchange for
  services ($0.20/share)
  (July 13, 2001)                       257,075     257       51,158

Stock issued to effect merger
  ($0.001/share)(July 24, 2001)         899,376     899

Stock issued in exchange for
  services ($0.40/share)
  (October, 2001)                        20,000      20        7,980

Stock issued in exchange for
  cash ($0.40/share)(October, 2001)      12,500      12        4,988

Stock issued in exchange for cash
  ($0.40/share)(January,  2002)          12,500      13        4,987

Stock issued in exchange for
  services ($0.40/share)
  (January-March, 2002)                 528,000     528       210,672

Stock issued in payment of
  accrued interest($0.45/share)
  (January, 2002)                        52,250      52        23,214

Stock issued in exchange for
  services ($0.50/share)
  (March, 2002)                          25,000      25        12,475

Additional stock issued to effect
  merger (0.001/share)
  (January, 2002)                       259,011     259             0

Stock issued in exchange for
  cash ($0.50/share)
  (February-March, 2002)                279,400     279       139,421

Net loss, July 1, 2001 to
  March  31,  2002                                                        (629,684)
                                      ---------   -----   ---------     ----------     --------

Balance, March 31, 2002               7,049,465  $7,049  $2,174,524     ($2,334,099)         $0
                                      =========   =====   =========     ===========    ========















   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                        June 30, 2001 and March 31, 2002
                                  (Unaudited)


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

3.    Patent  and  Patent  License  Agreement
      ---------------------------------------

Patent rights acquired under a license agreement are amortized using the straight-line method over fifteen years. During August, 2000, the patent was acquired outright in exchange for 300,000 shares of common stock, forgiveness of debt and assumption of additional debt. In March, 2002, the Company entered into a technology licensing agreement with a foreign company. Such agreement provides the Company with an exclusive license for North, Central and South America for a period of five and a half years. Accordingly, the rights under the agreement are being amortized using the straight-line method over sixty-six months.

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

6.    Fair  Value  of  Financial  Instruments
      ---------------------------------------

The carrying amount of all financial instruments at June 30, 2001 and March 31, 2002, which consist of various notes and loans payable, approximate their fair values.

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


NOTE  B  -  PROPERTY  AND  EQUIPMENT
Property and equipment consist of the following:

                                                      March  31,     June  30,
                                                         2002          2001
                                                         ----          ----
     Furniture  and  computer  equipment              $  44,029     $  44,029
     Production  and  other equipment                   522,318       512,318
     Vehicles                                            59,869        59,869
                                                      ---------     ---------
                                                        626,216       616,216
       Less:  Accumulated depreciation
              and  amortization                         184,303       125,572
                                                     ----------    ----------

                                                     $  441,913    $  490,644
                                                     ==========    ==========

NOTE  C  -  NOTES  PAYABLE

Notes  payable  consist  of  the  following:

                                                      March  31,     June  30,
                                                         2002          2001
                                                         ----          ----
     Revolving note payable to bank;
     interest due monthly at 7% (variable);
     due July 5, 2002                                 $ 100,035     $  80,358

     Demand notes payable to stockholder,
     8%  interest  rate, agreed to be due
     after  March  31,  2003                            352,537       258,537

     Bank term loan; 3.9% interest rate;
     guaranteed by  principal stockholder,
     due July 23, 2002                                   65,000        65,000

     Note payable to stockholder; no interest
     rate;  agreed to be due after March 31, 2003       160,879       165,879

     Note payable to bank, collateralized by
     accounts receivable, 8% (variable),
     due  April  5, 2002                                 17,020

     Notes payable to shareholders, unsecured,
     12%,  due  on  demand                               10,000

     Note payable to shareholder, unsecured, 8%,
     due September 11, 2002, convertible to common
     stock at a rate of $0.50 per share                  50,000

     Note payable to finance vehicle, 9.5%
     interest  rate, maturing December, 2004,
     collateralized by vehicle                           16,140        19,638

     Note payable to bank, collateralized by
     tractor,  9% (variable), payable in 60
     monthly  installments beginning July 29, 2001        8,973        10,360

     Refinanced bank term loan; payable in
     semiannual payments of $6,485, including
     interest at  8.00% (variable); collateralized
     by equipment, accounts receivable and intangibles
     and  guaranteed  by  the principal  stockholder
     of  the  Company,  due  July 15,  2005              30,839        41,000
                                                      ----------    ---------
                                                        811,423       640,772
          Less:  current portion                        258,844       192,231
                                                      ----------    ---------

     Long-term  debt                                  $ 552,579     $ 448,541
                                                      =========     =========

The following is a summary of maturities of principal under long-term debt for year ending March 31:

          2003                                      $258,844
          2004                                       530,205
          2005                                        15,325
          2006                                         6,520
          2007                                           529
                                                    --------
                                                    $811,423
                                                    ========

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

During October, 1999, the Company issued warrants to purchase 150,000 shares of common stock at $.50 per share to two employees. The warrants vest over a five-year period and resulted in compensation of $75,000, of which $63,750 was unearned at June 30, 2000, and will be recognized over the remaining vesting period. The fair value of these warrants does not exceed the compensation cost recognized for financial reporting. During the fiscal year ended June 30, 2001, the one employee terminated and another exercised his warrants with paid-in capital charged for the unearned compensation. At June 30, 2001, a total of 145,000 warrants remained outstanding.

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

In April 2001, pursuant to the merger agreement discussed in Note A certain insider stockholders contributed back to the Company 3,947,698 shares of their common stock, and this common stock was cancelled, and 522,961 shares of common stock valued at $.10 was issued to consultants and an attorney for services rendered in acquiring capital and facilitating the merger. In January, 2002, the Company issued an additional 259,011 shares of common stock to complete the merger.

In January, 2002, the Company issued 279,400 warrants to purchase shares of common stock at $0.50 per share. Such warrants were issued in conjunction with the stock offering described below. In March, 2002, the Company issued warrants to purchase 225,000 shares of common stock at $0.25 per share to a shareholder as additional consideration for a loan to the Company.



Compensation
------------
During August 1999, the Company entered into employment contracts with two key employees, resulting in the issuance of 250,000 shares of the Company's common stock. Such contracts are for a term of 12 months and contain a vesting provision requiring the employees, in the event of early termination of employment, to either surrender to the Company the pro rata unearned portion of the stock issued or to purchase the stock at a price of $.85 per share. Additionally, the Company issued 22,500 shares of stock to another employee in exchange for a vehicle and services that vested immediately. Also, the Company issued 210,000 shares of stock to employees and on-employees in exchange for services that vested immediately. These agreements result in compensation expense of approximately $432,500 recognized by the Company during fiscal 2000. During the nine month period ending March 31, 2002, the Company issued 532,075 shares to employees of the Company as compensation, 298,000 shares for consulting fees and 52,250 shares in payment of accrued interest.


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

In May 2001, the Company, pursuant to Rule 506, offered 625,000 shares of common stock at $.40 per share. Prior to June 30, 2001, 277,100 shares were issued and an additional 230,800 shares were sold during the six month period ending December 31, 2001. Offering costs of the offering totaled $62,896 of which $52,296 related to the shares of stock issued for services mentioned above.


NOTE  E  -  INCOME  TAXES

The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate are as follows:

                                                   Nine  Months Ended  March 31,
                                                          2002        2001
                                                          ----        ----
     Income tax benefit at federal statutory rate      $  226,686  $  115,858
     Change  in  valuation  allowance                    (226,686)   (115,858)
                                                       ----------  ----------
                                                       $        -  $        -

                                                      From October 7, 1998
                                                      (inception)  through
                                                            March  31,
                                                              2002
                                                      --------------------
     Income tax benefit at federal statutory rate         $  840,276
     Nondeductible  expenses                                   7,108
     Other,  including  graduated  rates                      28,436
     Change  in  valuation  allowance                       (875,820)
                                                          ----------
                                                          $        -

Components  of  deferred  tax  assets  are  as  follows:

     Assets                                    March 31, 2002     June 30, 2001
                                               --------------     -------------
       Net operating loss carryforward           $  875,820         $  608,693
       Valuation allowance                         (875,820)          (608,693)
                                                 ----------         ----------
                                                 $        -         $        -


The valuation allowance increased $414,891 for the year ended June 30, 2001 and $226,686 for the nine months ended March 31, 2002
..

A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2002 and June 30, 2001, the Company has a net deferred tax asset mainly related to a net operating loss carryforward incurred during its first year of operations. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated.



NOTE  F  -  RELATED  PARTY  TRANSACTIONS

In August, 2000, the company completed its acquisition of the patent rights to its production process. This transaction involved the issuance of 300,000 shares of common stock to a corporation owned by stockholders of the Company. Office equipment was acquired from a stockholder for the issuance of common stock and certain shareholders contributed portions of their common stock which was cancelled to facilitate the merger discussed in Note A. Most of the equipment used in the Company's manufacturing process was purchased from a company controlled by a shareholder of the Company. In July, 2001, the Company issued 100,000 shares of stock to the Company president in exchange for services rendered. In January, 2002, the Company issued an additional 350,000 shares of stock to the Company president in exchange for services. In January, 2002, the Chairman received 52,250 shares of stock in payment of accrued interest and 225,000 warrants to purchase stock at $0.25 per share as consideration for making additional loans to the Company.

NOTE  G  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $2,334,099 from October 7, 1998 (inception) through March 31, 2002, and as of that date, the Company's current liabilities exceeded its total assets by $389,420. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company management is in the process of executing a plan to raise additional funds through the sale of stock to shareholders to purchase equipment and go into full scale production. A total of $22,000 of additional funds were raised in April, 2002. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 16, 2002, the Company, pursuant to Rule 506, is offering 2,800,000 shares of its common stock for sale at $1.00 per share. The proceeds of this Offering will be used for equipment purchases, debt repayment and operating capital.


NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

On March 15, 2002, the Company entered into a technology licensing agreement with Levgum, Ltd., a foreign company. Levgum, Ltd. is the owner of patented proprietary formulae and processes utilized in the production of certain de-vulcanized rubber compounds with a variety of uses in the tire and other de-vulcanized rubber goods industries.

In exchange for $250,000, $125,000 of which was paid on March 31, 2002, and $125,000 of which is due by May 15, 2002, the Company received a 10% ownership interest in Levgum, Ltd. and an exclusive license to Levgum's technology for North, Central and South America. In order to maintain the exclusivity of the license, the Company has agreed to the following minimum royalty payments:

     $200,000 over the first eighteen months of the agreement $1,000,000 over the next twelve months
     $2,000,000  over  the  next  twelve  months
     $3,000,000  over  the  next  twelve  months
     $5,000,000  over  the  next  twelve  months

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter (Q3) of Fiscal Year 2002 Compared to
     ---------------------------------------------------------------------------
     Third  Quarter  of  Fiscal  Year  2001
     --------------------------------------

     Softstone had sales of $8,624 in Q3 2002, as compared with sales of $10,742 in Q3 2001 (Softstone's fiscal year ends on June 30). Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $355,172 in Q3 2002 as compared with $70,966 in Q3 2001.

     We had a loss of $359,405 in Q3 2002, or $0.06 a share, as compared with a loss of $70,031 in Q3 2001, or $0.01 a share.

     Results  of  Operations - First Nine Months of Fiscal Year 2002 Compared to
     ---------------------------------------------------------------------------
     First  Nine  Months  of  Fiscal  Year  2001
     -------------------------------------------

     Softstone had sales of $36,120 in the first nine months of FY 2002 (March 31, 2002) compared to sales of $22,565 in the first nine months of FY 2001 (March 31, 2001). Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $630,545 in the first nine months of FY 2002 as compared with $324,631 in the first nine months of FY 2001.

     We had a net loss of $629,684, or $0.10 a share, in the first nine months of FY 2002 as compared with a net loss of $321,827, or $0.04 a share, in the first nine months of FY 2001.

     We covered our $629,684 loss in the first nine months of FY 2002 by net borrowings of $155,975 and the sale of $276,888 in stock in private placements. Our loss was attributed primarily to depreciation and amortization ($62,963), non-cash compensation ($283,115) and a license fee payable of $125,000. We covered our loss of $321,827 in the first nine months of FY 2001 by borrowings of $169,419 and the sale of $53,125 in stock. Some $61,673 of our loss was attributed to depreciation and amortization, and $31,875 was attributed to non-cash compensation.

     Agreement  With  Levgum,  Ltd.
     ------------------------------

     We executed an agreement with Levgum, Ltd. of Tel Aviv, Israel. Levgum owns patents pertaining to certain technology for the devulcanization of rubber tires. We are told by Levgum that this is the best devulcanization technology in the world and that it is commercially viable, as compared to other devulcanization technologies that work but cost more to apply per pound of rubber produced than the cost of virgin rubber.

     Levgum shipped to us ten kilograms of its devulcanized rubber for us to perform laboratory trials on. The trials were performed in Akron, Ohio at an independent rubber testing laboratory. The trials were most satisfactory. They indicate that the Levgum technology is commercially viable and produces a product twice as good - from an analysis standpoint - as any other technology. We acquired the exclusive rights to Levgum's technology for the Western Hemisphere, including the right to sublicense the technology in this geographic area.

     We  are required to pay $250,000 to Levgum for these exclusive rights for a
5.5 year period and for a ten percent equity interest in Levgum. We have paid $125,000 of this amount. To retain the exclusive rights, we would have to remit royalties to Levgum as follows:

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

     On April 17, 2002 our common stock was approved for listing on the OTC Bulletin Board. Out stock market symbol is "SOFS".

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

          3.1            Bylaws  of  Softstone,  Inc.*

         10 Lease Agreement of February 1, 2000, between Ardmore Development Authority, as lessor, and Softstone, Inc., as lessee.*

         10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

         10.2            Letter  of  intent  of  May  1,  2001,  of  Little  Elm
                         Independent School District regarding the Little Elm Walking Trail.*

         10.3            Agreement   of   March  15,  2002  with   Levgum,  Inc.
                         concerning exclusive license to Western Hemisphere for Levgum's devulcanization technology.

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

                                   SOFTSTONE  INC.


                                   By:/s/  Keith  P.  Boyd
                                      ------------------------------------------
                                      Keith  P.  Boyd
                                      Chief  Executive  Officer

Dated:  May  14,  2002

                                 SOFTSTONE INC.
                         Commission File Number 0-29523

                    INDEX TO EXHIBITS - FORM 10-QSB 03-31-02


          The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Number               Description

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

       3.1     Bylaws  of  Softstone,  Inc.*

      10       Lease   Agreement   of   February  1,  2000,   between    Ardmore
               Development  Authority,  as   lessor,  and  Softstone,  Inc.,  as
               lessee.*

      10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

      10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

      10.3     Agreement   of  March  15,  2002  with  Levgum,  Inc.  concerning
               exclusive   license   to   Western   Hemisphere   for    Levgum's
               devulcanization  technology.

      99       United  States  Patent  No.  5,714,219.*

* Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

                TECHNOLOGY LICENSING & SHARE PURCHASE AGREEMENT

Entered into this 15th day of March, 2002, by and between Levgum Ltd., an Israeli company numbered 51-265410- 4, and located at c/o Mofet B'Yehuda Technological Incubator, P.O. Box 80, Kiryat Arba 90100, Israel (the "Grantor") and Softstone, Inc., a corporation incorporated in the State of Oklahoma with its principal offices at 5 Interstate Court, Ardmore, Oklahoma 73401, USA (the "Recipient").

WHEREAS the Grantor is the owner of the proprietary formulae for which a patent has been filed in Israel and soon to be filed in the United States and elsewhere (the "Technology" or "Know-how") essential for the process of recycling rubber to form a new type of devulcanized rubber compound (the "Base Product") and is the licensor of the trademarks that are used in identifying and marketing the products manufactured from such Technology. Such Base Product has properties that make it suitable for use as the base material for making a variety of rubber compounds for volume use in the tire and general devulcanized rubber goods industry ("Rubber Products"); and

WHEREAS the Recipient is in the business in the United States of converting waste tires to useable rubber products and is interested selling devulcanized rubber compound and in receiving a license from the Grantor to use the Technology so that the Recipient may manufacture and process rubber into the Base Product within the defined and limited territory described below; and

WHEREAS the Recipient is interested purchasing shares of the Grantor as described in this Agreement; and

WHEREAS the Grantor is willing to grant this license to the Recipient and the Grantor is willing to issue shares to the Recipient, subject to the terms and conditions herein set forth;

NOW THEREFORE, in consideration of the covenants and promises set forth herein, the parties agree as follows:

1.   Purchase  of  Shares  &  Related  Rights:
     -----------------------------------------

1.1 In return for the grant of the License as described in this Agreement, and in return for the issuance of eighty-three (83) Ordinary Shares of the Grantor, par value 1.00 New Israeli Shekel ("NIS") per share (the "Shares"), the Recipient shall pay the Grantor a total of US$ 250,000.
1.2 The Grantor represents that the amount of Shares are equivalent to 10% of the outstanding capital of the Company, as calculated immediately after such share issuance.
1.3 The Recipient agrees to pay the full consideration of US$ 250,000 by May 14, 2002 as follows: $125,000 by March 15, 2002; and $125,000 by May
     14, 2002. Such payments shall be made via wire transfer to the bank account of the Grantor at the following bank address: Bank: Bank Leumi Le'Israel b.m. (Bank no. 10), SWIFT Code: LUMIILITTLV, Branch: Kiryat Yovel,

                                                                    Exhibit 10.3
                                                              Page 1 of 12 Pages

     Jerusalem (Branch no. 915), Name of Account: Levgum Ltd., Account no. 155800/57.
1.4 Within three (3) days after receipt of the full consideration, the Grantor shall issue the Shares to the Recipient, report the issuance to the Registrar of Companies, and issue the relevant share certificates to the Recipient.
1.5 Board of Directors. So long as the Recipient holds at least 10% of the outstanding equity of the Grantor, the Recipient shall be entitled to appoint one member to the Board of Directors of the Grantor. This obligation shall remain in effect until the Grantor's Initial Public Offering on a public stock exchange located either in Israel, the United States, Europe or Japan ("IPO").
1.6 Pre-emptive Right. For the shorter period of (i) until the Grantor's IPO, or (ii) until the end of the period of exclusivity of the License right as defined below, the Recipient shall have the right to maintain its percentage ownership in the Grantor by purchasing a pro rata portion of any further issuance of securities by the Grantor at the price offered in future issuances, other than shares offered pursuant to an employee stock option plan.

2.   Grant  of  License:
     -------------------

2.1 Subject to the terms and conditions stated herein, the Grantor hereby grants the Recipient the right to use the Grantor's Technology for rubber devulcanization and the right to sublicense this right to third parties (the "License"). Such License is limited to the Territory, as defined below, and is granted only for the period of this Agreement. The License shall be the exclusive license granted by the Grantor with respect to the Grantor's Technology within the Territory so long as the Recipient pays the minimum royalties described below at section 3.5. Such a failure shall result in the License becoming a non-exclusive license in the Territory during the term of this Agreement. The Recipient may not use the license right granted by this Agreement and may not manufacture de-vulcanized rubber using the Modifier outside of the Territory.
2.2 Use of Trademark. The Recipient is authorized and agrees to apply the Grantor's trademark name on the packaging of the Base Product sold by the
     Recipient that was manufactured through the Grantor's Technology. The Recipient shall have the right to sell any de-vulcanized rubber produced by the Modifier so long as all the accompanying packaging and shipping documents of such de-vulcanized rubber (e.g. labels, bags inscriptions, invoices, etc.) will include the following note: "Produced under license from LEVGUM Ltd.". The size and placement of the Grantor's trademark name on the Base Product's packaging shall be mutually agreed to by the parties.
2.3 Territory. The "Territory" is defined as the countries located in North, South and Central America.
2.4 The Recipient may not sublicense or transfer any part of such License right to any person or entity without providing advance written notice to the Grantor of the sublicensee's/transferee's name, address and other contact information, and without having such sublicensee/transferee commit to obligations to the benefit of the Grantor as stated in sections 3.6 -
     3.12 below.

3.   Recipient's  Covenants:
     -----------------------
                                                                    Exhibit 10.3
                                                              Page 2 of 12 Pages

3.1  Plant.  The  Recipient, and  its sublicensees,  shall maintain  and operate within the Territory a plant or plants with manufacturing equipment adequate to produce and supply the Base Product in quantities adequate to meet the minimum royalties listed below, and all manufacturing of the Base Products shall take place only in this plant or plants unless otherwise authorized in writing by the Grantor. The Recipient agrees that, in the manufacture and packaging of the Base Product, it will comply with all applicable laws, regulations and ordinances pertaining to the operation of its plant(s).
3.2 Modifier. The Recipient and its sublicensees shall purchase from the Grantor, and the Grantor shall sell to the Recipient and its sublicensees the quantities of the chemical modifier required in order to convert and recycle rubber into the Base Product (the "Modifier") in an amount necessary needed to manufacture and sell the Base Product in the Territory. The Recipient agrees, and shall cause its sublicensees to agree, to purchase the Modifier only from the Recipient and from no other party and shall not manufacture the Modifier on its own. The Modifier shall be sold by the Grantor pursuant to the written purchase orders received by the Grantor from the Recipient and its sublicensees. The Modifier shall be supplied (CIF - port name, USA) within thirty (30) days after actual receipt by the Grantor of the following: (a) a written order from the Recipient, and (b) the Modifier's purchase price as described below at
     Section  5.
3.3 Use of the Modifier. The Recipient covenants that the Modifier shall only be used by the Recipient for rubber devulcanization and the production of Base Product in the Territory, and shall only be used pursuant to the terms of this Agreement.
3.4 Best Efforts. The Recipient shall devote its best efforts to the sale and promotion of the Base Product made through the use of the Company's
     Technology so as to achieve maximum distribution and sales of the Base Product within the Territory.
3.5 Minimum Royalties. In return for the grant of the License by the Grantor, the Recipient shall pay, and shall cause its sublicensees to pay, to the Grantor a royalty payment equal to US$ 30 for each ton of devulcanized rubber produced and sold by the Recipient and/or its assigns/sublicensees by use of the Grantor's Technology. Such royalty payments shall be payable on the 15th of each month for the products sold in the prior month. In order for the License granted by this Agreement to remain an exclusive license, the following minimum royalty payments shall be paid:

          (a) During the first 18 months from the date of this agreement - US$ 200,000;
          (b)  Over  the  following  12  months  -  US$  1  million;
          (c)  Over  the  following  12  months  -  US$  2  million;
          (d)  Over  the  following  12  months  -  US$  3  million;and
          (e)  Over  the  following  12  months  -  US$  5  million.

     If the Recipient does not achieve the above-mentioned royalty payments, the License granted by this Agreement shall no longer be exclusive.
3.6 Books and Records. The Recipient shall maintain full and accurate books and records showing production and sales of the Base Product and shall furnish monthly reports with respect thereto in a form that may be reasonably specified from time to time by the Grantor. The Recipient shall

                                                                    Exhibit 10.3
                                                              Page 3 of 12 Pages
     afford the Grantor or its representatives a reasonable opportunity once every three (3) months, during business hours and on at least forty-eight
     (48) hours' prior notice, to conduct a visit of Recipient's and/or sublicensee's plant(s) and/or an examination of the Recipient's and/or sublicensee's  books  and  records  relating  to  this  Agreement.
3.7 Proprietary Rights and Marks. The Recipient acknowledges and agrees that all proprietary rights in the Technology, the Modifier and the Base Product licensed hereunder, including but not limited to patents, copyrights and trademarks, and any other products developed from such Know-how, are and shall remain at all times the exclusive property of the Grantor or its licensors, and may only be used by the Recipient pursuant to this
     Agreement.  The  Recipient  agrees  not to assign or otherwise transfer its rights to use the Know-how without advance written notification to the Grantor. In addition, the Recipient may not use the Know-how or the
     Modifier for any use other than for the production of the Base Product pursuant to the terms of this Agreement.
3.8 Confidentiality. The Recipient shall not disclose confidential or proprietary information and trade secrets provided by the Grantor in any form, including proprietary information concerning the Know-how or the
     Modifier, to others or use such information without the new recipient-sublicensee obligating itself in writing to this confidentiality provision in the form attached to Exhibit A, and then only as necessary to carry out the terms of this Agreement. The Recipient may not perform any reverse engineering upon the Modifier in order to discover the composition of the Modifier or in order to learn about the Know-how. The Recipient shall treat such information with the same care as it would exercise in the handling of its own confidential or proprietary information and in no event shall such information be disclosed to any person including employees, consultants and/or contractors unless such individual is bound by the terms of this Section. Upon termination or cancellation of this Agreement for any reason, all such information, including all samples of the Modifier, shall be immediately returned by the Recipient to the Grantor and, in light of the value and nature of such information, the undertakings in this Section shall remain in effect in perpetuity. Confidential information as referred to in this Section shall not include information (i) which is or becomes public knowledge through no fault of the Recipient; or (ii) which is known to the Recipient at the time of disclosure by the Grantor, as evidenced by the Recipient's written records satisfactory to the Grantor; or (iii) which is disclosed to the Recipient on a non-confidential basis by a third party having no obligation of secrecy to the Grantor.
3.9 Patent Litigation and Infringement: Should the Recipient determine that a third party is infringing one or more of the patents connected with the Know-how, the Recipient must immediately notify the Grantor of such infringement. If the Recipient determines that a suit should be brought for infringement of same before a court of law, Patent Authority or other judicial body, in any jurisdiction in the Territory, then the Grantor shall consent to being named as a party in any such litigation and the Grantor shall cooperate with the Recipient in prosecuting such litigation. Any expenses incurred in connection with such litigation shall be borne by the Recipient. Nothing in this section detracts from the Grantor's right to prosecute such an action on its own volition, and the Recipient shall cooperate in the filing and prosecution of such suit, including being named as a party.
3.10 Indemnification of Grantor. The Recipient shall indemnify and save harmless the Grantor and its directors and affiliated companies from and against any loss, claim or damage, including reasonable attorney's fees,

                                                                    Exhibit 10.3
                                                              Page 4 of 12 Pages
     resulting from any negligence or breach of warranty by the Recipient in connection with the manufacture, packaging, sale or distribution of the Products or any unrelated products of the Recipient, and not due to any impurity, adulteration, or misbranding of the Modifier as of the time of delivery to the Recipient by the Grantor. With respect to the risks thus assumed, the Recipient shall obtain and maintain a policy of contractual liability insurance in an amount deemed reasonable for the type of business conducted by the Recipient and shall also list the Grantor as a party covered by such insurance. At the request of the Grantor, the Recipient shall defend the Grantor and its directors or affiliates in connection with any claim, suit, action, or proceeding covered by this indemnification. Evidence of such insurance coverage shall be provided by the Recipient to the Grantor upon Grantor's request.
3.11 Product Liability Insurance. In addition to and not in substitution for the Recipient's covenant stated at section 3.10 above, the Recipient shall obtain and maintain product liability insurance in an amount deemed reasonable for the type of business conducted by the Recipient and shall also  list  the  Grantor  as a party covered by such insurance. Evidence of such  insurance  coverage shall be provided by the Recipient to the Grantor upon  Grantor's  request.
3.12 Limited  Warranty  and  Waiver  of  Certain  Remedies:
     ------------------------------------------------------
     (a) The rights and remedies granted to the Recipient by the Grantor under this Agreement are the sole and exclusive rights and remedies of the Recipient and its sublicensees for non-performance or non-conformity of the Know how or the Modifier. The Grantor agrees to provide the Modifier as specified in this agreement. During the period of this agreement (the "Limited Warranty Period"), if the Recipient notifies the Grantor of the failure of the Modifier to substantially conform to such specifications ("Non-Conformance"), the Grantor will, at its own expense, replace the Modifier with Modifier that performs properly. EXCEPT FOR THE FOREGOING LIMITED WARRANTY, THE GRANTOR MAKES NO OTHER EXPRESS, STATUTORY OR IMPLIED WARRANTIES AND SPECIFICALLY DISCLAIMS THE WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, AND NON-INFRINGEMENT OF THIRD PARTY RIGHTS. IF THE DISCLAIMER OF ANY IMPLIED WARRANTIES IS NOT PERMITTED BY LAW, SUCH IMPLIED WARRANTIES ARE LIMITED TO THE DURATION OF THE LIMITED WARRANTY PERIOD. SOME STATES DO NOT ALLOW THE DISCLAIMER OF IMPLIED WARRANTIES OR THE LIMITATION ON HOW LONG AN IMPLIED WARRANTY LASTS, SO SUCH LIMITATIONS OR EXCLUSIONS MAY NOT APPLY TO THE RECIPIENT. THIS WARRANTY GIVES THE RECIPIENT SPECIFIC LEGAL RIGHTS AND THE RECIPIENT MAY ALSO HAVE OTHER RIGHTS WHICH VARY FROM STATE TO STATE.
     (b) If within the Limited Warranty Period, the Recipient reports to the Grantor a failure of the Modifier to conform to the Limited Warranty, and returns to the Grantor the defective Modifier, THE GRANTOR'S ENTIRE LIABILITY AND THE RECIPIENT'S SOLE AND EXCLUSIVE REMEDY FOR THE BREACH OF WARRANTY OR ANY OTHER LEGAL OBLIGATION RELATING TO THE PRODUCT OR RELATED MATERIALS (WHETHER UNDER CONTRACT, TORT OR OTHER LEGAL THEORY), SHALL BE, AT THE GRANTOR'S OPTION, TO (A) USE BEST

                                                                    Exhibit 10.3
                                                              Page 5 of 12 Pages

          EFFORTS TO SUPPLY THE RECIPIENT WITH A WORKAROUND FOR SUCH ERROR, (B) REPLACE THE MODIFIER, OR (C ) RETURN OF THE RECIPIENT'S CONSIDERATION PAID TO THE GRANTOR.
     (c) Limitation of Liability. THE GRANTOR SHALL NOT BE LIABLE UNDER ANY THEORY FOR ANY DAMAGES SUFFERED BY THE RECIPIENT, OR ANY USER OF THE PRODUCTS OF THE RECIPIENT, INCLUDING ANY INCIDENTAL, CONSEQUENTIAL, EXEMPLARY, OR SPECIAL DAMAGES, INCLUDING ANY LOST PROFITS OR LOST SAVINGS, EVEN IF THE GRANTOR HAS BEEN ADVISED OF THE POSSIBILITY OF
          SUCH DAMAGES, OR FOR ANY CLAIM BY ANY THIRD PARTY. THIS LIMITATION SHALL NOT APPLY TO CLAIMS OF PERSONAL INJURY TO THE EXTENT APPLICABLE LAW PROHIBITS SUCH LIMITATION. Some states or jurisdictions do not allow the exclusion or limitation of incidental, consequential or special damages, so the above exclusions and limitations may not apply to the Recipient.

4.   Grantor's  Covenants:
     ---------------------

4.1 License. The Grantor represents and warrants to the Recipient that the Grantor has the right to grant the License to the Recipient as stated and pursuant to the terms of this Agreement.
4.2 Supply of the Modifier. So long as the Recipient abides by the terms of this Agreement and provides the necessary purchase price for the Modifier, the Grantor shall provide the Recipient with an on-going supply of the Modifier needed to manufacture and sell the Base Product in the Territory. The Modifier shall be supplied to the Recipient at a price and pursuant to the procedures listed below in section 5.
4.3 Indemnification of Recipient. The Grantor agrees that it will indemnify and hold harmless the Recipient from and against any and all costs, losses, and liabilities, including reasonable attorney's fees, arising out of or resulting from any claims that the authorized use by the Recipient of the Knowhow pursuant to this Agreement, and any and all other of the Grantor's distinctive markings, designs, trademarks or other marks pursuant to this Agreement, infringe the proprietary rights or trademark rights of another, and the Grantor will defend any such infringement claim, suit, action, or proceeding by any person, firm, or corporation against the Recipient, provided that prompt notice is given to the Grantor of any such infringement claim, suit, action or proceeding concerning which the Recipient expects that the Grantor will be called upon to indemnify or defend the Recipient. The Recipient acknowledges the validity of and ownership by the Grantor and/or its licensor of the Know-how and in connection with the sale of the Products, agrees to take no action that would prejudice or interfere with that validity or ownership. All use of the Know-how and Trademarks by the Recipient under this Agreement shall inure to the exclusive benefit of the Grantor and/or its licensor.
4.4 Confidentiality. The Grantor shall not disclose confidential or proprietary information and trade secrets provided by the Recipient in any form, including the specifications of the desired Base Product provided by

                                                                    Exhibit 10.3
                                                              Page 6 of 12 Pages
     the Recipient, to others or use such information without the prior written consent of the Recipient and then only as necessary to carry out the terms of this Agreement. The Grantor shall treat such information with the same care as it would exercise in the handling of its own confidential or proprietary information and in no event shall such information be disclosed to any person including employees, consultants and/or contractors unless such individual is bound by the terms of this Section. Upon termination or cancellation of this Agreement for any reason, all such information shall be immediately returned by the Grantor to the Recipient and, in light of the value and nature of such information, the undertakings in this Section shall remain in effect in perpetuity. Confidential information as referred to in this Section shall not include information (i) which is or becomes public knowledge through no fault of the Grantor; or (ii) which is known to the Grantor at the time of disclosure by the Recipient, as evidenced by the Grantor's written records satisfactory to the Recipient; or (iii) which is disclosed to the Grantor on a non-confidential basis by a third party having no obligation of secrecy to the Recipient.

5.   Consideration  &  Royalty  paid  by  Recipient:
     -----------------------------------------------

5.1 Payment for Modifier. In return for providing the Modifier, the Recipient and its sublicensees shall pay the Grantor a payment of US$ 3,000 (three thousand) for every ton of Modifier ordered by the Recipient and its sublicensees. The shipment terms shall be CIF - USA port.
5.2 The Recipient and its sublicensees shall make such payments pursuant to the following schedule: For the first and second order of the Modifier, the Recipient shall pay 50% of the price upon placing the order with the Grantor, and 50% shall be paid by an irrevocable, confirmed Letter of Credit payable within thirty (30) days after shipment of the Modifier from Israel. For all further orders, the Recipient and its sublicensees shall pay 25% of the price upon placing the order with the Grantor, 25% - within 30 days after shipment is made from the Israeli port, and 50% - by an irrevocable, confirmed Letter of Credit payable 60 days from the shipment date from Israel.
5.3 It is noted that the above-mentioned Letter of Credit shall be provided within ten (10) days after the Recipient and its sublicensees makes an order of Modifier from the Grantor. In no event shall any shipment be made prior to the receipt of the relevant Letter of Credit by the Grantor. In addition, the Letter of Credit must be in a form that is acceptable to either Bank HaPoalim, Bank Discount or Bank Leumi Le'Israel b.m

6.   Term  and  Termination:
     -----------------------

6.1 The initial term of this Agreement and the grant hereunder shall commence on the date hereof and will remain in effect for the initial term of sixty-six (66) months unless terminated earlier under the provisions herein. It is highlighted that the exclusivity of the License granted pursuant to this Agreement shall remain in effect only so long as the Recipient makes the minimum royalty payments listed at section 3.5 above.
6.2 The Grantor may terminate this Agreement should the Recipient fail to correct within ninety (90) days of written notice of the following occurrences:

                                                                    Exhibit 10.3
                                                              Page 7 of 12 Pages

     (a) the Recipient fails to provide timely payments for the Modifier as required by this Agreement and/or provide timely payment of the Royalty Payments as required by this Agreement, or
     (b) the Recipient breaches any of the fundamental covenants, obligations or terms of this Agreement, including but not limited to sections 1, 2, 3, and 5, or
     (c) the Recipient is dissolved or becomes bankrupt, insolvent or becomes unable to pay its obligations when they become due, or
     (d) the institution of any proceeding or arrangement by or against the Recipient relating to or in the nature of a bankruptcy, insolvency, or assignment for the benefit of creditors, which proceeding or arrangement is consented to by the Recipient or is not dismissed or discontinued within ninety (90) days after the institution of this proceeding or arrangement.
6.3 The Recipient understands the economic value of the Know-how, and understands the great importance of protecting the confidentiality of the Know-how and the composition of the Modifier. In light of these facts and notwithstanding that mentioned in section 6.2, in the event of a breach of the confidentiality provisions and protection of proprietary information provisions mentioned at sections 3.8 and 3.9 above, the Grantor may immediately terminate this Agreement with no advance notice. This provision for termination does not detract in any way from the Grantor's right to claim any other remedies under law, or claim any additional damages.
6.4 In the event of termination, the License hereunder shall immediately terminate and the Recipient shall immediately return to the Grantor all information relating to the Know-how and all samples of the Modifier.
6.5 Termination shall not affect any payments due the Grantor on Base Products produced by the Recipient prior to termination.

7.   Miscellaneous  Provisions:
     --------------------------

7.1 Legality. Each of the parties hereto represents and warrants that the entering into of this Agreement does not conflict with, or violate the terms of, any other agreement to which it is a party or by which it is bound.
7.2 Force Majeure. Either party shall be excused from any delay or failure in performance hereunder caused by any labor dispute, governmental, civil or military requirement, act of God, earthquake, inability to secure materials and transportation facilities, and other causes beyond its control. If such delaying cause shall continue for more than ninety (90) days, the party injured by the inability of the other to perform shall have the right, upon written notice to the other party, to terminate this Agreement.
7.3 Only Agreement. This Agreement is the entire agreement and understanding between the parties relative to the subject matter contained herein and supersedes all other agreements and letters of intent, oral and written, heretofore made between the parties. Any amendment hereto must be in writing and signed by an authorized representative of the Grantor and the Recipient.
7.4 Invalidity. Should any portion of this Agreement be held invalid, or unlawful, the remainder of the Agreement shall continue to be binding on both parties.

                                                                    Exhibit 10.3
                                                              Page 8 of 12 Pages

7.5 Section Titles. Section titles or captions contained herein are for reference only and shall not be considered in construing this Agreement.
7.6 Notice. All notices and requests required or authorized hereunder, shall, except where specifically provided otherwise, be given either in writing by personal delivery to the party to whom notice is to be given, or sent by registered mail, addressed to the party intended at its address set forth in the caption or by cable or facsimile. The date of delivery, cable or facsimile in the case of personal delivery or the date upon which it is deposited in the mail in the case of notice by mail, shall be deemed to be the date of such notice.
7.7 Waiver. The waiver by either party of any breach or alleged breach of any provision hereunder shall not be construed to be a waiver of any concurrent, prior or succeeding breach of said provision or any other provision herein.
7.8 Counterparts. This Agreement may be executed simultaneously in counterparts each of which shall be deemed to be an original but all of which together shall constitute one and the same Agreement.
7.9 Governing Law & Jurisdiction. It is hereby agreed between the parties that the laws of the State of New York shall apply to this agreement and that the sole and exclusive place of jurisdiction in any matter arising out of or connected with this Agreement shall be the International Court of Arbitration of the International Chamber of Commerce ("ICC") in Paris, France. Any dispute which may arise between the parties concerning this Agreement shall be settled amicably. In the event that such dispute cannot be resolved amicably, then both parties agree to have the dispute resolve by arbitration in the English language pursuant to the rules of the International Court of Arbitration of the ICC. In the event the parties cannot agree on the identity of an arbitrator, then the parties shall arbitrate their dispute in the English language before a sole arbitrator of the International Court of Arbitration of the ICC in Paris, France.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.



Levgum  Ltd.                              Softstone  Inc.

By:/s/  Yinon  Elroy                      By:/s/  Keith  Boyd
   ------------------------                 ------------------------------
   Yinon  Elroy,  CEO                        Keith  Boyd,  President






                                                                    Exhibit 10.3
                                                              Page 9 of 12 Pages

                                    EXHIBIT A
                                Sublicensee NDA

                (see attached Confidential Disclosure Agreement)

                        Confidential Disclosure Agreement
                        ---------------------------------

Made as of this ---- day of ----- , 200 --- BY AND BETWEEN LEVGUM LTD., a company organized under the laws of the State of Israel numbered 51-265410-4, with offices located in the Mofet B'Yehuda Technological Incubator, located at P.O.Box 80, Kiryat Arba, Israel (the "Company"); AND ___________________, a company incorporated in the State of ________ with offices located at:
_____________  __________________________________________________________  (the
"Recipient").

                                   WITNESSETH

WHEREAS, the Company possesses certain confidential and proprietary information, formulae and technology in connection with the devulcanization of rubber via the use of a chemical modifier (the "Company's Technology"); and

WHEREAS, the Recipient is interested obtaining a (sub)license right to use the Company's Technology in order to devulcanize rubber by use of the Company's chemical modifier (the "purposes of this Agreement"); and

WHEREAS, to induce the Company or its assigns to provide information concerning the Company's Technology to the Recipient, the Recipient desires to set forth herein its representations, warranties, undertakings and obligations of confidentiality and nondisclosure;

NOW, THEREFORE, in consideration of the mutual promises and undertakings herein, the parties agree as follows:

1. The term "Information" means any and all confidential and proprietary information including but not limited to any and all specifications, formulae, prototypes, analyses, and any and all records, data, methods, techniques, processes, notes, and any other data or information (in whatever form), as well as improvements and know-how related thereto, relating to the Company's Technology and its chemical modifier.

          Information shall not include information that (a) was already known to or independently developed by the Recipient prior to its disclosure as demonstrated by reasonable and tangible evidence satisfactory to the Company; (b) shall have appeared in any printed publication or patent or shall have become a part of the public knowledge except as a result of breach of this Agreement by the Recipient; (c) shall have been received by the Recipient from another person or entity having no

                                                                    Exhibit 10.3
                                                             Page 10 of 12 Pages
          obligation to the Company; or (d) is approved in writing by the Company for release by the Recipient. However, Information shall not be deemed to have been known to the Recipient or to be a part of the public knowledge merely because it is expressed in publications or patents in general terms not specifically pertaining to the subject matter of the Information or because it is a combination which can be pieced together to reconstruct the Information from multiple sources, none of which shows the whole combination, its principle of operation and use.

2. The Recipient agrees to hold in trust and confidence all Information disclosed to it and further agrees not to exploit or disclose the Information to any person or entity or use or copy the Information directly or indirectly for any purpose other than the purposes of this Agreement. Furthermore, the Recipient agrees not to analyze or reverse engineer any samples of the Company's modifier in order to discover the composition of such modifier.

3. The Recipient agrees to disclose the Information only to persons necessary in connection with the purposes stated above and who have undertaken the same confidentiality obligation as hereunder in favor of the Company. The Recipient agrees to assume full responsibility for the confidentiality of the Information disclosed to it and to prevent its unauthorized disclosure, and shall take appropriate measures with its employees and other persons acting on its behalf to ensure that such persons are bound by a like covenant of secrecy.

4. If the Recipient is requested or required by law or by court order to disclose the Information or any part of it, the Recipient shall give the Company advanced notice of such request or order so that the Company may properly protest and/or cause the rescission or order and seek the appropriate relief. In the event such relief is not granted, the Recipient shall disclose only the portion of the Information he is required to disclose by law or the court order.

5. The Recipient acknowledges and agrees that the Information furnished hereunder is and shall remain the proprietary property of the Company. If Information has been removed from the premises of the Company and unless otherwise required by statute or government rule or regulation, all copies of the Information, except for that portion of the Information which consists of analyses, compilations, studies, or other documents prepared by the Recipient or those acting on its behalf, shall be returned to the Company immediately upon request by the Company without retaining copies thereof. The portion of the Information which consists of analyses, compilations, studies or other documents prepared by the Recipient, shall be held by the Recipient and kept confidential and subject to the terms of this Agreement, or shall be destroyed, as the Company shall determine. Such destruction shall be confirmed in writing to the Company upon request.

6. The Recipient's undertakings herein shall be binding upon its affiliates, subsidiaries or successors and shall continue until the earlier of (i) the expiration of seven years from the last disclosure under this Agreement,
     (ii) such time as the substance of the Company's disclosure has entered the

                                                                    Exhibit 10.3
                                                             Page 11 of 12 Pages
     public domain without the Recipient's fault or negligence, or (iii) permission is specifically granted in writing to the Recipient by the Company to release or make use of such Information.

7. It is understood and agreed that the disclosure of the Information by the Company shall not grant the Recipient any express, implied or other license or rights to patents or trade secrets of the Company, whether or not patentable, nor shall it constitute or be deemed to create a partnership, joint venture or other undertaking.

8. It is hereby agreed between the parties that the laws of the State of New York shall apply to this agreement and that the sole and exclusive place of jurisdiction in any matter arising out of or connected with this Agreement shall be the International Court of Arbitration of the International Chamber of Commerce ("ICC") in Paris, France. Any dispute which may arise between the parties concerning this Agreement shall be settled amicably. In the event that such dispute cannot be resolved amicably, then both parties agree to have the dispute resolve by arbitration in the English language pursuant to the rules of the International Court of Arbitration of the ICC. In the event the parties cannot agree on the identity of an arbitrator, then the parties shall arbitrate their dispute in the English language before a sole arbitrator of the International Court of Arbitration of the ICC in Paris, France.

9. A determination that any term of this Agreement is void or unenforceable shall not affect the validity or enforceability of any other term or condition.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the date first above written.


-------------------------------        -------------------------------------
The  Recipient                         Levgum  Ltd.
By:                                    By:
   ----------------------------           ----------------------------------
Title:                                Title:
     --------------------------             --------------------------------

(Agreements/124Lev-Softstone-License1)







                                                                    Exhibit 10.3
                                                             Page 12 of 12 Pages