Form 10KSB
period 2002-06-30
SOFTSTONE INC /DE/
filed 2002-10-15
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2002

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                                 Softstone Inc.
             (Exact name of registrant as specified in its charter)

   Delaware                         000-29523                        73-1564807
  (state of                  (Commission File Number)              (IRS Employer
incorporation)                                                      I.D. Number)

                     111 Hilltop Lane, Pottsboro, TX 75076,
                                  903-786-9618
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                      5 Interstate Court, Ardmore, OK 73401
                                  580-223-3888
         --------------------------------------------------------------
         (Former Address and telephone number of registrant's principal executive offices and principal place of business
                          if changed since last report)
      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $37,490

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 15, 2002: $492,910.

As of September 30, 2002, there were 7,041,965 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Item  1   Description  of  Business                                          1
          Business  Development                                              1
          Our  Business                                                      1
          Revenue  by  Sectors                                               4
          Distribution  Methods                                              4
          Dependence  on Major Customers or Suppliers                        5
          Patents,  Trademarks and Licenses                                  5
          Government  Approval  of  Principal  Products  or  Services        5
          Government  Regulations                                            5
          Research  and  Development                                         6
          Environmental  Laws                                                6
          Employees                                                          6
          Seasonality                                                        6

Item  2   Description  of  Property                                          6

Item 3    Legal Proceedings                                                  6

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders        6

Item  5   Market  for  Common  Equity  and  Related  Stockholder  Matters    7

Item  6   Management's  Discussion  and  Analysis                            7
          Overview                                                           7
          Results  of  operations                                            8
          Sales                                                              8
          Operating  expenses                                                8
          Net  income  (loss)                                                9
          Balance  sheet  items                                              9
          Liquidity  and  Capital Resources                                  9

Item  7   Financial  Statements                                             10

Item  8   Changes  In  and  Disagreements  With Accountants on Accounting
            and  Financial  Disclosure                                      27

Item  9   Directors, Executive Officers, Promoters and Control Persons      27

Item 10   Executive  Compensation                                           32

          Employment  Contracts                                             33
          Stock  Options                                                    33

Item 11   Security  Ownership  of  Certain  Beneficial  Owners
            and  Management                                                 33

Item 12   Certain  Relationships  and  Related  Transactions                34

Item 13   Exhibits  and  Reports  on  Form  8-K                             36
          Exhibits                                                          36
          Forms  8-K                                                        37

Signatures                                                                  38

Item  1.     Description  of  Business.

Business  Development.
----------------------

     Our company was incorporated on January 28, 1999, pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our company's business. Our initial business operations were conducted at 620 Dallas Drive, Denton, Texas 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, Oklahoma. In June 2002 we moved our production facilities to a building in Ardmore, OK at an industrial air park and we moved our office facilities to 111 Hilltop Lane, Pottsboro, Texas 75076, which is our present address.

Description  of  Business
-------------------------

     Our focus initially was solely on realizing the commercial benefits of a process developed for this purpose and patented by our first president, Frederick Parker. Because we have this process, we have a contract with Michelin North America's Ardmore tire manufacturing facility that pays us to take its waste tires.

     More recently our primary focus has shifted to the commercial possibilities of a superior, newly discovered devulcanization process to which we recently acquired a 5.5-year exclusive license for the Western Hemisphere.

     Devulcanization  -  The  Levgum  Process
     ----------------------------------------

     This process - called the Levgum Process after the name of the company of scientists and engineers in Israel that developed and patented the process - breaks down the sulfur links across polymer chains in vulcanized rubber. It allows the rubber to be used again.

There are other devulcanization techniques. But, ours is better, cheaper and eco-friendlier than all others.

Before we agreed to pay $250,000 for our exclusive license, we took the Levgum devulcanized rubber product to the Akron Rubber Development Laboratory in Akron, Ohio for testing and for comparison with virgin rubber and with the best devulcanized rubber produced by other techniques. The laboratory results:

- Levgum devulcanized rubber retains 80 percent of virgin rubber's properties, making it most useful. Other techniques retain 40 percent at best.

- Levgum's devulcanized rubber can be produced at significantly less cost than can other devulcanization technologies or than the cost of virgin rubber.

- We use conventional machines operating at room temperatures. Competing technologies employ lengthy operations involving grinding, chemical, heating and mechanical processes.

- The Levgum devulcanization process is non-toxic and eco-friendly. Other technologies are not.
-
     We took a sample of the Levgum devulcanized rubber and the Akron Rubber Development Laboratory test results to the chief chemist at Michelin's Ardmore tire factory. The chemist advised us that our product is superior to all other devulcanized rubber products. He sent a sample of it and a copy of the laboratory test results to Michelin North America's home office. He speculated that Michelin could well decide to substitute our product for five percent of the virgin rubber used in its tires and that other tire manufacturers could well substitute our product for even higher percentages of virgin rubber. This equates to an enormous amount.

     We shall exploit our licensed technology through sub-licenses throughout the Western Hemisphere. In addition to our Michelin contract, we are engaged in discussions with Rubbermaid's principal plant in Mexico. It has to dispose of 150 tons of waste rubber a month. By substituting our Levgum technology and making use of its own waste rubber, this Rubbermaid facility should effect savings of $99,000 a month - savings that drop to its bottom line.

     We do not propose to build devulcanization plants. Instead, we propose to sub-contract the initial manufacturing of the devulcanized rubber and then sell sub-licenses to other companies. We will also offer our assistance with the marketing of the devulcanized rubber for a commission. Prospective licensees can send representatives to us to learn the nuances of the Levgum process, and we will offer through our contacts a turnkey system for r their own devulcanization facilities. Our license obligations to Levgum and our anticipated charges to our sub-licensees are as follows:

                                                  Charges
                                 ---------------------------------------------
                                 Our  outgo       Income  from        Net  to
                                 to  Levgum       sub-licensees      Softstone
                                 ----------       -------------      ---------

Levgum-supplied  "modifier"
  to mix with used rubber        $3,000 a ton      $3,500 a ton       $500 a ton

Royalty  on a  ton of Levgum-
  processed  rubber                 $30 a ton         $60 a ton        $30 a ton

Sub-license  fee                     $0             Will  vary         Will vary

     We need $50,000 in capital to fund our manufacture of a fully automated tire de-beader, which we propose to then manufacture for sale to the industry, to pursue opportunities to sublicense the Levgum devulcanization technology, and to market crumb rubber produced by us or other manufacturers. We have not identified the source of these funds.

     Devulcanization
     ---------------

     Technology exists today to "fine grind" rubber from 80 to 200 mesh (holes per square inch). This technology has long been the best source for injecting recycled rubber into virgin rubber mixes. The cost to do so is extremely high; often costing 20 to 30 percent more than the cost of virgin rubber itself. Rubber manufacturing companies do this to meet government regulations and to have a way to recycle their own waste. Rubber disposal is extremely expensive; companies that can "fine grind" have the ability to sell back to a company 100% of its scrap in a usable form.

     For years, manufacturers tried to establish a process which breaks the sulfur links across polymer chains (devulcanize) without hurting the original chemical properties, allowing the resulting material to be re-deployed in new and existing products. Although some have been successful, they were plagued with economic or environmental problems. Softstone has a 5.5-year exclusive license to the Western Hemisphere for a process that (i) breaks the sulfur lattice under normal room temperature conditions using conventional machines and
(ii) does away with the expensive and lengthy operations involving grinding, chemical, heating and mechanical processes. It is the only process known today where relatively large pieces of rubber waste can be used, a feature that saves substantial amounts of investment in terms of plant and machinery, labor, power, space, storage and transportation. The process itself is 100% non-toxic and eco friendly. The final product produced is in granular form and, when mixed with virgin rubber or master compounds, results in better homogeneity than any other process available today. The test results we obtained from a test facility in Akron, Ohio proved that the devulcanized rubber, itself, maintains 80% of the original properties of the uncured compound. This results in a product that can be produced and sold far cheaper than the "fine grind" powders while maintaining much higher physical properties.

Our  devulcanized  rubber  development  plan  is  as  follows:

     1.  Develop  a  turnkey  devulcanization  system.
     2.  Develop  the  market.
     3. Sub-license the technology to large recyclers, the largest of which has contacted Softstone and is very interested in using the technology.
     4   Manufacture  an  automated  tire  de-beader.

     Softstone envisions utilizing its contacts in the recycled rubber and virgin rubber industry to establish market presence. We see no need at this time to establish a raw material supply beyond the needs of the development location to implement the devulcanized technology into the market. Instead, we plan to expand on our relationships with crumb rubber manufacturers by sublicensing the technology and jointly developing the market.

     Our  compensation  for  these efforts will come from the following sources.

     1.  Sales  of  devulcanized  rubber  from  the  pilot  plant  in  Ardmore.
     2.  Sales  of  sub-licenses.

     3.  Sales  of  the  automated  tire  de-beader.
     4. Royalties for the amount of rubber devulcanized with our process and commissions on sales.

     Conversion  of  Waste  Tires  Into  Useful  Products
     ----------------------------------------------------

     There is a worldwide need for a method to convert whole waste tires into useful products with no waste as a byproduct and with favorable economic results. New tire manufacturers in the U.S. are required to dispose of their manufacturing rejects without creating an unsightly mess or adding to ecological problems. Government agencies at all levels tend to cooperate with any company having a reasonable means of disposing of the approximately seven million tires each year that are discarded as rejects or as worn-out tires. Virtually every state has a program whereby it pays a fee per tire to qualified companies that dispose of used tires.

     Softstone's past president, Frederick Parker, is a co-inventor of a patented process Softstone uses to convert waste tires into useful products. The Parker I System machine was constructed in Ardmore, Oklahoma as a proof-of-concept prototype. With subtle adjustments recently made, this machine became a production model that ingests whole tires at one end of the machine and ejects rubber modules at the other end with virtually no waste or contaminants. The rubber modules are virtually indestructible and have been tested for use as a playground covering, pathways, walking trails, horse barn stalls and other uses.

     The Parker I System machine can make a variety of products by using different molds. Our most popular product is a two-foot by four-foot module approximately two inches thick that interlocks with adjacent modules for walk ways and driveways. However, the size and thickness of the modules can be adjusted for use as highway cone holders, crash barriers, guardrails, bridge and road impact pads and as a substitute for asphalt in several key applications.

     Approximately  80 to 85 percent of the modules' composition is comprised of
wire-free  tire   chips.    The  balance   is  comprised  of  readily  available
polyurethane  binders  and  other  substances.

We have raised and spent approximately $1.5 million since inception on developing our patented process and on designing and constructing our Parker System I proof-of-concept machine in Joshua, Texas. The Parker System I is highly automated. Whole tires are inserted into a shredder, reduced to chip rubber, blended with a specially prepared binder element, placed into a custom mold and then pressed into place and locked. These molds are then moved on a conveyor belt through a heated oven where the product cures and comes out the other end as a rubber-molded product ready for sale. We believe there is no more efficient or economical method of processing tires into finished products than our process.

We need to refurbish our tire shredder and to purchase equipment that produces wire-free chips from the shredded tires. However, once this equipment is added to our existing machinery, our plant should become profitable and will have several cash flow streams -

-  tire  revenue  from  Michelin,

-  sale  of  modules,

-  sale  of  extra  crumb  rubber,

- sale of excess chip rubber for use as tire-derived fuel in cement plants in the southwestern U.S., and

-  additional  rubber-molded  product  lines  (still  to  be  developed).

     Our modules have withstood a 300,000-pound deformation test and immediately rebounded; yet, the product has qualified for installation on children's playgrounds. The product is ready to be installed immediately after it is made. There is no curing time necessary. The product is relatively light but does not break, crack or tear.

     We have attended U.S. Army Corps of Engineers presentations at which our product was discussed by the Corps as a suitable substitute for concrete in uses such as erosion control along the Mississippi River. Our articulated mattress configurations have multiple applications for the Corps -

-  in  soil  conservation,

-  along  highways,

-  at  beaches  as  storm  surge  protection,

-  for  wetlands  protection,

-  as  temporary  roads  over  delicate  marshlands,

-  to  prevent  riverbank  erosion,  and

- underwater, to cover transoceanic pipelines and protect them from being snagged by fishnets.

     We believe, however, that the primary markets for our products are paving applications where concrete and asphalt now dominate, such as sidewalks, driveways and trails. Concrete and asphalt have significant drawbacks compared to Softstone-based products. Concrete and asphalt crack and heave due to soil and weather conditions. They often must be replaced after a few years of use. Softstone's rubber modules, however, will not crack because of weather's cold or melt because of its heat. If there is a soil heaving condition, our product can be lifted and relaid when the ground condition is corrected.

Distribution  Methods
---------------------

     We have one distributor of the product in Oklahoma City, Trinity Brick Sales, Inc. Softstone has several interested parties; however, we await the refurbishment of our tire shredder and the installation of the equipment that produces wire-free chips from the shredded tires before we increase this staff. Our strategy is to market our rubber products primarily and directly to construction companies, home builders, landscape architects, golf course designers, road and path construction companies and municipalities. We also intend to market directly to end-users and distributors through independent, commissioned salesmen.

Competitive  Business  Conditions
---------------------------------

Many firms make molded rubber products, including some for patio, horse trailer and barn applications. It is our observation and belief that our products are superior to all others in economics and durability.

     Once we complete the installation in our integrated plant of equipment that will reduce tires to wire-free tire chips, Softstone will commence to realize its potential from our molding operations. We estimate we can achieve gross revenue of more than $2 million a year from our single "prototype-production" assembly line, with a gross margin of better than 60 percent. If we add a second assembly line, we estimate that our gross margin will increase to better than 70 percent. We doubt that our competition can compete with such efficiency. To the best of our knowledge and belief, no other company takes a whole tire and reduces it to a useable retail product in a single, continuous process with no waste or by-product.

Sources  and  Availability  of  Raw  Materials;  Names  of  Principal  Suppliers
--------------------------------------------------------------------------------

     There is virtually an endless supply of waste tires. Many sources will pay us to take the tires off their hands. Michelin pays us $0.77 to $0.85 a tire and states that it would like to do this at every one of its eighteen U.S. tire manufacturing facilities.

We currently use pure MDI-based RoyalBond binders from Uniroyal Chemical. MDI - methylene diphenyl diisocyanate - in its pure form provides superior adhesion between rubber particles and the surrounding polymer and improves properties such as flex-life, elongation and long-term weatherability.

Dependence  on  Major  Customers  or  Suppliers
-----------------------------------------------

     While our present source of supply of tires is reject tires from the Michelin tire manufacturing facility in Ardmore, Oklahoma, and our source of binder is MDI-based RoyalBond binder from Uniroyal Chemical, we are not dependent on either of these for their products. There are ample supplies of used tires - more than we can use - within the Oklahoma City and Dallas, Texas areas, both of which are less than two hours driving distance from our offices in Pottsboro, Texas on the Texas-Oklahoma border. As for binders, MDI-based binders are readily available from other sources.

     We are still in the development stage as far as sales are concerned and are not dependent on any major customers. However, our lack of significant sales is due to our need for a wire-free chip producing grinder.

Patents,  Trademarks  and  Licenses
-----------------------------------

     The inventors of our patented Parker One System, one of whom is Frederick Parker, our past president, have assigned the patent to Softstone with no retained royalty.

     We have a 5.5-year exclusive license to the Levgum devulcanization technology for the Western Hemisphere.

Government  Approval  of  Principal  Products  or  Services
-----------------------------------------------------------

     We are not required to obtain the approval of our products by any governmental agency. Our operations, however, are subject to a number of governmental regulations.

Government  Regulations
-----------------------

     Our operations are subject to regulation by various federal, state and local governmental entities and enactments, which include environmental laws and workplace regulations, including the Occupational Safety and Health Act, the Fair Labor Standards Act, the Clean Air Act, the Clean Water Act and other laws and regulations regarding health, safety, sanitation, environmental issues, building codes and fire codes. We believe that our current compliance programs adequately address such concerns and that we will be in substantial compliance with such laws and regulations. Our failure to comply with such laws and regulations could result in serious sanctions and penalties that could materially and adversely affect our business.

Research  and  Development
--------------------------

          We have spent approximately $650,000 over the last two years in research and development activities with regard to the development of our products. None of the cost of these activities was borne directly by our customers.

Environmental  Laws
-------------------

     We must comply with the environmental regulations of the Environmental Protection Agency and the equivalent Oklahoma and Texas agencies charged with environmental protection. This consists, primarily, in complying with regulations regarding the disposal of waste products. Such compliance requires no significant outlay of capital by us and only minimum costs. We produce no hazardous waste as most of our competitors do.

Seasonality
-----------

     There  is  no  seasonal  aspect  to  our  business.

Employees
---------

     At present we have one full-time employee and no part-time employees. We propose to add seven full-time and five part-time employees at such time as we install equipment that converts shredded tires into wire-free tire chips.

     Exclusive  License  With  Levgum,  Ltd.
     ---------------------------------------

     On March 15, 2002 we executed an agreement with Levgum, Ltd. of Tel Aviv, Israel. Levgum owns patents pertaining to certain technology for the devulcanization of rubber tires. We are convinced that this is the best devulcanization technology in the world and that it is commercially viable, as compared to other devulcanization technologies that work but cost more to apply per pound of rubber produced than the cost of virgin rubber.

     Levgum shipped to us ten kilograms of its devulcanized rubber for us to perform laboratory trials on. The trials were most satisfactory. We then acquired the exclusive rights to Levgum's technology for the Western Hemisphere, including the right to sublicense the technology in this geographic area.

     We paid $250,000 to Levgum for these exclusive rights for a 5.5 year period and for a ten percent equity interest in Levgum. To retain the exclusive rights, we will have to remit royalties to Levgum as follows:

          First  18  months:               $   200,000
          Next  12  months:                  1,000,000
          Next  12  months:                  2,000,000
          Next  12  months:                  3,000,000
          Next  12  months:                  5,000,000

     The royalties will consist of $30 for each ton of devulcanized rubber produced in the Western Hemisphere using Levgum's devulcanization technology.

Reports  to  Security  Holders
------------------------------

     We file reports with the Securities and Exchange Commission. These reports are annual 10-KSB, quarterly 10-QSB, and periodic 8-K reports. We also intend to furnish stockholders with annual reports containing financial statements audited by independent public or certified accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.

Item  2.     Description  of  Property.

     We neither own nor lease any office or manufacturing space. Our office space is provided rent free in Pottsboro, Texas by our president, and our manufacturing space, in which all our tire processing equipment has been placed, has been provided rent free in Ardmore, Oklahoma by the Ardmore Development Authority.

Item  3.     Legal  Proceedings.

     Neither our company nor any of our property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

     There have been no matters submitted to a vote of our stockholders during the last fiscal year or during the subsequent period to the filing of this report.

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Our common stock was admitted to trading on the OTC Bulletin Board on April 17, 2002. Its stock symbol is "SOFS." The following table shows the quarterly high and low prices of the stock since it was admitted to trading. The prices reflect inter-dealer quotations without mark-up, mark-down or commissions and may not represent actual transactions.

                                 High               Low
          Calendar  2002:
               2nd  Qtr          0.51               0.11
               3rd  Qtr          0.25               0.06

     There are approximately 173 holders of record of our company's common stock.

     Our company has declared no dividends on our common stock. There are no restrictions that would or are likely to limit the ability of our company to pay dividends on its common stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of our business.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

     During the past three years Softstone sold shares of its Common Stock without registering them as follows:

                                                                 Amount  of
Date               Amount      Purchasers                       Consideration     Type of Consideration
--------------     ------     -----------------------------     -------------     ---------------------
07/99 to 07/00     250,000     Employees and consultants(1)        $212,500       Services

                    22,500     Employee(1)                          $22,490       Services and vehicles

                   400,000     Officers(1)                          383,097       Cash  and  cancellation
                                                                                    of  notes payable
                   210,000     Employees(1)                         210,000       Services
                   423,190     Rule  405  Offering                  503,782       Cash
07/00 to 07/01      42,500     Rule  405  Offering                   53,125       Cash
                   675,000     Warrant  Holders(2)                      675       Cash
                   300,000     Officer(2)                            21,922       Assignment  of  Patent
                    18,000     Officer(2)                            18,525       Office  equipment
                   522,961     Consultants(2)                        52,296       Services
                   277,100     Rule  506  Offering                   47,944       Cash
07/01 to 07/02     545,200     Rule  506  Offering                  254,520       Cash
                   825,075     Rule  506  Offering                  322,247       Services
                    52,250     Rule  506  Offering                   24,290       Cancellation  of  Interest
                                                                                    on Debt
                 1,158,387     Rule  506  Merger                      1,158       Corporate  shell

Item  6.     Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Results  of  operations.
     ------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years June 30, 2002 and June 30, 2002:

                                                         Fiscal Year Ended
                                                         -----------------
                                                     06-30-2002     06-30-2001
                                                     ----------     ----------
          Sales                                          100%           100%

          Operating expenses                           2,007           1,335%
          Income from operations                      (1,907)%        (1,235)%

          Other expenses                              (1,038)%            88%

          Net income (loss)                           (2,945)%        (1,322)%
          Net loss per share                          $(0.18)         $(0.06)

     Sales.
     ------

     Sales of $37,490 for fiscal year 2002 increased by $7,403, or 25 percent over sales of $30,087 in fiscal 2001. The increase is due primarily to an order from the City of Ardmore for an installation at Douglas Park.

     Operating  expenses.
     --------------------

     Operating expenses increased from $401,548 in fiscal 2001 to $752,324 in fiscal 2002, or 87 percent. This 87 percent increase is attributed primarily to the purchase of, and research conducted prior to, the purchase of the Levgum Devulcanization Technology.

     Net  income  (loss).
     --------------------

     Our net loss of $397,809 in fiscal 2001 plummeted to a net loss of $1,104,133 in fiscal 2002. This increase is attributed to the company is purchasing the rights to a foreign patent for $250,000, which purchase had to be expensed as the patent has not been appraised, the compensation of individuals with stock and the cost associated with the reorganization of the company to alleviate overhead. We have temporarily stored our production equipment until we obtain a needed tire shredder, in order to conserve money.

     Balance  sheet  items.
     ----------------------

     Current assets of $3,836 on June 30, 2002, compares unfavorably with current liabilities of $673,467 at that time, an unfavorable current ratio of ..006.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     During the fiscal year ended June 30, 2001, we financed our net loss of $397,809 primarily through -

-  sales  of  common  stock  for  $164,640  in  cash,

- the issuance of $92,743 worth of common stock for services, equipment and a patent, and

-  loans  amounting  to  $250,941  from  an officer and director of the company.

          During the fiscal year ended June 30, 2002, we financed our net loss of $1,104,133 primarily through -

-  sales  of  common  stock  for  $254,520  in  cash,

-  loans  of  $287,263,

-  the  issuance  of  $346,537  worth of common stock for services and interest,

-  depreciation  and  amortization  of  $83,307,

-  a  $125,000  loss  on  an  investment,  and

-  a  $214,444  loss  on  the  impairment  of  assets.

     OUTLOOK

     The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

     We have been unable to raise funds for the renovation of our tire shredder and the purchase of equipment that produces wire-free chips from shredded tires. We were able, however, to raise $250,000 to acquire the exclusive license from Levgum for the Western Hemisphere rights to its devulcanization technology. We have shifted our business emphasis to exploiting such license, to manufacturing a fully automated tire de-beader for sale to the industry and to selling crumb rubber manufactured by other manufacturers.

     We have cut our overhead by laying off our tire processing crew, by moving our tire processing equipment to rent-free space in Ardmore, OK and by moving our corporate offices to Pottsboro, Texas to space provided rent free by our president. We are enthusiastic about our prospects regarding sublicensing our devulcanization technology, selling our fully automated tire de-beader machine and selling crumb rubber to our many contacts in the industry.


     Our future results of operations and the other forward-looking statements contained in this Report involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; the emergence of competition not now detected; and a general economic turndown.

Item  7.     Financial  Statements.
                                                                            Page
                                                                            ----

     Independent  Auditors'  Report  dated  September  27,  2002              13
     Balance Sheet June 30, 2002                                              14
     Statements  of  Operations  from  October  7,  1998
          (Inception)  through  June  30,  2002                               15
     Statements  of  Stockholders'  Equity  (Deficit)
           from  October  7,  1998 (Inception)
           through  June  30,  2002                                           16
     Statements  of  Cash  Flows  from  October  7,  1998
          (Inception)  through  June  30,  2002                               18
     Notes  to  the  Financial  Statements                                    19

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Stockholders  and  Board  of  Directors
Softstone,  Inc.

We have audited the accompanying balance sheet of Softstone, Inc. (a development stage company) as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the period then ended and for the period from October 7, 1998 (inception), to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Softstone, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the period then ended and from October 7, 1998 (inception), to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's has not earned any revenue since its inception and through June 30, 2002, the Company had incurred cumulative losses of $2,808,548 and negative working capital of $667,631. These factors as discussed in Note 9 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
September  27,  2002

                                 SOFTSTONE, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     1,253
     Accounts receivable                                                  2,583
                                                                    -----------
          Total current assets                                            3,836
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             421,837
                                                                    -----------

                                                                    $   425,673
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ----------------------------------------

CURRENT  LIABILITIES:
     Accounts payable                                               $    39,366
     Accounts payable-related party                                     160,879
     Accrued expenses                                                    29,618
     Loans - current                                                    443,605
                                                                    -----------
          Total current liabilities                                     673,467
                                                                    -----------

LONG  TERM  LIABILITIES
     Notes payable                                                       56,014
     Loans from related parties, net of current portion                 262,537

COMMITMENTS  &  CONTINGENCIES

STOCKHOLDERS'  DEFICIT
     Common  stock,  $0.001par  value; 30,000,000
      shares  authorized; 7,041,965 shares issued
      and outstanding                                                     7,042
    Additional paid-in capital                                        2,232,162
    Shares to be issued                                                   2,999
    Deficit accumulated from inception                               (2,808,548)
                                                                    -----------
         Total stockholders' deficit                                   (566,345)
                                                                    -----------

                                                                    $   425,673
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             FROM OCTOBER 7, 1998 (INCEPTION) THROUGH JUNE 30, 2002

                                                                Cumulative
                                                              From Inception
                                   Year Ended June 30,      (October 7, 1998) to
                                   2002          2001          June 30, 2002
                               ------------  ------------   --------------------
Net  revenues                  $     37,490  $     30,087     $     71,675


Operating  expenses
  General and administrative        752,324       401,548        2,440,277
                               ------------  ------------     -------------

Operating loss                     (714,834)     (371,461)      (2,368,602)

Other  expense:
  Interest expense                   49,855        26,348          100,502
  Loss  on  investment              125,000             -          125,000
  Loss on impairment of
    intangibles                     214,444             -          214,444
                               ------------  ------------     -------------

        Total other expense         389,299        26,348          439,946

Loss before income taxes         (1,104,133)     (397,809)      (2,808,548)

     Income  tax                          -             -                -

Net  loss                      $ (1,104,133) $   (397,809)     $(2,808,548)
                               ============  ============      ===========

Basic weighted average number
  of common stock outstanding     6,174,516     6,629,351
                               ============  ============

Basic  net loss per share      $      (0.18) $      (0.06)
                               ============  ============

Diluted weighted average
  number  of  common stock
  outstanding                     6,174,516     6,629,351
                               ============  ============

Diluted net Loss per share     $      (0.18) $      (0.06)
                               ============  ============

   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE, INC
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM OCTOBER 7, 1998 (INCEPTION) THROUGH JUNE 30, 2002

                                                                                        Deficit         Total
                            Common Stock      Additional     Stock                     accumulated   Stockholders'
                         Number of             Paid-In       to be      Unearned          from          Equity
                          shares    Amount     Capital       issued    Compensation     inception      (Deficit)
                         ---------  ------   ------------  ----------  ------------   -------------  -------------
Shares issued for
  cash - Oct. 7, 1998    5,000,000  $ 5,000  $     51,100   $      -    $      -       $          -  $     56,100

Stock issued for cash
  and services             292,500      293        43,582          -           -                  -        43,875

Net loss                         -        -             -          -           -           (197,426)     (197,426)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance, June 30 1999    5,292,500    5,293        94,682          -           -           (197,426)      (97,451)

Stock issued for
  services ($.85/shr)      250,000      250       212,250          -           -                  -      (251,002)

Stock issued for
  services and vehicle
  ($1.00/shr)               22,500       22        22,478          -           -                  -             -

Warrants issued to
  employees                      -        -        75,000          -      (75,000)                -             -

Stock issued for
  settlement of ST notes
  payable ($34,250) and
  cash ($1.00/shr)         400,000      400       382,697          -            -                 -       383,097

Stock issued for
  services ($1.00/shr)     210,000      210       209,790          -            -                 -       210,000

Stock issued for cash
  net of offering cost
  of $25,783
  ($1.25/shr)              423,190      423       502,782          -            -                 -       503,205

Amortization of
  unearned compensation          -        -             -          -       11,250                 -        11,250

Net Loss                         -        -             -          -                     (1,109,180)   (1,109,180)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance June 30, 2000    6,598,190    6,598     1,499,679          -     (63,750)        (1,306,606)     (350,081)

Stock issued for
  cash ($1.25/shr)          42,500       43        53,082          -           -                  -        53,125

Unearned warrants
  granted to employee
  upon termination               -        -       (63,750)         -      63,750                  -             -

Warrants exercised         675,000      675             -          -           -                  -           675

Stock issued in exchange
  for patent ($.33/shr)    300,000      300        21,622          -           -                  -        21,922

Stock issued in exchange
  for office equipment
  ($1.03/shr)               18,000       18        18,507          -           -                  -        18,525

Stock contributed back
  to Company by
  principals            (3,947,698)  (3,948)        3,948         -            -                  -            -

Stock issued for
  service ($.10/shr)       522,961      523        51,773         -            -                  -       52,296

Stock issued for cash
  ($.40/shr) net of
  offering cost of
  $62,896                  277,100      277        47,667         -            -                  -       47,944

Net Loss                         -        -             -         -            -           (397,809)    (397,809)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance  30,  2001       4,486,053    4,486     1,632,528         -            -         (1,704,415)    (553,403)

Share issued for cash
  ($.40/shr)               243,300      243        97,077         -            -                  -       97,320

Shares issued for cash
  ($.50/shr)               289,400      290       144,410         -            -                  -      144,700

Shares issued for cash
  ($1.00/shr)               12,500       13        12,487         -            -                  -       12,500

Share issued for
  service ($.36/shr)       257,075      257        92,290         -            -                  -       92,547

Share issued for
  service ($.40/shr)       543,000      543       216,657         -            -                  -      217,200

Share issued for
  service ($.50/shr)        25,000       25        12,475         -            -                  -       12,500

Shares issued for
  interest ($.45/shr)       52,250       52        24,238         -            -                  -       24,290

Shares issued for
  merger ($.001/shr)     1,158,387    1,158             -         -            -                  -        1,158

Shares to be issued
  for cash ($.33/shr)            -        -             -       999            -                  -          999

shares to be issued
  for loan incentive
  ($.40/shr)                     -        -             -     2,000            -                  -        2,000

Cancellation of shares     (25,000)     (25)            -         -            -                  -          (25)

Net loss                         -        -             -         -            -         (1,104,133)  (1,104,133)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance June 30, 2002    7,041,965  $ 7,042  $  2,232,162   $ 2,999     $      -       $ (2,808,548) $(1,052,347)
                         =========  =======  ============   =======     ========       ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             FROM OCTOBER 7, 1998 (INCEPTION) THROUGH JUNE 30, 2002

                                                                Cumulative
                                                              From Inception
                                   Year Ended June 30,      (October 7, 1998) to
                                   2002          2001          June 30, 2002
                               ------------   ------------  --------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net  loss                    $ (1,104,133)  $   (397,809)      $ (2,808,548)
  Adjustments to reconcile
    net loss to net cash
    used  in  operating
    activities:
      Depreciation and
        amortization                 83,307         82,230            221,102
      Issuance of common stock
        for  compensation                 -              -            487,332
      Issuance of common stock
        for services and
        interest                    346,537              -            346,537
      Issuance of common stock
        for  merger                   1,133              -              1,133
      Shares to be issued for
        loan  incentive               2,000              -              2,000
      Loss  on  investment          125,000              -            125,000
      Loss  on  impairment
        of  assets                  214,444              -            214,444
      Write-off of samples                -         11,712             11,712
      (Increase) decrease of
        other current assets          4,473         (4,473)           (20,044)
      Increase of accounts
        receivable                   (2,583)                           (2,583)
      Increase (decrease) in
        accounts payable             22,368        (12,081)            32,497
      Increase (decrease) in
        accrued expense               8,252         (2,717)            33,488
                               ------------   ------------       ------------
          Total adjustments         804,931         74,671          1,452,618
                               ------------   ------------       ------------
      Net  cash  used  in
        operating  activities      (299,202)      (323,138)        (1,355,930)
                               ------------   ------------       ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchase  of
    patents/investment             (250,000)             -           (250,000)
  Other                                   -           (384)              (384)
  Purchase  of  property
    and equipment                         -        (31,380)          (419,859)
  Net  cash  used  in
    investing  activities          (250,000)       (31,764)          (670,243)
                               ------------   ------------       ------------

CASH  FLOWS  FROM
  FINANCING  ACTIVITIES:
  Investments by stockholders             -        250,941            250,941
  Proceeds  from  borrowings        287,263         75,360            608,015
  Payments on borrowings             (5,000)      (130,937)          (160,134)
  Issuance of common stock
    for cash                        254,520        164,640          1,327,605
  Receipt of cash for stock
    to  be  issued                      999              -                999
                               ------------   ------------       ------------
  Net  cash  provided  by
    financing  activities           537,782        360,004          2,027,426
                               ------------   ------------       ------------

Net increase (decrease) in
  cash & cash equivalents           (11,420)         5,102              1,253

CASH & CASH EQUIVALENTS,
  BEGINNING                          12,673          7,571                  -

CASH & CASH EQUIVALENTS,
  ENDING                       $      1,253   $     12,673       $      1,253
                               ============   ============       ============
CASH  PAID  FOR:
  Interest                     $     31,318   $     12,953       $     44,770
                               ============   ============       ============
  Income taxes                 $          0   $          0       $          0
                               ============   ============       ============

   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1.   ORGANIZATIONS  AND  DESCRIPTION  OF  BUSINESS

     Softstone, Inc. (the "Company"), a development stage company, was formed to manufacture a patented rubber product used in the road and building construction industries and has been in the development stage since inception (October 7, 1998). The Company plans to create rubber modules entirely from recycled tires which can be used in the construction of roads, driveways, decks, and other types of walkways. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Its principal operations have not started and the Company has no present sources of significant revenues. Realization of a major portion of its assets and satisfaction of its liabilities is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern (see Note 9 for more information regarding these matters). The financial statements do not include any adjustments that might arise as a result of this uncertainty.

     On October 7, 1998, SoftStone Building Products, Inc. ("SSBI" - an Oklahoma corporation and predecessor to the Company) was incorporated. Effective May 31, 1999, SSBI was merged into Softstone, Inc. (incorporated January 28, 1999 under the laws of the State of Delaware) and SSBI was subsequently dissolved. Each share of previously outstanding common stock was converted into 2,500 shares of common stock of the new entity and the new capitalization is reflected in the accompanying financial statements as if it had occurred at the beginning of the period presented.

     On July 24, 2001, the Company entered into a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company is the survivor and in control of the board of directors. The merger agreement provided for the exchange of 1,158,387 shares of the Company's common stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,698 shares of their common stock to the Company effectively reducing the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date increased the common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the Company. For accounting purposes, the transaction between the Company and Kilkenny has been be treated as a re-capitalization of the Company, with the Company as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. Since Kilkenny is a dormant entity with insignificant assets or liabilities, no pro forma information is presented.

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash  and  cash  equivalents

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Property  and  equipment

     Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale, retirement, or other disposition, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The Company depreciates property and equipment using the straight-line method over their estimated useful lives ranging from five to seven years.

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. Being a development stage company, the Company does not believe any of its property and equipment is impaired.

     Patent  and  patent  license  agreement

     In August 2000, patent rights amounting $100,000 were acquired, in exchange for 300,000 shares of common stock, forgiveness of debt and assumption of additional debt. Patent rights were acquired for the manufacturing process and had been amortized using the straight-line method over fifteen years. In March 2002, additional patent rights were purchased for $125,000. The net book value of $89,444 for the patent purchased in 2000 and the newly purchased patent of $125,000 were written off as impairment of intangible assets as on June 30, 2002.

     Revenue  recognition

     The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Revenue is recognized when merchandise is shipped to a customer. The Company currently has no significant revenues as it is still in the development stage.

     Income  taxes

     Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liability are determined by applying the presently enacted tax rates and laws.

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


     Fair  value  of  financial  instruments

     The carrying amount of all financial instruments at June 30, 2002 and 2001, which consist of various notes and loans payable, approximate their fair values.

     Earnings  per  share

     Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

     Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statements since the effect of dilutive securities is anti-dilutive.

     Use  of  estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-based  compensation

     SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


     Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

     Segment  Reporting

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

     Accounting  developments

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 144, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

     In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


     gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

3.   PROPERTY  AND  EQUIPMENT

     Property and  equipment  consist  of  the  following  at  June  30,  2002:

             Furniture  and  computer  equipment           $  43,529
             Production  and  other  equipment               522,318
             Vehicles                                         59,869
                                                           ---------
                                                             625,716
             Less:  Accumulated  depreciation
               and  amortization                            (203,879)
                                                           --------

                                                           $ 421,837
                                                           ========

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


4.  NOTES  PAYABLE

    Notes  payable  consist  of  the  following  at  June  30,  2002:

         Revolving  note  payable  to  bank;
         interest due  7/5/02,  prime  +  1%,
         maturing December  5,  2002                                  $100,035

         Notes payable to stockholder, 8% & 12%
         interest  rates                                               541,537

         Bank  term loan; 3.9% interest  rate;
         maturing  September  24,  2002
         The fair value of the loan at current
         market  rate  of  9%  would  be
         approximately $64,000.                                         64,570

         Note payable to finance vehicle, 9.5%
         interest  rate,  maturing  July  15,
         2005, collaterized  by  vehicle                                16,202

         Refinanced bank term loan; payable on
         demand  or  in semiannual payments of
         $6,485,  including interest at 10.75%
         (variable);  collateralized  by
         equipment accounts  receivable  and
         intangibles and guaranteed  by  the
         principal stockholder of  the  Company,
         due  July 15, 2004                                             30,839

         Note  payable to bank, collateralized
         by  tractor,  9%, variable payable in
         60 monthly  installments  beginning
         July  29,  2001                                                 8,973

         Note payable to stockholder; interest
         free; due  on  demand                                         160,879
                                                                      --------

                                                                       923,035

         Less:  current  portion                                       604,484
                                                                      --------

         Long-term  debt                                              $318,551
                                                                      ========

     The following is a summary of maturities of principal under long-term debt for years ending June 30:

                            2004                 $  262,537
                            2005                     16,202
                            2006                     39,812
                                                 ----------
                                                 $  318,551
                                                 ==========

     The notes payable has been classified in the balance sheet at June 30, 2002 as per follows:

        Accounts  payable  -  related  part      $  160,879
        Loans  current                              443,605
        Current  liabilities                        604,484
        Notes  Payable                               56,014
        Loans  related  parties - non current       262,537
                                                 ----------

                                                 $  923,035
                                                 ==========

5.   COMMON  STOCK  AND  WARRANTS

     On January 28, 1999, the Company issued 395,000 warrants and on July 1, 1999, issued 275,000 additional warrants to several stockholders of the Company. Each warrant gives the holder the right to purchase one share of common stock at a price of $.50 per share at any time on or before January 28, 2004. The fair value of each warrant, estimated on the date of grant using the minimum value method, is nominal.

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

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


     In April 2001, pursuant to the merger agreement discussed in Note 8 certain insider stockholders contributed back to the Company 3,947,698 shares of their common stock, and this common stock was cancelled, and 522,961 shares of common stock valued at $ .10 was issued to consultants and an attorney for services rendered in acquiring capital and facilitating the merger.

     Compensation

     During August 1999, the Company entered into employment contracts with two key employees, resulting in the issuance of 250,000 shares of the Company's common stock. Such contracts are for a term of 12 months and contain a vesting provision requiring the employees, in the event of early termination of employment, to either surrender to the Company the pro rata unearned portion of the stock issued or to purchase the stock at a price of $.85 per share. Additionally, the Company issued 22,500 shares of stock to another employee in exchange for a vehicle and services that vested immediately. Also, the Company issued 210,000 shares of stock to employees and non-employees in exchange for services that vested immediately. These agreements result in compensation expense of approximately $432,500 recognized  by  the  Company  during  fiscal  2000.

     Stock  Offering

     Pursuant to Rule 504 of Regulation D ("504 offering") of the Securities Act of 1933, the Company offered for sale 400,000 shares of its common stock for $1.00 per share under an Offering Memorandum dated August 24, 1999. The Company offered 480,000 shares of common stock under a second 504 offering for $1.25 per share, of which 423,190 have been sold as of June 30, 2000.

     During the fiscal year ended June 30, 2001, an additional 42,500 shares were sold for $53,125 in connection with the second offering.

     In May 2001, the Company, pursuant to Rule 504, offered 625,000 shares of common stock at $.40 per share and prior to June 30, 2001, 277,100 shares were issued. Offering costs of this offering totaled $62,896 of which $52,296 related to the shares of stock issued for services mentioned above.

6.   INCOME  TAXES

     The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate as follows:

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


                                        Period  from
                                                             October  7,  1998
                                      Year Ended June 30,   (inception)  through
                                      2002          2001      June 30, 2002
                                    ----------   ---------  --------------------
     Income  tax  benefit  at
     federal  statutory  rate       $  375,405   $  135,256      $  954,907

     Nondeductible  expenses            (2,100)      (1,700)          7,970

     Other,  including
       graduated rates                       -            -          23,321

     Change in valuation
       allowance                      (373,305)      (133,556)      (981,998)
                                    ----------     ----------     ----------
                                    $        -     $        -     $        -
                                    ==========     ==========     ==========

Components  of  deferred  tax  assets  at  June  30,  2002,  are  as  follows:

            Assets
            Net  operating loss carryforward                 $ 981,998
            Valuation  allowance                              (981,998)
                                                             ---------
                                                             $       -
                                                             =========

     The valuation allowance increase $373,305 for the year ended June 30, 2002, and $133,556 for the year ended June 30, 2001.

     A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2002 and 2001, the Company had a net deferred tax asset mainly related to a net operating loss carryforward from operating losses incurred. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated. Net operating loss carryforwards can be carried forward for fifteen years for federal tax purpose subject to certain limitations and they will expire in the year 2017.

7.   RELATED  PARTY  TRANSACTIONS

     In August 2000, the Company completed its acquisition of the patent rights to its production process. This transaction involved the issuance of 300,000 shares of common stock to a corporation owned by stockholders of the Company. Office equipment was acquired from a stockholder for the issuance of common stock and certain shareholders contributed their common stock, which was cancelled to facilitate the merger discussed in Note 8. Most of the equipment used in the Company manufacturing process was purchased from a company controlled by a shareholder of the Company.

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


8.  MERGER  &  ACQUISITION

     The Company has agreed to participate in a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company, upon merger, is the survivor and controls the board of directors. To facilitate the merger and acquire additional capital, the Company is committed to use certain of the Company stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,686 of their common stock to the Company and effectively reduced the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date, July 24, 2001, increased the Common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the merged Company.

     In March 2002, the Company entered into a purchase agreement with Levgum, Ltd. (Levgum) of Tel Aviv, Israel, where the Company received 83 shares with 1.00 par value representing 10% of outstanding capital, for $250,000. The Company also received the right to use their technology for rubber devulcanization and right to sublicense as part of this purchase agreement. The recorded its investment in Levgum for $125,000 and license agreement acquired through acquisition at $125,000. On June 30, 2002, the Company evaluated its investment and patents rights according to FASB 121 and recognized an impairment loss equal to the book value of these intangible assets.

9.   GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2002, the Company had incurred cumulative losses of $2,808,548 and negative working capital of $667,631. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

10.  SUBSEQUENT  EVENT

     Effective August 7, 2002, the Company ventured a business agreement to sell the specified tire bufflings with $42,500 advance payment and $42,500 upon delivery.

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


     The Company received stock subscriptions to purchase 3,500 shares of restricted common stock for $1,165 subsequent to June 30, 2002.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On September 5, 2002 Hogan & Slovacek of Oklahoma City and Tulsa, the principal independent accountants of Softstone Inc., resigned. Hogan & Slovacek had been engaged as Softstone's principal independent accountants since August 22, 2001, when it replaced Grant Thornton LLP as Softstone's principal independent accountants. See Softstone's Form 8-K filed with the Commission on August 27, 2001 (Commission File No. 000-29523).

     The report of Hogan & Slovacek on the financial statements of Softstone for its fiscal year ended June 30, 2001 contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about Softstone's ability to continue as a going concern for the fiscal year ended June 30, 2001, were not otherwise modified as to uncertainty, audit scope, or accounting principles during the period of its engagement (August 22, 2001 to September 5, 2002) or the interim period to September 5, 2002, the date of resignation. Similarly, the reports of Grant Thornton on the financial statements of Softstone contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about Softstone's ability to continue as a going concern for each of the fiscal years ended June 30, 2000 and 1999, were not modified as to uncertainty, audit scope, or accounting principles during such past two years or the interim period to August 21, 2001, the date of resignation.

     During the past two years or interim periods prior to September 5, 2002, there were no disagreements between Softstone and either Grant Thornton or Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton's or Hogan & Slovacek's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     On September 5, 2002, Softstone engaged Kabani & Company, Inc. of Fountain Valley, California as its new principal accountant to audit its consolidated financial statements.

     The decision to change accountants was recommended and approved by the board of directors.

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons.

          A list of the current officers, directors and significant employees of Softstone, Inc. appears below. The directors are elected annually by the shareholders. The officers serve at the pleasure of the board of directors. The directors do not presently receive fees or other remuneration for their services.

                                                    Office Held     Term of
      Person              Office                       Since         Office
------------------------------------------------------------------------------
Keith P. Boyd, 28         President                      2001        May 2002
                          Director                       2001        May 2002

Frederick W. Parker,      Director                       1999        May 2002

Gene F. Boyd, 64          Secretary                      1999        May 2002
                          Chairman of the Board
                            of Directors                 1999        May 2002

Jim Miller, 65            Vice President                 2001        May 2002

Joseph J. Johnston, 58    Chief Financial Officer        2001        May 2002

     Keith P. Boyd. Mr. Boyd has spent most of his adult life assisting his father, Gene Boyd, with the family interests, Meinecke-Boyd, Inc., located near Ardmore, Oklahoma. After a year in college, he joined the U.S. Navy and ended his naval career as a petty officer - machinist mate 3rd class - aboard the USS Chicago, SSN 721, a nuclear-powered, fast-attack submarine. In late 1998, Mr. Boyd raised the first investor capital for Softstone. He has considerable mechanical skills and abilities and assisted with the design and fabrication of Softstone's Parker System machine. He formulated Softstone's sales and marketing effort and has been responsible to date for all of its sales. In June 2001 he was elected president and CEO of Softstone, Inc. (the company's third) and then merged the company with a 12G reporting shell, making Softstone an SEC-reporting public corporation. Mr. Boyd negotiated our contract with Levgum, Ltd., of Israel and restructured the company to incorporate the devulcanization technology. Keith Boyd has initiated the beginnings of a global market strategy through his research of product applications as well as market entries. He devotes 100 percent of his time to the affairs of Softstone.

     Frederick W. Parker. Mr. Parker attended the University of Southern California and the University of Wyoming. From December 1969 to May 1980 he was employed as an executive and wholesaler of drilling fund securities of Canadian American Securities, a subsidiary of American Quasar Petroleum. From May 1980 to June 1982 he founded and operated ENEX Securities and the ENEX Income Funds. From 1982 to November 1984 he owned and operated Parker Energy Funding, a coal methane gas company. From 1986 to 1987 he was a consultant to several oil and gas production companies regarding deep well injection of hazardous oil field waste. From June 1987 to October 1990 he was the executive vice president of Princeton Clearwater Corporation. From 1990 to 1999 he operated the consulting firm of Donner-Gray, primarily regarding oil and gas and real estate activities. From May 1996 to September 1998 he was the director of marketing of VE Enterprises, a manufacturing concern. From October 1998 until June 1999 when it was merged with Softstone, Inc., he was the president and owner of Softstone International LLC, which owned the patented technology for the manufacture of rubber modules, which patent was assigned to Softstone, Inc. Upon the incorporation of Softstone, Inc. on January 28, 1999, he became its president and a director. He is still a director of Softstone but resigned his position as president in May 2001.

     Gene F. Boyd. Gene F. Boyd. Mr. Boyd , a 1960 graduate of Texas Tech, has been the president of Meinecke-Boyd, Inc., an Oklahoma ranching and investment corporation, since January 1979. As the operator of a 3600-acre Simmental cattle ranch at Tishomingo, Oklahoma, Mr. Boyd practiced (and preached) holistic resource management, which included rotational grazing to enhance the natural recycling of soil and grasses. He also served as vice-president of the Oklahoma Simmental Association and as a board member of soil and water conservation districts. Intrigued by the potential and the need for recycled rubber products, Mr. Boyd and his wife moved to Ardmore, Oklahoma after 26 years on the ranch, so that he could be a full-time participant in the start-up and development of Softstone, Inc. Upon the incorporation of Softstone, Inc., on

January 28, 1999, Mr. Boyd became its secretary and its chairman of the board of directors, positions he still holds.

     Jim Miller. Mr. Miller has years of experience in the areas of manufacturing and equipment automation. Mr. Miller formerly worked as head of operations for Amusements of America, where he built - from blue print - carnival rides for the amusement Industry. Prior to his employment with Amusements of America, he owned and operated Miller Manufacturing of Lubbock, Texas, developing amusement rides. He completed the automation of Softstone's Parker System I, tripling its production capabilities. Mr. Miller is developing for Softstone a fully automated tire de-beader machine. He is continuing to devote his time to this project and Softstone.

     Joseph J. Johnston. From May 1997 until 1999 Mr. Johnston was the president, chief financial officer and chairman of the board of directors of Creative Restaurant Concepts, Inc., an Oklahoma City owner and manager of several restaurants. From 1999 until 2002 he was a restaurant business consultant for Monroe Advisers, Inc., an Oklahoma City business consulting firm.

Item  10.     Executive  Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to the presidents of the company during the last three fiscal years:

                         Annual  Compensation                         Awards
                   ----------------------------------        --------------------------
                                                                             Securities
                                               Other                         Underlying
             Fiscal         Annual           Restricted         Options/        LTIP
Name          Year     Salary     Bonus     Compensation     Stock  Awards      SARS          Payouts
----------   ------    ------     -----     ------------     -------------   -----------      -------
Keith Boyd     2002     $______      0              0           $______             0            0
Keith Boyd     2001     $36,000      0              0           $20,000             0            0
Frederick
  Parker       2001           0      0              0                 0             0            0
Tom Brewer     2000      20,833      0              0                 0             0            0
Frederick
  Parker       2000           0      0              0                 0             0            0
Tom Brewer     1999      18,750      0              0                 0             0            0


     Employment  Contracts.
     ----------------------

     As of September 30, 2002, Softstone has no long-term compensation plans or employment agreements with any of its officers or directors.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from Softstone, with respect to any director or executive officer of Softstone which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Softstone or its subsidiaries, any change in control or Softstone, or a change in the person's responsibilities following a change in control of Softstone.

     Stock  Options.
     ---------------

     There have been no stock options granted to the officers and directors of Softstone, nor have there been any other forms of compensation paid to the officers and directors of the company.

Item  11.     Security  Ownership  of  Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the common stock of Softstone as of September 30, 2002, by each officer and director of Softstone, by each individual who is known to Softstone, as of the date of this filing, to be the beneficial owner of more than five percent of Softstone's common stock, its only voting security, and by the officers and directors of Softstone as a group:

                               Amount  and
   Name and Address of          Nature of            Percent
     Beneficial Owner          Beneficial of           of
                                 Ownership            Class         Office
---------------------------------------------------------------------------------
Keith  P.  Boyd                  532,150               7.5.0        President
P.O.  Box  2365
Ardmore,  OK  73402

Frederick  W.  Parker  (1)       775,419              11.0           Director
811  N.  Rockford  Place
Ardmore,  OK  73401

Gene  F.  Boyd  (2)              750,296               10.6          Secretary
Route  2,  Box  437                                                  Director
Tishomingo,  OK  73460

Jim  Miller                       55,000                0.8          Vice
906  Oak  Tree  Loop                                                 President
Ardmore,  OK   73401

Officers  and  Directors  as
  a  Group (4  persons)        2,112,865               30.0

(1) Mr. Parker's shares are held of record by the Frederick W. Parker Family Limited Partnership.

(2) Of these shares, 712,745 are held of record by the Gene F. Boyd Revocable Living Trust, 10,000 shares are held of record by Meinecke/Boyd, Inc., a company under the control of Mr. Boyd, and 27,551 are held of record by the Betty Sue Boyd Revocable Living Trust.

Item  12.     Certain  Relationships  and  Related  Transactions.

     On June 29, 1999 Softstone acquired a license to the U.S. patent rights to the manufacturing process now employed in the company's plant in Joshua, Texas. The license was acquired from Softstone International LLC, an entity under the control of Frederick Parker, a co-inventor of the patented process and who was at that time the chief executive officer and a director of Softstone, Inc. The cost of the license was $100,000 and was financed by a promissory note due
December 31, 2000. Subsequently, on July 31, 2000 Softstone bought all rights to the patent through the issuance of 300,000 shares of common stock to Softstone International LLC, and the $100,000 promissory note was cancelled.

     Softstone's Transactions with Management. In fiscal year 2002 Softstone borrowed money from the following persons on the following terms for operating capital:

Lender      Relationship to Softstone   Principal Amount  Interest Rate  Maturity Date
Gene  Boyd  Secretary  and  Director      $__________        ______%     __-__-__
Betty Boyd  Mother of the President       $                        %       -  -
            and husband of the
            Secretary


Item  13.     Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

        The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

     Exhibit                              Item

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

         3.1       Bylaws  of  Softstone,  Inc.*

        10         Lease  Agreement  of    February  1,  2000,  between  Ardmore
                   Development Authority, as lessor, and Softstone, Inc., as lessee.*

        10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

        10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

        10.3       Agreement  of  March  15,  2002  with Levgum, Inc. concerning
                   exclusive   license   to  Western  Hemisphere   for  Levgum's
                   devulcanization  technology.**

        16.1 Letter of September 9, 2002 of Hogan & Slovacek agreeing with the statements made in this Form 8-K by Softstone Inc., concerning Softstone's change of principal independent accountants.***


        99         United  States  Patent  No.  5,714,219.*

* Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

**    Previously  filed  with   Form  10-QSB  May  20,  2002 Commission File No.
      000-29523;  incorporated  by  reference.

*** Previously filed with Form 8-K September 11, 2002 Commission File No. 000-29523; incorporated by reference.


(b)     Forms  8-K

     Form 8-K dated September 5, 2002, reporting Item 4 - Change in Registrant's Certifying Accountant (Commission File #000-29523, EDGAR Accession #0001060830-02-000155 filed September 11, 2002).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October  15,  2002                 Softstone  Inc.

                                          By:/s/  Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/  Keith  Boyd
Date:  October  15,  2002                 --------------------------------------
                                          Keith  Boyd,  President,  Chief
                                               Executive Officer and  Director


                                          /s/  Gene  Boyd
Date:  October  15,  2002                 --------------------------------------
                                          Gene  Boyd,  Secretary  and  Director


                                          /s/  Joseph  J.  Johnston
Date:  October  15,  2002                 --------------------------------------
                                          Joseph  J.  Johnston, Chief Financial
                                               Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Softstone Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report"), I, Keith Boyd, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/  Keith  Boyd
Dated:  October  15,  2002
                                        Keith  Boyd
                                        Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Softstone Inc. (the "Company") on Form 10-KSB for the period ended * (the "Report"), I, Joseph J. Johnston, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/  Joseph  J.  Johnston
Dated:  October  15,  2002
                                      Joseph  J.  Johnston
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.