Form 10KSB/A
period 2002-06-30
SOFTSTONE INC /DE/
filed 2002-10-21
CIK 1106644

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                              TELEPHONE  405-235-2575
JERRY  TUBB                                              FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
   --------

OF  COUNSEL:
MICHAEL  A.  BICKFORD
THOMAS  J.  KENAN
ROLAND  TAGUE
BRADLEY  D.  AVEY

                                October 17, 2002


Office  of  Small  Business
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  DC   20549

                       Re:     Softstone  Inc.
                               Commission  File  No.  000-29523
                               Amendment  No.  1  to  Form  10-KSB
                               FYE  06-30-02

Gentlemen:

     The attached Amendment No. 1 to Form 10-KSB is being filed solely to (1) include certain financial information that was not available at the time of filing; (2) add Item 14 - Controls and Procedures; and (3) add Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     If you have any questions that might be properly handled by conversing with the undersigned, please do so at my telephone number 405-235-2575, fax number
405-232-8384,  or  e-mail  at  kenan@ftpslaw.com.

                                   Sincerely,

                                   /s/  Thomas  J.  Kenan

                                   Thomas  J.  Kenan
                                   e-mail:  kenan@ftpslaw.com

cc:  Keith  Boyd,  President
     Hamid  Kabani,  C.P.A.

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB

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

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Item  1          Description  of  Business                                    1


Item  2          Description  of  Property                                    9


Item  3          Legal Proceedings                                            9

Item  4          Submission of Matters to a Vote of Security Holders          9


Item  5          Market for Common Equity and Related Stockholder Matters     9


Item  6          Management's  Discussion  and  Analysis                     10


Item  7          Financial  Statements                                       13


Item  8          Changes In and Disagreements With Accountants
                      on Accounting  and  Financial  Disclosure              31

Item  9          Directors, Executive Officers, Promoters and
                      Control Persons                                        31

Item 10          Executive  Compensation                                     33

Item 11          Security  Ownership  of  Certain  Beneficial  Owners
                      and  Management                                        34

Item 12          Certain  Relationships  and  Related  Transactions          35

Item 13          Exhibits  and  Reports  on  Form  8-K                       35

Item 14          Controls  and Procedures                                    36

Signatures                                                                   37

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


     (1) Sold in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 504. The 504 offering was registered with the securities regulatory authorities in each state where securities were sold.

     (2) Sold in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. All purchasers were either "accredited investors" or, if not, were provided with offering materials that met the requirements of a Form SB-2 offering circular. All purchasers were provided with an opportunity to ask questions of management before making their investment decisions.


Item  6.     Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Results  of  operations.
     ------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years June 30, 2002 and June 30, 2002:

                                                         Fiscal Year Ended
                                                         -----------------
                                                     06-30-2002     06-30-2001
                                                     ----------     ----------
          Sales                                          100%           100%

          Operating expenses                           2,007%          1,335%
          Income from operations                      (1,907)%        (1,235)%

          Other expenses                              (1,038)%            88%

          Net income (loss)                           (2,945)%        (1,322)%
          Net loss per share                          $(0.18)         $(0.06)

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


     Net  income  (loss).
     --------------------

     Our net loss of $397,809 in fiscal 2001 plummeted to a net loss of $1,104,133 in fiscal 2002. This increase is attributed to the company's is purchasing the rights to a foreign patent for $250,000, which purchase had to be expensed as the patent has not been appraised, the compensation of individuals with stock and the cost associated with the reorganization of the company to alleviate overhead. We have temporarily stored our production equipment until we obtain a needed tire shredder, in order to conserve money.


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

Item  7.     Financial  Statements.
                                                                            Page
                                                                            ----

     Independent  Auditors'  Report  dated  September  27,  2002              14
     Balance Sheet June 30, 2002                                              15
     Statements  of  Operations  from  October  7,  1998
          (Inception)  through  June  30,  2002                               16
     Statements  of  Stockholders'  Equity  (Deficit)
           from  October  7,  1998 (Inception)
           through  June  30,  2002                                           17
     Statements  of  Cash  Flows  from  October  7,  1998
          (Inception)  through  June  30,  2002                               19
     Notes  to  the  Financial  Statements                                    20

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


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Softstone, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the period then ended and from October 7, 1998 (inception), to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not earned any revenue since its inception and through June 30, 2002, the Company had incurred cumulative losses of $2,808,548 and negative working capital of $667,631. These factors, as discussed in Note 9 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Kabani & Company, Inc.

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

COMMITMENTS  &  CONTINGENCIES

STOCKHOLDERS'  DEFICIT
     Common  stock,  $0.001 par  value; 30,000,000
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

                                 SOFTSTONE, INC
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
             FROM OCTOBER 7, 1998 (INCEPTION) THROUGH JUNE 30, 2002

                                                                                        Deficit         Total
                            Common Stock      Additional     Stock                     accumulated   Stockholders'
                         Number of             Paid-In       to be      Unearned          from          Equity
                          shares    Amount     Capital       issued    Compensation     inception      (Deficit)
                         ---------  ------   ------------  ----------  ------------   -------------  -------------
Stock issued in exchange
  for office equipment
  ($1.03/shr)               18,000       18        18,507          -           -                  -        18,525

Stock contributed back
  to Company by
  principals            (3,947,698)  (3,948)        3,948         -            -                  -            -

Stock issued for
  service ($.10/shr)       522,961      523        51,773         -            -                  -       52,296

Stock issued for cash
  ($.40/shr) net of
  offering cost of
  $62,896                  277,100      277        47,667         -            -                  -       47,944

Net Loss                         -        -             -         -            -           (397,809)    (397,809)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance  30,  2001       4,486,053    4,486     1,632,528         -            -         (1,704,415)    (553,403)

Share issued for cash
  ($.40/shr)               243,300      243        97,077         -            -                  -       97,320

Shares issued for cash
  ($.50/shr)               289,400      290       144,410         -            -                  -      144,700

Shares issued for cash
  ($1.00/shr)               12,500       13        12,487         -            -                  -       12,500

Share issued for
  service ($.36/shr)       257,075      257        92,290         -            -                  -       92,547

Share issued for
  service ($.40/shr)       543,000      543       216,657         -            -                  -      217,200

Share issued for
  service ($.50/shr)        25,000       25        12,475         -            -                  -       12,500

Shares issued for
  interest ($.45/shr)       52,250       52        24,238         -            -                  -       24,290

Shares issued for
  merger ($.001/shr)     1,158,387    1,158             -         -            -                  -        1,158

Shares to be issued
  for cash ($.33/shr)            -        -             -       999            -                  -          999

shares to be issued
  for loan incentive
  ($.40/shr)                     -        -             -     2,000            -                  -        2,000

Cancellation of shares     (25,000)     (25)            -         -            -                  -          (25)

Net loss                         -        -             -         -            -         (1,104,133)  (1,104,133)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance June 30, 2002    7,041,965  $ 7,042  $  2,232,162   $ 2,999     $      -       $ (2,808,548) $(1,052,347)
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


     On July 24, 2001, the Company entered into a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company is the survivor and in control of the board of directors. The merger agreement provided for the exchange of 1,158,387 shares of the Company's common stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,698 shares of their common stock to the Company effectively reducing the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date increased the common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the Company. For accounting purposes, the transaction between the Company and Kilkenny has been treated as a re-capitalization of the Company, with the Company as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. Since Kilkenny is a dormant entity with insignificant assets or liabilities, no pro forma information is presented.

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

     Patent  and  patent  license  agreement

     In August 2000, patent rights amounting to $100,000 were acquired, in exchange for 300,000 shares of common stock, forgiveness of debt and assumption of additional debt. Patent rights were acquired for the manufacturing process and had been amortized using the straight-line method over fifteen years. In March 2002, additional patent rights were purchased for $125,000. The net book value of $89,444 for the patent purchased in 2000 and the newly purchased patent of $125,000 were written off as impairment of intangible assets as on June 30, 2002.

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

     Weighted average number of shares used to compute basic and diluted loss per share is the same in this financial statement since the effect of dilutive securities is anti-dilutive.

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

6.   INCOME  TAXES

     The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate as follows:

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


                                        Period  from
                                                             October  7,  1998
                                      Year Ended June 30,   (inception)  through
                                      2002          2001      June 30, 2002
                                    ----------   ---------  --------------------
     Income  tax  benefit  at
     federal  statutory  rate       $  375,405   $  135,256      $  954,907

     Nondeductible  expenses            (2,100)      (1,700)          7,970

     Other,  including
       graduated rates                       -            -          23,321

     Change in valuation
       allowance                      (373,305)    (133,556)       (981,998)
                                    ----------     ----------     ---------
                                    $        -     $      -               -
                                    ==========     ========       =========

Components  of  deferred  tax  assets  at  June  30,  2002,  are  as  follows:

            Assets
            Net  operating loss carryforward                 $ 981,998
            Valuation  allowance                              (981,998)
                                                             ---------
                                                             $       -
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

                                SOFTSTONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


8.  MERGER  &  ACQUISITION

     The Company has agreed to participate in a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company, upon merger, is the survivor and controls the board of directors. To facilitate the merger and acquire additional capital, the Company is committed to issue certain of the Company stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,686 of their common stock to the Company and effectively reduced the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date, July 24, 2001, increased the Common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the merged Company.


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

10.  SUBSEQUENT  EVENT

     Effective August 7, 2002, the Company ventured a business agreement to sell specified tire bufflings with $42,500 advance payment and $42,500 upon delivery.

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

Frederick W. Parker, 67   Director                       1999        May 2002

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

Item  10.     Executive  Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to the presidents of the company during the last three fiscal years:

                         Annual  Compensation                         Awards
                   ----------------------------------        --------------------------
                                                                             Securities
                                               Other                         Underlying
             Fiscal         Annual           Restricted         Options/        LTIP
Name          Year     Salary     Bonus     Compensation     Stock  Awards      SARS          Payouts
----------   ------    ------     -----     ------------     -------------   -----------      -------

Keith Boyd     2002     $36,000      0              0           $50,000             0            0

Keith Boyd     2001     $36,000      0              0           $20,000             0            0
Frederick
  Parker       2001           0      0              0                 0             0            0
Tom Brewer     2000      20,833      0              0                 0             0            0
Frederick
  Parker       2000           0      0              0                 0             0            0
Tom Brewer     1999      18,750      0              0                 0             0            0


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

                               Amount  and
   Name and Address of          Nature of            Percent
     Beneficial Owner          Beneficial of           of
                                 Ownership            Class         Office
---------------------------------------------------------------------------------

Keith  P.  Boyd                  532,150               7.5          President
P.O.  Box  2365                                                     Director
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

     Softstone's Transactions with Management. In fiscal year 2002 Softstone borrowed money from the following persons on the following terms for operating capital:

Lender      Relationship to Softstone   Principal Amount  Interest Rate  Maturity Date
Gene  Boyd  Secretary  and  Director      $ 80,000            8%%         3-11-03

Meinecke
  Boyd,
  Inc.      Corporation of Gene and       $125,000            8%         12-02-02
              Betty Boyd


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

        10         Lease  Agreement  of    February  1,  2000,  between  Ardmore
                   Development Authority, as lessor, and Softstone, Inc., as lessee.*

        10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

        10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

        10.3       Agreement  of  March  15,  2002  with Levgum, Inc. concerning
                   exclusive   license   to  Western  Hemisphere   for  Levgum's
                   devulcanization  technology.**


        16.1 Letter of September 9, 2002 of Hogan & Slovacek agreeing with the statements made in Form 8-K by Softstone Inc., concerning Softstone's change of principal independent accountants.***

        99         United  States  Patent  No.  5,714,219.*

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


Item  14.     Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October  17,  2002                 Softstone  Inc.

                                          By:/s/  Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/  Keith  Boyd
Date:  October  17,  2002                 --------------------------------------
                                          Keith  Boyd,  President,  Chief
                                               Executive Officer and  Director


                                          /s/  Gene  Boyd
Date:  October  17,  2002                 --------------------------------------
                                          Gene  Boyd,  Secretary  and  Director


                                          /s/  Joseph  J.  Johnston
Date:  October  17,  2002                 --------------------------------------
                                          Joseph  J.  Johnston, Chief Financial
                                               Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Keith  Boyd,  Chief  Executive  Officer  of  the  registrant,  certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Softstone Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  17,  2002               /s/  Keith  Boyd

                                        Keith  Boyd
                                        Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Joseph J. Johnston, Chief Financial Officer of the registrant, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of Softstone Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  17,  2002               /s/  Joseph  J.  Johnston

                                        Joseph  J.  Johnston
                                        Chief  Financial  Officer

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


                                        /s/  Keith  Boyd
Dated:  October  17,  2002
                                        Keith  Boyd
                                        President  and Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Softstone Inc. (the "Company") on Form 10-KSB for the fiscal year ended June 30, 2002 (the "Report"), I, Joseph J. Johnston, Chief Financial Officer of the Company, hereby certify that to my knowledge:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/  Joseph  J.  Johnston
Dated:  October  17,  2002
                                      Joseph  J.  Johnston
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.