Form 10QSB
period 2002-09-30
SOFTSTONE INC /DE/
filed 2002-11-19
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

As of November 15, 2002, the Company had 7,041,965 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----

     Balance  Sheet  September  30,  2002  (Unaudited)                         3
     Statements  of  Operations  for  the  Three  Month  Periods
          Ended  September  30,  2002  and 2001 (Unaudited)                    4
     Statements  of  Cash  Flows  for  the  Three  Month  Periods
          Ended  September  30,  2002  and 2001 (Unaudited)                    5
     Notes  to  the  Financial  Statements                                     6

                                SOFTSTONE, INC.
                                  BALANCE SHEET
                               September 30, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $     59,243
     Accounts receivable                                                  1,765
                                                                   ------------
          Total current assets                                           61,008


PROPERTY AND EQUIPMENT, net                                             364,123
                                                                  -------------

                                                                  $     425,131
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                    ----------------------------------------

CURRENT  LIABILITIES:
     Accounts payable                                             $      39,352
     Accounts payable-related party                                     160,879
     Accrued expenses                                                    30,810
     Loans - current, including $279,000 to related parties             443,605
                                                                  -------------
          Total current liabilities                                     674,645

LONG  TERM  LIABILITIES
     Notes payable, financial institutions                               54,038
     Loans from related parties, non-current portion                    262,537

STOCKHOLDERS'  DEFICIT
     Common stock,  $0.001 par value; 30,000,000
       shares authorized; 7,041,965 shares issued
       and outstanding                                                    7,042
     Additional paid-in capital                                       2,232,162
     Shares to be issued                                                  2,999
     Deficit accumulated from inception                              (2,808,292)
                                                                  -------------
          Total stockholders' deficit                                  (566,089)
                                                                  -------------

                                                                  $     425,131
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                      2002              2001
                                                 ------------      ------------
Revenues                                         $     86,425      $      2,882

Cost  of  revenue                                      14,822                 -
                                                 ------------      ------------

Gross Profit                                           71,603             2,882

Operating  expenses

  General and administrative                           41,505           163,061
                                                 ------------      ------------

Operating income (loss)                                30,098          (160,179)

Other  (income)  expense
  Interest expense                                      8,968            10,697
  Loss  on  sale  of  assets                           20,875                 -
  Loss  on  investment                                      -                 -
  Loss  on  impairment  of assets                           -                 -
                                                 ------------      ------------

     Total other (income) expense                      29,843            10,697

Income (loss) before income taxes                         256          (170,876)

  Income  taxes                                             -                 -
                                                 ------------      ------------

Net income (loss)                                $        256      $   (170,876)
                                                 ============      ============


Basic and diluted weighted average number
  of common stock outstanding                       7,041,965         5,402,554
                                                 ============      ============

Basic and diluted net income (loss) per share    $       0.00      $      (0.03)
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                      2002              2001
                                                 ------------      ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                              $       256       $   (170,876)
  Adjustments  to  reconcile  net  loss  to
    net  cash  used  in operating  activities:
      Depreciation and amortization                   17,163             20,558
      Issuance of common stock for compensation            -             51,415
      Loss  on  sale  of  assets                      20,875                  -
      Decrease  of  accounts  receivable                 818                  -
      Decrease  of  accounts  payable                    (14)                 -
      Increase of accrued expense                      1,192              1,101
                                                 ------------      ------------
          Total  adjustments                          40,034             73,074
                                                 ------------      ------------

        Net cash provided by (used in)
          operating activities                        40,290            (97,802)
                                                 ------------      ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Proceeds  from  sale  of  assets                    19,676                  -
  Purchase  of  property  and equipment                    -            (10,000)
                                                 ------------      ------------
    Net cash provided by (used in)
      investing activities                            19,676            (10,000)
                                                 ------------      ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Investments  by  stockholders                            -             14,676
  Payments of loans                                   (1,976)            (6,394)
  Issuance  of  common  stock  for cash                    -             87,320
                                                 ------------      ------------
    Net cash provided by (used in)
      financing activities                            (1,976)            95,602
                                                 ------------      ------------

Net increase (decrease) in cash &
  cash equivalents                                    57,990            (12,200)

CASH & CASH EQUIVALENTS, BEGINNING                     1,253             12,673
                                                 ------------      ------------

CASH & CASH EQUIVALENTS, ENDING                  $    59,243       $        473
                                                 ===========       ============

CASH  PAID  FOR:
  Interest                                       $     4,712       $      5,526
                                                 ===========       ============

  Income taxes                                   $         0       $          0
                                                 ===========       ============

   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


1.  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

    Softstone, Inc. (the "Company"), was formed to manufacture a patented rubber product used in the road and building construction industries. The Company plans to create rubber modules entirely from recycled tires, which can be used in the construction of roads, driveways, decks, and other types of walkways. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Prior to July 2002, the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Its principal operations have started in the period ended September 30, 2002.

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

     Basis  of  presentation

     The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended June 30, 2002 were filed on October 15, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

     Segment  Reporting

     During the periods ended September 30, 2002 and 2001, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

                                SOFTSTONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


     Reclassifications

     Certain comparative amounts have been reclassified to conform with the current year's presentation.

2.   RECENT  PRONOUNCEMENTS

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

     In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on its earnings or financial position.

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

3    PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the following at September 30, 2002:

                                SOFTSTONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

          Furniture  and  computer  equipment                      $  42,837
          Production  and  other  equipment                          485,160
          Vehicles                                                    29,381
                                                                   ---------

                                                                     557,378
          Less:  Accumulated  depreciation
                 and  amortization                                  (193,255)
                                                                   ---------

                                                                   $ 364,123
                                                                   =========

4.   NOTES  PAYABLE

     Notes  payable  consist  of  the  following  at  September  30,  2002:

               Revolving  note  payable  to  bank;
               interest due 7/5/02, prime + 1%,  maturing
               December  5,  2002                                  $ 100,035

               Notes payable to stockholder, 8% & 12%
               interest  rates                                       541,537

               Bank  term loan; 3.9% interest  rate;
               maturing  September  24,  2002
               The fair value of the loan at current
               market  rate  of  9%  would  be
               approximately  $64,000.                                64,570

               Note payable to finance vehicle, 9.5%
               interest  rate,  maturing  July  15, 2005,
               collaterized  by vehicle                               15,226

               Refinanced bank term loan; payable on
               demand  or  in semiannual payments of
               $6,485,  including interest at 10.75%
               (variable);  collateralized  by
               equipment, accounts  receivable
               and intangibles and  guaranteed  by  the
               principal stockholder of  the  Company,
               due  July 15, 2004                                     29,839

               Note  payable to bank, collateralized
               by  tractor,  9%, variable payable in
               60 monthly  installments  beginning
               July  29,  2001                                         8,973

               Payable  to  stockholder;  interest
               free; due  on  demand  and  unsecured                 160,879
                                                                   ---------
                                                                     921,059

               Less:  current  portion                               604,484
                                                                   ---------

               Long-term  debt                                     $ 316,575
                                                                   =========

                                SOFTSTONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


     The following is a summary of maturities of principal under long-term debt for periods ending September 30:

                        2004                     $  260,561
                        2005                         16,202
                        2006                         39,812
                                                 ----------
                                                 $  316,575
                                                 ==========

     The notes payable has been classified in the balance sheet at September 30, 2002 as per follows:

           Accounts  payable  -  related  party        $  160,879
           Loans  current                                 443,605
                                                       ----------
           Current  liabilities                           604,484
           Notes  Payable                                  54,038
           Loans  related  parties - non-current          262,537
                                                       ----------
                                                       $  921,059
                                                       ==========

5.   MERGER  &  ACQUISITION

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

6.  GOING  CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2002, the Company had incurred cumulative losses of $2,808,292 and negative working capital of $613,637. The Company's goal to attain profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - First Quarter of Fiscal Year 2003 Compared to First
     ---------------------------------------------------------------------------
     Quarter  of  Fiscal  Year  2002
     -------------------------------

     Softstone had sales of $86,425 in Q1 2003, as compared with sales of $2,882 in Q1 2002 (Softstone's fiscal year ends on June 30). Our cost of sales in Q1 2003 was $14,822, which provided a gross margin of 82.8 percent. Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $41,505 in Q1 2003, or 48 percent of sales, as compared with $163,061 in Q1 2002.

     We had income of $256 in Q1 2003, or $0.00 a share, as compared with a loss of $170,876 in Q1 2002, or $0.03 a share.

     We had cash of $59,243 at the end of Q1 2003, compared with cash of only $473 at the end of Q1 2002. We covered our $170,876 loss in Q1 2002 by net borrowings of $9,181 and the sale of $87,320 in stock in private placements. Some $73,074 of our Q1 2002 loss was attributed to depreciation and amortization ($20,558), non-cash compensation ($51,415) and accrued but unpaid expenses ($1,101), and $87,320 was provided by sales of common stock for cash and $14,676 in investments by existing stockholders.

OUTLOOK

     The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

     We propose to raise additional funds for the renovation of our tire shredder and the purchase of equipment that produces wire-free chips from shredded tires. We have not identified the source of these funds. We made a small profit this fiscal quarter due to $43,383 in revenues received from our brokering the sale to a U.S. company of crumb rubber imported from India and due to sales of rubber mats from inventory and the sale of some of our excess tools.

Item  3.          Controls  and  Procedures

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

                          PART II - OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

          The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

          2       -      Agreement  and  Plan of Reorganization of July 24, 2001
                         between Softstone, Inc. and Kilkenny Acquisition Corp.*

          3       -      Certificate  of  Incorporation  of  Softstone  Inc.*

          3.1     -      Bylaws  of  Softstone,  Inc.*

         10       -      Lease  Agreement of February 1, 2000,  between  Ardmore
                         Development Authority, as lessor, and Softstone, Inc., as lessee.*

         10.1     -      Scrap  Tire  Disposal  Agreement  of  January 11, 2000,
                         between Michelin North America,  Inc.,  and  Softstone,
                         Inc.*

         10.2     -      Letter  of  intent  of  May  1,  2001,  of  Little  Elm
                         Independent School District regarding  the  Little  Elm
                         Walking  Trail.*

         10.3     -      Agreement  of   March  15,  2002   with   Levgum,  Inc.
                         concerning exclusive license to Western Hemisphere for Levgum's devulcanization technology.**

         16.1     -      Letter  of  September  9,  2002  of  Hogan  &  Slovacek
                         agreeing  with  the  statements  made  in  Form 8-K  by
                         Softstone Inc.,  concerning   Softstone's   change   of
                         principal  independent  accountants.***

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

     (b)  Reports  on  Form  8-K

          None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOFTSTONE  INC.


                                   By:/s/  Keith  P.  Boyd
                                      ------------------------------------------
                                      Keith  P.  Boyd
                                      Chief  Executive  Officer

Dated:  November  19,  2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I,  Keith  P.  Boyd,  Chief  Executive  Officer of the registrant, certify that:

     1.     I  have  reviewed  this quarterly report on Form 10-QSB of Softstone
Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  Keith  P.  Boyd
                                         ---------------------------------------
                                         Keith  P.  Boyd
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Joseph J. Johnston, Chief Financial Officer of the registrant, certify that:

     1.     I  have  reviewed  this quarterly report on Form 10-QSB of Softstone
Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  Joseph  J.  Johnston
                                         ---------------------------------------
                                         Joseph  J.  Johnston
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Softstone Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the
"Report"), I, Keith P. Boyd, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/  Keith  P.  Boyd
Dated:  November  19,  2002                   ----------------------------------
                                              Keith  P.  Boyd
                                              Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Softstone Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, Joseph J. Johnston, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/  Joseph  J.  Johnston
Dated:  November  19,  2002                 ------------------------------------
                                            Joseph  J.  Johnston
                                            Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.