Form 10KSB/A
period 2002-06-30
SOFTSTONE INC /DE/
filed 2003-01-27
CIK 1106644

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

                                January 17, 2003


Office  of  Small  Business
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  DC   20549

                       Re:     Softstone  Inc.
                               Commission  File  No.  000-29523
                               Amendment  No.  2  to  Form  10-KSB
                               FYE  06-30-02

Gentlemen:

     The attached Amendment No. 2 to Form 10-KSB is being filed solely to include the report of the registrant's former independent auditor in response to an oral comment received from the staff.

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


                         AMENDMENT NO. 2 TO FORM 10-KSB

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

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Item  1          Description  of  Business                                    1


Item  2          Description  of  Property                                    9


Item  3          Legal Proceedings                                            9

Item  4          Submission of Matters to a Vote of Security Holders          9


Item  5          Market for Common Equity and Related Stockholder Matters     9


Item  6          Management's  Discussion  and  Analysis                     10


Item  7          Financial  Statements                                       13


Item  8          Changes In and Disagreements With Accountants
                      on Accounting  and  Financial  Disclosure              32

Item  9          Directors, Executive Officers, Promoters and
                      Control Persons                                        32

Item 10          Executive  Compensation                                     34

Item 11          Security  Ownership  of  Certain  Beneficial  Owners
                      and  Management                                        35

Item 12          Certain  Relationships  and  Related  Transactions          36

Item 13          Exhibits  and  Reports  on  Form  8-K                       36

Item 14          Controls  and Procedures                                    37

Signatures                                                                   38

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

     Results  of  operations.
     ------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years June 30, 2002 and June 30, 2001:

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

Item  7.     Financial  Statements.
                                                                            Page
                                                                            ----

     Independent  Auditors'  Report  dated  September  27,  2002              14
     Independent  Auditors'  Report  dated  October  15,  2001                15
     Balance Sheet June 30, 2002                                              16
     Statements  of  Operations  from  October  7,  1998
          (Inception)  through  June  30,  2002                               17
     Statements  of  Stockholders'  Equity  (Deficit)
           from  October  7,  1998 (Inception)
           through  June  30,  2002                                           18
     Statements  of  Cash  Flows  from  October  7,  1998
          (Inception)  through  June  30,  2002                               20
     Notes  to  the  Financial  Statements                                    21

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

                          Independent Auditors' Report




Board  of  Directors
Softstone,  Inc.

We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2001 of Softstone, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of Softstone, Inc. referred to above present fairly, in all material respects, the results of its operations, cash flows and changes in stockholders' equity (deficit) for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on October 7, 1998, and the primary activities include establishing its operations and raising capital to fund its activities. The Company incurred losses since inception to June 30, 2001, of $1,704,415. Realization of a major portion of its assets and satisfaction of its liabilities is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Hogan  and  Slovacek


/s/  Hogan  and  Slovacek

Oklahoma  City,  Oklahoma
October  15,  2001

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


Date:  January 27, 2003                   Softstone  Inc.

                                          By:/s/  Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/  Keith  Boyd
Date:  January 27, 2003                   --------------------------------------
                                          Keith  Boyd,  President,  Chief
                                               Executive Officer and  Director


                                          /s/  Gene  Boyd
Date:  January 27, 2003                   --------------------------------------
                                          Gene  Boyd,  Secretary  and  Director


                                          /s/  Joseph  J.  Johnston
Date:  January 22, 2003                   --------------------------------------
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



Date:  January 27, 2003               /s/  Keith  Boyd

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



Date:  January 22, 2003                 /s/  Joseph  J.  Johnston

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


                                        /s/  Keith  Boyd
Dated:  January 27, 2003
                                        Keith  Boyd
                                        President  and Chief  Executive  Officer


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

                                      /s/  Joseph  J.  Johnston
Dated:  January  22, 2003
                                      Joseph  J.  Johnston
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.