Form 10QSB
period 2002-12-31
SOFTSTONE INC
filed 2003-02-19
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________



                                 SOFTSTONE INC.
             (Exact name of registrant as specified in its charter)

   Delaware                         0-29523                        73-1564807
   --------                         -------                        ----------
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

     As of February 11, 2003, the Company had 7,041,965 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page

     Balance  Sheet  December  31,  2002  (Unaudited)                          3
     Statements  of  Operations  for  the  Six  Month  Periods
          Ended  December  31,  2002  and  2001 (Unaudited)                    4
     Statements  of  Cash  Flows  for  the  Six  Month  Periods
          Ended  December  31,  2002  and  2001 (Unaudited)                    5
     Notes  to  the  Financial  Statements                                     6

                                SOFTSTONE, INC.
                                  BALANCE SHEET
                                December 31, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $     25,897
     Accounts receivable                                                  1,765
                                                                   ------------
          Total current assets                                           27,662

PROPERTY AND EQUIPMENT, net                                             346,822
                                                                   ------------

                                                                   $    374,484
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts payable                                              $     34,311
     Accounts payable-related party                                     160,879
     Accrued expenses                                                    62,982
     Loans - current, including $547,852 to related parties             712,457
                                                                   ------------

          Total current liabilities                                     970,628

LONG  TERM  LIABILITIES
     Notes payable, financial institutions                               49,043

STOCKHOLDERS'  DEFICIT
     Common  stock,  $0.001 par  value;
       30,000,000  shares  authorized;
       7,041,965 shares issued and outstanding                            7,042
     Additional paid-in capital                                       2,232,162
     Shares to be issued                                                 27,499
     Accumulated deficit                                             (2,911,890)
                                                                   ------------

          Total stockholders' deficit                                  (645,187)
                                                                   ------------

                                                                   $    374,484
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                  (Unaudited)

                                  Three months ended Dec. 31,   Six months ended Dec. 31,
                                  ---------------------------   -------------------------
                                       2002          2001           2002          2001
                                  -----------    ------------   -----------   -----------
Revenues                          $     3,850    $    24,614    $    90,275   $    27,496

Cost  of  revenue                      39,568              -         54,390             -
                                  -----------    -----------    -----------   -----------

Gross profit (loss)                   (35,718)        24,614         35,885        27,496

Operating  expenses
  General and administrative           44,012        112,312         85,517       275,373
                                  -----------    -----------    -----------   -----------
Operating loss                        (79,730)       (87,698)       (49,632)     (247,877)

Other  expense
     Interest expense                  23,630         11,705         32,598        22,402
     Loss on sale of assets               239              -         21,114             -
                                  -----------    -----------    -----------   -----------

          Total other expense          23,868         11,705         53,711        22,402
                                  -----------    -----------     ----------   -----------
Loss  before  income  taxes          (103,598)       (99,403)      (103,343)     (270,279)

     Income  taxes                          -              -              -             -
                                  -----------    -----------    -----------   -----------

Net loss                          $  (103,598)   $   (99,403)      (103,343)     (270,279)
                                  ===========    ===========    ===========   ===========

Basic and diluted weighted
  average  number of common
  stock  outstanding                7,041,965      5,647,929      7,041,965     5,893,304
                                  ===========    ===========    ===========   ===========

Basic  and  diluted  net
  loss  per share                 $     (0.01)   $     (0.02)         (0.01)        (0.05)
                                  ===========    ===========    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
                                  (Unaudited)

                                                          2002          2001
                                                       ----------    ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                          $(103,343)    $(270,279)
     Adjustments  to  reconcile  net  loss
     to net cash  used  in operating  activities:
          Depreciation and amortization                   34,075        43,386
          Issuance of common stock for compensation            -        59,415
          Loss  on  sale  of  assets                      21,114             -
          Decrease of accounts receivable                    818       (17,343)
          Decrease  in  other  current  assets                 -         2,237
          Decrease of accounts payable                    (5,055)       24,331
          Increase of accrued expense                     33,365        11,929
                                                       ---------     ---------
               Total  adjustments                         84,317       123,955
                                                       ---------     ---------
           Net cash used in operating activities         (19,026)     (146,324)
                                                       ---------     ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Proceeds  from  sale  of  assets                     19,826             -
     Purchase  of  property  and equipment                     -       (10,000)
                                                       ---------     ---------
       Net cash provided by (used in)
         investing activities                             19,826       (10,000)
                                                       ---------     ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Investments  by  stockholders                             -        14,676
     Proceeds  from  loans                                     -        46,021
     Payments of loans                                      (656)       (7,942)
     Cash  received  for  shares  to  be  issued          24,500             -
     Issuance  of  common  stock  for cash                     -        92,320
                                                       ---------     ---------
       Net cash provided by  financing activities         23,844       145,075
                                                       ---------     ---------

Net increase (decrease) in cash & cash equivalents        24,644       (11,249)

CASH & CASH EQUIVALENTS, BEGINNING                         1,253        12,673
                                                       ---------     ---------

CASH & CASH EQUIVALENTS, ENDING                        $  25,897     $   1,424
                                                       =========     =========

CASH  PAID  FOR:
     Interest                                          $   8,261     $   8,278
                                                       =========     =========

     Income  taxes                                     $       -     $       -
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     Softstone, Inc. (the "Company"), was formed to manufacture a patented rubber product used in the road and building construction industries. The Company plans to create rubber modules entirely from recycled tires, which can be used in the construction of roads, driveways, decks, and other types of walkways. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Prior to July 2002, the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Its principal operations began in the quarter ended September 30, 2002.

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

     Basis  of  presentation

     The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended June 30, 2002 were filed on October 15, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

     Segment  Reporting

     During the periods ended December 31, 2002 and 2001, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     Reclassifications

     Certain comparative amounts have been reclassified to conform to the current year's presentation.

2.   RECENT  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

     The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.

     In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No.

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

3.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the  following at December 31, 2002:

             Furniture  and  computer  equipment      $  42,198
             Production  and  other  equipment          485,160
             Vehicles                                    29,381
                                                       --------
                                                        556,739
             Less:  Accumulated  depreciation          (209,917)
                                                       --------
                                                      $ 346,822
                                                      =========

4.   NOTES  PAYABLE

     Notes  payable  consist  of  the  following  at  December  31,  2002:

             Revolving  note  payable  to  bank;
             interest due  7/5/02,  prime  + 1%,
             maturing December  5,  2002              $100,035

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

             Notes payable to stockholder,
             8% & 12% interest  rates                  547,852

             Bank  term loan; 3.9% interest
             rate; maturing September 24, 2002.
             The fair value  of  the loan at
             current market rate of 9% would
             be approximately $64,000                   64,570


             Note payable to finance vehicle,
             9.5% interest  rate,  maturing
             July  15, 2005, collaterized
             by vehicle                                  14,739

             Refinanced bank term loan; payable
             on demand or in semiannual payments
             of $6,485, including interest at 10.75%
             (variable);  collateralized  by
             equipment, accounts  receivable
             and intangibles and guaranteed by
             the  principal stockholder of the
             Company,  due  July 15, 2004                25,331

             Note payable to bank, collateralized
             by tractor, 9%, variable payable in
             60 monthly  installments  beginning
             July  29,  2001                              8,973

             Payable to stockholder; interest
             free; due on demand and unsecured          160,879
                                                      ---------

                                                        922,379

             Less:  current  portion                    873,336
                                                      ---------

             Long-term  debt                          $  49,043
                                                      =========

     The following is a summary of maturities of principal under long-term debt for periods ending December 31:

             2004                                     $  25,331
             2005                                        14,739
             2006                                         8,973
                                                      ---------
                                                      $  49,043
                                                      =========

     The notes payable has been classified in the balance sheet at December 31, 2002 as per follows:

             Accounts payable - related party         $ 160,879
             Loans  current                             712,457
                                                      ---------
             Current  liabilities                       873,336
             Notes  Payable                              49,043
                                                      ---------
                                                      $ 922,379
                                                      =========

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

6.   GOING  CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company had incurred cumulative losses of $2,911,890 and negative working capital of $942,966. The Company's goal to attain profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Second Quarter (Q2) of Fiscal Year 2003 Compared to
     ---------------------------------------------------------------------------
     Second  Quarter  of  Fiscal  Year  2002
     ---------------------------------------

     Softstone had sales of $3,850 in Q2 2003, as compared with sales of $24,614 in Q2 2002 (Softstone's fiscal year ends on June 30). Until Softstone (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $44,012 in Q2 2003 as compared with $112,312 in Q2 2002.

     We had a loss of $103,598 in Q2 2003, or $0.01 a share, as compared with a loss of $99,403 in Q2 2002, or $0.02 a share.

     Results  of  Operations  - First Half of Fiscal Year 2003 Compared to First
     ---------------------------------------------------------------------------
     Half  of  Fiscal  Year  2002
     ----------------------------

     Softstone had sales of $90,275 in the first half of FY 2003 (December 31, 2002) compared to sales of $27,496 in the first half of FY 2002 (December 31,
2001). Until Softstone (i) acquires equipment that produces wire-free chips from shredded tires and (ii) refurbishes its tire shredder, it is unable to operate its tires-to-products business profitably. Accordingly, Softstone is not pursuing sales that must be made before such equipment purchase and renovation takes place. And, until Softstone (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $85,517 in the first half of FY 2003 as compared with $275,373 in the first half of FY 2002.

     We had a net loss of $103,343, or $0.01 a share, in the first half of FY 2003 as compared with a net loss of $270,279, or $0.05 a share, in the first half of FY 2002.

     We covered our $103,343 loss in the first half of FY 2003 by (i) non-payment of accrued expenses of $33,365, (ii) receipt of $19,826 cash from the sale of assets, (iii) $24,500 received from the sale of shares of common stock and (iv) $34,075 of our loss being attributed to depreciation and amortization.

OUTLOOK

     The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

     We propose to raise additional funds for the purposes of pursuing the marketing of our devulcanized rubber technology that we purchased from Levgum, Ltd. for the exclusive rights to the Western Hemisphere, as well as further expanding our brokering of crumb rubber business that was founded in August of 2002.

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

Dated:  February  19,  2003               SOFTSTONE  INC.


                                          By:/s/  Keith  P.  Boyd
                                             -----------------------------------
                                             Keith  P.  Boyd,  President

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



Date:  February  19,  2003               /s/  Keith  Boyd
                                         ---------------------------------------
                                         Keith  Boyd
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Keith  Boyd,  Chief  Financial  Officer  of  the  registrant,  certify that:

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



Date:  February  19,  2003               /s/  Keith  Boyd
                                         ---------------------------------------
                                         Keith  Boyd
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Softstone Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Keith Boyd, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Keith  Boyd
Dated:  February  19,  2003        ---------------------------------------------
                                   Keith  Boyd
                                   Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Softstone Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, Keith Boyd, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Keith  Boyd
Dated:  February  19,  2003        ---------------------------------------------
                                   Keith  Boyd
                                   Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.