Form 10QSB
period 2003-03-31
SOFTSTONE INC
filed 2003-05-20
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission File Number 0-29523


                                 SOFTSTONE INC.
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
                            (State of Incorporation)

                                   73-1564807
                      (IRS Employer Identification Number)

                      111 Hilltop Lane, Pottsboro, TX 75076
                    (Address of principal executive offices)

                                  903-786-9618
                          (Issuer's telephone number)



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     As of May 16, 2003, the Company had 7,621,965 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

          Balance  Sheet  March  31,  2003 (Unaudited)                         3
          Statements  of  Operations  for  the  Three  Month  and
               Nine  Month  Periods  Ended  March  31,
               2003  and  2002  (Unaudited)                                    4
          Statements  of  Cash  Flows  for  the  Three  Month  and
               Nine  Month  Periods  Ended  March  31,
               2003  and  2002  (Unaudited)                                    5
          Notes  to  Unaudited  Financial  Statements                          6

                                SOFTSTONE, INC.
                                  BALANCE SHEET
                                 March 31, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash & cash equivalents                                       $        196
     Accounts receivable                                                 30,035
                                                                   ------------

          Total current assets                                           30,231

PROPERTY AND EQUIPMENT, net                                             310,879
                                                                   ------------

                                                                   $    341,110
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
     Accounts payable                                              $     29,921
     Accounts payable-related party                                     161,682
     Accrued expenses                                                    66,656
     Loans - current, including $547,852 to related parties             747,614
                                                                   ------------

          Total current liabilities                                   1,005,873

LONG  TERM  LIABILITIES
     Notes payable, financial institutions                               48,554

STOCKHOLDERS'  DEFICIT
     Common  stock, $0.001 par  value;
       30,000,000  shares  authorized;
       7,041,965 shares issued and outstanding                            7,042
     Additional paid-in capital                                       2,232,162
     Shares to be issued                                                 41,749
     Accumulated deficit                                             (2,994,270)
                                                                   ------------
          Total stockholders' deficit                                  (713,317)
                                                                   ------------

                                                                   $    341,110
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                                SOFTSTONE, INC.
                            STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                  Three months ended March  31,     Nine months ended March 31,
                                                  -----------------------------     ----------------------------
                                                      2003              2002            2003           2002
                                                  -----------       ------------    -----------     -----------
Revenues                                          $     5,079       $     8,624     $    95,354     $    36,120

Cost  of  revenue                                      38,329                 -          92,719               -
                                                  -----------       ------------    -----------     -----------

Gross profit (loss)                                   (33,250)            8,624           2,635          36.120

Operating  expenses
  General and administrative                           26,205           355,172         111,722         630,545
                                                  -----------       ------------    -----------     -----------

Operating loss                                        (59,455)         (346,548)       (109,087)       (594,425)

Other  expense
  Interest expense                                     16,322            12,857          48,920          35,259
  Loss  on  sale  of  assets                            5,802                 -          26,916               -
                                                  -----------       ------------    -----------     -----------

    Total other expense                                22,124            12,857          75,835          35,259
                                                  -----------       ------------    -----------     -----------

Loss before income taxes                              (81,579)         (359,405)       (184,922)       (629,684)

  Income  taxes                                             -                 -             800               -
                                                  -----------       ------------    -----------     -----------

Net loss                                          $   (81,579)      $  (359,405)    $  (185,722)    $  (629,684)
                                                  ===========       ===========     ===========     ===========


Basic and diluted  weighted  average  number
  of common stock outstanding                       7,041,965         6,348,697       7,041,965       6,471,385
                                                  ===========       ===========    ============     ===========

Basic and diluted net loss per share              $     (0.01)      $     (0.06)   $      (0.03)    $     (0.10)
                                                  ===========       ===========    ============     ===========

   The accompanying notes are an integral part of these financial statements.

                                 SOFTSTONE, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                        2003           2002
                                                  ------------    ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                        $   (185,722)   $   (629,684)
  Adjustments  to  reconcile  net  loss  to
    net cash used in operating activities:
      Depreciation and amortization                     51,466          64,689
      Non  Cash  Compensation                                -         306,581
      Loss  on  sale  of  assets                        26,916               -
      Increase of accounts receivable                  (27,452)        (21,011)
      Decrease  in  other  current  assets                   -           3,355
      Decrease of accounts payable                      (8,652)         22,354
      Increase  of  license  fees  payable                   -         125,000
      Increase of accrued expense                       37,049         (10,253)
                                                  ------------    ------------
           Total  adjustments                           79,327         490,715
                                                  ------------    ------------
Net  cash  used  in  operating  activities            (106,396)       (138,969)
                                                  ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
      Proceeds  from  sale  of  assets                  32,576               -
      Purchase  of  exclusive  license                       -        (125,000)
      Purchase  of  stock                                    -        (125,000)
      Purchase  of  property  and equipment                  -         (10,000)
                                                  ------------    ------------
           Net cash provided by (used in)
             investing activities                       32,576        (260,000)
                                                  ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
      Investments  by  stockholders                          -          89,000
      Proceeds  from  loans                             40,100          96,697
      Payments of loans                                 (6,087)        (15,046)
      Cash received for shares to be issued             38,750               -
      Issuance of common stock pursuant to
        offering                                             -         237,020
                                                  ------------    ------------
        Net cash provided by
          financing activities                          72,763         407,671
                                                  ------------    ------------
Net increase (decrease) in cash & cash
  equivalents                                           (1,057)          8,702

CASH  &  CASH  EQUIVALENTS,  BEGINNING                   1,253          12,673
                                                  ------------    ------------

CASH & CASH EQUIVALENTS, ENDING                   $        196    $     21,375
                                                  ============    ============

CASH  PAID  FOR:
     Interest                                     $     14,057    $     12,417
                                                  ============    ============

     Income  taxes                                $          -    $          -
                                                  ============    ============

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

     Basis  of  presentation

     The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended June 30, 2002 were filed on October 15, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

     Segment  Reporting

     During the periods ended March 31, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     Reclassifications

     Certain comparative amounts have been reclassified to conform to the current year's presentation.

2.  RECENT  PRONOUNCEMENTS

     In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assetsThe adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

     On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and
     (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

3.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the  following  at  March  31, 2003:

                Furniture  and  computer  equipment       $   42,198
                Production  and  other  equipment            450,063
                Vehicles                                      29,381
                                                          ----------

                                                             521,642
                Less:  Accumulated  depreciation            (210,763)
                                                          ----------
                                                          $  310,879
                                                          ==========

4.   NOTES  PAYABLE

     Notes  payable  consist  of  the  following  at  March  31,  2003:

               Revolving  note  payable  to  bank;
               interest due  7/5/02,  prime + 1%,
               due  on demand                             $   96,448

               Notes payable to stockholder, 8% & 12%
               interest  rates                               547,852

               Bank  term loan; 3.9% interest  rate;
               due  on demand. The fair value of the
               loan at current market rate   of  9%
               would  be approximately $64,000                63,214



               Bank term loan; 6.78% interest  rate;
               maturing  September  13,  2003.                40,100

               Note payable to finance  vehicle,  9.5%
               interest rate, maturing July  15, 2005,
               collaterized  by  vehicle                      14,739

               Refinanced bank term loan; payable on
               demand  or  in semiannual payments of
               $6,485,  including interest at 10.75%
               (variable);  collateralized  by
               equipment, accounts  receivable  and
               intangibles and  guaranteed  by  the
               principal stockholder of  the  Company,
               due  July 15, 2004                             25,331

               Note  payable to bank, collateralized
               by  tractor,  9%, variable payable in
               60 monthly  installments  beginning
               July  29,  2001                                 8,484

               Payable  to  stockholder;  interest
               free; due  on  demand  and  unsecured         161,682
                                                          ----------

                                                             957,850

               Less:  current  portion                       909,296
                                                          ----------

               Long-term  debt                            $   48,554
                                                          ==========

     The following is a summary of maturities of principal under long-term debt for periods ending March 31:

               2004                                       $   25,331
               2005                                           14,250
               2006                                            8,973
                                                          ----------
                                                          $   48,554
                                                          ==========

            The notes payable has been classified in the balance sheet at March 31, 2003 as per follows:

               Accounts  payable  -  related  party       $  161,682
               Loans  current                                747,614
                                                          ----------
               Current  liabilities                          909,296
               Notes  Payable                                 48,554
                                                          ----------
                                                          $  957,850
                                                          ==========

5.   MERGER  &  ACQUISITION

     The Company has agreed to participate in a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company, upon merger, is the survivor and controls the board of directors. To facilitate the merger

                                SOFTSTONE, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

6.   GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2003, the Company had incurred cumulative losses of $2,994,270 and negative working capital of $975,642. The Company's goal to attain profitable operations is dependent upon obtaining financing adequate to fulfill its research and development activities, production of its equipment and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter (Q3) of Fiscal Year 2003 Compared to
     ---------------------------------------------------------------------------
     Third  Quarter  of  Fiscal  Year  2002
     --------------------------------------

     Softstone had sales of $5,079 in Q3 2003, as compared with sales of $8,624 in Q3 2002 (Softstone's fiscal year ends on June 30). Softstone is making significant progress in the areas of brokering specified crumb rubber and sees this area of the business increasing, enabling the company to operate profitably. Furthermore, until Softstone (i) increases its volume of sales of specified crumb rubber or (ii) expands the Levgum devulcanized technology throughout the Western Hemisphere, it is unable to operate profitably. Accordingly, Softstone is pursuing sales in these areas and has a significant purchase order that it is filling currently.

     Our general, selling and administrative expenses - which have been devoted to raising capital, brokering specified crumb rubber, expanding on our rights to the Levgum Devulcanization Technology and acquiring a public market for our common stock - were $26,205 in Q3 2003 as compared with $355,172 in Q3 2002.

     We had a loss of $81,579 in Q3 2003, or $0.01 a share, as compared with a loss of $359,405 in Q3 2002, or $0.06 a share.

     Results  of  Operations - First Nine Months of Fiscal Year 2003 Compared to
     ---------------------------------------------------------------------------
     First  Nine  Months  of  Fiscal  Year  2002
     -------------------------------------------

     Softstone had sales of $95,354 in the first nine months of FY 2003 (March 31, 2003) compared to sales of $36,120 in the first nine months of FY 2002 (March 31, 2002). Softstone is making significant progress in the areas of brokering specified crumb rubber and sees this area of the business increasing, enabling the company to operate profitably. Furthermore, until Softstone (i) increases its volume of sales of specified crumb rubber or (ii) expands the Levgum devulcanized technology throughout the Western Hemisphere, it is unable to operate profitably. Accordingly, Softstone is pursuing sales in these areas and has a significant purchase order that it is filling currently.

     Our general, selling and administrative expenses - which have been devoted to raising capital, brokering specified crumb rubber, expanding our rights to the Levgum Devulcanization Technology and acquiring a public market for our common stock - were $111,722 in the first nine months of FY 2003 as compared with $630,545 in the first nine months of FY 2002.

     We had a net loss of $185,722, or $0.03a share, in the first nine months of FY 2003 as compared with a net loss of $629,684, or $0.10 a share, in the first nine months of FY 2002.

     We covered our $185,722 loss in the first nine months of FY 2003 by loans of $40,100, an increase of accrued expenses of $37,049, proceeds of $32,576 from the sale of assets, and the sale of $38,750 in stock in private placements. Additionally, some $51,466 of the loss was attributable to a non-cash line item, depreciation and amortization.

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

         10     Lease   Agreement   of   February  1,  2000,   between   Ardmore
                Development Authority, as lessor, and Softstone, Inc., as lessee.*

         10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

         10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

         10.3   Agreement  of  March  15,  2002  with  Levgum,  Inc.  concerning
                exclusive   license   to   Western   Hemisphere   for   Levgum's
                devulcanization  technology.

         99     United  States  Patent  No.  5,714,219.*

         99.1   Certification of Chief  Executive Officer pursuant to 18  U.S.C.
                Section  1350, as adopted  pursuant  to  Section  906   of   the
                Sarbanes-Oxley  Act  of  2002.

         99.2   Certification  of Chief Financial Officer pursuant to  18 U.S.C.
                Section  1350,  as  adopted   pursuant  to   Section  906 of the
                Sarbanes-Oxley  Act  of  2002.

          * Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

     (b)  Reports  on  Form  8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOFTSTONE  INC.


                                   By:/s/  Keith  P.  Boyd
                                      ------------------------------------------
                                      Keith  P.  Boyd
                                      Chief  Executive  Officer


Dated:  May  19,  2003

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



Date:  May  19,  2003                    /s/  Keith  Boyd
                                         ---------------------------------------
                                         Keith  Boyd
                                         Chief  Executive  Officer

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



Date:  May  19,  2003                    /s/  Keith  Boyd
                                         ---------------------------------------
                                         Keith  Boyd
                                         Chief  Financial  Officer

                                 SOFTSTONE INC.
                         Commission File Number 0-29523


                    Index to Exhibits to Form 10-QSB 03-31-03

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

         10     Lease   Agreement   of   February  1,  2000,   between   Ardmore
                Development Authority, as lessor, and Softstone, Inc., as lessee.*

         10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

         10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

         10.3   Agreement  of  March  15,  2002  with  Levgum,  Inc.  concerning
                exclusive   license   to   Western   Hemisphere   for   Levgum's
                devulcanization  technology.

         99     United  States  Patent  No.  5,714,219.*

         99.1   Certification of Chief  Executive Officer pursuant to 18  U.S.C.
                Section  1350, as adopted  pursuant  to  Section  906   of   the
                Sarbanes-Oxley  Act  of  2002.

         99.2   Certification  of Chief Financial Officer pursuant to  18 U.S.C.
                Section  1350,  as  adopted   pursuant  to   Section  906 of the
                Sarbanes-Oxley  Act  of  2002.

          * Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.