Form 10KSB/A
period 2002-06-30
TS ELECTRONICS INC
filed 2003-08-29
CIK 1106644

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.  M.  FULLER  (1920-1999)                              TELEPHONE  405-235-2575
JERRY  TUBB                                              FACSIMILE  405-232-8384
DAVID  POMEROY
TERRY  STOKES
   ------

OF  COUNSEL:
MICHAEL  A.  BICKFORD
THOMAS  J.  KENAN
ROLAND  TAGUE
BRADLEY  D.  AVEY

                                August 29, 2003


Office  of  Small  Business
Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  DC   20549

                    Re:     Softstone  Inc.
                            Commission  File  No.  000-29523
                            Amendment  No.  3  to  Form  10-KSB
                            FYE  06-30-02

Gentlemen:

     The attached Amendment No. 3 to Form 10-KSB is being filed solely to correct the Statements of Stockholders' Equity (Deficit) on pages 18 and 19.

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


                         AMENDMENT NO. 3 TO FORM 10-KSB

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

                                 High               Low
                                 ----               ---
          Calendar  2002:
               2nd  Qtr          0.51               0.11
               3rd  Qtr          0.25               0.06

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

                                 SOFTSTONE, INC
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM OCTOBER 7, 1998 (INCEPTION) THROUGH JUNE 30, 2002

                                                                                        Deficit         Total
                            Common Stock      Additional     Stock                     accumulated   Stockholders'
                         Number of             Paid-In       to be      Unearned          from          Equity
                          shares    Amount     Capital       issued    Compensation     inception      (Deficit)
                         ---------  ------   ------------  ----------  ------------   -------------  -------------

Shares issued for
  cash - Oct. 7, 1998    5,000,000  $ 5,000  $     51,100   $      -    $      -       $          -  $     56,100

Stock issued for cash
  and services             292,500      293        43,582          -           -                  -        43,875

Net loss                         -        -             -          -           -           (197,426)     (197,426)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance, June 30 1999    5,292,500    5,293        94,682          -           -           (197,426)      (97,451)

Stock issued for
  services ($.85/shr)      250,000      250       212,250          -           -                  -       212,500

Stock issued for
  services and vehicle
  ($1.00/shr)               22,500       22        22,478          -           -                  -        22,500

Warrants issued to
  employees                      -        -        75,000          -      (75,000)                -             -

Stock issued for
  settlement of ST notes
  payable ($34,250) and
  cash ($1.00/shr)         400,000      400       382,697          -            -                 -       383,097

Stock issued for
  services ($1.00/shr)     210,000      210       209,790          -            -                 -       210,000

Stock issued for cash
  net of offering cost
  of $25,783
  ($1.25/shr)              423,190      423       502,782          -            -                 -       503,205

Amortization of
  unearned compensation          -        -             -          -       11,250                 -        11,250

Net Loss                         -        -             -          -                     (1,109,180)   (1,109,180)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance June 30, 2000    6,598,190    6,598     1,499,679          -     (63,750)        (1,306,606)      135,921

Stock issued for
  cash ($1.25/shr)          42,500       43        53,082          -           -                  -        53,125

Unearned warrants
  granted to employee
  upon termination               -        -       (63,750)         -      63,750                  -             -

Warrants exercised         675,000      675             -          -           -                  -           675

Stock issued in exchange
  for patent ($.33/shr)    300,000      300        21,622          -           -                  -        21,922

                                 SOFTSTONE, INC
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
             FROM OCTOBER 7, 1998 (INCEPTION) THROUGH JUNE 30, 2002

                                                                                        Deficit         Total
                            Common Stock      Additional     Stock                     accumulated   Stockholders'
                         Number of             Paid-In       to be      Unearned          from          Equity
                          shares    Amount     Capital       issued    Compensation     inception      (Deficit)
                         ---------  ------   ------------  ----------  ------------   -------------  -------------
Stock issued in exchange
  for office equipment
  ($1.03/shr)               18,000       18        18,507          -           -                  -        18,525

Stock contributed back
  to Company by
  principals            (3,947,698)  (3,948)        3,948         -            -                  -            -

Stock issued for
  service ($.10/shr)       522,961      523        51,773         -            -                  -       52,296

Stock issued for cash
  ($.40/shr) net of
  offering cost of
  $62,896                  277,100      277        47,667         -            -                  -       47,944

Net Loss                         -        -             -         -            -           (397,809)    (397,809)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance  30,  2001       4,486,053    4,486     1,632,528         -            -         (1,704,415)     (67,401)

Share issued for cash
  ($.40/shr)               243,300      243        97,077         -            -                  -       97,320

Shares issued for cash
  ($.50/shr)               289,400      290       144,410         -            -                  -      144,700

Shares issued for cash
  ($1.00/shr)               12,500       13        12,487         -            -                  -       12,500

Share issued for
  service ($.36/shr)       257,075      257        92,290         -            -                  -       92,547

Share issued for
  service ($.40/shr)       543,000      543       216,657         -            -                  -      217,200

Share issued for
  service ($.50/shr)        25,000       25        12,475         -            -                  -       12,500

Shares issued for
  interest ($.45/shr)       52,250       52        24,238         -            -                  -       24,290

Shares issued for
  merger ($.001/shr)     1,158,387    1,158             -         -            -                  -        1,158

Shares to be issued
  for cash ($.33/shr)            -        -             -       999            -                  -          999

shares to be issued
  for loan incentive
  ($.40/shr)                     -        -             -     2,000            -                  -        2,000

Cancellation of shares     (25,000)     (25)            -         -            -                  -          (25)

Net loss                         -        -             -         -            -         (1,104,133)  (1,104,133)
                        ----------  -------  ------------   --------    --------       ------------  ------------

Balance June 30, 2002    7,041,965  $ 7,042  $  2,232,162   $ 2,999     $      -       $ (2,808,548) $  (566,345)
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

        10         Lease  Agreement  of    February  1,  2000,  between  Ardmore
                   Development Authority, as lessor, and Softstone, Inc., as lessee.*

        10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

        10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

        10.3       Agreement  of  March  15,  2002  with Levgum, Inc. concerning
                   exclusive   license   to  Western  Hemisphere   for  Levgum's
                   devulcanization  technology.**

        16.1 Letter of September 9, 2002 of Hogan & Slovacek agreeing with the statements made in Form 8-K by Softstone Inc., concerning Softstone's change of principal independent accountants.***


        31 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 28, 2003                    Softstone  Inc.

                                          By:/s/  Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/  Keith  Boyd
Date:  August 28, 2003                    --------------------------------------
                                          Keith  Boyd,  President,  Chief
                                               Executive Officer and  Director


                                          /s/  Gene  Boyd
Date:  August 28, 2003                    --------------------------------------
                                          Gene  Boyd,  Secretary  and  Director


                                          /s/  Keith Boyd
Date:  August 28, 2003                    --------------------------------------
                                          Keith  Boyd, Chief Financial  Officer

                                 SOFTSTONE INC.
                         Commission File Number 0-29523


                              Index to Exhibits to
                    Amendment No. 3 to Form 10-KSB 06-30-02

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

        10         Lease  Agreement  of    February  1,  2000,  between  Ardmore
                   Development Authority, as lessor, and Softstone, Inc., as lessee.*

        10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

        10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

        10.3       Agreement  of  March  15,  2002  with Levgum, Inc. concerning
                   exclusive   license   to  Western  Hemisphere   for  Levgum's
                   devulcanization  technology.**

        16.1 Letter of September 9, 2002 of Hogan & Slovacek agreeing with the statements made in Form 8-K by Softstone Inc., concerning Softstone's change of principal independent accountants.***

        31 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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