Form 10KSB
period 2003-06-30
TS ELECTRONICS INC
filed 2003-10-14
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2003

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                              TS Electronics, Inc.
                        (formerly named Softstone Inc.)
             (Exact name of registrant as specified in its charter)

    Delaware                        000-29523                       73-1564807
--------------              ------------------------              -------------
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

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 8, 2003: $1,451,817.

As  of  October  9,  2003,  there were 600,000 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Item  1          Description  of  Business                                   1

Item  2          Description  of  Property                                   8

Item  3          Legal Proceedings                                           8

Item  4          Submission of Matters to a Vote of Security Holders         9

Item  5          Market  for  Common  Equity  and  Related
                   Stockholder  Matters                                      9

Item  6          Management's  Discussion  and  Analysis                    11

Item  7          Financial  Statements                                      13

Item  8          Changes  In  and  Disagreements  With
                   Accountants on Accounting and  Financial  Disclosure     29

Item  9          Directors,  Executive  Officers,  Promoters
                   and Control Persons                                      29

Item 10          Executive  Compensation                                    31

Item 11          Security Ownership of Certain  Beneficial  Owners
                   and  Management                                          31

Item 12          Certain  Relationships  and  Related  Transactions         32

Item 13          Exhibits  and  Reports  on  Form  8-K                      33

Item 14          Controls  and Procedures                                   34

Signatures                                                                  35

Item  1.  Description  of  Business.

Business  Development.
----------------------

     Our company TS Electronics, (formerly, Softstone, Inc.) was incorporated on January 28, 1999, pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our company's business. Our initial business operations were conducted at 620 Dallas Drive, Denton, Texas 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, Oklahoma. In June 2002 we moved our production facilities to a building in Ardmore, OK at an industrial air park and we moved our office facilities to 111 Hilltop Lane, Pottsboro, Texas 75076, which is our present address. Our principal operations began in the quarter ended September 30, 2002. On August 13, 2003 we changed our name to TS Electronics, Inc.

Description  of  Business
-------------------------

     Our focus initially was solely on realizing the commercial benefits of a process developed for this purpose and patented by our first president, Frederick Parker. Because we have this process, we have a contract with Michelin North America's Ardmore tire manufacturing facility that pays us to take its waste tires.

     More recently our primary focus has shifted to the commercial possibilities of a superior, newly discovered devulcanization process to which we recently acquired a 5.5-year exclusive license for the Western Hemisphere. In addition we have begun an importation business dealing in hard-to-find and specialty crumb rubber.

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

     We have attempted to exploit our licensed technology through sub-licenses throughout the Western Hemisphere. In addition to our Michelin contract, we are engaged in discussions with Rubbermaid's principal plant in Mexico. It has to dispose of 150 tons of waste rubber a month. By substituting our Levgum technology and making use of its own waste rubber, this Rubbermaid facility should effect savings of $99,000 a month - savings that drop to its bottom line.

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

                                                     Charges
                                   -------------------------------------------
                                    Our  outgo     Income  from       Net  to
                                    to  Levgum     sub-licensees     Softstone
                                   ------------    -------------     ---------
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

     For years, manufacturers tried to establish a process that breaks the sulfur links across polymer chains (devulcanize) without hurting the original chemical properties, allowing the resulting material to be re-deployed in new and existing products. Although some have been successful, they were plagued with economic or environmental problems. We have a 5.5-year exclusive license to the Western Hemisphere for a process that (i) breaks the sulfur lattice under normal room temperature conditions using conventional machines and (ii) does away with the expensive and lengthy operations involving grinding, chemical, heating and mechanical processes. It is the only process known to us where relatively large pieces of rubber waste can be used, a feature that saves substantial amounts of investment in terms of plant and machinery, labor, power, space, storage and transportation. The process itself is 100% non-toxic and eco friendly. The final product produced is in granular form and, when mixed with virgin rubber or master compounds, results in better homogeneity than any other process we know of. The test results we obtained from a test facility in Akron, Ohio proved that the devulcanized rubber, itself, maintains 80% of the original properties of the uncured compound. This results in a product that can be produced and sold at a cheaper price than the "fine grind" powders while maintaining much higher physical properties.

Our  devulcanized  rubber  development  plan  is  as  follows:

     1.  Develop  a  turnkey  devulcanization  system.
     2.  Develop  the  market.
     3. Sub-license the technology to large recyclers, the largest of which has contacted Softstone and is very interested in using the technology.

     We envision utilizing our contacts in the recycled rubber and virgin rubber industry to establish market presence. We see no need at this time to establish a raw material supply beyond the needs of the development location to implement the devulcanized technology into the market. Instead, we plan to expand on our relationships with crumb rubber manufacturers by sublicensing the technology and jointly developing the market.

     Our  compensation  for  these efforts will come from the following sources.

     1.  Sales  of  devulcanized  rubber  from  the  pilot  plant  in  Ardmore.
     2.  Sales  of  sub-licenses.
     3.  Sales  of  specialty  crumb  rubber.
     4. Royalties for the amount of rubber devulcanized with our process and commissions on sales.

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

     Crumb  Rubber  Importation
     --------------------------

     In the United States today there exists a demand for several specific grades of crumb rubber. Until recently these grades had been considered waste and commonly were landfilled or incorporated in various molded products. Hence, the lack of value of these materials had limited their production. In the last three years, however, the crumb rubber industry has seen some significant changes, predominantly in the areas of playground and landscape. The demand for such material has entered into the hundred million pounds per year sector, and U.S. production only manufactures approximately 24,000,000 pounds per year of this specified material. We have gained a presence in the international market and has located various suppliers world wide to assist us in brokering this material.

Distribution  Methods
---------------------

     We have several interested parties for the distribution of our paving material; however, since we have temporarily shut down this operation, we do not have the product available for distribution.

Competitive  Business  Conditions
---------------------------------

     Many firms make molded rubber products, including some for patio, horse trailer and barn applications as well as sell specified crumb rubber. It is our observation and belief that our products are superior to all others in economics and durability and we are much more price competitive than our U.S. competition in regards to sales of crumb rubber.

Sources  and  Availability  of  Raw  Materials;  Names  of  Principal  Suppliers
--------------------------------------------------------------------------------

     There is virtually an endless supply of waste tires. Many sources will pay us to take the tires off their hands. Our earlier operation of the Parker System was based on Michelin's paying us $0.77 to $0.85 a tire for recycling purposes. However, in some sectors of the market, specifically the playground and landscape industries, there is only a limited amount of the needed material produced in the United States on an annual basis. This has led us to import crumb rubber from overseas suppliers in India, Sri Lanka and China. We are currently working on increasing our monthly supply by signing up new manufacturers from these three areas. This would alleviate a dependence on any one supplier and level out our monthly revenues.

Dependence  on  Major  Customers  or  Suppliers
-----------------------------------------------

     We are dependent on our international suppliers for our sources of specified crumb rubber. The supply in the United States of the material we import is 100% consumed on an annual basis.

     We are still in the development stage as far as sales are concerned and are dependent upon one major customer in St. Louis. There are many other buyers of the same material in the United States; however, we are currently only supplying a small percentage of their estimated monthly capacity.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     There have been no matters submitted to a vote of our stockholders during the last fiscal year or during the subsequent period to the filing of this report. However, we took the following action on August 13, 2003 pursuant to the written consent of the record holders of a majority of the outstanding shares of our common stock:

     -  We  changed  our  name  from  Softstone  Inc.  to  TS  Electronics, Inc.

     - We consolidated to 600,000 shares all outstanding shares of our common stock, effective August 14, 2003.

By written consent of the record holders of a majority of the outstanding shares, we approved - but have not yet effected - the following actions, subject to our mailing an Information Statement to the non-consenting shareholders:

     - We will issue 5,350,000 shares of our Common Stock to TS Electronics (China) Corp. in exchange for all its capital stock.

     - We will sell to an entity owned by Gene F. Boyd, Betty Sue Boyd and Keith P. Boyd ("the Boyds"), who are our present controlling shareholders, in exchange for their paying or obtaining the written release of approximately $1,032,588 of company debt owed to the Boyds and other creditors -

          -  our  rubber  business  and  related  assets,

          -  50,000  shares  of  post-consolidation  stock,  and

          - 100,000 Common Stock Purchase Warrants exercisable for one year at $1.25 a warrant.

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Our common stock was admitted to trading on the OTC Bulletin Board on April 17, 2002. Its stock symbol initially was "SOFS." On August 15, 2003 the symbol was changed to "TSET". The following table shows the quarterly high and low prices of the stock since it was admitted to trading through June 30, 2003, which was before the stock symbol change. The prices reflect inter-dealer quotations without mark-up, mark-down or commissions and may not represent actual transactions.

                                        High               Low
                                        ----               ---
          Calendar  2002:
                 2nd  Qtr               0.51               0.11
                 3rd  Qtr               0.25               0.06
                 4th  Qtr               0.17               0.05

          Calendar  2003:
                 1st  Qtr               0.1                0.1
                 2nd  Qtr               0.1                0.05
                 3rd  Qtr               5.4                0.08

     There are approximately 173 holders of record of our company's common stock.

     Our company has declared no dividends on our common stock. There are no restrictions that would or are likely to limit the ability of our company to pay dividends on its common stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of our business.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------+

     During the past three years Softstone sold shares of its Common Stock without registering them as follows:

                                                                   Amount  of
Date                Amount       Purchasers                        Consideration     Type  of  Consideration
---                 ------       ----------                        -------------     -----------------------
07/99 to 07/00       250,000     Employees  and  consultants(1)       $212,500       Services
                      22,500     Employee(1)                            22,490       Services  and  vehicles
                     400,000     Officers(1)                           383,097       Cash and cancellation of notes payable
                     210,000     Employees(1)                          210,000       Services
                     423,190     Rule  405  Offering                   503,782       Cash
07/00  to  07/01      42,500     Rule  405  Offering                    53,125       Cash
                     675,000     Warrant  Holders(2)                       675       Cash
                     300,000     Officer(2)                             21,922       Assignment  of  Patent
                      18,000     Officer(2)                             18,525       Office  equipment
                     522,961     Consultants(2)                         52,296       Services
                     277,100     Rule  506  Offering                    47,944       Cash
07/01  to  07/02     545,200     Rule  506  Offering                   254,520       Cash
                     825,075     Rule  506  Offering                   322,247       Services
                      52,250     Rule  506  Offering                    24,290       Cancellation  of  Interest on Debt
                   1,158,387     Rule  506  Merger                       1,158       Corporate  shell
07/02  to  07/03     293,000     Rule  506  Offering                    37,234       Cash
                     300,000     Settle  notes  payable                 18,000       Extinguish  notes payable
----------------------------

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

     Results  of  operations.
     ------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years ended June 30, 2002 and June 30, 2003:

                                                         Fiscal Year Ended
                                                         -----------------
                                                    06-30-2002     06-30-2003
                                                    ----------     ----------
Sales                                                   100%            100%
Operating expenses                                    2,007%            241%
                                                     ------           -----
Income from operations                               (1,907)%          (141)%
Other expenses                                       (1,038)%            64%
                                                     ------           -----
Net income (loss)                                    (2,945)%          (206)%
Net loss per share(1)                                $(3.90)         $(0.69)
----------------------

     (1) Based on each 21.8045 shares outstanding on August 14, 2003 being consolidated to one share.

     Sales

     Sales of $37,490 for fiscal year 2002 increased by $72,589, or 194 percent, to sales of $110,079 in fiscal 2003. The increase is due to our importing and reselling in the U.S. crumb rubber from India.

     Operating  expenses

     Operating expenses decreased to $265,721 in fiscal 2003 from $752,324 in fiscal 2002. This 65 percent decrease is attributed primarily to fiscal 2002's purchase of, and research conducted prior to, the purchase of the Levgum Devulcanization Technology as well as our decision to discontinue our module manufacturing operations in Ardmore, storing the Parker System at a rent free facility and our President providing our office rent free at our current address, 111 Hilltop Lane, Pottsboro, TX.

     Net  income  (loss)

     Our net loss of $226,365 in fiscal 2003 is a marked improvement from our net loss of $1,104,133 in fiscal 2002. This improvement is attributed to the company's purchasing the rights to a foreign patent for $250,000, which purchase had to be expensed as the patent has not been appraised, and our discontinuing our pilot plant operations in Ardmore, Oklahoma and storing our manufacturing equipment, thus further lowering our operating expenses.

     Balance  sheet  items

     Current assets of $3,554 on June 30, 2003, compares unfavorably with current liabilities of $905,815 at that time, an unfavorable current ratio of ..004.

     Liquidity  and  Capital  Resources

     During the fiscal year ended June 30, 2003, we financed our net loss of $226,365 primarily through -

-     sales  of  common  stock  for  $36,235  in  cash,
-     loans  of  $22,336,
-     the  sale  of  assets  totaling  $32,576,
-     the  receipt  of  $2,515  for  stock  to  be  issued,
-     depreciation  and  amortization  of  $67,271,
-     a  $17,741  loss  on  settlement  of  debt,  and
-     an  increase  in  accrued  expenses  of  $48,514.

     During the fiscal year ended June 30, 2002, we financed our net loss of $1,104,133 primarily through -

-     sales  of  common  stock  for  $254,520  in  cash,
-     loans  of  $287,263,
-     the  issuance of $346,537 worth of common stock for services and interest,
-     depreciation  and  amortization  of  $83,307,
-     $125,000  loss  on  an  investment,  and
-     a  $214,444  loss  on  the  impairment  of  assets.

                                    OUTLOOK

     We have been unable to raise funds for the renovation of our tire shredder and the purchase of equipment that produces wire-free chips from shredded tires. We were able, however, to raise $250,000 from the Boyds to acquire the exclusive license from Levgum for the Western Hemisphere rights to its devulcanization technology. We shifted our business emphasis to exploiting such license and to brokering the sale of crumb rubber manufactured by other manufacturers. We have not been able to achieve any significant success and have determined that it is in the best interests of our shareholders to reorganize our company in accordance with the reorganization agreement with TS Electronics (China) described herein.

Item  7.  Financial  Statements.
                                                                            Page
                                                                            ----

          Independent  Auditors'  Report  dated  September  17,  2003         13
          Independent  Auditors'  Report  dated  October  15,  2001           14
          Balance Sheet June 30, 2003                                         15
          Statements  of  Operations  from  October  7,  1998
            (Inception)  through  June  30,  2003                             16
          Statements  of  Stockholders'  Equity  (Deficit)
            from  October  7,  1998  (Inception)  through
            June  30,  2003                                                   17
          Statements  of  Cash  Flows  from  October  7,  1998
            (Inception)  through  June  30,  2003                             18
          Notes to the Financial Statements                                   19

                          INDEPENDENT AUDITORS' REPORT


To  the  Stockholders  and  Board  of  Directors
TS  Electronics,  Inc.  (formerly,  Softstone,  Inc.)

We have audited the accompanying balance sheet of TS Electronics, Inc. (formerly, Softstone, Inc.) as of June 30, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TS Electronics, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit of $3,034,913 through June 03, 2003 and negative working capital of $902,261 at June 30, 2003. These factors, as discussed in Note 10 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS

Fountain  Valley,  California
September  17,  2003

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

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                                  BALANCE SHEET
                                  June 30, 2003


                                     ASSETS

CURRENT  ASSETS:
     Cash & cash equivalents                                        $     1,789
     Accounts receivable                                                  1,765
                                                                    -----------
          Total current assets                                            3,554

PROPERTY AND EQUIPMENT, net                                             295,074
                                                                    -----------

                                                                    $   298,628
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES:
     Accounts payable                                               $    29,311
     Accounts payable-related party                                     160,879
     Accrued expenses                                                    76,879
     Notes payable - current                                            638,746
                                                                    -----------
          Total current liabilities                                     905,815

LONG  TERM  LIABILITIES
     Notes payable - long term                                          126,773
                                                                    -----------
          Total liabilities                                           1,032,588

CONTINGENCY

STOCKHOLDERS'  DEFICIT
     Common  stock,  $0.001  par  value;  30,000,000
       shares  authorized; 350,155 shares issued
       and outstanding                                                      350
     Additional paid-in capital                                       2,294,088
     Shares to be issued                                                  6,515
     Accumulated deficit                                             (3,034,913)
                                                                    -----------
          Total stockholders' deficit                                  (733,960)
                                                                    -----------

                                                                    $   298,628
                                                                    ===========






   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                         Year Ended June 30,
                                                         2003          2002
                                                    -----------   ------------
Net revenues                                        $   110,079   $     37,490


Operating  expenses
     General  and  administrative                       265,721        752,324
                                                    -----------   ------------

Operating loss                                         (155,642)      (714,834)

Other  income  (expense):
     Miscellaneous  Income                                  159              -
     Interest  expense                                  (46,191)       (49,855)
     Loss  on  sale  of  assets                         (17,741)             -
     Loss  on  settlement  of  debt                      (6,950)             -
     Loss  on  investment                                     -       (125,000)
     Loss  on  impairment  of  intangibles                    -       (214,444)
                                                    -----------   ------------
          Total  other  income  (expense)               (70,723)      (389,299)
                                                    -----------   ------------

Net loss                                            $  (226,365)  $  (1,104,133)
                                                    ===========   =============

Basic  and  diluted  weighted  average  number
  of  common  stock  outstanding                        326,941         283,176
                                                    ===========   =============

Basic  and diluted net loss per share               $     (0.69)  $       (3.90)
                                                    ===========   =============



   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                            Common Stock      Additional     Stock                                      Total
                         -----------------
                         Number of             Paid-In       to be      Unearned       Accumulated   Stockholders'
                          shares    Amount     Capital       issued    Compensation     Deficit        Deficit
                         ---------  ------   ------------  ----------  ------------    ------------  -------------
Balance  July 1, 2001    205,740    $ 4,486  $1,632,528     $     -     $        -     $(1,704,415)  $  (67,401)

Share issued for cash
  ($8.72/shr)             11,158        243      97,077           -               -              -       97,320
Shares issued for cash
  ($10.90/shr)            13,272        290     144,410           -               -              -      144,700
Shares issued for cash
  ($21.80/shr)               573         13      12,487           -               -              -       12,500
Share issued for service
  ($7.85/shr)             11,790        257      92,290           -               -              -       92,547
Share issued for service
  ($8.72/shr)             24,903        543     216,657           -               -              -      217,200
Share issued for service
  ($10.90/shr)             1,147         25      12,475           -               -              -       12,500
Share issued for interest
  ($9.81/shr)              2,396         52      24,238           -               -              -       24,290
Shares issued for merger  53,126      1,158           -           -               -              -        1,158
Shares  to  be  issued
  for  cash  ($7.20/shr)       -          -           -         999               -              -          999
Shares  to  be  issued
  for  loan  incentive
  ($8.72/shr)                  -          -           -       2,000               -              -        2,000
Cancellation of shares    (1,147)       (25)          -           -               -              -          (25)

Net  loss                      -          -           -           -               -     (1,104,133)  (1,104,133)
                         ---------  ------   ------------  ----------  ------------    ------------  -------------

Balance June 30, 2002    322,959      7,042   2,232,162       2,999               -     (2,808,548)    (566,345)

Reverse  stock  split
  21.8045:1  on
  August 14, 2003              -     (7,288)      7,288           -               -              -            -

Shares issued for cash    12,841        280      35,955           -               -              -       36,235

Stock issued for
  settlement of notes
  payable                 13,759        300      17,700           -               -              -       18,000

344 Shares of common
  stock to be issued
  for cash                     -          -           -       2,515               -              -        2,515

Shares  issued  for
  cash  included  in
  the prior period           138          3         996        (999)              -              -            -

Adjustment  to
  share  price               459         13         (13)          -               -              -            -

1147  Shares  of
  common  stock  to
  be  issued  for
  loan  incentive              -          -           -       2,000               -              -        2,000

Net  loss                      -          -           -           -               -       (226,365)    (226,365)
                         -------    -------  ----------     -------     -----------    -----------   ----------

Balance June 30, 2003    350,155    $   350  $2,294,088     $ 6,515     $         -    $(3,034,913)  $ (733,960)
                         =======    =======  ==========     =======     ===========    ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                      Year  Ended     Year  Ended
                                                         June 30,       June 30,
                                                          2003           2002
                                                      ----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                         $ (226,365)  $ (1,104,133)
     Adjustments  to  reconcile  net  loss
     to net cash used in operating  activities:
          Loss  on  sale  of  assets                      17,741              -
          Loss  on  settlement  of  debt                   6,950              -
          Depreciation  and  amortization                 67,271         83,307
          Issuance of common stock for compensation            -              -
          Issuance  of  common  stock  for
          services  and  interest                              -        346,537
          Issuance  of  common stock for merger                -          1,133
          Shares  to be issued for loan incentive          2,000          2,000
          Loss  on  investment                                 -        125,000
          Loss  on  impairment  of  assets                     -        214,444
          Write-off  of  samples                               -              -
          Decrease  of  other  current  assets                 -          4,473
          (Increase)  decrease  of  accounts
          receivable                                         818         (2,583)
          Increase (decrease) of accounts payable        (10,055)        22,368
          Increase  in  accrued  expense                  48,514          8,252
                                                      ----------   ------------
               Total adjustments                         133,239        804,931
                                                      ----------   ------------
          Net cash used in operating activities          (93,126)      (299,202)
                                                      ----------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
         Purchase  of  patents/investment                      -       (250,000)
         Other                                                 -              -
         Receipt  of  cash  on  disposal
           of  property  and  equipment                   32,576              -
                                                      ----------   ------------
         Net cash provided (used) in
           investing activities                           32,576       (250,000)
                                                      ----------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
          Proceeds  from  borrowings                      22,336        287,263
          Payments  on  borrowings                             -         (5,000)
          Issuance of common stock for cash               36,235        254,520
          Receipt of cash for stock to be issued           2,515            999
                                                      ----------   ------------
          Net cash provided by financing activities       61,086        537,782
                                                      ----------   ------------

Net increase (decrease) in cash  & cash equivalents          536        (11,420)

CASH  &  CASH  EQUIVALENTS,  BEGINNING                     1,253         12,673
                                                      ----------   ------------

CASH & CASH EQUIVALENTS, ENDING                       $    1,789   $      1,253
                                                      ==========   ============









   The accompanying notes are an integral part of these financial statements.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS

1.   ORGANIZATIONS  AND  DESCRIPTION  OF  BUSINESS

     TS Electronics, Inc. (formerly, Softstone, Inc.) (the "Company"), a Delaware corporation, was incorporated on October 7, 1998. The Company was formed to manufacture a patented rubber product used in the road and building construction industries. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Prior to July 2002, the Company was in the development stage as defined Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". Its principal operations began in the quarter ended September 30, 2002. On August 13, 2003, the Company changed its name to TS Electronics, Inc.

     On October 7, 1998, SoftStone Building Products, Inc. ("SSBI" - an Oklahoma corporation and predecessor to the Company) was incorporated. Effective May 31, 1999, SSBI was merged into Softstone, Inc. (incorporated January 28, 1999 under the laws of the State of Delaware) and SSBI was subsequently dissolved. Each share of previously outstanding common stock was converted into 2,500 shares of common stock of the new entity.

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

     Property  and  equipment

     Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon sale, retirement, or

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


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

     Patent  and  patent  license  agreement

     In August 2000, patent rights amounting to $100,000 were acquired, in exchange for 300,000 shares of common stock, forgiveness of debt and assumption of additional debt. Patent rights were acquired for the manufacturing process and had been amortized using the straight-line method over fifteen years. In March 2002, additional patent rights were purchased for $125,000. The net book value of $89,444 for the patent purchased in 2000 and the newly purchased patent of $125,000 were written off as impairment of intangible assets in the year ended June 30,, 2002 as the Company decided against selling the items under patent rights.

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

     Fair  value  of  financial  instruments

     The carrying amount of all financial instruments at June 30, 2003 and 2002, which consist of various notes and loans payable, approximate their fair values.

     Accounts  payable  -  related  party

     The Company has an amount payable to a shareholder amounting $160,879 for certain equipment purchased in prior years. The amounts are due on demand, unsecured and interest free.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


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

     The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the shares issued.

     As of June 30, 2003, the Company does not have any option for share purchase or warrant outstanding.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


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

     On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments
     b)  Financial  instruments to repurchase an entity's own equity instruments
     c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


     modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

     Reclassifications

     Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

3.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consist  of  the  following  at  June  30,  2003:

          Furniture  and  computer  equipment       $   42,198
          Production  and  other  equipment            450,063
          Vehicles                                      29,381
                                                    ----------
                                                       521,642

          Less:  Accumulated  depreciation
                 and  amortization                    (226,568)
                                                    ----------
                                                    $  295,074
                                                    ==========

4.   NOTES  PAYABLE

     Notes  payable  consist  of  the  following  at  June  30,  2003:

          Revolving  note  payable  to  bank;
          interest rate  7.5%,  due on December 05, 2005       $  88,468

          Notes payable to stockholder, 8% & 12%
          interest  rates  and  due  on  demand                  600,889

          Bank  term loan; 6.78% interest rate;
          Maturing  September  13,  2003                          37,857

          Note payable to finance vehicle, 9.5%
          interest rate, maturing September 23, 2005,
          collaterized  by  vehicle                               12,974

          Bank  term  loan;  interest  at 6.25%
          (variable);  collateralized  by
          equipment, accounts  receivable
          and intangibles and  guaranteed
          by  the  principal stockholder
          of  the  Company,  due  July 15, 2005                   25,331


                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


          Note payable to stockholder; interest
          free; due  on  demand                                  160,879
                                                               ---------
                                                                 926,398

          Less:  current  portion                                799,625
                                                               ---------

          Long-term  debt                                      $ 126,773
                                                               =========

     The following is a summary of maturities of principal under long-term debt for years ending June 30:

          2006                                                 $ 126,773
                                                               =========

     The notes payable has been classified in the balance sheet at June 30, 2003 as per follows:

          Accounts  payable  -  related parties                $ 160,879
          Notes  payable-  current                               638,746
                                                               ---------
          Current  liabilities                                   799,625
          Notes  Payable  -  long  term                          126,773
                                                               ---------

                                                               $ 926,398
                                                               =========

5.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOWS

     The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

     The Company paid $0 for income tax during the year ended June 30, 2003 and 2002. The Company paid $13,898 and $31,318 interest during the year ended June 30, 2003 and 2002, respectively.

     Supplemental  disclosure  of  non-cash  investing and financing activities:

     The cash flow statements do not include following non-cash investing and financing activities:

     During the year ended June 30, 2003, the Company issued 13,759 shares of common stock valued at $18,000 for settlement of short-term notes payable amounting $11,050 resulting in a loss of $6,950 on settlement of debt.

6.   STOCKHOLDERS'  EQUITY

     Common  stock

     During the year ended June 30, 2003, the Company issued common stocks in exchange of various services to following parties:

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


     During the year ended June 30, 2003, the Company issued 12,841 shares of common stock for cash of $36,235 received during this period and issued 138 shares for cash amounting $999 received in the prior year.

     During the year ended June 30, 2003, the Company issued 13,759 shares of common stock valued at $18,000 for settlement of short-term notes payable amounting $11,050 resulting in a loss of $6,950 on settlement of debt.

     During the year ended June 30, 2003, the Company received cash of $2,515 for 344 shares to be issued.

     During the year ended June 30, 2003, the Company issued 459 shares of common stock for the adjustment to share price in the prior year.

     At June 30, 2003, the Company has 1,147 shares of common stock amounting $2,000 to be issued for the extension of the due date for the loan.

7.   INCOME  TAXES

     The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate as follows:

                                                               Period  from
                                                           Year Ended June  30,
                                                            2003         2002
                                                        ----------    ---------
     Income  tax  benefit  at
     federal statutory rate                             $   90,546    $ 375,405

     Nondeductible  expenses                                  (443)      (2,100)
     Other,  including graduated rates                           -            -
     Change  in  valuation  allowance                      (90,103)    (373,305)
                                                        ----------    ---------
                                                        $        -    $       -
                                                        ==========    =========

Components  of  deferred  tax  assets  at  June  30,  2003,  are  as  follows:

          Assets
          Net  operating loss carryforward                      $ 1,072,101
          Valuation  allowance                                   (1,072,101)
                                                                -----------
                                                                $         -
                                                                ===========

     The valuation allowance increased $90,103 for the year ended June 30, 2003, and $373,305 for the year ended June 30, 2002.

     A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


     not be realized. At June 30, 2003 and 2002, the Company had a net deferred tax asset mainly related to a net operating loss carryforward from operating losses incurred. As such carryforward can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated. Net operating loss carryforwards can be carried forward for fifteen years for federal tax purpose subject to certain limitations and they will expire in the year 2018.

8.   IMPAIREMENT  OF  INVESTMENT

     In March 2002, the Company entered into a purchase agreement with Levgum, Ltd. (Levgum) of Tel Aviv, Israel, where the Company received 83 shares with 1.00 par value representing 10% of outstanding capital, for $250,000. The Company also received the right to use their technology for rubber devulcanization and right to sublicense as part of this purchase agreement. The Company recorded its investment in Levgum for $125,000 and license agreement acquired through acquisition at $125,000. On June 30, 2002, the Company evaluated its investment and patents rights according to FASB 121 and recognized an impairment loss equal to the book value of these intangible assets amounting $125,000.

9.   BASIC  AND  DILUTED  NET  LOSS  PER  SHARE

     Basic and diluted net loss per share for the six-month period ended June 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

10.  GOING  CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $3,034,913 at June 30, 2003 and a negative working capital of $902,261 at June 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS


11.  SUBSEQUENT  EVENT  &  CONTINGENT  LIABILTY

     On July 31, 2003, the Company entered in to a reorganization agreement with TS Electronics Corporation (TSEC), a Delaware corporation. Under the reorganization agreement, TSEC shareholders shall purchase from the Company, 5,350,000 shares of its common stock in a private placement under rule 506 of the Regulation D of the Securities Act of 1933, in exchange of for the transfer to the Company of all the capital stock of TSEC. Under the agreement, all of the directors of the Company will be replaced by present designee of TSEC to fill this vacancy and become the director of the Company.

     Per the agreement, TSEC and its shareholders shall be indemnified by the Company against any liabilities arising either from a failure of the Company or its current president to discharge all liabilities of the Company. The closing of the agreement will be effective subject to compliance of Securities and Exchange filing rules and regulations.

     Pursuant to the reorganization agreement, on August 13, 2003, the Company filed its Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name to "TS Electronics, Inc." and consolidating the common stock of the corporation. The stock consolidation to 600,000 shares, $0.001 par value, effective August 14, 2003, consolidates each 21.8045 outstanding shares to one share, with fractional shares being rounded up or down to the nearest whole number.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On September 5, 2002 Hogan & Slovacek of Oklahoma City and Tulsa, our principal independent accountants, resigned. Hogan & Slovacek had been engaged as our principal independent accountants since August 22, 2001, when it replaced Grant Thornton LLP as our principal independent accountants. See Softstone's Form 8-K filed with the Commission on August 27, 2001 (Commission File No. 000-29523).

     The report of Hogan & Slovacek on the financial statements of Softstone (our earlier name) for its fiscal year ended June 30, 2001 contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about Softstone's ability to continue as a going concern for the fiscal year ended June 30, 2001, were not otherwise modified as to uncertainty, audit scope, or accounting principles during the period of its engagement (August 22, 2001 to September 5, 2002) or the interim period to September 5, 2002, the date of resignation. Similarly, the reports of Grant Thornton on the financial statements of Softstone contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about Softstone's ability to continue as a going concern for each of the fiscal years ended June 30, 2000 and 1999, were not modified as to uncertainty, audit scope, or accounting principles during such past two years or the interim period to August 21, 2001, the date of resignation.

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

     On September 5, 2002, we engaged Kabani & Company, Inc. of Fountain Valley, California as our new principal accountant to audit our consolidated financial statements.

     The decision to change accountants was recommended and approved by the board of directors.

Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons.

     A list of our current officers, directors and significant employees appears below. The directors are elected annually by the shareholders. The officers serve at the pleasure of the board of directors. The directors do not presently receive fees or other remuneration for their services.

                                                   Office Held     Term of
       Person                     Office              Since        Office
       ------                     ------           -----------     --------
Keith P. Boyd, 30          President                   2001     October 2003
                           Director                    2001     October 2003
Frederick W. Parker, 68    Director                    1999     October 2003
Gene F. Boyd, 65           Secretary                   1999     October 2003
                           Chairman of the Board
                             of Directors              1999     October 2003

     Keith P. Boyd. Mr. Boyd has spent most of his adult life assisting his father, Gene Boyd, with the family interests, Meinecke-Boyd, Inc., located near Ardmore, Oklahoma. After a year in college, he joined the U.S. Navy and ended his naval career as a petty officer - machinist mate 3rd class - aboard the USS Chicago, SSN 721, a nuclear-powered, fast-attack submarine. In late 1998, Mr. Boyd raised the first investor capital for Softstone. He has considerable mechanical skills and abilities and assisted with the design and fabrication of Softstone's Parker System machine. He formulated Softstone's sales and marketing effort and has been responsible to date for all of its sales. In June 2001 he was elected president and CEO of Softstone, Inc. (the company's third) and then merged the company with a 12G reporting shell, making Softstone an SEC-reporting public corporation. Mr. Boyd negotiated our contract with Levgum, Ltd., of Israel and restructured the company to incorporate the devulcanization technology. Keith Boyd has initiated the beginnings of a global market strategy through his research of product applications as well as market entries. He devotes 100 percent of his time to the affairs of our company.

     Frederick W. Parker. Mr. Parker attended the University of Southern California and the University of Wyoming. From December 1969 to May 1980 he was employed as an executive and wholesaler of drilling fund securities of Canadian American Securities, a subsidiary of American Quasar Petroleum. From May 1980 to June 1982 he founded and operated ENEX Securities and the ENEX Income Funds. From 1982 to November 1984 he owned and operated Parker Energy Funding, a coal methane gas company. From 1986 to 1987 he was a consultant to several oil and gas production companies regarding deep well injection of hazardous oil field waste. From June 1987 to October 1990 he was the executive vice president of Princeton Clearwater Corporation. From 1990 to 1999 he operated the consulting firm of Donner-Gray, primarily regarding oil and gas and real estate activities. From May 1996 to September 1998 he was the director of marketing of VE Enterprises, a manufacturing concern. From October 1998 until June 1999 when it was merged with Softstone, Inc., he was the president and owner of Softstone International LLC, which owned the patented technology for the manufacture of rubber modules, which patent was assigned to Softstone, Inc. Upon the incorporation of Softstone, Inc. on January 28, 1999, he became its president and a director. He is still a director but resigned his position as president in May 2001.

     Gene F. Boyd. Mr. Boyd, a 1960 graduate of Texas Tech, has been the president of Meinecke-Boyd, Inc., an Oklahoma ranching and investment corporation, since January 1979. As the operator of a 3600-acre Simmental cattle ranch at Tishomingo, Oklahoma, Mr. Boyd practiced (and preached) holistic resource management, which included rotational grazing to enhance the natural recycling of soil and grasses. He also served as vice-president of the Oklahoma Simmental Association and as a board member of soil and water conservation districts. Intrigued by the potential and the need for recycled rubber products, Mr. Boyd and his wife moved to Ardmore, Oklahoma after 26 years on the ranch, so that he could be a full-time participant in the start-up and development of Softstone, Inc. Upon the incorporation of Softstone, Inc., on January 28, 1999, Mr. Boyd became its secretary and its chairman of the board of directors, positions he still holds.

Item  10.  Executive  Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to the presidents of the company during the last three fiscal years:

                                                                                Securities
                                                  Other                         Underlying
                 Fiscal         Annual            Restricted      Options/          LTIP
Name              Year     Salary      Bonus     Compensation   Stock Awards        SARS        Payouts
----             ------    ------      -----     ------------   ------------    ----------      -------
Keith  Boyd       2003     $36,000       0              0              0              0            0
Keith  Boyd       2002     $36,000       0              0        $50,000              0            0
Keith  Boyd       2001     $36,000       0              0        $20,000              0            0
Frederick Parker  2001           0       0              0              0              0            0

Employment  Contracts

     We have no long-term compensation plans or employment agreements with any of our officers or directors.

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company, with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment, any change in control, or a change in the person's responsibilities following a change in control of our company.

Stock  Options

     There have been no stock options granted to the officers and directors of our company, nor have there been any other forms of compensation paid to the officers and directors of the company.

Item  11.  Security  Ownership  of  Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of the common stock of Softstone as of September 30, 2003 (giving effect to the one-for-each-21.8045 shares of stock consolidation), by each officer and director of our company, by each individual who is known, as of the date of this filing, to be the beneficial owner of more than five percent of our common stock, its only voting security, and by the officers and directors as a group:

                                 Amount  and
      Name and Address of         Nature of          Percent
        Beneficial Owner          Beneficial            of           Office
                                   Ownership          Class
      -------------------        ------------        -------         ------
Keith  P.  Boyd                      74,129            12.4         President
111  Hilltop  Lane                                                  Director
Pottsboro,  TX  75076

Frederick  W.  Parker                35,562             5.9         Director
811  N.  Rockford  Place
Ardmore,  OK  73401

Gene  F.  Boyd                      200,122            33.4         Secretary
712  Franklin  Court                                                Director
Ardmore,  OK  73401

Betty  Sue  Boyd                     25,015             4.2
612  Franklin  Court
Ardmore,  OK  73401

Officers and Directors as a Group
(3  persons)
                                    334,828            55.9

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

Item  12.  Certain  Relationships  and  Related  Transactions.

     During fiscal years 2002 and 2003, the following outstanding notes payable were either issued or renewed from earlier years. In each instance, the notes were either guaranteed by Gene Boyd, who is a director and the secretary of our company, or were issued to him and his spouse, Betty Sue Boyd, in exchange for loans of money to the company by them:

         Revolving  note  payable  to  bank; interest
         rate  7.5%,  due on December 05, 2005                  $  88,468

         Notes payable to stockholder, 8% & 12%
         interest  rates  and  due  on  demand                    600,889



         Bank  term loan; 6.78% interest rate;
         Maturing  September  13,  2003                            37,857

         Bank  term  loan;  interest  at 6.25%
         (variable);  collateralized  by equipment,
         accounts  receivable  and intangibles
         and  guaranteed  by  the  principal
         stockholder of  the  Company,  due  July 15, 2005         25,331

         Note payable to stockholder; interest
         free; due  on  demand                                    160,879


     All of the liabilities represented by the above notes shall be released as a condition of the reorganization.

Item  13.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits

          The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

     Exhibit                              Item
     -------                              ----

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

* Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

**     Previously  filed  with  Form  10-QSB  May  20,  2002 Commission File No.
000-29523;  incorporated  by  reference.

***     Previously  filed  with  Form 8-K September 11, 2002 Commission File No.
000-29523;  incorporated  by  reference.


(b)  Forms  8-K

     Form  8-K  dated August 13, 2003, reporting Item 5 - Other Events, and Item
7(b)   -    Exhibits     (Commission   File   #000-29523,    EDGAR     Accession
#0001060830-03-000169  filed  August  18,  2003).

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

Date:  October  10, 2003                TS Electronics, Inc. (formerly named
                                          Softstone  Inc.)

                                        By/s/Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/  Keith  Boyd
Date:  October  10,  2003               ----------------------------------------
                                        Keith Boyd, President,  Chief  Executive
                                          Officer  and  Director


                                        /s/  Gene  Boyd
Date:  October  10,  2003               ----------------------------------------
                                        Gene  Boyd,  Secretary  and  Director


                                        /s/  Keith  Boyd
Date:  October  10,  2003               ----------------------------------------
                                        Keith  Boyd,  Chief  Financial  Officer

                                        2
                              TS ELECTRONICS, INC.
                        Commission  File  Number  0-29523


                              Index to Exhibits to
                              Form 10-KSB 06-30-03

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