Form 10QSB
period 2003-09-30
TS ELECTRONICS INC
filed 2003-11-19
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission File Number 0-29523



                              TS Electronics, Inc.
             (Exact name of registrant as specified in its charter)

    Delaware                      000-29523                 73-1564807
--------------            -----------------------         -------------
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

As of November 10, 2003, the Company had 600,015 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                                                            Page
                                                                            ----

     Balance  Sheet  September  30,  2003  (Unaudited)                         3
     Statements  of  Operations  for  the  Three  Month  Periods
       Ended  September  30,  2003  and 2002 (Unaudited)                       4
     Statements  of  Cash  Flows  for  the  Three  Month  Periods
       Ended  September  30,  2003  and 2002 (Unaudited)                       5
     Notes  to  the  Financial  Statements                                     6

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                                  BALANCE SHEET
                               September 30, 2003
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT  ASSETS:
  Cash & cash equivalents                                           $       353
                                                                    ===========


                        LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
                        ----------------------------------------

CURRENT  LIABILITIES:
  Accounts payable                                                  $    43,679

COMMITMENTS  &  CONTINGENCIES

STOCKHOLDERS'  DEFICIT
  Common  stock,  $0.001  par  value;  30,000,000  shares
    authorized;  600,015 shares issued and outstanding                      600
  Additional paid-in capital                                          3,693,121
  Shares to be issued                                                     2,000
  Deficit accumulated from inception                                 (3,739,047)
                                                                    -----------
    Total stockholders' deficit                                         (43,326)
                                                                    -----------

                                                                    $       353
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (Unaudited)

                                                          2003         2002
                                                     -----------   ------------
Net revenues                                         $     4,817   $     86,425

Operating  expenses
  General and administrative                              91,645         56,327
                                                     -----------   ------------

Operating income (loss)                                  (86,828)        30,098

Other  income  (expense)
Interest expense                                          (5,595)        (8,968)
Loss on sale of assets                                         -        (20,875)
Miscellaneous  income                                      2,500              -
Gain  on  settlement  of  debt                           135,083              -
Loss on disposal of assets  and  liabilities            (454,220)             -
                                                     -----------   ------------
    Total other income (expense)                        (322,232)       (29,843)
                                                     -----------   ------------

Net income (loss)                                    $  (409,060)  $        256
                                                     ===========   ============

Basic  &  diluted  weighted  average  number
  of common stock outstanding                            461,756        322,959
                                                     ===========   ============

Basic & diluted net income (loss) per share          $     (0.89)  $       0.00
                                                     ===========   ============





   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (Unaudited)

                                                          2003         2002
                                                     -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                  $  (409,060)  $        256
  Adjustments  to  reconcile  net  (income)
    loss to net cash provided by (used  in)
    operating  activities:
      Loss on disposal of assets and liabilities         454,220              -
      Depreciation  and  amortization                          -         17,163
      Issuance of common stock for services                8,599              -
      Gain  on  settlement  of  debt                    (135,083)             -
      Loss  on  sale  of  assets                               -         20,875
      Decrease  of  accounts  receivable                       -            818
      Increase (decrease) in accounts payable             43,679            (14)
      Increase of accrued expense                          2,102          1,192
                                                     -----------   ------------
          Total adjustments                              373,517         40,034
                                                     -----------   ------------

      Net cash provided by (used in)
        operating activities                             (35,543)        40,290
                                                     -----------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
      Proceeds  from  sale  of  assets                     2,500         19,676
                                                     -----------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
      Payments of debts                                   (3,804)        (1,976)
      Proceeds  from  borrowing                           40,411              -
                                                     -----------   ------------
      Net cash provided by (used in)
        financing activities                              36,607         (1,976)
                                                     -----------   ------------

Net inrease in cash & cash equivalents                     3,564         57,990

CASH & CASH EQUIVALENTS, BEGINNING                         1,789          1,253
                                                     -----------   ------------

CASH & CASH EQUIVALENTS, ENDING                      $     5,353   $     59,243
                                                     ===========   ============
CASH  PAID  FOR:
     Interest                                        $     1,789   $      4,712
                                                     ===========   ============
     Income taxes                                    $         0   $          0
                                                     ===========   ============



   The accompanying notes are an integral part of these financial statements.

                              TS ELECGRONICS,INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     TS Electronics, Inc. (the "Company"), a Delaware corporation, was incorporated on October 7, 1998. The Company was formed to manufacture a patented rubber product used in the road and building construction industries. The Company plans to create rubber modules entirely from recycled tires, which can be used in the construction of roads, driveways, decks, and other types of walkways. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Prior to July 2002, the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Its principal operations began in the quarter ended September 30, 2002. On August 13, 2003, the Company changed its name to TS Electronics, Inc.

     On October 7, 1998, SoftStone Building Products, Inc. ("SSBI" -an Oklahoma corporation and predecessor to the Company) was incorporated. Effective May 31, 1999, SSBI was merged into Softstone, Inc. (incorporated January 28, 1999 under the laws of the State of Delaware) and SSBI was subsequently dissolved. Each share of previously outstanding common stock was converted into 2,500 shares of common stock of the new entity and the new capitalization was reflected in the financial statements as if it had occurred at the beginning of the period presented.

     On July 24, 2001, the Company entered into a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company is the survivor and in control of the board of directors. The merger agreement provided for the exchange of 1,158,387 shares of the Company's common stock for all the common stock of Kilkenny. In connection with this merger, on April 4, 2001, certain insider shareholders of the Company contributed 3,947,698 shares of their common stock to the Company effectively reducing the then outstanding shares of stock to 3,685,992. Subsequent issues of common stock for cash and services increased the outstanding stock of the Company to 4,590,646. The issuance of the above mentioned shares of the Company's common stock on the merger date increased the common stock of the Company to 5,669,033 with the Company shareholders, prior to the merger, owning approximately 81% of the outstanding shares of the Company. For accounting purposes, the transaction between the Company and Kilkenny has been treated as a re-capitalization of the Company, with the Company as the accounting acquirer (reverse acquisition).

     Basis  of  presentation

     The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended June 30, 2003 were filed on October 14, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

     Segment  Reporting

     During the periods ended September 30, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

                              TS ELECGRONICS,INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


      Reclassifications

     Certain comparative amounts have been reclassified to conform to the current year's presentation.

2.   RECENT  PRONOUNCEMENTS

     On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and
     (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 does not have a material effect on the earnings or financial position of the Company.

     On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments
     b)  Financial  instruments to repurchase an entity's own equity instruments
     c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS 150 does not have a material effect on the earnings or financial position of the Company.

3.   PROPERTY  AND  EQUIPMENT  -  IMPAIREMENT

     At June 30, 2003, the Company evaluated value of the property and equipment and determined all the assets have been impaired and were of no value. Therefore, the Company recorded an impairment expense equal to the book value of property and equipment amounting $295,074 in the financial statements for the year ended June 30, 2003.

4.   STOCKHOLDERS'  EQUITY

     Common  Stock:

                              TS ELECGRONICS,INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     During the period ended September 30, 2003, the Company issued common stocks in exchange of various services to following parties:

     During the period ended September 30, 2003, the Company issued 344 shares for cash included in the prior period.

     During the period ended September 30, 2003, the Company issued 6,879 shares of common stock valued at $25,796 for settlement of accounts payable - related parties amounting $160,879, resulting in a gain of $135,083 on settlement of debt.

     During the period ended September 30, 2003, the Company issued 2,293 shares for services valued at $8,599.

     During the period ended September 30, 2003, the Company issued 229 shares for interests valued at $1,301.

     During the period ended September 30, 2003, the Company agreed to issue 1,147 shares for loan incentive included in the prior period valued at $2,000. The shares were not issued through September 30, 2003 and have been classified as to be issued in the accompanying financial statements.

     During the period ended September 30, 2003, the Company issued 239,273 shares for disposal of assets and liabilities (see note 7) valued at $1,359,071 resulting in a loss of $454,220.

     Pursuant to the reorganization agreement (note 7) on August 13, 2003, consolidated each 21.8045 outstanding shares of its common stock to one share, with fractional shares being rounded up or down to the nearest whole number.

5.   GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2003, the Company had incurred cumulative losses of $3,739,047 and negative working capital of $43,326. The Company's goal to attain profitable operations is dependent upon obtaining financing and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan. In that regard, the Company is in a process of reorganization (note 7).

6.   REORGANIZATION

     On July 31, 2003, the Company entered in to a reorganization agreement with TS Electronics (China) a Delaware corporation that conducts all of its business in China. Under the reorganization agreement, TS Electronics (China) shareholders shall purchase from the Company, 5,350,000 shares of its common stock in a private placement under rule 506 of the Regulation D of the Securities Act of 1933, in exchange of for the transfer to the Company of all the capital stock of TS Electronics (China). Under the

                              TS ELECGRONICS,INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


     agreement, all of the directors of the Company will be replaced by present designee of TS Electronics (China) to fill this vacancy and become the director of the Company.

     Per the agreement, TS Electronics (China) and its shareholders shall be indemnified by the Company against any liabilities arising either from a failure of the Company or its current president to discharge all liabilities of the Company. The closing of the agreement will be effective subject to compliance of Securities and Exchange filing rules and regulations.

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

     Per the agreement, in contemplation of the sale of the Company's assets and liabilities to Softstone, LLC, the entity owned by Gene Boyd, Keith Boyd, and Betty Sue Boyd (the "Boyds" who are related to the Company as officer and related party of the officer of the Company.), the Company issued total of 239,273 shares of its common stock to Boyds valued at $1,359,071 in exchange for assumption of debt and transfer of assets to LLC amounting $906,851 resulting in a loss of $452,220.

     Per the agreement, the Company will issue to the Softstone, LLC, upon closing, 50,000 shares of post-consolidation stock and also 100,000 common stock purchase warrants exercisable for one year at $1.25 a warrant.

     Per the agreement, the Company's debt owned to creditors other than to the Boyds and for the legal fees will have been released or paid by Boyds. The Company's debt to the Boyds will have been cancelled. The Company will have no liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - First Quarter of Fiscal Year 2004 Compared to First Quarter of Fiscal Year 2003

     The following table presents, as a percentage of sales, certain selected financial data for each of the three-month periods ended September 30, 2002 and September 30, 2003.

                                                       Interim Period Ended
                                                    -------------------------
                                                    09-30-2002     09-30-2003
                                                    ----------     ----------
                 Sales                                  100%           100%
                 Operating Expenses                      65%         1,903%
                 Income (Loss) from Operations           35%         1,803%
                 Other Expenses                          35%         6,689%
                 Net Loss                                 0%         8,492%
                 Net Loss Per Share                       0           $0.89

     TS Electronics had sales of $4,817 in Q1 2004 as compared with sales of $86,425 in Q1 2003 (TS Electronics' fiscal year ends on June 30). The decrease of $81,608 is attributable to a loss of production in a facility in Sri LankaThe nature of the revenue of $4,817 was brokering of crumb rubber, which had no direct cost of sales but was supported by our general, selling and administrative expenses.

     Our general, selling and administrative expenses - which have been devoted to finalizing the reverse merger with TS Electronics of China, furthering our relationships with Hemant Kapur of India, and a trip to India by Keith Boyd - were $91,645 in Q1 2004, or 190 percent of sales, as compared with $56,327 or 65% of sales in Q1 2003.

     We had a loss of $409,060 in Q1 2004, or $0.89 a share, as compared with income of $256 in Q1 2003, or $0.00 a share.

     We had cash of only $353 at the end of Q1 2004, compared with cash of $59,243 at the end of Q1 2003. We covered our $409,060 loss in Q1 2004 by net borrowings of $36,607 and the write off of $454,220 in non-performing assets.

     Liquidity

     During the three-month interim period ended September 30, 2003, our net loss of $409,060 was attributed to our $454,420 write off of non-performing assets. We also borrowed $40,411 to finance our activities.

     During the three-month interim period ended September 30, 2002, a period in which we had net income of $256, we recorded a loan of $20,875 on the sale of assets and depreciation and amortization of $17,163.

     OUTLOOK

     The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

     We have an agreement with TS Electronics (China) Corp. to sell to its two shareholders an 89% interest in our company. Pursuant to this agreement, we took the following action on August 13, 2003 pursuant to the written consent of the record holders of a majority of the outstanding shares of our common stock:

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

        10         Lease  Agreement  of    February  1,  2000,  between  Ardmore
                   Development Authority, as lessor, and Softstone, Inc., as lessee.*

        10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

        10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

        10.3       Agreement  of  March  15,  2002  with Levgum, Inc. concerning
                   exclusive   license   to  Western  Hemisphere   for  Levgum's
                   devulcanization  technology.**

        10.4 Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.

        10.5 Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.

        10.6        Form  of   August  1,  2003   Lockup  Agreement  between  TS
                    Electronics Corporation, certain hareholders of Softstone Inc. and the custodian.

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

                                   SOFTSTONE  INC.


                                   By:/s/  Keith  P.  Boyd
                                      ------------------------------------------
                                      Keith  P.  Boyd
                                       Chief  Executive  Officer


Dated:  November  19,  2003

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              Index to Exhibits to
                              Form 10-QSB 09-30-03

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

        10         Lease  Agreement  of    February  1,  2000,  between  Ardmore
                   Development Authority, as lessor, and Softstone, Inc., as lessee.*

        10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

        10.2 Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

        10.3       Agreement  of  March  15,  2002  with Levgum, Inc. concerning
                   exclusive   license   to  Western  Hemisphere   for  Levgum's
                   devulcanization  technology.**

        10.4 Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.

        10.5 Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.

        10.6        Form  of   August  1,  2003   Lockup  Agreement  between  TS
                    Electronics Corporation, certain hareholders of Softstone Inc. and the custodian.

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