Form 10KSB/A
period 2003-06-30
TS ELECTRONICS INC
filed 2003-12-08
CIK 1106644

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

                      111 Hilltop Lane, Pottsboro, TX 75076

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Item  1          Description  of  Business                                   1

Item  2          Description  of  Property                                   8

Item  3          Legal Proceedings                                           8

Item  4          Submission of Matters to a Vote of Security Holders         9

Item  5          Market  for  Common  Equity  and  Related
                   Stockholder  Matters                                      9

Item  6          Management's  Discussion  and  Analysis                    11

Item  7          Financial  Statements                                      14

Item  8          Changes  In  and  Disagreements  With
                   Accountants on Accounting and  Financial  Disclosure     31

Item  9          Directors,  Executive  Officers,  Promoters
                   and Control Persons                                      31

Item 10          Executive  Compensation                                    33

Item 11          Security Ownership of Certain  Beneficial  Owners
                   and  Management                                          33

Item 12          Certain  Relationships  and  Related  Transactions         34

Item 13          Exhibits  and  Reports  on  Form  8-K                      35

Item 14          Controls  and Procedures                                   35

Signatures                                                                  37

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------+

     During the past three years Softstone sold shares of its Common Stock without registering them as follows:

                                                                      Dollar
                                                                    Amount  of
Date                Amount       Purchasers                        Consideration     Type  of  Consideration
---                 ------       ----------                        -------------     -----------------------
08-11-00             5,000       Jim Schleder                         $  5,000       Consulting Services
08-11-00             5,000       Steve  Zrenda                           5,000       Legal services for a
                                                                                       504 offering
08-11-00            10,000       Leo  Templer                           10,000       Cash
08-11-00            15,000       Robert  Forrester                      15,000       Cash
08-12-00             9,000       John  Whitten                           9,000       Cash
08-12-00             9,000       Mark  Whitten                           9,000       Cash
07-31-00            40,000       Benita  Terrill                        40,000       Cash
07-31-00             2,500       Double  Shovel  Trading  LLC            2,500       Cash
04-20-01            10,000       Sherie  Adams(2)                        5,000       Legal  Services
09-30-01            45,000       John  Ames(2)                          18,000       Cash
07-24-01            50,000       Art  Beroff(2)                         10,000       Services
08-08-01             5,000       Mark  Borenstein(2)                     2,000       Cash
08-08-01             1,000       Paula  Borenstein(2)                      400       Cash
07-21-01           100,000       Keith  Boyd(2)                         50,000       Services  as  officer  of issuer
07-24-01           299,792       Danilo  Cacciamatta(2)                    300       Merger with Kilkenny
08-27-01             5,000       Malcome  Champlin(2)                    2,000       Cash
06-08-01             5,000       James  Crawford(2)                      2,000       Cash
07-12-01            15,000       Nora  Crawford(2)                       6,000       Cash
08-23-01            25,000       Randal  Embry(2)                       10,000       Cash
06-30-01             2,500       Baker  Fore(2)                          1,000       Cash
06-30-01             2,500       Jack  Gregg(2)                          1,000       Cash
06-06-01             2,500       Kenneth  Hendrick(2)                    1,000       Cash
08-20-01             3,000       Wade  Hughes(2)                         1,200       Cash
08-24-01            10,000       Richard  Hunter(2)                      4,000       Cash
04-23-01           161,000       Joseph  Johnston(2)                       161       Consulting  services
06-20-01            10,000       Ronald  Jones(2)                        4,000       Cash
09-05-01            25,000       Al  Kau(2)                                 25       Consulting  services
04-20-01           308,777       Thomas  Kenan(2)                       30,878       Legal  services
07-24-01           299,792       Gary  Bryant(2)                           300       Merger  with  Kilkenny
06-08-01            12,500       Phillip  Loveless(2)                    5,000       Cash(2)



06-20-01             6,250       Ruby  Lucas(2)                          2,500       Cash(2)
06-20-01             6,250       Glen  Lucas(2)                          2,500       Cash(2)
06-07-01             2,500       McKinney  Trust(2)                      1,000       Cash(2)
06-18-01            25,000       Melton  Family  Trust(2)               10,000       Cash(2)
07-13-01            50,000       Jim  Miller(2)                          5,000       Vice  President  Services
06-08-01            15,000       Patty  and  Stanley  Sanders(2)         6,000       Cash(2)
07-11-01            10,000       Tracy  Sanders(2)                       4,000       Cash(2)
06-30-01             2,500       Noah  Snider(2)                         1,000       Cash(2)
08-01-01            10,000       Bobby  Stewart(2)                       4,000       Cash(2)
07-24-01           299,792       Templemore Partners(2)                    300       Merger with Kilkenny
08-11-01            35,000       Leo  Templer(2)                        14,000       Cash(2)
08-08-01            75,000       Rod  Templer(2)                        30,000       Cash(2)
06-01-01            20,000       William  Wetzel(2)                      8,000       Cash(2)
01/10/02           100,000       Keith  Boyd                            10,000       CEO Services
01/10/02            50,000       Art Beroff                              5,000       Introduction of SOFS to Levgum
01/10/02            52,250       Gene Boyd                              26,125       Interest Payment for Loan
01/10/02            12,500       Phillip W. Loveless(3)                  5,000       Cash
01/10/02            25,000       Ailbe Allen(3)                         10,000       Cash
01/10/02            55,000       Mariantonietta Denti                        6       Corporate Shell
02/12/02           250,000       Robert Bramlett(4)                    125,000       Cash
02/12/02            12,500       William Wetzel(3)                       6,250       Cash
02/12/02            50,000       Art Beroff                              5,000       Softstone/Levgum Negotiations
02/12/02            25,000       Ailbe Allen                            10,000       Incorrectly Issues
02/12/02            55,000       Mariantonietta Denti                        6       Corporate Shell
02/12/02             6,469       Marcia Hein                                 1       Corporate Shell
02/22/02            24,919       Ailbe Allen                                 3       Corporate Shell
02/22/02            63,623       Mariantonietta Denti                        6       Corporate Shell
03/18/02           250,000       Keith Boyd                             25,000       CEO Services
03/18/02             4,000       Beth Halek(3)                           2,000       Cash(2)
03/18/02            25,000       Robert Bramlett(4)                     12,500       Loan Incentive
03/18/02            14,000       Joseph Johnston                         1,400       Consulting Services (Reverse Merger)
03/18/02             9,000       Gene Boyd                               9,000       Loan Incentive
03/25/02            10,000       Gene Boyd                              10,000       Loan Incentive
03/25/02            10,000       Jerry D. Nance(4)                       5,000       Cash(2)
03/25/02               200       Stephen K Nance(4)                        100       Cash(2)
03/25/02               200       Jerry Kregg Nance(4)                      100       Cash(2)
04/02/02           (25,000)      Ailbe Allen                           (10,000)      Adjustment
05/07/02             5,000       Neil Havmes(4)                          2,500       Cash(2)
05/07/02             2,000       Wade E. Hughes(3)                       1,000       Cash(2)
05/07/02             2,500       Zachary A. Miller(4)                    1,250       Cash(2)
05/07/02             5,000       Zachary A. Miller(4)                    1,250       Cash(2)
05/07/02             5,000       Neil A. Haymes(4)                       2,500       Cash(2)
05/07/02             5,000       Steve K. Russell(4)                     2,500       Cash(2)
05/07/02             5,000       Jon Flake Barnes(4)                     2,500       Cash(2)
05/07/02             5,000       David Little(4)                         2,500       Cash(2)
06/06/02             3,000       Betty S. Boyd                           3,000       Loan Incentive
06/06/02            55,000       West(4)                                22,500       Cash(2)
07/01/02            10,000       David Helmers(3)                        5,000       Lost Certificate Cash(2)
07/01/02             1,000       Alan Burris(4)                            330       Cash(2)
07/01/02             1,000       Freeman Loughridge(4)                     330       Cash(2)
07/02/02             1,000       Eric Swenson(4)                           330       Cash(2)
07/09/02             1,500       Caitlin Adams(4)                          495       Cash(2)
07/09/02             1,500       Kathleen Hattensty(4)                     495       Cash(2)



05/14/03           240,000       Marvin Templer(3)                      24,000       Cash(2)
05/14/03             5,000       Donald Gray(4)                            500       Cash(2)
05/14/03            10,000       Kenneth Hendrick(3)                     1,000       Cash(2)
05/14/03           150,000       Danilo Cacciamatta                     10,000       Loan Repayment
05/14/03           150,000       Gary Bryant                            10,000       Loan Repayment
05/14/03            25,000       John Melton(5)                          2,500       Cash(2)


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

     (3) A family member of a Board Member, that contacted the company for additional information.

     (4) A close friend of a Board Member, that contacted the company for additional information.

Item  6.  Management's  Discussion  and  Analysis.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

     Results  of operations - Fiscal Years Ended June 30, 2002 and June 30, 2003
     ---------------------------------------------------------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years ended June 30, 2002 and June 30, 2003:

                                                         Fiscal Year Ended
                                                         -----------------
                                                    06-30-2002     06-30-2003
                                                    ----------     ----------
Sales                                                   100%            100%

Operating expenses                                    2,579%            509%
                                                     ------           -----
Income from operations                               (2,479)%          (409)%
Other expenses                                         (466)%            64%
                                                     ------           -----
Net income (loss)                                    (2,945)%          (474)%
Net loss per share(1)                                $(3.90)         $(1.59)

----------------------

     (1) Based on each 21.8045 shares outstanding on August 14, 2003 being consolidated to one share.

     Sales

     Sales of $37,490 for fiscal year 2002 increased by $72,589, or 194 percent, to sales of $110,079 in fiscal 2003. The increase is due to our importing and reselling in the U.S. crumb rubber from India.

     Operating  expenses

     Operating expenses decreased to $560,795 in fiscal 2003 from $966,768 in fiscal 2002. This 42 percent decrease is attributed primarily to fiscal 2002's purchase of, and research conducted prior to, the purchase of the Levgum Devulcanization Technology as well as our decision to discontinue our module manufacturing operations in Ardmore, storing the Parker System at a rent free facility, our President providing our office rent free at our current address, 111 Hilltop Lane, Pottsboro, Texas, and a $214,444 write off of intangibles in 2002 and a $295,074 write off of property and equipment (the Parker System).

     Net  income  (loss)

     Our net loss of $521,439 in fiscal 2003 is a marked improvement from our net loss of $1,104,133 in fiscal 2002. This improvement is attributed to the company's purchasing in 2002 the rights to a foreign patent for $250,000, which purchase had to be expensed as the patent has not been appraised, and our discontinuing our pilot plant operations in Ardmore, Oklahoma and storing our manufacturing equipment, thus further lowering our operating expenses.

     Balance  sheet  items

     Current assets of $3,554 on June 30, 2003, compares unfavorably with current liabilities of $905,815 at that time, an unfavorable current ratio of ..004.

     Liquidity  and  Capital  Resources

     During the fiscal year ended June 30, 2003, we financed our net loss of $521,439 primarily through

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


Item  7.  Financial  Statements.
                                                                            Page
                                                                            ----

     Independent  Auditors'  Report  dated  September  17,  2003              15
     Independent  Auditors'  Report  dated  October  15,  2001                16
     Balance  Sheet  June  30,  2003  (Restated)                              17
     Statements  of  Operations  from  October  7,  1998
          (Inception)  through  June  30,  2003  (Restated)                   18
     Statements of Stockholders' Equity (Deficit) from October 7, 1998
          (Inception)  through  June  30,  2003  (Restated)                   19
     Statements  of  Cash  Flows  from  October  7,  1998
          (Inception)  through  June  30,  2003  (Restated)                   20
     Notes  to  the  Financial  Statements  (Restated)                        21

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

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                                  BALANCE SHEET
                                  June 30, 2003
                                   (Restated)


                                     ASSETS
                                     ------

CURRENT  ASSETS:
     Cash  &  cash  equivalents                                    $      1,789
     Accounts  receivable                                                 1,765
                                                                   ------------
          Total  current  assets                                          3,554
                                                                   ------------

                                                                   $      3,554
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES:
     Accounts  payable                                                   29,311
     Accounts  payable-related  party                                   160,879
     Accrued  expenses                                                   76,879
     Notes  payable  -  current                                         638,746
                                                                   ------------
          Total  current  liabilities                                   905,815

LONG  TERM  LIABILITIES
     Notes  payable  -  long  term                                      126,773
                                                                   ------------

          Total  liabilities                                          1,032,588

CONTINGENCY

STOCKHOLDERS'  DEFICIT
     Common  stock,  $0.001  par value; 30,000,000 shares
       authorized; 350,155  shares issued and outstanding                   350
     Additional  paid-in  capital                                     2,294,088
     Shares  to  be  issued                                               6,515
     Accumulated  deficit                                            (3,329,987)
                                                                   ------------
          Total  stockholders'  deficit                              (1,020,034)
                                                                   ------------

                                                                   $      3,554
                                                                   ============




   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Restated)

                                                         Year Ended June 30,
                                                         2003          2002
                                                    -----------   ------------
Net revenues                                        $   110,079   $     37,490


Operating  expenses
     General  and  administrative                       265,721        752,324
     Impairment of property & equipment                 295,074              -
     Impairment of intangibles                                -        214,444
                                                    -----------   ------------
                                                        560,795        966,768
                                                    -----------   ------------

Operating loss                                         (450,716)      (929,278)
Other  income  (expense):
     Miscellaneous  Income                                  159              -
     Interest  expense                                  (46,191)       (49,855)
     Loss  on  sale  of  assets                         (17,741)             -
     Loss  on  settlement  of  debt                      (6,950)             -
     Loss  on  investment                                     -       (125,000)
                                                    -----------   ------------
          Total  other  income  (expense)               (70,723)      (174,855)
                                                    -----------   ------------

Net loss                                            $  (521,439)  $ (1,104,133)
                                                    ===========   =============

Basic  and  diluted  weighted  average  number
  of  common  stock  outstanding                        326,941         283,176
                                                    ===========   =============

Basic  and diluted net loss per share               $     (1.59)  $       (3.90)
                                                    ===========   =============



   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Restated)

                            Common Stock      Additional     Stock                                      Total
                         -----------------
                         Number of             Paid-In       to be      Unearned       Accumulated   Stockholders'
                          shares    Amount     Capital       issued    Compensation     Deficit        Deficit
                         ---------  ------   ------------  ----------  ------------    ------------  -------------
Balance  July 1, 2001    205,740    $ 4,486  $1,632,528     $     -     $        -     $(1,704,415)  $  (67,401)

Share issued for cash
  ($8.72/shr)             11,158        243      97,077           -               -              -       97,320
Shares issued for cash
  ($10.90/shr)            13,272        290     144,410           -               -              -      144,700
Shares issued for cash
  ($21.80/shr)               573         13      12,487           -               -              -       12,500
Share issued for service
  ($7.85/shr)             11,790        257      92,290           -               -              -       92,547
Share issued for service
  ($8.72/shr)             24,903        543     216,657           -               -              -      217,200
Share issued for service
  ($10.90/shr)             1,147         25      12,475           -               -              -       12,500
Share issued for interest
  ($9.81/shr)              2,396         52      24,238           -               -              -       24,290
Shares issued for merger  53,126      1,158           -           -               -              -        1,158
Shares  to  be  issued
  for  cash  ($7.20/shr)       -          -           -         999               -              -          999
Shares  to  be  issued
  for  loan  incentive
  ($8.72/shr)                  -          -           -       2,000               -              -        2,000
Cancellation of shares    (1,147)       (25)          -           -               -              -          (25)

Net  loss                      -          -           -           -               -     (1,104,133)  (1,104,133)
                         ---------  ------   ------------  ----------  ------------    ------------  -------------

Balance June 30, 2002    322,959      7,042   2,232,162       2,999               -     (2,808,548)    (566,345)

Reverse  stock  split
  21.8045:1  on
  August 14, 2003              -     (7,288)      7,288           -               -              -            -

Shares issued for cash    12,841        280      35,955           -               -              -       36,235

Stock issued for
  settlement of notes
  payable                 13,759        300      17,700           -               -              -       18,000

344 Shares of common
  stock to be issued
  for cash                     -          -           -       2,515               -              -        2,515

Shares  issued  for
  cash  included  in
  the prior period           138          3         996        (999)              -              -            -

Adjustment  to
  share  price               459         13         (13)          -               -              -            -

1,147  Shares  of
  common  stock  to
  be  issued  for
  loan  incentive              -          -           -       2,000               -              -        2,000

Net  loss                      -          -           -           -               -       (521,439)    (521,439)
                         -------    -------  ----------     -------     -----------    -----------   ----------

Balance June 30, 2003    350,155    $   350  $2,294,088     $ 6,515     $         -    $(3,329,987) $(1,029,034)
                         =======    =======  ==========     =======     ===========    ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                   (Restated)

                                                      Year  Ended     Year  Ended
                                                         June 30,       June 30,
                                                          2003           2002
                                                      ----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net loss                                         $ (521,439)  $ (1,104,133)
     Adjustments  to  reconcile  net  loss
     to net cash used in operating  activities:
          Loss  on  sale  of  assets                      17,741              -
          Loss  on  settlement  of  debt                   6,950              -
          Depreciation  and  amortization                 67,271         83,307
          Issuance  of  common  stock  for
          services  and  interest                              -        346,537
          Issuance  of  common stock for merger                -          1,133
          Shares  to be issued for loan incentive          2,000          2,000
          Loss  on  investment                                 -        125,000
          Impairment  of  assets                         295,074        214,444
          Decrease  of  other  current  assets                 -          4,473
          (Increase)  decrease  of  accounts
          receivable                                         818         (2,583)
          Increase (decrease) of accounts payable        (10,055)        22,368
          Increase  in  accrued  expense                  48,514          8,252
                                                      ----------   ------------
               Total adjustments                         428,313        804,931
                                                      ----------   ------------
          Net cash used in operating activities          (93,126)      (299,202)
                                                      ----------   ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
         Purchase  of  patents/investment                      -       (250,000)
         Receipt  of  cash  on  disposal
           of  property  and  equipment                   32,576              -
                                                      ----------   ------------
         Net cash provided by (used in)
           investing activities                           32,576       (250,000)
                                                      ----------   ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
          Proceeds  from  borrowings                      22,336        287,263
          Payments  on  borrowings                             -         (5,000)
          Issuance of common stock for cash               36,235        254,520
          Receipt of cash for stock to be issued           2,515            999
                                                      ----------   ------------
          Net cash provided by financing activities       61,086        537,782
                                                      ----------   ------------

Net increase (decrease) in cash  & cash equivalents          536        (11,420)

CASH  &  CASH  EQUIVALENTS,  BEGINNING                     1,253         12,673
                                                      ----------   ------------

CASH & CASH EQUIVALENTS, ENDING                       $    1,789   $      1,253
                                                      ==========   ============









   The accompanying notes are an integral part of these financial statements.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. The Company evaluated valuation of the Company's property and equipment at June 30, 2003 and determined all the non-current assets have been impaired and were of no value.

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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

     Accounting  developments

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003The adoption of SFAS 148 does not have a material effect on the earnings or financial position of the Company.

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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

3.   PROPERTY  AND  EQUIPMENT

     The Company evaluated valuation of the Company's property and equipment at June 30, 2003 and determined all the non-current assets have been impaired and were of no value. Therefore, the Company recorded an impairment expense equal to the book value of property and equipment amounting $295,074 in the accompanying financial statements (note 12).

4.   NOTES  PAYABLE

     Notes  payable  consist  of  the  following  at  June  30,  2003:

               Revolving  note  payable  to  bank;
               interest rate  7.5%,  due on
               December 05, 2005                               $  88,468

               Notes payable to stockholder, 8% & 12%
               interest  rates  and  due  on  demand             600,889

               Bank  term loan; 6.78% interest rate;
               Maturing  September  13,  2003.                    37,857

               Note payable to finance vehicle, 9.5%
               interest rate, maturing September 23,
               2005, collateralized  by  vehicle                  12,974



               Bank  term  loan;  interest  at 6.25%
               (variable);  collateralized  by
               equipment, accounts  receivable  and
               intangibles and  guaranteed  by  the
               principal stockholder of  the  Company,
               due  July 15, 2005                                 25,331

               Note payable to stockholder; interest
               free; due  on  demand                             160,879
                                                              ----------
                                                                 926,398

               Less:  current  portion                           799,625
                                                              ----------

               Long-term  debt                                $  126,773
                                                              ==========

The following is a summary of maturities of principal under long-term debt for years ending June 30:

               2006                                           $  126,773
                                                              ==========

The  notes  payable has been classified in the balance sheet at June 30, 2003 as per  follows:
               Accounts payable - related parties             $  160,879
               Notes  payable-  current                          638,746
                                                              ----------
               Current  liabilities                              799,625
               Notes  Payable  -  long  term                     126,773
                                                              ----------
                                                              $  926,398
                                                              ==========

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

7.   INCOME  TAXES

     The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate as follows:

                                                   Period  from
                                              Year  Ended  June  30,
                                                2003         2002
                                             ----------    ---------
      Income  tax  benefit  at
      federal statutory rate                 $  177,289    $ 375,405

      Nondeductible  expenses                      (443)      (2,100)
      Other,  including graduated rates               -            -

      Change  in  valuation  allowance         (176,846)    (373,305)
                                             ----------    ---------
                                             $        -    $       -
                                             ==========    =========

     Deferred income tax asset amounting $464,800 at June 30, 2003, was due to the following components at June 30, 2003:

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


                   Assets
                   Net  operating loss carryforward           $ 1,367,000
                   Valuation  allowance                        (1,367,000)
                                                              -----------
                                                              $         -
                                                              ===========

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

10.  GOING  CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $3,329,987 at June 30, 2003 and a negative working capital of $902,261 at June 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

12.  RESTATEMENT

     Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted properly in the Company's financial statements. The Company's 2003 financial statements have been restated to correct errors as follows:

          (1) The failure to record the impairment expense of property & equipment amounting $295,074 at June 30, 2003.

     The Company has restated its Statements of Operations by disclosing the loss from the impairment of property & equipment at June 30, 2003 (note
     3),  as  a  separate  line  item  in  the  Statement  of  Operations.

     The  effect  of  the  correction  of  all  the  errors  is  as  follows:

                                          AS PREVIOUSLY      AS
Year  ended  June  30,  2003              REPORTED           RESTATED
                                          -------------     ------------
PROPERTY  &  EQUIPMENT,  net                $   295,074      $         -

TOTAL  ASSETS                               $   298,628      $     3,554

STATEMENT  OF  SHAREHOLDERS'  DEFICIT
     Accumulated  deficit:                  $(3,034,913)     $(3,329,987)
     Total  stockholders'  deficit          $  (733,960)     $(1,029,034)

STATEMENT  OF  OPERATIONS:
     Operating  expenses                    $   265,721      $   560,795
     Operating  Loss                        $   155,642      $   450,716
     Net  loss                              $   226,365      $   521,439
     Basic  and  diluted  net
       loss  per  share                     $     (0.69)     $     (1.59)

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


                                                   Office Held     Term of
       Person                     Office              Since        Office
       ------                     ------           -----------     --------
Keith P. Boyd, 30          President                   2001     October 2003
                           Chief Financial Officer     2003     October 2003
                           Director                    2001     October 2003
Frederick W. Parker, 68    Director                    1999     October 2003
Gene F. Boyd, 65           Secretary                   1999     October 2003
                           Chairman of the Board
                             of Directors              1999     October 2003

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

Date:  November 25, 2003                TS Electronics, Inc. (formerly named
                                          Softstone  Inc.)

                                        By/s/Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/Keith  Boyd
Date:  November 25,  2003               ----------------------------------------
                                        Keith Boyd, President,  Chief  Executive
                                          Officer  and  Director


                                        /s/  Gene  Boyd
Date:  November 25,  2003               ----------------------------------------
                                        Gene  Boyd,  Secretary  and  Director

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              Index to Exhibits to
                    Amendment No. 1 to Form 10-KSB 06-30-03

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

31     -     Certification  of  Chief  Executive  Officer  pursuant to 18 U.S.C.
             Section  1350,  as  adopted  pursuant   to   Section  302   of  the
             Sarbanes-Oxley Act of 2002.

31.1   -     Certification  of  Chief  Financial  Officer  pursuant to 18 U.S.C.
             Section  1350,  as  adopted   pursuant   to   Section  302  of  the
             Sarbanes-Oxley Act  of  2002.

32     -     Certification  of  Chief Executive Officer  pursuant  to  18 U.S.C.
             Section  1350,  as   adopted  pursuant   to   Section  906  of  the
             Sarbanes-Oxley Act of 2002.

32.1   -     Certification of  Chief  Financial  Officer pursuant  to  18 U.S.C.
             Section  1350,   as   adopted   pursuant   to   Section 906  of the
             Sarbanes-Oxley Act  of  2002.

99     -     United  States  Patent  No.  5,714,219.*



     * Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

    ** Previously filed with Form 10-QSB May 20, 2002 Commission File No. 000-29523; incorporated by reference.

   *** Previously filed with Form 8-K September 11, 2002 Commission File No. 000-29523; incorporated by reference.