Form 10QSB
period 2003-12-31
TS ELECTRONICS INC
filed 2004-02-18
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________



                              TS ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

   Delaware                         0-29523                        73-1564807
--------------             ------------------------              -------------
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 17, 2004, the Company had 600,015 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----
     Balance  Sheet  December  31,  2003  (Unaudited)                          3
     Statements  of  Operations  for  the  Three-Month  and
          Six  Month  Periods Ended  December  31,  2003
          and  2002 (Unaudited)                                                4
     Statements  of  Cash  Flows  for  the  Six  Month  Periods
          Ended  December  31,  2003  and  2002 (Unaudited)                    5
     Notes  to  the  Financial  Statements                                     6

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                                  Balance Sheet

                                                                    Unaudited
                                                                   December 31,
                                                                      2003
                                                                   ------------

CURRENT  ASSETS
     Cash  and  Cash  Equivalents                                  $         90
     Receivables                                                              -
     Prepaid  legal  costs  and  Other                                        -
                                                                   ------------
          Total  Current  Assets                                             90

OTHER  ASSETS
    Note  Receivable
    Property,  Plant  &  Equipment,  net  of
      accumulated  depreciation                                               -
    Mining  Claims                                                            -
    Goodwill                                                                  -
                                                                   ------------

          Total  Assets                                            $         90
                                                                   ============


LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

CURRENT  LIABILITIES
     Accounts  Payable  and  Accrued  Expenses                     $     43,979
     Notes  Payable  -  Due Within One Year                                   -
     Accrued  compensation                                                    -
     Settlement  Payable                                                      -
     Liabilities  from  Discontinued  Operations                              -
     Liabilities  of  Business  Transferred                                   -
                                                                   ------------

          Total  Current  Liabilities                                    43,979
                                                                   ------------

OTHER  LIABILITIES
     Notes  Payable  -  Due  After  One  Year

          Total  Liabilities                                             43,979

STOCKHOLDERS'  DEFICIT
     Common  stock  -  $.001 Par Value;  30,000,000  shares
         authorized;  600,015 shares issued and outstanding                 600
     Shares  To  Be  Issued                                               2,000
     Additional  Paid  in  Capital                                    3,693,122
     Deficit  Accumulated                                            (3,739,611)
                                                                   ------------

          Total  Stockholders'  Deficit                                 (43,889)
                                                                   ------------

          Total Liabilities and Stockholders' Deficit              $         90
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            Statements of Operations

                                 Three months ended            Six months ended
                              --------------------------  --------------------------
                              December 31,  December 31,  December 31,  December 31,
                                  2003          2002          2003           2002
                                  ----          ----          ----          ----
REVENUES                        $            $     3,850   $   7,317      $   90,275

COSTS  OF  GOODS  SOLD
Total Cost of Goods Sold                -         39,568      29,705          54,390
                                ----------    ----------   ---------      ----------

Gross Profit                            -        (35,718)    (22,388)         35,885

GENERAL  AND
  ADMINISTRATIVE  EXPENSES
Total  General  and
  Administrative  Expenses            563         44,012      62,502          85,517

Net  Loss  before  Other
  Income  and  Expenses         $    (563)   $   (79,730)  $ (84,890)     $  (49,632)

OTHER (INCOME) AND EXPENSES
Loss on Disposal of Assets
  and Liabilities                       -            239     454,220          21,114
Interest                                -         23,630       5,595          32,598
Gain on Settlement of Debt              -                   (135,083)
                                ----------    ----------   ---------      ----------
Total Other (Income)
  and Expenses                          -         23,869     324,732          53,712

Net  Loss                       $    (563)    $ (103,599)   $(409,622)    $ (103,344)
                                =========     ==========    ==========    ==========

Earnings (Loss) Per Common
  Share, Basic and Diluted          (0.00)         (0.01)       (0.77)         (0.01)
                                =========     ==========    ==========    ==========

Weighted  Average  common
  Shares  Outstanding             600,015      7,041,965      530,886      7,041,965
                                =========     ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            Statement of Cash Flows
           For the Six Month Periods Ended December 31, 2003 and 2002

                                                            2003         2002
                                                        -----------  -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  Loss                                               $ (409,622)  $ (103,343)
  Adjustments  to  Reconcile  Net  Income  to
     Net  Cash  Flows  from  Operating  Activities:
Depreciation  and  amortization                                          34,075
Loss  on  sale  of  assets                                 454,220       21,114
Issuance  of  common  stock  for  services                   8,599
Gain  on  settlement  of  debt                            (135,083)
Decrease  of  accounts  receivable                                          818
Increase  (decrease)  of  accounts  payable                 43,978       (5,055)
Increase  of  accrued  expenses                              2,102       33,365
                                                        ----------   ----------

          Total  Adjustments                               373,816       84,317
                                                        ----------   ----------

          Net Cash Flows from Operating Activities         (35,806)     (19,026)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Proceeds  from  sale  of  assets                            (2,500)      19,826
                                                        ----------   ----------

          Net Cash Flows from Investing Activities          (2,500)      19,826

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Payments  on  loans  and  debts                             (3,804)        (656)
Proceeds  from  borrowing                                   40,411
Cash  received  for  shares  to be issued                                24,500
                                                        ----------   ----------

         Net Cash Flows from Financing Activities           36,607       23,844

Net Increase (Decrease) in Cash and Cash Equivalents        (1,699)      24,644

Cash and Cash Equivalents at Beginning of Period             1,789        1,253
                                                        ----------   ----------

Cash and Cash Equivalents at End of Period              $       90   $   25,897
                                                        ==========   ==========

Supplemental  Cash  Flow  Information:
--------------------------------------
Cash  Paid  for  Interest                                    5,595        8,261


Noncash  Investing  and  Financing  Activities:
-----------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                              TS ELECTRONICS, INC.
                            (Formerly Softstone Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

TS Electronics, Inc. (the "Company"), a Delaware corporation, was incorporated on October 7, 1998. The Company was formed to manufacture a patented rubber product used in the road and building construction industries. The Company planned to create rubber modules entirely from recycled tires, which can be used in the construction of roads, driveways, decks, and other types of walkways. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Prior to July 2002, the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Its principal operations began in the quarter ended September 30, 2002. On August 13, 2003, the Company changed its name to TS Electronics, Inc.

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

During the six months ended December 31, 2003 the Company generated revenues from the brokering of crumb rubber transactions.

Basis  of  presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited

                              TS ELECTRONICS, INC.
                            (Formerly Softstone Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


consolidated financial statements for the year ended June 30, 2003 were filed on October 14, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

Segment  Reporting

During the periods ended December 31, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

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

                              TS ELECTRONICS, INC.
                            (Formerly Softstone Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

During the period ended September 30, 2003, the Company issued 239,273 shares for disposal of assets and liabilities valued at $1,359,071 resulting in a loss of $454,220.

Pursuant to the reorganization agreement (note 6) on August 13, 2003, consolidated each 21.8045 outstanding shares of its common stock to one share, with fractional shares being rounded up or down to the nearest whole number.

                              TS ELECTRONICS, INC.
                            (Formerly Softstone Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


During the period ended December 31, 2003 the Company did not enter into or issue any stock transactions.

5.  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $3,739,611 and negative working capital of $43,889. The Company's goal to attain profitable operations is dependent upon obtaining financing and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock, borrowings and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

6.  REORGANIZATION

On July 31, 2003, the Company entered in to a reorganization agreement with TS Electronics (China) a Delaware corporation that conducts all of its business in China. Under the reorganization agreement, TS Electronics (China) shareholders would have purchased from the Company, 5,350,000 shares of its common stock in a private placement under rule 506 of the Regulation D of the Securities Act of 1933, in exchange of for the transfer to the Company of all the capital stock of TS Electronics (China). Under the agreement, all of the directors of the Company would have been replaced by present designees of TS Electronics (China) to fill this vacancy and become the director of the Company.

Per the agreement, TS Electronics (China) and its shareholders would have been indemnified by the Company against any liabilities arising either from a failure of the Company or its current president to discharge all liabilities of the Company. The closing of the agreement would have been effective subject to compliance of Securities and Exchange filing rules and regulations.

Pursuant to the reorganization agreement, on August 13, 2003, the Company filed its Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name to "TS Electronics, Inc." and consolidating the common stock of the corporation. The stock consolidation to 600,015 shares, $0.001 par value, effective August 14, 2003, consolidated each 21.8045 outstanding shares to one share, with fractional shares being rounded up or down to the nearest whole number.

Per the agreement, in contemplation of the sale of the Company's assets and liabilities to Softstone, LLC, the entity owned by Gene Boyd, Keith Boyd, and Betty Sue Boyd (the "Boyds" who are related to the Company as officer and related party of the officer of the Company.), the Company issued a total of

                              TS ELECTRONICS, INC.
                            (Formerly Softstone Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


239,273 shares of its common stock to Boyds valued at $1,359,071 in exchange for assumption of debt and transfer of assets to LLC amounting $906,851 resulting in a loss of $452,220.

Per the agreement, the Company would have issued to the Softstone, LLC, upon closing, 50,000 shares of post-consolidation stock and also 100,000 common stock purchase warrants exercisable for one year at $1.25 a warrant.

Per the agreement, the Company's debt owed to creditors other than to the Boyds and for the legal fees has been released or paid by Boyds. The Company's debt to the Boyds has been cancelled.

7.  SUBSEQUENT  EVENTS

On January 20, 2004 the Company filed a Schedule 14C Withdrawal Request with the Securities and Exchange Commission requesting withdrawal of the preliminary information statement and amendments for the reason that the proposed business combination between the two companies has been abandoned.

During January, 2004 the Company completed a shipment of rubber creating revenues of $12,450 and brokerage fee expenses of the same amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Second Quarter (Q2) of Fiscal Year 2004 Compared to
     ---------------------------------------------------------------------------
     Second  Quarter  of  Fiscal  Year  2003
     ---------------------------------------

     TS Electronics had no sales in Q2 2004, as compared with sales of $3,850 in Q2 2003 (TS Electronics' fiscal year ends on June 30). Until TS Electronics (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $563 in Q2 2004 as compared with $44,012 in Q2 2003.

     We had a loss of $563 in Q2 2004, or $0.00 a share, as compared with a loss of $103,599 in Q2 2003, or $0.01 a share.

     Results  of  Operations  - First Half of Fiscal Year 2004 Compared to First
     ---------------------------------------------------------------------------
     Half  of  Fiscal  Year  2003
     ----------------------------

     TS Electronics had sales of $7,317 in the first half of FY 2004 (December 31, 2003) compared to sales of $90,275 in the first half of FY 2003 (December 31, 2002). Until TS Electronics (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $62,502 in the first half of FY 2004 as compared with $85,517 in the first half of FY 2003.

     We had a net loss of $409,622, or $0.77 a share, in the first half of FY 2004 as compared with a net loss of $103,344, or $0.01 a share, in the first half of FY 2003. The loss was due primarily to a loss of $454,220 on the disposed of asserts, although we did gain $135,083 in the settlement of debts.

     OUTLOOK

     The statements made in this Outlook are based on current plans and expectations. These statements are forward looking, and actual results may vary considerably from those that are planned.

     We propose to raise additional funds for the purposes of pursuing the marketing of our devulcanized rubber technology that we purchased from Levgum, Ltd. for the exclusive rights to the Western Hemisphere, as well as further expanding our brokering of crumb rubber business that was founded in August of 2003.

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


                          PART II - OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

          The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

          2 Agreement and Plan of Reorganization of July 24, 2002 between Softstone, Inc. and Kilkenny Acquisition Corp.*

          3     Certificate  of  Incorporation  of  Softstone  Inc.*

          3.1   Bylaws  of  Softstone,  Inc.*

         10     Lease   Agreement  of    February  1,  2000,   between   Ardmore
                Development  Authority,   as  lessor,  and   Softstone, Inc., as
                lessee.*

         10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

         10.2 Letter of intent of May 1, 2002, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

         10.3   Agreement  of  March  15,  2002  with  Levgum, Inc.   concerning
                exclusive   license   to   Western   Hemisphere   for   Levgum's
                devulcanization technology.**

         10.4 Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

         10.5 Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

         10.6   Form  of   August  1,  2003   Lockup  Agreement    between    TS
                Electronics Corporation, certain shareholders of Softstone Inc. and the custodian.+

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

     * Previously filed with Form 8-K August 8, 2002 Commission File No. 000-29523; incorporated by reference.

     ** Previously filed with Form 8-K August 27, 2002 Commission File No. 000-29523; incorporated by reference.

     *** Previously filed with Form 8-K September 11, 2002 Commission File No. 000-29523; incorporated by reference.

     + Previously filed with Form 10-QSB 09-30-03 Commission File No. 000-29523, incorporated by reference.

     (b)  Reports  on  Form  8-K

          Form  8-K  reporting  Item  4  -  Changes  in  Registrant's Certifying
          Accountant;     filed      02-06-04,      EDGAR    Accession    Number
          0001060830-04-000022.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February  18,  2004               TS  ELECTRONICS,  INC.

                                          By:/s/  Keith  P.  Boyd
                                             -----------------------------------
                                             Keith  P.  Boyd,  President

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              Index to Exhibits to
                              Form 10-QSB 12-31-03


The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

          2 Agreement and Plan of Reorganization of July 24, 2002 between Softstone, Inc. and Kilkenny Acquisition Corp.*

          3     Certificate  of  Incorporation  of  Softstone  Inc.*

          3.1   Bylaws  of  Softstone,  Inc.*

         10     Lease   Agreement  of    February  1,  2000,   between   Ardmore
                Development  Authority,   as  lessor,  and   Softstone, Inc., as
                lessee.*

         10.1 Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

         10.2 Letter of intent of May 1, 2002, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

         10.3   Agreement  of  March  15,  2002  with  Levgum, Inc.   concerning
                exclusive   license   to   Western   Hemisphere   for   Levgum's
                devulcanization technology.**

         10.4 Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

         10.5 Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

         10.6   Form  of   August  1,  2003   Lockup  Agreement    between    TS
                Electronics Corporation, certain shareholders of Softstone Inc. and the custodian.+

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

     * Previously filed with Form 8-K August 8, 2002 Commission File No. 000-29523; incorporated by reference.

     ** Previously filed with Form 8-K August 27, 2002 Commission File No. 000-29523; incorporated by reference.

     *** Previously filed with Form 8-K September 11, 2002 Commission File No. 000-29523; incorporated by reference.

     + Previously filed with Form 10-QSB 09-30-03 Commission File No. 000-29523, incorporated by reference.