Form 10KSB/A
period 2003-06-30
TS ELECTRONICS INC
filed 2004-03-25
CIK 1106644

FULLER, TUBB, POMEROY & STOKES
                           A PROFESSIONAL CORPORATION
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVE., SUITE 1000
                            OKLAHOMA CITY, OK 73102
G.M.  FULLER  (1920-1999)                               TELEPHONE:  405-235-2575
JERRY TUBB                                               FACSIMILE: 405-232-8384
DAVID  POMEROY
TERRY  STOKES
  --------

OF  COUNSEL:
MICHEL  A.  BICKFORD                                    THOMAS J. KENAN  E-MAIL:
THOMAS  J.  KENAN                                              kenan@ftpslaw.com
ROLAND  TAGUE
DAN  M.  PETERS

                                 March 24, 2004




Securities  and  Exchange  Commission
Division  of  Corporation  Finance
Pamela  A.  Long,  Assistant  Director
ATTENTION  GEORGE  F.  OHSIEK,  JR.
450  Fifth  Street,  N.W.
Washington,  D.C.  20549

     Re:  Amendment  1  to  Annual  Report  on  Form  10-KSB
          for  the  fiscal  year  ended  June  30,  2003
          Filed  December  8,  2003
          TS  Electronics,  Inc  (formerly  named  "Softstone  Inc.")
          Commission  File  No.  0-29523

Dear  Ms.  Long:

As counsel to TS Electronics, Inc., I enclose Amendment No. 2 to its Form 10-KSB for the fiscal year ended June 30, 2003 in accordance with the instructions in your letter dated January 22, 2004. The following responses are made to your comments. The responses are keyed to your comments.

We are providing by FedEx, as courtesy copies, three redlined hard copies as well as three hard copies of the filed version of the Amended Form 10-KSB.

Form  10-KSB  for  the  Fiscal  Year  Ended  June  30,  2003
------------------------------------------------------------

Business

1.    a.  Prior  Comment  5  in  SEC  letter  dated  11-7-03.

          The first paragraph under the heading "Description of Business" on page 1 has been expanded to describe the nature of the process developed and patented by Mr. Frederick Parker.

Securities  and  Exchange  Commission
March  24,  2004
Page  2


      b   Prior  Comment  6  in  SEC  letter  dated  11-7-03.
          ---------------------------------------------------

          We have struck from the 10-KSB, in the third paragraph under "Devulcanization" on page 3, any reference to recyclers of rubber that have contacted us and are interested in using the devulcanization technology.

      c.  Prior  Comment  7  in  SEC  letter  dated  11-7-03.
          ---------------------------------------------------

          The paragraph on page 6 under "Sources and Availability of Ray Materials; Names of Principal Suppliers" has been revised to identify the company's principal suppliers.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

2. We have expanded the information regarding each sale of common stock issued during the last three years.

3. By error the references to footnote (1) were earlier omitted from the table setting forth the issuance of stock during the last three years. The references are now there.

Independent  Auditors'  Report

4. The independent auditors' report has been updated to include a reference to the restatement of the financial statements.

Note  12.  Restatement

5. Note 12 of the financial statements has been updated to include disclosures as required by paragraphs 26(a) and (c) of SFAS 144.

                                      *****
Closing
-------

We  are  providing  you  three  marked  courtesy copies of the amended document.

If there are questions or matters that could be resolved more effectively by telephone, please call me at 405-235-2575. My fax number is 405-232-8384.

Sincerely,


/s/  Thomas  J.  Kenan

Thomas  J.  Kenan

Securities  and  Exchange  Commission
March  24,  2004
Page  3



Attachment

cc:  Keith  Boyd  (w/attachment)
     Kabani  &  Co.  (w/attachment)
     Evans,  Gaither  &  Associates,  PLLC  (w/attachment)

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

Description  of  Business
-------------------------

     Our focus initially was solely on realizing the commercial benefits of a process developed and patented by our first president, Frederick Parker. This process converts waste tires into useful products. The Parker I System machine was constructed in Ardmore, Oklahoma as a proof-of-concept prototype. With certain adjustments made, this machine became a production model that ingests whole tires at one end of the machine and ejects rubber modules at the other end with virtually no waste or contaminants. The rubber modules are virtually indestructible and have been tested for use as a playground covering, pathways, walking trails, horse barn stalls and other uses. Because we have this process, we have a contract with Michelin North America's Ardmore tire manufacturing facility that pays us to take its waste tires.


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

Our  devulcanized  rubber  development  plan  is  as  follows:

     1.  Develop  a  turnkey  devulcanization  system.
     2.  Develop  the  market.
     3.  Sub-license the technology to large recyclers.

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

Sources  and  Availability  of  Raw  Materials;  Names  of  Principal  Suppliers
--------------------------------------------------------------------------------

     There is virtually an endless supply of waste tires. Many sources will pay us to take the tires off their hands. Our earlier operation of the Parker System was based on Michelin's paying us $0.77 to $0.85 a tire for recycling purposes. However, in some sectors of the market, specifically the playground and landscape industries, there is only a limited amount of the needed material produced in the United States on an annual basis. This has led us to import crumb rubber from overseas suppliers such as Sohanlal Shantilal Jain in India, and Bagai pre-Cured Retread PVT LTD in Sri Lanka.


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

     By written consent of the record holders of a majority of the outstanding shares, we approved the following actions, subject to our mailing an Information Statement to the non-consenting shareholders:

     - We would issue 5,350,000 shares of our Common Stock to TS Electronics (China) Corp. in exchange for all its capital stock.

     - We would sell to an entity owned by Gene F. Boyd, Betty Sue Boyd and Keith P. Boyd ("the Boyds"), who are our present controlling shareholders, in exchange for their paying or obtaining the written release of approximately $1,032,588 of company debt owed to the Boyds and other creditors -

          -  our  rubber  business  and  related  assets,

          -  50,000  shares  of  post-consolidation  stock,  and

          - 100,000 Common Stock Purchase Warrants exercisable for one year at $1.25 a warrant.

     By agreement with TS Electronics (China) Corp., in January 2004 we jointly abandoned our plans for our company to acquire TS Electronics (China) Corp. We requested of the Securities and Exchange Commission authority to withdraw our Information Statement, and we have no plans to merge with or otherwise acquire that company.


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

                                        High               Low
                                        ----               ---
          Calendar  2002:
                 2nd  Qtr               0.51               0.11
                 3rd  Qtr               0.25               0.06
                 4th  Qtr               0.17               0.05

          Calendar  2003:
                 1st  Qtr               0.1                0.1
                 2nd  Qtr               0.1                0.05
                 3rd  Qtr               5.4                0.08

                 4th  Qtr               5.2                2.0


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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------+

     During the past three years Softstone sold shares of its Common Stock without registering them as follows:

                                                                      Dollar
                                                                    Amount  of
Date                Amount       Purchasers                        Consideration     Type  of  Consideration
---                 ------       ----------                        -------------     -----------------------
08-11-00             5,000       Jim Schleder (1)                     $  5,000       Consulting Services
                                                                                       leading to a 504 offering
08-11-00             5,000       Steve  Zrenda (1)                       5,000       Legal services for a
                                                                                       504 offering
08-11-00            10,000       Leo  Templer (1)                       10,000       Cash
08-11-00            15,000       Robert  Forrester (1)                  15,000       Cash
08-12-00             9,000       John  Whitten (1)                       9,000       Cash
08-12-00             9,000       Mark  Whitten (1)                       9,000       Cash
07-31-00            40,000       Benita  Terrill (1)                    40,000       Cash
07-31-00             2,500       Double  Shovel  Trading  LLC (1)        2,500       Cash
04-20-01            10,000       Sherie  Adams(2)                        5,000       Legal  Services performed for
                                                                                       the issuer.
09-30-01            45,000       John  Ames(2)(3)                       18,000       Cash
07-24-01            50,000       Art  Beroff(2)                         10,000       Consulting Services regarding
                                                                                       opportunities in Israel.
08-08-01             5,000       Mark  Borenstein(2)(3)                  2,000       Cash
08-08-01             1,000       Paula  Borenstein(2)(3)                   400       Cash
07-21-01           100,000       Keith  Boyd(2)                         50,000       Services as officer and director of issuer
07-24-01           299,792       Danilo  Cacciamatta(2)                    300       Merger with Kilkenny
08-27-01             5,000       Malcome  Champlin(2)                    2,000       Cash
06-08-01             5,000       James  Crawford(2)(3)                   2,000       Cash
07-12-01            15,000       Nora  Crawford(2)(3)                    6,000       Cash
08-23-01            25,000       Randal  Embry(2)                       10,000       Cash
06-30-01             2,500       Baker  Fore(2)(3)                       1,000       Cash
06-30-01             2,500       Jack  Gregg(2)(4)                       1,000       Cash
06-06-01             2,500       Kenneth  Hendrick(2)(3)                 1,000       Cash
08-20-01             3,000       Wade  Hughes(2)(3)                      1,200       Cash
08-24-01            10,000       Richard  Hunter(2)                      4,000       Cash
04-23-01           161,000       Joseph  Johnston(2)                       161       Consulting  services regarding
                                                                                       merger with Kilkenny.
06-20-01            10,000       Ronald  Jones(2)                        4,000       Cash
09-05-01            25,000       Al  Kau(2)                                 25       Consulting  services regarding
                                                                                       introduction to broker-dealers.
04-20-01           308,777       Thomas  Kenan(2)                       30,878       Legal  services performed for the issuer.
07-24-01           299,792       Gary  Bryant(2)                           300       Merger  with  Kilkenny
06-08-01            12,500       Phillip  Loveless(2)(3)                 5,000       Cash



06-20-01             6,250       Ruby  Lucas(2)(3)                       2,500       Cash
06-20-01             6,250       Glen  Lucas(2)(3)                       2,500       Cash
06-07-01             2,500       McKinney  Trust(2)                      1,000       Cash
06-18-01            25,000       Melton  Family  Trust(2)               10,000       Cash
07-13-01            50,000       Jim  Miller(2)                          5,000       Vice  President  Services
                                                                                       in lieu of salary.
06-08-01            15,000       Patty  and  Stanley  Sanders(2)(4)      6,000       Cash
07-11-01            10,000       Tracy  Sanders(2)(4)                    4,000       Cash
06-30-01             2,500       Noah  Snider(2)(4)                      1,000       Cash
08-01-01            10,000       Bobby  Stewart(2)                       4,000       Cash
07-24-01           299,792       Templemore Partners(2)                    300       Merger with Kilkenny
08-11-01            35,000       Leo  Templer(2)                        14,000       Cash. Director of the issuer.
08-08-01            75,000       Rod  Templer(2)(3)                     30,000       Cash
06-01-01            20,000       William  Wetzel(2)                      8,000       Cash
01/10/02           100,000       Keith  Boyd(2)                         10,000       CEO Services. Director of the issuer.
01/10/02            50,000       Art Beroff(2)(5)                        5,000       Introduction of SOFS to Levgum
01/10/02            52,250       Gene Boyd(2)                           26,125       Interest Payment for Loan.  Director
                                                                                       of the issuer.
01/10/02            12,500       Phillip W. Loveless(3)(4)(5)            5,000       Cash
01/10/02            25,000       Ailbe Allen(2)(3)                      10,000       Cash.  Merger with Kilkenny.
01/10/02            55,000       Mariantonietta Denti(2)                     6       Cash
02/12/02           250,000       Robert Bramlett(4)                    125,000       Merger with Kilkenny.
02/12/02            12,500       William Wetzel(3)                       6,250       Cash
02/12/02            50,000       Art Beroff(2)(5)                        5,000       Cash
02/12/02            25,000       Ailbe Allen(2)                         10,000       Softstone/Levgum Negotiations
02/12/02            55,000       Mariantonietta Denti(2)                     6       Incorrectly Issued
02/12/02             6,469       Marcia Hein(2)                              1       Merger with Kilkenny.
02/22/02            24,919       Ailbe Allen(2)(3)                           3       Merger with Kilkenny.
02/22/02            63,623       Mariantonietta Denti(2)                     6       Merger with Kilkenny.
03/18/02           250,000       Keith Boyd(2)                          25,000       Merger with Kilkenny.
03/18/02             4,000       Beth Halek(3)                           2,000       CEO Services.  Director of the issuer.
03/18/02            25,000       Robert Bramlett(4)(5)                  12,500       Cash
03/18/02            14,000       Joseph Johnston(2)(5)                   1,400       Loan Incentive(2)
03/18/02             9,000       Gene Boyd(2)                            9,000       Consulting Services regarding Merger
03/25/02            10,000       Gene Boyd(2)                           10,000       with Kilkenny.
03/25/02            10,000       Jerry D. Nance(4)                       5,000       Loan Incentive.  Director of the issuer.
03/25/02               200       Stephen K Nance(4)                        100       Loan Incentive.  Director of the issuer.
03/25/02               200       Jerry Kregg Nance(4)                      100       Cash
04/02/02           (25,000)      Ailbe Allen(2)(5)                     (10,000)      Cash
05/07/02             5,000       Neil Havmes(2)(4)                       2,500       Cash
05/07/02             2,000       Wade E. Hughes(2)(3)                    1,000       Adjustment
05/07/02             2,500       Zachary A. Miller(2)(4)                 1,250       Cash
05/07/02             5,000       Zachary A. Miller(4)                    1,250       Cash
05/07/02             5,000       Neil A. Haymes(2)(4)                    2,500       Cash
05/07/02             5,000       Steve K. Russell(2)(4)                  2,500       Cash
05/07/02             5,000       Jon Flake Barnes(2)(4)                  2,500       Cash
05/07/02             5,000       David Little(2)(4)                      2,500       Loan Incentive. Director of the Issuer.
06/06/02             3,000       Betty S. Boyd(2)                        3,000       Cash
06/06/02            55,000       West(4)                                22,500       Cash
07/01/02            10,000       David Helmers(2)(3)                     5,000       Cash
07/01/02             1,000       Alan Burris(2)(4)                         330       Cash
07/01/02             1,000       Freeman Loughridge(2)(4)                  330       Cash
07/02/02             1,000       Eric Swenson(2)(4)                        330       Cash
07/09/02             1,500       Caitlin Adams(2)(4)                       495       Cash
07/09/02             1,500       Kathleen Hattensty(2)(4)                  495       Cash



05/14/03           240,000       Marvin Templer(2)(3)(5)                24,000       Cash
05/14/03             5,000       Donald Gray(2)(4)                         500       Cash
05/14/03            10,000       Kenneth Hendrick(2)(3)                  1,000       Cash
05/14/03           150,000       Danilo Cacciamatta(2)(5)               10,000       Loan Repayment
05/14/03           150,000       Gary Bryant(2)(5)                      10,000       Loan Repayment
05/14/03            25,000       John Melton(2)(5)                       2,500       Cash


     (1) Sold in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 504. The 504 offering was registered with the securities regulatory authorities in each state where securities were sold.

     (2) Sold in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. All purchasers in the above list were either "accredited investors" or, if not, were provided with offering materials that met the requirements of a Form SB-2 offering circular. All purchasers were provided with an opportunity to ask questions of management before making their investment decisions. No public solicitation or public advertising was used in connection with the sales.

     (3)  A  family  member  of  a  Board Member.

     (4)  A  close  friend  of  a  Board  Member.

     (5)  Already a shareholder of the company when this purchase was made.


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


As discussed in Note 12, the financial statements for the year ended June 30, 2003 have been restated.



/s/  Kabani  &  Company,  Inc.

KABANI  &  COMPANY,  INC.
CERTIFIED  PUBLIC  ACCOUNTANTS


Fountain  Valley,  California
September 17, 2003 except for note 11, as to which the date is January 20, 2004.

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

     Reclassifications

     Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation

3.   PROPERTY  AND  EQUIPMENT

     The Company evaluated valuation of the Company's property and equipment at June 30, 2003 and determined all the non-current assets have been impaired and were of no value, based upon the fair market value of similar assets. The impaired property and equipment comprised of the following:

               Furniture  and  computer  equipment          $   42,198
               Production  and  other  equipment               450,063
               Vehicles                                         29,381
               Accumulated  depreciation
                 and  amortization                            (226,568)
                                                            ----------
                                                               295,074
               Impairment  loss                               (295,074)
                                                            ----------

                                                            $        -
                                                            ==========

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

               Note payable to stockholder; interest
               free; due  on  demand                           160,879
                                                           -----------
                                                               926,398

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
                                                            ==========

The notes payable has been classified in the balance sheet at June 30, 2003 as per follows:

               Accounts  payable  -  related parties        $  160,879
               Notes  payable-  current                        638,746
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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

7.   INCOME  TAXES

     The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate as follows:

                                                        Year  Ended  June  30,
                                                           2003        2002
                                                           ----        ----
      Income  tax  benefit  at
      federal statutory rate                           $  177,289   $  375,405

      Nondeductible  expenses                                (443)      (2,100)
      Other,  including graduated rates                         -            -

     Change  in  valuation  allowance                    (176,846)    (373,305)
                                                       ----------   ----------
                                                       $        -   $        -
                                                       ==========   ==========

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


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

11.  SUBSEQUENT  EVENT  &  CONTINGENT  LIABILTY

     On July 31, 2003, the Company entered in to a reorganization agreement with TS Electronics Corporation (TSEC), a Delaware corporation. Under the reorganization agreement, TSEC shareholders were to purchase from the Company, 5,350,000 shares of its common stock in a private placement under rule 506 of the Regulation D of the Securities Act of 1933, in exchange of for the transfer to the Company of all the capital stock of TSEC. Under the agreement, all of the directors of the Company were to be replaced by the designee of TSEC to fill this vacancy and become the director of the Company.

     Per the agreement, TSEC and its shareholders were to be indemnified by the Company against any liabilities arising either from a failure of the Company or its current president to discharge all liabilities of the Company. The closing of the agreement was to be effective subject to compliance of Securities and Exchange filing rules and regulations.

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

     On January 20, 2004, the Company withdrew the preliminary information statement and amendments for the reason that the proposed business combination between the two companies has been abandoned.

12.  RESTATEMENT

     Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted properly in the Company's financial statements. The Company evaluated valuation of the Company's property and equipment at June 30, 2003 as the

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Restated)


     Company was contemplating an acquisition and determined all the non-current assets have been impaired and were of no value, based upon the fair market value of similar assets. The impaired property and equipment comprised of the following, at their historical cost:

               Furniture  and  computer  equipment               $   42,198
               Production  and  other  equipment                    450,063
               Vehicles                                              29,381
               Accumulated  depreciation
                 and  amortization                                 (226,568)
                                                                 ----------
                                                                 $  295,074
                                                                 ==========

     The Company recorded an impairment expense equal to the book value of property and equipment amounting $295,074 in the accompanying financial statements. The Company's 2003 financial statements have been restated to correct errors as follows:

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

Date:  March 24,  2004                  TS Electronics, Inc. (formerly named
                                          Softstone  Inc.)

                                        By/s/Keith  Boyd
                                             -----------------------------------
                                             Keith  Boyd,  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/Keith  Boyd
Date:  March 24, 2004                   ----------------------------------------
                                        Keith Boyd, President,  Chief  Executive
                                          Officer  and  Director


                                        /s/  Gene  Boyd
Date:  March 24, 2004                   ----------------------------------------
                                        Gene  Boyd,  Secretary  and  Director

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              Index to Exhibits to
                    Amendment No. 2 to Form 10-KSB 06-30-03


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