Form 10QSB
period 2004-03-31
TS ELECTRONICS INC
filed 2004-05-17
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________



                              TS ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

   Delaware                         0-29523                        73-1564807
  ---------                         -------                        ----------
  (state of                (Commission File Number)              (IRS Employer
incorporation)                                                    I.D. Number)

                      111 Hilltop Lane, Pottsboro, TX 75076
                                  903-337-0770
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing r equirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2004, the Company had 600,015 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                                                            Page
                                                                            ----

     Balance  Sheet  March  31,  2004 (Unaudited)                              3
     Statements  of  Operations  for  the  Three-Month  and
       Nine-Month  Periods Ended  March 31, 2004 and 2003 (Unaudited)          4
     Statements  of  Cash  Flows  for  the  Nine  Month  Periods
       Ended  March  31,  2004  and  2003  (Unaudited)                         5
     Notes  to  the  Financial  Statements                                     6

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                                  Balance Sheet
                                    Unaudited

                                                                     March 31,
                                                                       2004
                                                                   ------------
                                     ASSETS

CURRENT  ASSETS
  Cash  and  Cash  Equivalents                                     $         84
  Receivable  From  Affiliate                                             3,508
                                                                   ------------
      Total  Current  Assets                                              3,592
                                                                   ------------

      Total  Assets                                                $      3,592
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
  Accounts  Payable  and  Accrued  Expenses                        $     43,979
                                                                   ------------
      Total  Current  Liabilities                                        43,979

      Total  Liabilities                                                 43,979

STOCKHOLDERS'  DEFICIT
  Common  stock  -  $.001  Par  Value;  30,000,000  shares
    authorized;  600,015  shares  issued  and  outstanding                  600
  Shares  To  Be  Issued                                                  2,000
  Additional  Paid  in  Capital                                       3,693,122
  Deficit  Accumulated                                               (3,736,109)
                                                                   ------------

      Total  Stockholders'  Deficit                                     (40,387)
                                                                   ------------

      Total Liabilities and Stockholders' Deficit                  $      3,592
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                           (Formerly, Softstone, Inc.)
                            Statements of Operations
    For the Three Month and Nine Month Periods Ended March 31, 2004 and 2003
                                    Unaudited


                                                  Three months ended March  31,     Nine months ended March 31,
                                                  -----------------------------     ----------------------------
                                                      2004              2003            2004           2003
                                                  -----------       ------------    -----------     -----------
REVENUES                                          $    18,458       $      5,079    $  25,775       $    95,354

COSTS  OF  GOODS  SOLD
Total Cost of Goods Sold                               12,430             38,329       42,135            92,719
                                                  -----------       ------------    ---------       -----------
Gross Profit                                            6,028            (33,250)     (16,360)            2,635
                                                  -----------       ------------    ---------       -----------

GENERAL  AND  ADMINISTRATIVE  EXPENSES
Total  General  and  Administrative  Expenses           2,526             26,205       65,028           111,722
                                                  -----------       ------------    ---------       -----------

Net  Income  (Loss)  before  Other
  Income  and  Expenses                           $     3,502       $    (59,455)   $ (81,388)      $  (109,086)

OTHER  (INCOME)  AND  EXPENSES
Loss on Disposal of Assets and Liabilities                  -              5,802      454,220            26,916
Interest                                                    -             16,322        5,595            48,920
Income  Taxes                                               -                  -            -               800
Gain  on  Settlement  of  Debt                              -                  -     (135,083)                -
                                                  -----------       ------------    ---------       -----------
Total  Other  (Income)  and  Expenses                       0             22,124      324,732            76,636

Net  Income (Loss)                                $     3,502       $    (81,579)   $(406,120)      $  (185,722)
                                                  ===========       ============    =========       ===========

Earnings  (Loss)  Per  Common  Share,
  Basic and Diluted                                      0.01              (0.01)       (0.73)            (0.03)
                                                  ===========       ============    =========       ===========

Weighted  Average  common  Shares  Outstanding        600,015          7,041,965      553,929         7,041,965
                                                  ===========       ============    =========       ===========


The  accompanying  notes  are  an  integral  part of these financial statements.

                              TS Electronics, Inc.
                          (Formerly, Softstone, Inc.)
                            Statement of Cash Flows
            For the Nine Month Periods Ended March 31, 2004 and 2003
                                    Unaudited

                                                          2004          2003
                                                      -----------   -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  Loss                                             $ (406,120)   $ (185,722)
  Adjustments  to  Reconcile  Net  Income  to
    Net  Cash  Flows  from  Operating  Activities:
Depreciation  and  amortization                                -        51,466
Loss  on  sale  of assets                                454,220        26,916
Issuance  of  common  stock  for  services                 8,599             -
Gain  on  settlement  of  debt                          (135,083)            -
Decrease  (Increase)  of  accounts  receivable            (6,008)      (27,452)
Decrease  (Increase)  of  accounts  receivable
  from  affiliates                                         2,500             -
Increase  (decrease)  of  accounts  payable               43,978        (8,652)
Increase  of  accrued  expenses                            2,102        37,049
                                                      ----------    ----------
      Total  Adjustments                                 370,308        79,327
                                                      ----------    ----------

      Net  Cash  Flows from Operating Activities         (35,812)     (106,395)
                                                      ----------    ----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Proceeds  from  sale  of  assets                           2,500        32,576
                                                      ----------    ----------

      Net  Cash Flows from Investing Activities            2,500        32,576
                                                      ----------    ----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
Payments  on  loans  and  debts                           (3,804)       (6,087)
Proceeds  from borrowing                                  35,411        40,100
Cash  received  for  shares  to  be issued                              38,750
                                                      ----------    ----------

      Net  Cash  Flows  from Financing Activities         31,607        72,763
                                                      ----------    ----------

Net  Increase  (Decrease)  in  Cash  and
  Cash  Equivalents                                       (1,705)       (1,057)

Cash  and  Cash  Equivalents at Beginning of Period        1,789         1,253
                                                      ----------    ----------

Cash  and  Cash  Equivalents  at  End  of  Period     $       84    $      196
                                                      ==========    ==========

Supplemental  Cash  Flow  Information:
--------------------------------------
Cash  Paid for Interest                                    5,595        14,057



The  accompanying  notes  are  an  integral  part of these financial statements.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1  DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

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

During the nine months ended March 31, 2004 the Company generated revenues from the brokering of crumb rubber transactions.

Basis  of  presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Receivable  From  Affiliates

Receivables  from  affiliates  are  non-interest  bearing and are due on demand.

Segment  Reporting

During the periods ended March 31, 2004 and 2003, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

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

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

During the six months ended March 31, 2004 the Company did not enter into or issue any stock transactions.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


5.  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2004, the Company had incurred cumulative losses of $3,736,109 and negative working capital of $40,387. The Company's goal to attain profitable operations is dependent upon obtaining financing and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining capital contributions through the sale of common stock, borrowings and cash flow from operations. However, there is no assurance that the Company will be able to implement its plan.

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

Per the agreement, in contemplation of the sale of the Company's assets and liabilities to Softstone, LLC, the entity owned by Gene Boyd, Keith Boyd, and Betty Sue Boyd (the "Boyds" who are related to the Company as officer and related party of the officer of the Company.), the Company issued a total of 239,273 shares of its common stock to Boyds valued at $1,359,071 in exchange for assumption of debt and transfer of assets to LLC amounting $906,851 resulting in a loss of $452,220.

                              TS ELECTRONICS, INC.
                          (Formerly, Softstone, Inc.)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

     Results  of Operations - Third Quarter (Q3) of Fiscal Year 2004 Compared to
     ---------------------------------------------------------------------------
     Third  Quarter  of  Fiscal  Year  2003
     --------------------------------------

     TS Electronics had sales of $18,458 in Q3 2004, as compared with sales of $5,079 in Q3 2003 (TS Electronics' fiscal year ends on June 30). Until TS Electronics (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $2,526 in Q3 2004 as compared with $26,205 in Q3 2003.

     We had net income of $3,502 in Q3 2004, or $0.01 a share, as compared with a loss of $81,579 in Q3 2003, or $(0.01) a share.

     Results  of  Operations - First Nine Months of Fiscal Year 2004 Compared to
     ---------------------------------------------------------------------------
     First  Nine  Months  of  Fiscal  Year  2003
     -------------------------------------------

     TS Electronics had sales of $25,775 in the first nine months of FY 2004 (March 31, 2004) compared to sales of $95,354 in the first nine months of FY 2003 (March 31, 2003). Until TS Electronics (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

     Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $65,028 in the first nine months of FY 2004 as compared with $111,722 in the first nine months of FY 2003.

     We had a net loss of $406,120, or $0.73 a share, in the first nine months of FY 2004 as compared with a net loss of $185,722, or $0.03 a share, in the first nine months of FY 2003. The loss was due primarily to a loss of $454,220 on the disposal of asserts, although we did gain $135,083 in the settlement of debts.

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

Dated:  May  17,  2004
                                    TS  ELECTRONICS,  INC.


                                    By:/s/  Keith  P.  Boyd
                                    --------------------------------------------
                                    Keith  P.  Boyd,  President

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              Index to Exhibits to
                              Form 10-QSB 03-31-04

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