Form 10KSB
period 2004-06-30
TS ELECTRONICS INC
filed 2004-10-14
CIK 1106644

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

TS Electronics, Inc.
(formerly named Softstone Inc.)
(Exact name of registrant as specified in its charter)

Delaware (state of incorporation)	000-29523 (Commission File Number)	73-1564807 (IRS Employer I.D. Number)

111 Hilltop Lane, Pottsboro, TX 75076
903-786-9618
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $23,275

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity ($0.925), as of October 11, 2004: $277,513.

As of October 11, 2004, there were 600,015 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

ii

iii

iv

Item 1. Description of Business.

Business Development.

Our company TS Electronics, (formerly, Softstone, Inc.) was incorporated on January 28, 1999, pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our company’s business. Our initial business operations were conducted at 620 Dallas Drive, Denton, Texas 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, Oklahoma. In June 2002 we moved our production facilities to a building in Ardmore, OK at an industrial air park and we moved our office facilities to 111 Hilltop Lane, Pottsboro, Texas 75076, which is our present address. Our principal operations began in the quarter ended September 30, 2002. On August 13, 2003 we changed our name to TS Electronics, Inc.

Description of Business

Our focus initially was solely on realizing the commercial benefits of a process developed and patented by our first president, Frederick Parker. This process converts waste tires into useful products. The Parker I System machine was constructed in Ardmore, Oklahoma as a proof-of-concept prototype. With certain adjustments made, this machine became a production model that ingests whole tires at one end of the machine and ejects rubber modules at the other end with virtually no waste or contaminants. The rubber modules are virtually indestructible and have been tested for use as a playground covering, pathways, walking trails, horse barn stalls and other uses. We were not successful in promoting this business, wrote off all assets associated with the business and shifted our attention to the commercial possibilities of a superior, newly discovered devulcanization process to which we acquired a 5.5-year exclusive license for the Western Hemisphere. In addition we began an importation business dealing in hard-to-find and specialty crumb rubber. To date, we have not been successful in either of these endeavors and have abandoned all efforts in such pursuit.

Employees

At present we have one full-time employee that draws no salary or compensation and no part-time employees.

Acquisition of China ESCO Holdings Limited. Effective August 11, 2004, we entered into a Stock Exchange Agreement (the "Agreement") with Mr. Hou Xiao, the sole shareholder of China ESCO and its wholly owned operating subsidiary, AsiaNet. China ESCO was incorporated on February 13, 2001, to be the present holding company of AsiaNet that was organized on April 25, 2000, in the Zhu Hai City Economic Special District, Guangdong Province in The People’s Republic of China (the "PRC). China ESCO is engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

The Agreement provides that our company will issue approximately 11,201,902 shares of its restricted common stock in exchange for 100% of the issued and outstanding capital stock of China ESCO which will represent approximately 94% of the then total issued and outstanding common stock of our company after the exchange.

General. China ESCO Holdings Limited ("China ESCO") is an energy saving technology company that was incorporated on February 13, 2001 in the Hong Kong Special Administrative Region of China in The People’s Republic of China (the "PRC").

Substantially all of the operations of China ESCO are conducted through its wholly-owned subsidiary AsiaNet PE Systems Limited ("AsiaNet") which was incorporated on April 25, 2000 in the Zhuai City Economic Special District in Guangdong Province in the PRC. The predecessor of AsiaNet was a company located in New Zealand that was organized in 1994. The principal business activities of AsiaNet is the design and manufacturing of energy saving devices for air conditioning systems, motors and other electrically operated equipment and systems in the PRC. The Zhuai provincial government has issued a Certificate of Authority to AsiaNet as an enterprise with foreign investment in the PRC and classified AsiaNet as a wholly owned foreign enterprise ("WOFE") which entitles AsiaNet to substantial PRC corporate income tax benefits.

Both our company and China ESCO have commenced due diligence investigations of each other in preparation for the consummation of the transaction. We plan to prepare appropriate shareholder materials for dissemination to the shareholders to obtain shareholder approval of the proposed transaction as soon as practicable, subject to completion of due diligence and receipt of appropriate financial statements of China ESCO and its subsidiary.

If the transaction is consummated, our name is expected to be changed to "China ESCO Corporation" or such other name as selected by China ESCO. Upon closing, all of our current officers and directors will resign and be replaced by officers and directors of China ESCO. The Agreement also contemplates the adoption of a 2004 Stock Benefit Plan, the appointment of the new auditors of China ESCO as the independent auditors of our company and the filing of an amendment to the Certificate of Incorporation of our company to change its name, as described above, and to increase the authorized number of shares of its common stock from 30,000,000 shares to 50,000,000 shares of common stock.

The consummation of the transaction with China ESCO is subject to a number of conditions, including approval by the board of directors of our company and China ESCO and the shareholders of our company and China ESCO, completion of satisfactory due diligence, receipt by our company of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. As a result of the exchange of the China ESCO stock in exchange for our company’s stock, China ESCO will become a wholly-owned subsidiary of our company.

Business of China ESCO.  The manufacturing system of China ESCO has been verified by the China Quality Certification Center and has been granted certificate IS0 #9001:2000 and certificate IS0 #14001. Its products have passed the test procedures of the Wuhan High-Voltage Research Institute. China ESCO also passed the requirements for the China National Compulsive Certification (3C Certification) and the China National Saving Certification.

All of the products of China ESCO are researched and developed by the technicians of the Company. All key components of its products are manufactured by China ESCO, and other affiliated components are acquired from approximately 200 unaffiliated third party vendors. In addition to its direct marketing activities, China ESCO has distribution relationships with more than 200 authorized distribution companies with sales and distribution to over 30 provinces in the PRC.

China ESCO has manufactured more than 100 series of products that primarily are used in electrical appliances such as motors, air conditioners, illumination equipment, oil pumps, boilers, and electrical transmission and distribution purposes. It has a broad range of customers, including numerous small and middle size companies, in various industries such as manufacturing, smelting, oil and gas, electronics, textiles, hospitals and publishing.

China ESCO emphasizes the service and maintenance of its energy saving products and systems after their sale to its customers, and has 25 service centers in the PRC that provide 24 hour/seven days a week services to its customers.

The principal executive office of China ESCO in the PRC is at: Jinye Industrial Mansion No2, GangEr Road, Qianshan Zhuhai, Guangdong, P.R. China, Post Code: 519020.

WOFE Tax Rates. Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is generally payable by enterprises at a rate of 33% of their taxable income. China ESCO became entitled to a tax holiday of "two years’ full exemption beginning in 2001, and then became entitled to three years at one half of the applicable tax rate" thereafter, during which such enterprises are able to enjoy further preferential tax treatment. As a result, China ESCO was entitled to the full WOFE exemption for the years of 2001 and 2002. Commencing with the year of 2003, the Company became entitled to a tax exemption at an applicable tax rate of 7-1/2% of taxable income.

Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Summary of Financial Information. The following information is a summary of a consolidated financial information regarding China ESCO and its subsidiaries:

		Year ended				Six Months
		December 31 (audited)				ended June 30 (unaudited)
		2002		2003		2003		2004
Selected Income Statement Data:
Operating revenues		$2,147,897		$2,904,489	$		$
Operating income		$383,180		$1,219,629	$		$
Net income applicable to Capital Stock		$404,820		$1,148,626	$		$
Fully diluted income per average share	$		$		$		$
Dividends per of Capital Stock	$		$		$		$
Average fully diluted shares outstanding	$		$		$		$
Selected Balance Sheet Data:	$		$		$		$
Current assets		$699,338		$1,485,021	$		$
Total assets		$991,015		$1,850,679	$		$
Long-term debt (including current portion)		$-0-		$-0-	$		$
Capital stockholders equity		$251,722		$1,193,722	$		$

Management of China ESCO. Upon the closing of the reorganization of our company with China ESCO, it is expected that our management will be changed and will comprised of the following persons:

Name	Age	Position

Hou Xiao	46	Chief Executive Officer and President

Liao Jing	27	Vice President, Treasurer and Chief
		Financial Officer

Peng Fei	32	Vice President - Production

Fang Fang	34	Vice President - Human Resources

Zhu Na	25	Secretary

Hou Xiao (also known as "Michael") has been the Chief Executive Officer, President and the sole shareholder of China ESCO and AsiaNet since 1997. He is responsible for the overall strategic planning, management and business development of China ESCO. From June 1986 to January 2002, he was a researcher at the Hubei Academy of Social Sciences in the PRC. From August 1993 to September 1994, he was the Communications Manager of Fukuyama Holdings in New Zealand. Mr. Hou received a degree in 1990 in American culture and language at the Post Graduate School of China Academy of Social Sciences, and received a degree from Hebei Broadcasting & TV University in 1984 in Chinese language and literatue.

Liao Jing (also known as "Maddy") has been the Chief Financial Officer of China ESCO and AsiaNet from February 2001 to the present. From 1999 to 2001 Mr. Liao was an accountant for Zhuai Sunrana Cosmetics Co., Ltd. in the PRC. Ms. Liao received a degree in accounting at Shanghai Lixin University of Commerce in 2001, and received a degree from the University of International Business & Economics in accounting in 204.

Peng Fei (also known as "Likoff") has been the Production Department Manager of China ESCO and AsiaNet from May 2001 to the present. From September 1998 to May 2001, Mr. Peng was an electrical engineer for Zhuhai Coca-Cola Beverage, Ltd. in the PRC. From July 1995 to September 1998, Mr. Peng was a real estate representative for China Agriculture Group, Zhuhai Parent Co. Mr. Peng has studied Produce Process Automatization at South China University of Technology in the PRC.

Fang Fang (also known as "Sendy") has been the Human Resources Manager of China ESCO and AsiaNet from July 2001 to the present. From November 1997 to July 2001, Ms. Fang was the office supervisor of Zhuai International Financial Building Company, Ltd. Ms. Fang studied foundry operations at the Dongbei Industry Institute in the PRC.

Zhu Na (also known as "Rebecca") has been the Secretary of China ESCO and AsiaNet since 2003. Ms. Zhu received a Masters in Business Administration from the Royal Roads University of Canada in 2003. From September 1996 to July 2000 Ms. Zhu studied English and trading at The International Relationship Institute of PLA.

Reports to Security Holders

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

Item 2.    Description of Property.

We neither own nor lease any office or manufacturing space. Our office space is provided rent free in Pottsboro, Texas by our president.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of our stockholders during the last fiscal year or during the subsequent period to the filing of this report. However, we took the following action on August 13, 2003 pursuant to the written consent of the record holders of a majority of the outstanding shares of our common stock:

·	We changed our name from Softstone Inc. to TS Electronics, Inc.

·	We consolidated to 600,015 shares all outstanding shares of our common stock, effective August 14, 2003.

By written consent of the record holders of a majority of the outstanding shares, we approved the following actions, subject to our mailing an Information Statement to the non-consenting shareholders:

·	We would issue 5,350,000 shares of our Common Stock to TS Electronics (China) Corp. in exchange for all its capital stock.

·	We would sell to an entity owned by Gene F. Boyd, Betty Sue Boyd and Keith P. Boyd ("the Boyds"), who are our present controlling shareholders, in exchange for their paying or obtaining the written release of approximately $1,032,588 of company debt owed to the Boyds and other creditors -

·	our rubber business and related assets,

·	50,000 shares of post-consolidation stock, and

·	100,000 Common Stock Purchase Warrants exercisable for one year at $1.25 a warrant.

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

Item 5.    Market for Common Equity and Related Stockholder Matters.

Our common stock was admitted to trading on the OTC Bulletin Board on April 17, 2002. Its stock symbol initially was "SOFS." On August 15, 2003 the symbol was changed to "TSET". The following table shows the quarterly high and low prices of the stock since it was admitted to trading through June 30, 2004, which was before the stock symbol change. The prices reflect inter-dealer quotations without mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Calendar 2002:
2nd Qtr	0.51	0.11
3rd Qtr	0.25	0.06
4th Qtr	0.17	0.05

Calendar 2003:
1st Qtr	0.1	0.1
2nd Qtr	0.1	0.05
3rd Qtr	5.4	0.08
4th Qtr	5.2	2.0

Calendar 2004:
1st Qtr	0.2	0.6
2nd Qtr	0.65	0.52

There are approximately 168 holders of record of our company’s common stock.

Our company has declared no dividends on our common stock. There are no restrictions that would or are likely to limit the ability of our company to pay dividends on its common stock, but we have no plans to pay dividends in the foreseeable future and intend to use earnings for the expansion of our business.

Recent Sales of Unregistered Securities

During the past three years Softstone sold shares of its Common Stock without registering them as follows:

Date	Amount	Purchasers	Dollar Amount of Consideration	Type of Consideration

01/10/02
01/10/02
01/10/02
01/10/02
01/10/02
01/10/02
02/12/02
02/12/02
02/12/02
02/12/02
02/12/02
02/12/02
02/22/02
02/22/02
03/18/02
03/18/02
03/18/02
03/18/02
03/18/02
03/25/02
03/25/02
03/25/02
03/25/02
04/02/02
05/07/02
05/07/02
05/07/02
05/07/02
05/07/02
05/07/02
05/07/02
05/07/02
06/06/02
06/06/02
07/01/02

100,000
50,000
52,250
12,500
25,000
55,000
250,000
12,500
50,000
25,000
55,000
6,469
24,919
63,623
250,000
4,000
25,000
14,000
9,000
10,000
10,000
200
200
-25,000
5,000
2,000
2,500
5,000
5,000
5,000
5,000
5,000
3,000
55,000
10,000

Keith Boyd(2)
Art Beroff(2)(5)
Gene Boyd(2)
Phillip W. Loveless(3)(4)(5)
Ailbe Allen(2)(3)
Mariantonietta Denti(2)
Robert Bramlett(4)
William Wetzel(3)
Art Beroff(2)(5)
Ailbe Allen(2)
Mariantonietta Denti(2)
Marcia Hein(2)
Ailbe Allen(2)(3)
Mariantonietta Denti(2)
Keith Boyd(2)
Beth Halek(3)
Robert Bramlett(4)(5)
Joseph Johnston(2)(5)
Gene Boyd(2)
Gene Boyd(2)
Jerry D. Nance(4)
Stephen K Nance(4)
Jerry Kregg Nance(4)
Ailbe Allen(2)(5)
Neil Havmes(2)(4)
Wade E. Hughes(2)(3)
Zachary A. Miller(2)(4)
Zachary A. Miller(4)
Neil A. Haymes(2)(4)
Steve K. Russell(2)(4)
Jon Flake Barnes(2)(4)
David Little(2)(4)
Betty S. Boyd(2)
West(4)
David Helmers(2)(3)
			10,000 5,000 26,125 5,000 10,000 6 125,000 6,250 5,000 10,000 6 1 3 6 25,000 2,000 12,500 1,400 9,000 10,000 5,000 100 100 -10,000 2,500 1,000 1,250 1,250 2,500 2,500 2,500 2,500 3,000 22,500 5,000
CEO Services. Director of the issuer.
Introduction of SOFS to Levgum
Interest Payment for Loan. Director of the issuer.
Cash. Merger with Kilkenny.
Cash
Merger with Kilkenny.
Cash
Cash
Softstone/Levgum Negotiations
Incorrectly Issued
Merger with Kilkenny.
Merger with Kilkenny.
Merger with Kilkenny.
Merger with Kilkenny.
CEO Services. Director of the issuer.
Cash
Loan Incentive(2)
Consulting Services regarding Merger with Kilkenny.
Loan Incentive. Director of the issuer.
Loan Incentive. Director of the issuer.
Cash
Adjustment
Cash
Adjustment
Cash
Cash
Cash
Cash
Cash
Loan Incentive. Director of the Issuer.
Cash
Cash
Cash

07/01/02	1,000	Alan Burris(2)(4)	330	Cash
07/01/02	1,000	Freeman Loughridge(2)(4)	330	Cash
07/02/02	1,000	Eric Swenson(2)(4)	330	Cash
07/09/02	1,500	Caitlin Adams(2)(4)	495	Cash
07/09/02	1,500	Kathleen Hattensty(2)(4)	495	Cash

05/14/03	240,000	Marvin Templer(2)(3)(5)	24,000	Cash
05/14/03	5,000	Donald Gray(2)(4)	500	Cash
05/14/03	10,000	Kenneth Hendrick(2)(3)	1,000	Cash
05/14/03	150,000	Danilo Cacciamatta(2)(5)	10,000	Loan Repayment
05/14/03	150,000	Gary Bryant(2)(5)	10,000	Loan Repayment
05/14/03	25,000	John Melton(2)(5)	2,500	Cash
08/04/03	344	Issued for cash included in a prior period(2)(4)	2,515	Cash
08/04/03	1,147	Issued as a loan incentive included in a prior period(2)(4)	2,000	Loan Incentive
08/04/03	6,879	Issued to settle various accounts payable(2)(4)	40,519	Accounts Payable
08/04/03	1,988	Issued to settle various claims for compensation for services(2)(4)	14,145	Services
08/04/03	229	Issued to extinguish interest owed on loans payable(2)	1,024	Interest Payment
08/04/03	239,273	Issued to Boyd family for their assumption of company debt(2)(3)	1,409,318	Extinguish Debt

____________________

                          (1) Left blank purposely.
(2)	Sold in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. All purchasers in the above list were either "accredited investors" or, if not, did not exceed 35 in number and were provided with offering materials that met the requirements of a Form SB-2 offering circular. All purchasers were provided with an opportunity to ask questions of management before making their investment decisions. No public solicitation or public advertising was used in connection with the sales.
(3)	A family member of a Board Member.
(4)	A close friend of a Board Member.
(5)	Already a shareholder of the company when this purchase was made.

Item 6.    Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Results of Operations - Fiscal Years Ended June 30, 2003 and June 30, 2004

The following table presents, as a percentage of sales, certain selected financial data for each of fiscal years ended June 30, 2003 and June 30, 2004:

	Fiscal Year Ended
	06-30-2003	06-30-2004

Sales	100%	100%
Operating expenses	509%	604%
Income (loss) from operations	(409)%	(504)%
Other expenses	64%	(1,662)%
Net income (loss)	(474)%	(2,166)%
Net loss per share(1)	$(1.59)	$(0.89)
____________________

(1)    Based on each 21.8045 shares outstanding on August 14, 2003 being consolidated to one share.

Sales

Sales of $110,079 for fiscal year 2003 decreased by $86,804, or 79 percent, to sales of $23,275 in fiscal 2004. The decrease is due to our abandonment of all activities as a going concern.

Operating expenses

Operating expenses decreased to $140,644 in fiscal 2004 from $560,795 in fiscal 2003. This 25 percent decrease is attributed primarily to our decision to discontinue our module manufacturing operations in Ardmore, storing the Parker System at a rent free facility, and our President providing our office rent free at our current address, 111 Hilltop Lane, Pottsboro, Texas.

Net income (loss)

Our net loss of $504,292 in fiscal 2004 compares to our net loss of $521,439 in fiscal 2003. This loss is attributable to our abandonment in FY 2004 of all active business pursuits.

Balance sheet items

Current assets consist of $84 in cash and cash equivalents on June 30, 2004. Our liabilities of $68,406 include $58,563 owed to our securities law counsel and other professional fees of $9,843.

Liquidity and Capital Resources

During the fiscal year ended June 30, 2004, we incurred a loss of $504,190 in the liquidation of debts by the issuance of stock.

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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 7.    Financial Statements.
Page
Independent Auditors’ Report dated October 7, 2004	12
Balance Sheet June 30, 2004	13
Statements of Operations for the years ended
June 30, 2004 and 2003	14
Statements of Stockholders’ Equity for the years ended
June 30, 2004 and 2003	15
Statements of Cash Flows for the years ended
June 30, 2004 and 2003	16
Notes to the Financial Statements	17

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TS Electronics, Inc. (formerly, Softstone, Inc.)

We have audited the accompanying balance sheet of TS Electronics, Inc. (formerly, Softstone, Inc.) as of June 30, 2004 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TS Electronics, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had accumulated deficit of $3,834,281 through June 30, 2004 and negative working capital of $68,322 at June 30, 2004. These factors, as discussed in Note 7 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Evans, Gaither & Associates PLLC

Evans, Gaither & Associates PLLC
October 7, 2004
Oklahoma City, Oklahoma

TS Electronics, Inc.
(Formerly, Softstone, Inc.)
Balance Sheet

June 30,
2004
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$84
Total Current Assets	84

Total Assets	$84

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$68,406
Total Current Liabilities	68,406

Total Liabilities	68,406

STOCKHOLDERS' DEFICIT
Common stock - $.001 Par Value; 30,000,000 shares
authorized; 600,015 shares issued and outstanding	600
Shares To Be Issued	2,000
Additional Paid in Capital	3,763,359
Deficit Accumulated	(3,834,281)

Total Stockholders' Deficit	(68,322)

Total Liabilities and Stockholders' Deficit	$84

The accompanying notes are an integral part of these financial statements.

TS Electronics, Inc.
(Formerly, Softstone, Inc.)
Statements of Operations
For the Years Ended June 30, 2004 and 2003

	Year Ended June 30,
	2004	2003
		(Restated)
REVENUES	$23,275	$110,079

EXPENSES
Impairment of Property & Equipment	-	295,074
Cost of Goods Sold	47,681	-
General and Administrative Expenses	92,963	265,721
Total Expenses	140,644	560,795

Loss from Operations	$(117,369)	$(450,716)

OTHER INCOME AND (EXPENSES)
Miscellaneous Income	2,500	159
Loss on Disposal of Assets and Liabilities	(504,190)	(17,741)
Interest Expense	(5,595)	(46,191)
Gain (Loss) on Settlement of Debt	120,362	(6,950)
Total Other (Income) and Expenses	(386,923)	(70,723)

Net Income (Loss)	$(504,292)	$(521,439)

Earnings (Loss) Per Common Share, Basic and Diluted	$(0.89)	$(1.59)

Weighted Average common Shares Outstanding	565,450	326,941

The accompanying notes are an integral part of these financial statements.

TS Electronics, Inc. (Formally Softstone, Inc.)
Statements of Changes in Stockholders' Deficit
For the Years Ended June 30, 2004 and 2003 (Restated)

				Shares		Total
	Common Stock		Additional	To Be	Deficit	Stockholders'
	Shares	Amount	Paid-In Capital	Issued	Accumulated	Deficit

Balance - June 30, 2002	322,959	$7,042	$2,232,162	$2,999	$(2,808,550)	$(566,347)

Reverse stock split 21.8045:1 on August 14, 2003	-	(7,288)	7,288	-	-	-

Shares issued for Cash	12,841	280	35,955	-	-	36,235

Stock issued for settlement of notes payable	13,759	300	17,700	-	-	18,000

344 Shares of common stock to be issued for cash	-	-	-	2,515	-	2,515

Shares issued for cash included in the prior period	138	3	996	(999)	-	-

Adjustment to share price	458	13	(13)	-	-	-

1,147 Shares of common stock to be issued for loan incentive	-	-	-	2,000	-	2,000

Net loss	-	-	-	-	(521,439)	(521,439)

Balance - June 30, 2003	350,155	350	2,294,088	6,515	(3,329,989)	(1,029,036)

Shares issued for cash included in the prior period	344	1	2,514	(2,515)	-	-

Shares issued for settlement of related party accounts payable	6,879	7	40,512	-	-	40,519

Shares issued for services	1,988	2	14,143	-	-	14,145

Shares issued for interest	229	-	1,024	-	-	1,024

Shares issued for loan incentive included in prior period	1,147	1	1,999	(2,000)	-	-

Stock issued for the disposal of assets and liabilities	239,273	239	1,409,079	-	-	1,409,318

Net loss	-	-	-	-	(504,292)	(504,292)

Balance - June 30, 2004	600,015	$600	$3,763,359	$2,000	$(3,834,281)	$(68,322)

The accompanying notes are an integral part of these financial statements.

TS Electronics, Inc.
(Formerly, Softstone, Inc.)
Statements of Cash Flows
For the Years Ended June 30, 2004 and 2003
		(Restated)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(504,292)	$(521,439)
Adjustments to Reconcile Net Income to
Net Cash Flows used in Operating Activities:
Depreciation and amortization	-	67,271
Loss on sale of assets	504,190	17,741
Issuance of common stock for services	14,145	-
Shares to be issued for loan incentive	-	2,000
(Gain) Loss on settlement of debt	(120,362)	6,950
Impairment of assets	-	295,074
Decrease (Increase) of accounts receivable	-	818
Increase (decrease) of accounts payable & accrued expenses	70,507	38,459

Total Adjustments	468,480	428,313

Net Cash Flows used in Operating Activities	(35,812)	(93,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2,500	32,576

Net Cash Flows provided by Investing Activities	2,500	32,576

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans and debts	(3,804)	-
Proceeds from borrowing	35,411	22,336
Receipt of cash for stock to be issued	-	2,515
Cash received for issuance of common stock	-	36,235

Net Cash Flows provided by Financing Activities	31,607	61,086

Net Increase (Decrease) in Cash and Cash Equivalents	(1,705)	536

Cash and Cash Equivalents at Beginning of Period	1,789	1,253

Cash and Cash Equivalents at End of Period	$84	$1,789

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest	$5,595	$13,898

The accompanying notes are an integral part of these financial statements.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

1.      ORGANIZATIONS AND DESCRIPTION OF BUSINESS

TS Electronics, Inc. (formerly, Softstone, Inc.) (the "Company"), a Delaware corporation, was incorporated on October 7, 1998. The Company was formed to manufacture a patented rubber product used in the road and building construction industries. Its principal activities have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Prior to July 2002, the Company was in the development stage as defined by Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". Its principal operations began in the quarter ended September 30, 2002. On August 13, 2003, the Company changed its name to TS Electronics, Inc.

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

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset. The Company reevaluated its property and equipment at June 30, 2003 and determined all the non-current assets have been impaired and were of no value.

        Revenue recognition

Revenue is recognized when merchandise is shipped to a customer.

Income taxes

Deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws.

        Fair value of financial instruments

The carrying amount of all financial instruments at June 30, 2004, which consist of various professional and related party payables, approximate their fair values.

Accounts payable and receivable

The Company has an amount payable to a related party of $7,036 as of June 30, 2004 which represents professional fees and miscellaneous expenses paid by the related party on behalf of the Company. The Company also has an accounts receivable from the same related party of $3,508 as of June 30, 2004 which relates to the transfer of crumb rubber revenues from the Company to the related party. The related party accounts payable has been reduced by $3,508 for financial statement presentation. The amounts are due on demand, unsecured and interest free.

During the year ended June 30, 2004 the related party paid or agreed to pay a total of $53,911 of expenses incurred by the Company of which $46,875 was incurred and recorded during the quarter ended September 30, 2003. Effective September 30, 2003 the related party accepted stock in lieu of payment of these liabilities. The related party received 239,273 shares of common stock for the assumption of all notes payable, accounts payable and accrued expenses. Subsequent to September 30, 2003 the Company has incurred additional expenses of $7,036 which the related party has agreed to pay.

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

Basic and diluted net loss per share for the twelve month period ended June 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since there are no dilutive securities outstanding.

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

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2004, the Company does not have any options for share purchase or warrants outstanding.

Accounting developments

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement was effective for the Companies' interim reporting period ending January 31, 2003. The adoption of SFAS 148 did not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of accounting Research Bulletin ("ARB") No. 51 "Consolidated Financial Statement". In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) that replaced the original FIN 46. Interpretation No. 46R addresses consolidation by business enterprises of variable interest entities, which one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

Interpretation No. 46R, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 as revised, applies to small business issues no later than the end of the first reporting period that ends after December 15, 2004.

This effective date includes those entities to which Interpretation No. 46R had previously been applied. However, prior to the required application of Interpretation 46R, a public entity that is a small business issuer shall apply Interpretation No. 46R or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

Interpretation No. 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

On April 30, 2003 the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations or cash flows.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

In June 2003, the FASB issued an Exposure Draft for a proposed statement of financial accounting standards ("SFAS") entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders. The Company does not believe that this exposure draft will have a material effect on the Company’s financial position or results of operations

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation

3.     PROPERTY AND EQUIPMENT

The Company reevaluated its property and equipment at June 30, 2003 and determined all the non-current assets have been impaired and were of no value, based upon the fair market value of similar assets. The impaired property and equipment comprised of the following:

Furniture and computer equipment	$42,198
Production and other equipment	450,063
Vehicles	29,381
Accumulated depreciation
and amortization	(226,568)
Property and equipment, net	295,074
Impairment loss	(295,074)
Net carrying value	$-

The Company recorded an impairment expense equal to the book value of property and equipment amounting to $295,074.

4.     NOTES PAYABLE

During the period ended September 30, 2003, the Company issued 6,879 shares of common stock valued at $40,519 for settlement of the accounts payable - related parties totaling $160,881, resulting in a gain of $120,362 on settlement of debt.

Also during the period ended September 30, 2003, the Company issued 239,273 shares of common stock for the disposal of all other notes payable, accounts payable and accrued expenses, net of an accounts receivable of $1,765. The stock was valued at $1,409,318. The net debt and assets disposed of was $905,128 resulting in a loss of $504,190. The Company has no notes payable as of June 30, 2004.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

5.     STOCKHOLDERS' EQUITY

Common stock

During the year ended June 30, 2004, the Company issued common stock in exchange of various services to following parties:

During the year ended June 30, 2004, the Company issued 344 shares of common stock for cash received in the prior year.

During the year ended June 30, 2004, the Company issued 6,879 shares of common stock valued at $40,519 for settlement of notes payable amounting to $160,881 resulting in a gain of $120,362 on settlement of debt.

During the year ended June 30, 2004, the Company issued 1,988 shares for services valued at $14,145.

During the year ended June 30, 2004, the Company issued 229 shares of common stock for interest valued at $1,024.

During the year ended June 30, 2004 the Company issued 1,147 shares for loan incentives included in the prior period valued at $2,000.

During the year ended June 30, 2004, the Company issued 239,273 shares of common stock valued at $1,409,318 for the disposal of assets and liabilities resulting in a loss of $504,190.

6.     INCOME TAXES

The Company's effective income tax benefit differed from the benefit computed using the federal statutory tax rate as follows:

	Year Ended June 30,
	2004	2003

Federal statutory rate	$171,459	$177,289

Nondeductible expenses	-	(443)

Change in valuation allowance	(171,459)	(176,846)
Net Carrying Value	$-	$-

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

At June 30, 2004 the Company had a net deferred tax asset totaling $636,259 mainly related to a net operating loss carryforward from operating losses incurred of $1,538,000. As carryforwards can only be used to offset future taxable income, management has fully reserved this net deferred tax asset with a valuation allowance until it is more likely than not that taxable income will be generated. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Net operating loss carryforwards can be carried forward for fifteen years for federal tax purpose subject to certain limitations and they will expire in the year 2018.

7.    GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $3,834,281 at June 30, 2004 and a negative working capital of $68,322 at June 30, 2004. In view of the matters described above, the ability to pay the obligations shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining funding from related parties to pay for professional fees to sustain the Company until the Company is sold to a new entity. However, there is no assurance that the Company will be able to implement its plan.

8.    REORGANIZATION

On July 31, 2003, the Company entered in to a reorganization agreement with TS Electronics Corporation (TSEC), a Delaware corporation. Under the reorganization agreement, TSEC shareholders were to purchase from the Company, 5,350,000 shares of its common stock in a private placement under rule 506 of the Regulation D of the Securities Act of 1933, in exchange for the transfer to the Company of all the capital stock of TSEC. Under the agreement, all of the directors of the Company were to be replaced by the designee of TSEC to fill this vacancy and become the director of the Company.

Per the agreement, TSEC and its shareholders were to be indemnified by the Company against any liabilities arising either from a failure of the Company or its current president to discharge all liabilities of the Company. The closing of the agreement was to be effective subject to compliance of Securities and Exchange filing rules and regulations.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

Pursuant to the reorganization agreement, on August 13, 2003, the Company filed its Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name to "TS Electronics, Inc." and consolidating the common stock of the corporation. The stock consolidation to 600,015 shares, $0.001 par value, effective August 14, 2003, consolidates each 21.8045 outstanding shares to one share, with fractional shares being rounded up or down to the nearest whole number.

On January 20, 2004, the Company withdrew the preliminary information statement and amendments for the reason that the proposed business combination between the two companies had been abandoned.

9.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted properly in the Company's financial statements. The Company reevaluated the Company’s property and equipment at June 30, 2003 as the Company was contemplating an acquisition and determined all the non-current assets have been impaired and were of no value, based upon the fair market value of similar assets. The impaired property and equipment comprised of the following, at their historical cost:

Furniture and computer equipment	$42,198
Production and other equipment	450,063
Vehicles	29,381
Accumulated depreciation
and amortization	(226,568)
Property and equipment, net	$295,074

The Company recorded an impairment expense equal to the book value of property and equipment totaling $295,074 in the accompanying financial statements. The Company's 2003 financial statements have been restated to correct errors as follows:

The Company has restated its Statements of Operations by disclosing the loss from the impairment of property & equipment at June 30, 2003 (note 3), as a separate line item in the Statement of Operations.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

The effect of the correction of all the errors is as follows:
	AS PREVIOUSLY	AS
Year ended June 30, 2003	REPORTED	RESTATED

PROPERTY & EQUIPMENT, net	$295,074	$-

TOTAL ASSETS	$298,628	$3,554

STATEMENT OF SHAREHOLDERS' DEFICIT
Accumulated deficit:	$(3,034,913)	$(3,329,987)
Total stockholders’ deficit	$(733,960)	$(1,029,034)

STATEMENT OF OPERATIONS:
Operating expenses	$265,721	$560,795
Operating Loss	$155,642	$450,716
Net loss	$226,365	$521,439
Basic and diluted net loss per share	$(0.69)	$(1.59)

10.    SUBSEQUENT EVENT

Effective August 11, 2004 the Company entered into a Stock Exchange Agreement (the "Agreement") with Mr. Hou Xiao, the sole shareholder of China ESCO Holdings Limited ("China ESCO"), a company organized in the Hong Kong Special Administration Region in The People’s Republic of China and its wholly owned operating subsidiary, AsiaNet PE Systems Limited. China ESCO was incorporated on February 13, 2004, to be the present holding company of AsiaNet PE Systems Limited that was organized on April 25, 2000, in the Zhu Hai City Economic Special District, Guangdong Province in the People’s Republic of China (the "PRC"). China ESCO is engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

The agreement provides that the Company will issue approximately 11,201,902 shares of its restricted common stock in exchange for 100% of the issued and outstanding capital stock of China ESCO which will represent approximately 94% of the then total issued and outstanding common stock of the Company after the exchange.

Both the Company and China ESCO have commenced due diligence investigations of each other in preparation for the consummation of the transaction. The Company plans to prepare appropriate shareholder materials for dissemination to the shareholders to obtain shareholder approval of the proposed transaction as soon as practicable, subject to completion of due diligence and receipt of appropriate financial statements of China ESCO and it subsidiary.

TS ELECTRONICS, INC. (Formerly, Softstone, Inc.) NOTES TO THE FINANCIAL STATEMENTS

If the transaction is consummated, the name of the Company is expected to be changed to "China ESCO Corporation" or such other name as selected by China ESCO. Upon closing, all of the current officers and directors of the Company will resign and will be replaced by officers and directors of China ESCO. The Agreement also contemplates the adoption of a 2004 Stock Benefit Plan, the appointment of new auditors as the independent auditors of the Company and the filing of an amendment to the Certificate of Incorporation of the Company to change its name, as described, and to increase the authorized number of shares of common stock from 30,000,000 shares to 50,000,000 shares of common stock.

The consummation of the transaction with China ESCO is subject to a number of conditions, including approval by the board of directors of the Company and China ESCO and the shareholders of the Company and China ESCO, completion of satisfactory due diligence, receipt by the Company of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. As a result of the exchange of the China ESCO stock in exchange for the Company’s stock, China ESCO will become a wholly-owned subsidiary of the Company.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 4, 2004 Kabani & Company, Inc. of Fountain Valley, California, the principal independent accountants of TS Electronics, Inc., formerly Softstone Inc., resigned. Kabani & Company had been engaged as TS Electronics’ and previously Softstone’s principal independent accountants since September 5, 2002, when it replaced Hogan & Slovacek of Oklahoma City and Tulsa as Softstone’s principal independent accountants. See Softstone’s Form 8-K filed with the Commission on September 11, 2002 (Commission File No. 000-29523).

The report of Kabani & Company on the financial statements of TS Electronics for its fiscal year ended June 30, 2003 contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about TS Electronics’ ability to continue as a going concern for the fiscal year ended June 30, 2003, were not otherwise modified as to uncertainty, audit scope, or accounting principles during the period of its engagement (September 5, 2002) to February 4, 2004, the date of resignation. Similarly, the reports of Kabani & Company and Hogan & Slovacek on the financial statements of Softstone contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about Softstone’s ability to continue as a going concern for each of the fiscal years ended June 30, 2002 and 2001, were not modified as to uncertainty, audit scope, or accounting principles during such past two years or the interim period to February 4, 2004, the date of resignation.

During the past two years or interim periods prior to February 4, 2004, there were no disagreements between TS Electronics or Softstone and either Kabani & Company or Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kabani & Company’s or Hogan & Slovacek’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

On February 4 2004, TS Electronics engaged Evans, Gaither & Associates, PLLC of Oklahoma City, Oklahoma as its new principal accountant to audit its consolidated financial statements. TS Electronics did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

Item 8A.    Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

A list of our current officers, directors and significant employees appears below. The directors are elected annually by the shareholders. The officers serve at the pleasure of the board of directors. The directors do not presently receive fees or other remuneration for their services.

Person	Office	Office Held Since	Term of Office
Keith P. Boyd, 30	President Chief Financial Officer Director	2001 2003 2001	October 2004 October 2004 October 2004
Frederick W. Parker, 68	Director	1999	October 2004
Gene F. Boyd, 65	Secretary Chairman of the Board of Directors	1999 1999	October 2004 October 2004

Keith P. Boyd. Mr. Boyd has spent most of his adult life assisting his father, Gene Boyd, with the family interests, Meinecke-Boyd, Inc., located near Ardmore, Oklahoma. After a year in college, he joined the U.S. Navy and ended his naval career as a petty officer - machinist mate 3rd class - aboard the USS Chicago, SSN 721, a nuclear-powered, fast-attack submarine. In late 1998, Mr. Boyd raised the first investor capital for Softstone. He has considerable mechanical skills and abilities and assisted with the design and fabrication of Softstone’s Parker System machine. He formulated Softstone’s sales and marketing effort and has been responsible to date for all of its sales. In June 2001 he was elected president and CEO of Softstone, Inc. (the company’s third) and then merged the company with a 12G reporting shell, making Softstone an SEC-reporting public corporation. Mr. Boyd negotiated our contract with Levgum, Ltd., of Israel and restructured the company to incorporate the devulcanization technology. Keith Boyd has initiated the beginnings of a global market strategy through his research of product applications as well as market entries. He devotes 100 percent of his time to the affairs of our company.

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

Audit committee and Audit Committee Financial Expert

Our directors serve as our audit committee. There is no financial expert serving on the audit committee. We have no financial expert serving on the audit committee, because we have no assets of substantial value and have no ongoing business activities.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended June 30, 2004 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten person of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

Item 10.  Executive Compensation.

No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to the presidents of the company during the last three fiscal years:

						Securities
				Other		Underlying
	Fiscal	Annual		Restricted	Options/	LTIP
Name	Year	Salary	Bonus	Compensation	Stock Awards	SARS	Payouts

Keith Boyd	2004	0	0	0	0	0	0
Keith Boyd	2003	$36,000	0	0	0	0	0
Keith Boyd	2002	$36,000	0	$50,000	0	0	0
Keith Boyd	2001	$36,000	0	$20,000	0	0	0
Frederick Parker	2001	0	0	0	0	0	0

Employment Contracts

We have no long-term compensation plans or employment agreements with any of our officers or directors.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company, with respect to any director or executive officer which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Options

There have been no stock options granted to the officers and directors of our company, nor have there been any other forms of compensation paid to the officers and directors of the company.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the common stock of Softstone as of September 30, 2004 (giving effect to the one-for-each-21.8045 shares of stock consolidation), by each officer and director of our company, by each individual who is known, as of the date of this filing, to be the beneficial owner of more than five percent of our common stock, its only voting security, and by the officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Office
Keith P. Boyd 111 Hilltop Lane Pottsboro, TX 75076	74,129	12.4	President Director
Frederick W. Parker 811 N. Rockford Place Ardmore, OK 73401	35,562	5.9	Director
Gene F. Boyd 712 Franklin Court Ardmore, OK 73401	200,122	33.4	Secretary Director
Betty Sue Boyd 612 Franklin Court Ardmore, OK 73401	25,015	4.2
Officers and Directors as a Group (3 persons)	334,828	55.9

(1)	Mr. Parker’s shares are held of record by the Frederick W. Parker Family Limited Partnership.

(2)	Of these shares, 712,745 are held of record by the Gene F. Boyd Revocable Living Trust, 10,000 shares are held of record by Meinecke/Boyd, Inc., a company under the control of Mr. Boyd, and 27,551 are held of record by the Betty Sue Boyd Revocable Living Trust.

Item 12.  Certain Relationships and Related Transactions.

During fiscal years 2003 and 2004, the following outstanding notes payable were either issued or renewed from earlier years. In each instance, the notes were either guaranteed by Gene Boyd, who is a director and the secretary of our company, or were issued to him and his spouse, Betty Sue Boyd, in exchange for loans of money to the company by them:

Revolving note payable to bank; interest
rate 7.5%, due on December 05, 2005	$88,468

Notes payable to stockholder, 8% & 12%
interest rates and due on demand	600,889

Bank term loan; 6.78% interest rate;
Maturing September 13, 2003	37,857

Bank term loan; interest at 6.25%
(variable); collateralized by equipment,
accounts receivable and intangibles
and guaranteed by the principal stockholder
of the Company, due July 15, 2005	25,331

Note payable to stockholder; interest free;
due on demand	160,879

All of the above notes have been released, and the obligations have been assumed by the Boyd family.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit	Item

2	Agreement and Plan of Reorganization of July 24, 2001 between Softstone, Inc. and Kilkenny Acquisition Corp.*

3	Certificate of Incorporation of Softstone Inc.*

3.1	Bylaws of Softstone, Inc.*

10	Lease Agreement of February 1, 2000, between Ardmore Development Authority, as lessor, and Softstone, Inc., as lessee.*

10.1	Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

10.2	Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

10.3	Agreement of March 15, 2002 with Levgum, Inc. concerning exclusive license to Western Hemisphere for Levgum’s devulcanization technology.**

10.4	Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

10.5	Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

10.6	Form of August 1, 2003 Lockup Agreement between TS Electronics Corporation, certain shareholders of Softstone Inc. and the custodian.+

10.7	Stock Exchange Agreement dated August 11, 2004.++

14	Code of Ethics for CEO and Senior Financial Officers.

16.2
Letter of March 8, 2004 of Kabani & Company, Inc. agreeing with the statements made in Amendment No. 1 to Form 8-K by TS Electronics, Inc., concerning TS Electronics’ change of principal independent accountants.+++

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	United States Patent No. 5,714,219.*

*	Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

**	Previously filed with Form 10-QSB May 20, 2002 Commission File No. 000-29523; incorporated by reference.

***	Previously filed with Form 8-K September 11, 2002 Commission File No. 000-29523; incorporated by reference.

+	Previously filed with Form 10-QSB 09-30-03 Commission File No. 000-29523, incorporated by reference.

++	Previously filed with Form 8-K (Exhibit 10.1) 08-17-04 Commission File No. 000-29523, incorporated by reference.

+++	Previously filed with Amendment 1 to Form 8-K 02-04-04 Commission File No. 000-29523, incorporated by reference.

(b) Forms 8-K

Form 8-K dated August 17, 2004, reporting Item 1 - Change in Control of Registrant, and Item 2 - Acquisition or Disposition of Assets; and Item 7(b) - Exhibits (Commission File #000-29523, EDGAR Accession #0001060830-04-000308 filed August 20, 2004).

Amendment No. 1 to Form 8-K dated August 17, 2004, reporting Item 1.01 - Entry into a Material Definitive Agreement, and Item 9.01 - Financial Statements of Business Acquired (Commission File #000-29523, EDGAR Accession #0001060830-04-000333 filed October 4, 2004).

Item 14.  Principal Accountant Fees and Services

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:
Fiscal Year ended June 30, 2004	$11,000
Fiscal Year ended June 30, 2003	$15,250

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

Fiscal Year ended June 30, 2004	$-0-
Fiscal Year ended June 30, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended June 30, 2004	$-0-
Fiscal Year ended June 30, 2003	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended June 30, 2004	$-0-
Fiscal Year ended June 30, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services.   The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TS Electronics, Inc. (formerly named Softstone Inc.)

Date: October 13, 2004	By:	/s/ Keith Boyd
Keith Boyd
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2004	By:	/s/ Keith Boyd
Keith Boyd
President, Chief Financial Officer and Director

Date: October 13, 2004	By:	/s/ Gene Boyd
Gene Boyd
Secretary and Director

TS ELECTRONICS, INC.
Commission File Number 0-29523

Index to Exhibits to
Form 10-KSB 06-30-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit	Item

2	Agreement and Plan of Reorganization of July 24, 2001 between Softstone, Inc. and Kilkenny Acquisition Corp.*

3	Certificate of Incorporation of Softstone Inc.*

3.1	Bylaws of Softstone, Inc.*

10	Lease Agreement of February 1, 2000, between Ardmore Development Authority, as lessor, and Softstone, Inc., as lessee.*

10.1	Scrap Tire Disposal Agreement of January 11, 2000, between Michelin North America, Inc., and Softstone, Inc.*

10.2	Letter of intent of May 1, 2001, of Little Elm Independent School District regarding the Little Elm Walking Trail.*

10.3	Agreement of March 15, 2002 with Levgum, Inc. concerning exclusive license to Western Hemisphere for Levgum’s devulcanization technology.**

10.4	Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

10.5	Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

10.6	Form of August 1, 2003 Lockup Agreement between TS Electronics Corporation, certain shareholders of Softstone Inc. and the custodian.+

10.7	Stock Exchange Agreement dated August 11, 2004.++

14	Code of Ethics for CEO and Senior Financial Officers.

16.2
Letter of March 8, 2004 of Kabani & Company, Inc. agreeing with the statements made in Amendment No. 1 to Form 8-K by TS Electronics, Inc., concerning TS Electronics’ change of principal independent accountants.+++

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

1

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	United States Patent No. 5,714,219.*

*	Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

**	Previously filed with Form 10-QSB May 20, 2002 Commission File No. 000-29523; incorporated by reference.

***	Previously filed with Form 8-K September 11, 2002 Commission File No. 000-29523; incorporated by reference.

+	Previously filed with Form 10-QSB 09-30-03 Commission File No. 000-29523, incorporated by reference.

++	Previously filed with Form 8-K (Exhibit 10.1) 08-17-04 Commission File No. 000-29523, incorporated by reference.

+++	Previously filed with Amendment 1 to Form 8-K 02-04-04 Commission File No. 000-29523, incorporated by reference.

2