Form 10QSB
period 2004-09-30
TS ELECTRONICS INC
filed 2004-11-24
CIK 1106644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission File Number 0-29523



                              TS ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                      000-29523                         73-1564807
    --------                      ---------                         ----------
    (state of              (Commission File Number)                (IRS Employer
   incorporation)                                                   I.D. Number)



                     111 Hilltop Lane, Pottsboro, TX 75076,
                                  903-786-9618
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of November 10, 2004, the Company had 600,015 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              14

PART II - OTHER INFORMATION                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities                              15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

         Balance Sheet September 30, 2004 (Unaudited)                         4
         Statements of Operations for the Three Month Periods
                  Ended September 30, 2004 and 2003 (Unaudited)               5
         Statements of Cash Flows for the Three Month Periods
                  Ended September 30, 2004 and 2003 (Unaudited)               6
         Notes to the Financial Statements                                    7


                                  TS ELECTRONICS, INC.
                               (Formerly, Softstone, Inc.)
                                     Balance Sheets
                                       (Unaudited)

                                                               Sept 30       June 30,
                                                                 2004          2004
                                                             ------------   ------------
                            ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                               $        84    $        84
                                                             ------------   ------------
          Total  Current Assets                                       84             84

          Total Assets                                       $        84    $        84
                                                             ============   ============


             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $    79,130    $    68,406
                                                             ------------   ------------
          Total Current Liabilities                               79,130         68,406

          Total Liabilities                                       79,130         68,406

STOCKHOLDERS' DEFICIT
     Common stock - $.001 Par Value; 30,000,000 shares
         authorized; 600,015 shares issued and outstanding           600            600
     Shares To  Be Issued                                          2,000          2,000
     Additional Paid in Capital                                3,763,359      3,763,359
     Deficit Accumulated                                      (3,845,005)    (3,834,281)
                                                             ------------   ------------

          Total Stockholders' Deficit                            (79,046)       (68,322)
                                                             ------------   ------------

          Total Liabilities and Stockholders' Deficit        $        84    $        84
                                                             ============   ============




       The accompanying notes are an integral part of these financial statements.

                                           4

                              TS ELECTRONICS, INC.
                           (FORMERLY, SOFTSTONE, INC.)
                            STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                             Quarter Ended
                                                              September 30,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
                                                                      (Restated)

REVENUES                                                        --    $   4,816

EXPENSES
  Impairment of Property & Equipment                            --           --
  Cost of Goods Sold                                            --       29,705
  General and Administrative Expenses                    $  10,724       61,939
                                                         ----------   ----------
     Total Expenses                                         10,724       91,644
                                                         ----------   ----------

Loss from Operations                                       (10,724)     (86,828)

OTHER INCOME AND (EXPENSES)
Miscellaneous Income                                            --        2,500
Loss on Disposal of Assets and Liabilities                      --     (504,190)
Interest Expense                                                --       (5,594)
Gain (Loss) on Settlement of Debt                               --      120,362
                                                         ----------   ----------
  Total Other (Income) and Expenses                             --     (386,922)

Net Income (Loss)                                        $ (10,724)   $(473,750)
                                                         ==========   ==========

Earnings (Loss) Per Common Share, Basic and Diluted      $   (0.02)   $   (1.03)
                                                         ==========   ==========

Weighted Average common Shares Outstanding                 600,015      461,756
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                                TS ELECTRONICS, INC.
                             (FORMERLY, SOFTSTONE, INC.)
                              STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
                                     (UNAUDITED)

                                                                2004         2003
                                                             ----------   ----------
                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $ (10,724)   $(473,750)
  Adjustments to Reconcile Net Income to
     Net Cash Flows used in Operating Activities:
Loss on sale of assets                                              --      504,190
Issuance of common stock for services                               --        8,598
(Gain) Loss on settlement of debt                                   --     (120,362)
Increase (decrease) of accounts payable & accrued expenses      10,724       45,781
                                                             ----------   ----------

          Total Adjustments                                     10,724      438,207
                                                             ----------   ----------

          Net Cash Flows used in Operating Activities               --      (35,543)
                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets                                        --        2,500
                                                             ----------   ----------

          Net Cash Flows provided by Investing Activities           --        2,500
                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans and debts                                         --       (3,804)
Proceeds from borrowing                                             --       40,411
                                                             ----------   ----------

         Net Cash Flows provided by Financing Activities            --       36,607
                                                             ----------   ----------

Net Increase (Decrease) in Cash and Cash Equivalents                --        3,564

Cash and Cash Equivalents at Beginning of Period                    84        1,789
                                                             ----------   ----------

Cash and Cash Equivalents at End of Period                   $      84    $   5,353
                                                             ==========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
Cash Paid for Interest                                       $      --    $   1,789




     The accompanying notes are an integral part of these financial statements.

                                         6

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

         The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion or management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended June 30, 2004, as filed with our Form 10Q-SB. Results for interim periods are not necessarily an indication of results to be expected for the year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         REVENUE RECOGNITION

         Revenue is recognized when merchandise is shipped to a customer.

         ACCOUNTS PAYABLE AND RECEIVABLE

         The Company has an amount payable to a related party of $3,528 as of September 30, 2004 which represents professional fees and miscellaneous expenses paid by the related party on behalf of the Company. The amounts are due on demand, unsecured and interest free.

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         EARNINGS PER SHARE

         Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase the Company's common stock at the average market price during the period.

         Basic and diluted net loss per share for the three month period ended September 30, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since there are no dilutive securities outstanding.

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

         ACCOUNTING DEVELOPMENTS

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

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         Interpretation No. 46R, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 as revised, applies to small business issues no later than the end of the first reporting period that ends after December 15, 2004. The Company does not believe adoption of this interpretation will have a material impact on the Company's financial position or results of operations.

         In June 2003, the FASB issued an Exposure Draft for a proposed statement of financial accounting standards ("SFAS") entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of Transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates or its agents to deliver additional cash or other assets to fulfill the special-purpose entity's obligation to beneficial interest holders. The Company does not believe that this exposure draft will have a material effect on the Company's financial position or results of operations.

         RECLASSIFICATIONS

         Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation

3.       PROPERTY AND EQUIPMENT

         The Company reevaluated its property and equipment at June 30, 2003 and determined all the non-current assets have been impaired and were of no value, based upon the fair market value of similar assets. As a result, the Company recorded a loss on impairment of $295,075 for the year ended June 30, 2003.

4.       NOTES PAYABLE

         During the quarter ended September 30, 2003, the Company issued 6,879 shares of common stock valued at $40,519 for settlement of amounts payable to related parties totaling $160,881, resulting in a gain of $120,362 on settlement of debt.

         Also during the quarter ended September 30, 2003, the Company issued 239,273 shares of common stock to a related party for the assumption by the related party of all remaining notes payable, accounts payable and accrued expenses, net of an accounts receivable of $1,765. The stock was valued at $1,409,318. The net debt and assets disposed of totaled $905,128 resulting in a loss of $504,190. The Company has no notes payable as of September 30, 2004.

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


5.       GOING CONCERN

         The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $3,845,005 at September 30, 2004 and a negative working capital of $79,046 at September 30, 2004. In view of the matters described above, the ability to pay the obligations shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


7.       RESTATEMENT

         Subsequent to the issuance of the Company's unaudited interim financial statements for the three months ended September 30, 2003, the Company determined that certain transactions and presentations in the financial statements had not been accounted for properly. The Company reevaluated the fair value of the 246,152 shares of common stock issued during the three months ended September 30, 2003 for the settlement of accounts payable and disposal of all other notes payable, accounts payable and accrued expenses.

         The Company determined that the 6,879 shares issued for settlement of accounts payable - related parties should be valued at $40,519 instead of $25,796 and the 239,273 shares issued for disposal of all other notes payable and accrued expenses should be valued at $1,409,318 instead of $1,359,071. The Company's unaudited interim financial statements have been restated to correct errors as follows:

                                                      AS PREVIOUSLY      AS
         Three months ended September 30, 2003          REPORTED      RESTATED
                                                      ------------  ------------

         BALANCE SHEET
                   Accumulated deficit:               $(3,739,047)  $(3,803,738)
                   Total stockholders' deficit        $   (43,326)  $   (37,780)

         STATEMENT OF OPERATIONS:
                   Loss on disposal of assets
                     and liabilities                  $   454,220   $   504,190
                   Gain on settlement of debt         $   135,083   $   120,362
                   Net loss                           $   409,059   $   473,750
                   Basic and diluted net loss
                     per share                        $     (0.89)  $     (1.03)

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


8.       STOCK EXCHANGE AGREEMENT

         Effective August 11, 2004 the Company entered into a Stock Exchange Agreement (the "Agreement") with Mr. Hou Xiao, the sole shareholder of China ESCO Holdings Limited ("China ESCO"), a company organized in the Hong Kong Special Administration Region in The People's Republic of China and its wholly owned operating subsidiary, AsiaNet PE Systems Limited. China ESCO was incorporated on February 13, 2004, to be the present holding company of AsiaNet PE Systems Limited that was organized on April 25, 2000, in the Zhu Hai City Economic Special District, Guangdong Province in the People's Republic of China (the "PRC"). China ESCO is engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

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

         The consummation of the transaction with China ESCO is subject to a number of conditions, including approval by the board of directors of the Company and China ESCO and the shareholders of the Company and China ESCO, completion of satisfactory due diligence, receipt by the Company of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. As a result of the exchange of the China ESCO stock in exchange for the Company's stock, China ESCO will become a wholly-owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO AND IS QUALIFIED IN ITS ENTIRETY BY THE FOREGOING AND BY MORE DETAILED FINANCIAL INFORMATION APPEARING ELSEWHERE. SEE "ITEM 1. FINANCIAL STATEMENTS."

         RESULTS OF OPERATIONS - FIRST QUARTER OF FISCAL YEAR 2005 COMPARED TO
         ---------------------------------------------------------------------
         FIRST QUARTER OF FISCAL YEAR 2004
         ---------------------------------

         TS Electronics had sales of $4,817 in Q1 2004 (September 30, 2003), for which the cost of sales was $29,705, as compared with sales of $0 in Q1 2005 (September 30, 2004). (TS Electronics' fiscal year ends on June 30.) The decrease of $4,817 to $0 is attributable to difficulties we encountered in brokering crumb rubber from Sri Lanka.

         Our general, selling and administrative expenses - which have been devoted to finalizing a reverse merger with China ESCO, were $10,724 in Q1 2005, as compared with $91,644 in Q1 2004.

         We had a loss of $473,750 in Q1 2004, or $1.03 a share, as compared with a loss of $10,724 in Q1 2005, or $0.02 a share.

         We had cash of only $84 at the end of Q1 2005. We covered our $10,724 loss in Q1 2005 by an increase of this amount in accounts payable and accrued expenses.

         LIQUIDITY

         During the three-month interim period ended September 30, 2003, our net loss of $473,750 was attributed to our loss on disposal of assets and liabilities of $504,190 offset by a gain of $120,362 on settlement of debt. We also borrowed $40,411 to finance our activities.

         During the three-month interim period ended September 30, 2004, a period in which we had a net loss of $10,724, we covered the loss by an increase in accounts payable and accrued expenses.

OFF-BALANCE SHEET ARRANGEMENTS

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o        an obligation under a guarantee contract,
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

         OUTLOOK

         THE STATEMENTS MADE IN THIS OUTLOOK ARE BASED ON CURRENT PLANS AND EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING, AND ACTUAL RESULTS MAY VARY CONSIDERABLY FROM THOSE THAT ARE PLANNED.

         We have an agreement with China ESCO to sell to its shareholders 11,123,568 shares of our common stock, which represents a 94% interest in our company.

         By written consent of the record holders of a majority of the outstanding shares, we approved - but have not yet effected - the following actions, subject to our mailing an Information Statement to the non-consenting shareholders:

o        We will change our name to China ESCO Corp. or a similar name.
o We will amend our articles of incorporation to increase from 30 million to 50 million the authorized number of shares of our common stock.
o We will approve a "2004 Stock Option, SAR and Stock Bonus Plan" adopted by the directors.
o We will elect Mr. Hou Siau and Mr. Chu Na to be the directors of our company.

ITEM 3.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

         CHANGES IN INTERNAL CONTROLS. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

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

         10.4 Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

         10.5 Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

         10.6 Form of August 1, 2003 Lockup Agreement between TS Electronics Corporation, certain shareholders of Softstone Inc. and the custodian.+

         10.7     Stock Exchange Agreement dated August 11, 2004.++

         14       Code of Ethics for CEO and Senior Financial Officers.***

         16.2 Letter of March 8, 2004 of Kabani & Company, Inc. agreeing with the statements made in Amendment No. 1 to Form 8-K by TS Electronics, Inc., concerning TS Electronics' change of principal independent accountants.+++

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

         99       United States Patent No. 5,714,219.*

         * Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

         ** Previously filed with Form 10-QSB May 20, 2002 Commission File No. 000-29523; incorporated by reference.

         *** Previously filed with Form 10-KSB June 30, 2004 Commission File No. 000-29523; incorporated by reference.

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

                                                     TS ELECTRONICS, INC.



                                                     By  /S/ KEITH P. BOYD
                                                         -----------------
                                                       Keith  P.  Boyd
                                                       Chief Executive Officer

Dated:  November 23,  2004

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              INDEX TO EXHIBITS TO
                              FORM 10-QSB 09-30-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2 Agreement and Plan of Reorganization of July 24, 2001 between Softstone, Inc. and Kilkenny Acquisition Corp.*

3                 Certificate of Incorporation of Softstone Inc.*

3.2               Bylaws of Softstone, Inc.*

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

10.4 Reorganization Agreement of August 2, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

10.5 Escrow Agreement of August 1, 2003 between Softstone Inc., TS Electronics Corporation, and other parties.+

10.6 Form of August 1, 2003 Lockup Agreement between TS Electronics Corporation, certain shareholders of Softstone Inc. and the custodian.+

10.7              Stock Exchange Agreement dated August 11, 2004.++

14                Code of Ethics for CEO and Senior Financial Officers.***

16.2 Letter of March 8, 2004 of Kabani & Company, Inc. agreeing with the statements made in Amendment No. 1 to Form 8-K by TS Electronics, Inc., concerning TS Electronics' change of principal independent accountants.+++

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

99                United States Patent No. 5,714,219.*


                  * Previously filed with Form 8-K August 8, 2001 Commission File No. 000-29523; incorporated by reference.

                  ** Previously filed with Form 10-QSB May 20, 2002 Commission File No. 000-29523; incorporated by reference.

                  *** Previously filed with Form 10-KSB June 30, 2004 Commission File No. 000-29523; incorporated by reference.

                  + Previously filed with Form 10-QSB 09-30-03 Commission File No. 000-29523, incorporated by reference.

                  ++ Previously filed with Form 8-K (Exhibit 10.1) 08-17-04 Commission File No. 000-29523, incorporated by reference.

                  +++ Previously filed with Amendment 1 to Form 8-K 02-04-04 Commission File No. 000-29523, incorporated by reference.