Form 10QSB
period 2004-12-31
TS ELECTRONICS INC
filed 2005-02-22
CIK 1106644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                              TS ELECTRONICS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

   Delaware                          0-29523                       73-1564807
   --------                          -------                       ----------
  (state of                  (Commission File Number)             (IRS Employer
incorporation)                                                     I.D. Number)
                    3795 Georgetown Road, Pottsboro, TX 75076
                                  903-786-9618
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


                      111 Hilltop Lane, Pottsboro, TX 75076
              ----------------------------------------------------
                 (Former address, if changed since last report)

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

         As of February 17, 2005, the Company had 600,015 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis or Plan of Operation           13

Item 3.  Controls and Procedures                                             14

PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Equity Securities                             15

SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

         Balance Sheet December 31, 2004 (Unaudited)                         4
         Statements of Operations for the Three-Month and Six
           Month Periods Ended December 31, 2004 and 2003 (Unaudited)        5
         Statements of Cash Flows for the Six Month Periods
           Ended December 31, 2004 and 2003 (Unaudited)                      6
         Notes to the Financial Statements                                   7


                                  TS ELECTRONICS, INC.
                               (Formerly, Softstone, Inc.)
                                     Balance Sheets
                                       (Unaudited)

                                                                Dec 31        June 30,
                                                                 2004           2004
                                                             ------------   ------------
                                 ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                               $        84    $        84
                                                             ------------   ------------
          Total Current Assets                                        84             84

          Total Assets                                       $        84    $        84
                                                             ============   ============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                     $    96,487    $    68,406
                                                             ------------   ------------
          Total Current Liabilities                               96,487         68,406

          Total Liabilities                                       96,487         68,406

STOCKHOLDERS' DEFICIT
     Common stock - $.001 Par Value; 30,000,000 shares
         authorized; 600,015 shares issued and outstanding           600            600
     Shares To Be Issued                                           2,000          2,000
     Additional Paid in Capital                                3,763,359      3,763,359
     Deficit Accumulated                                      (3,862,362)    (3,834,281)
                                                             ------------   ------------

          Total Stockholders' Deficit                            (96,403)       (68,322)
                                                             ------------   ------------

          Total Liabilities and Stockholders' Deficit        $        84    $        84
                                                             ============   ============



       The accompanying notes are an integral part of these financial statements.

                                           4


                                          TS ELECTRONICS, INC.
                                      (Formerly, Softstone, Inc.)
                                        Statements of Operations
                                              (Unaudited)

                                                          3 months ended           6 Months Ended
                                                            December 31,             December 31,
                                                      -----------------------   -----------------------
                                                         2004         2003        2004          2003
                                                      ----------   ----------   ----------   ----------
                                                                                             (Restated)

REVENUES                                                     --    $      --           --    $   7,317

EXPENSES
  Impairment of Property & Equipment                         --           --           --           --
  Cost of Goods Sold                                         --           --           --       29,705
  General and Administrative Expenses                 $  17,357          563    $  28,081       62,502
                                                      ----------   ----------   ----------   ----------
     Total Expenses                                      17,357          563       28,081       92,207
                                                      ----------   ----------   ----------   ----------

Loss from Operations                                    (17,357)        (563)     (28,081)     (84,890)

OTHER INCOME AND (EXPENSES)
Miscellaneous Income                                         --           --           --           --
Loss on Disposal of Assets and Liabilities                   --           --           --     (504,190)
Interest Expense                                             --           --           --       (5,595)
Gain (Loss) on Settlement of Debt                            --           --           --      120,362
                                                      ----------   ----------   ----------   ----------
  Total Other (Income) and Expenses                          --           --           --     (389,423)

Net Income (Loss)                                     $ (17,357)   $    (563)   $ (28,081)   $(474,313)
                                                      ==========   ==========   ==========   ==========

Earnings (Loss) Per Common Share, Basic and Diluted   $   (0.03)   $   (0.00)   $   (0.05)   $   (0.89)
                                                      ==========   ==========   ==========   ==========

Weighted Average common Shares Outstanding              600,015      600,015      600,015      530,886
                                                      ==========   ==========   ==========   ==========


              The accompanying notes are an integral part of these financial statements.

                                                   5


                                TS ELECTRONICS, INC.
                             (FORMERLY, SOFTSTONE, INC.)
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                            6 Months Ending December 31,
                                                                2004         2003
                                                             ----------   ----------
                                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                     $ (28,081)   $(474,313)
  Adjustments to Reconcile Net Income to
     Net Cash Flows used in Operating Activities:
Loss on sale of assets                                              --      504,190
Issuance of common stock for services                               --        8,599
(Gain) Loss on settlement of debt                                   --     (120,362)
Increase (decrease) of accounts payable & accrued expenses      28,081       46,080
                                                             ----------   ----------

          Total Adjustments                                     28,081      438,507
                                                             ----------   ----------

          Net Cash Flows used in Operating Activities               --      (35,806)
                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets                                        --       (2,500)
                                                             ----------   ----------

          Net Cash Flows provided by Investing Activities           --       (2,500)
                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans and debts                                         --       (3,804)
Proceeds from borrowing                                             --       40,411
                                                             ----------   ----------

         Net Cash Flows provided by Financing Activities            --       36,607
                                                             ----------   ----------

Net Increase (Decrease) in Cash and Cash Equivalents                --       (1,699)

Cash and Cash Equivalents at Beginning of Period                    84        1,789
                                                             ----------   ----------

Cash and Cash Equivalents at End of Period                   $      84    $      90
                                                             ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest                                       $      --    $   5,595



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

         The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion or management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended June 30, 2004, as filed with our Form 10K-SB. Results for interim periods are not necessarily an indication of results to be expected for the year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         REVENUE RECOGNITION

         Revenue is recognized when merchandise is shipped to a customer.

         ACCOUNTS PAYABLE AND RECEIVABLE

         The Company has an amount payable to a related party of $3,528 as of December 31, 2004 which represents professional fees and miscellaneous expenses paid by the related party on behalf of the Company. The amounts are due on demand, unsecured and interest free.

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

         Basic and diluted net loss per share for the three month and six month periods ended December 31, 2004 and 2003 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since there are no dilutive securities outstanding.

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

3.       NOTES PAYABLE

         During the quarter ended September 30, 2003, the Company issued 6,879 shares of common stock valued at $40,519 for settlement of amounts payable to related parties totaling $160,881, resulting in a gain of $120,362 on settlement of debt.

         Also during the quarter ended September 30, 2003, the Company issued 239,273 shares of common stock to a related party for the assumption by the related party of all remaining notes payable, accounts payable and accrued expenses, net of an accounts receivable of $1,765. The stock was valued at $1,409,318. The net debt and assets disposed of totaled $905,128 resulting in a loss of $504,190. The Company has no notes payable as of December 31, 2004.

4.       GOING CONCERN

         The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $3,862,362 at December 31, 2004 and a negative working capital of $96,403 at December 31, 2004. In view of the matters described above, the ability to pay the obligations shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         Management's plan of operations anticipates that the cash requirements for the next twelve months will be met by obtaining funding from related parties to pay for professional fees to sustain the Company until the Company is sold to a new entity. However, there is no assurance that the Company will be able to implement its plan.

5.       REORGANIZATION

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

6.       RESTATEMENT

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

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         The Company determined that the 6,879 shares issued for settlement of accounts payable - related parties should be valued at $40,519 instead of $25,796 and the 239,273 shares issued for disposal of all other notes payable and accrued expenses should be valued at $1,409,318 instead of $1,359,071. The Company's unaudited interim financial statements have been restated to correct errors as follows:

                                                         AS PREVIOUSLY       AS
         Six months ended December 31, 2003                 REPORTED       RESTATED
                                                          ------------   ------------
         BALANCE SHEET
                   Accumulated deficit:                   $(3,139,611)   $(3,804,302)
                   Total stockholders' deficit            $   (43,889)   $  (108,580)

         STATEMENT OF OPERATIONS:
                   Loss on disposal of assets and
                       liabilities                        $   454,220    $   504,190
                   Gain on settlement of debt             $   135,083    $   120,362
                   Net loss                               $   409,622    $   474,313
                   Basic and diluted net loss per share   $     (0.77)   $     (0.89)

7.       STOCK EXCHANGE AGREEMENT

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

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

         In January, 2005, the Company declared China ESCO to be in material breach of the Agreement and rescinded the Agreement.

8.       SUBSEQUENT EVENT

         Effective February 8, 2005, the Company executed a Letter of Intent with Osage Energy Company, LLC ("Osage") whereby Osage would acquire 90% of the equity interests of the Company.

         The consummation of the transaction with Osage is subject to a number of conditions, including approval by the board of directors of the Company and Osage and the shareholders of the Company and Osage, completion of satisfactory due diligence, receipt by the Company of financial statements of Osage as required under applicable regulations, and satisfaction of all applicable regulatory requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO AND IS QUALIFIED IN ITS ENTIRETY BY THE FOREGOING AND BY MORE DETAILED FINANCIAL INFORMATION APPEARING ELSEWHERE. SEE "ITEM 1. FINANCIAL STATEMENTS."

         RESULTS OF OPERATIONS - SECOND QUARTER (Q2) OF FISCAL YEAR 2005 COMPARED TO SECOND QUARTER OF FISCAL YEAR 2004

         TS Electronics had no sales in Q2 2005, as compared with sales of $-0- in Q2 2004 (TS Electronics' fiscal year ends on June 30). Until TS Electronics (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

         Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $17,357 in Q2 2005 as compared with $62,502 in Q2 2004.

         We had a loss of $17,357 in Q2 2005, or $0.03 a share, as compared with a loss of $563 in Q2 2004, or $nil a share.

         RESULTS OF OPERATIONS - FIRST HALF OF FISCAL YEAR 2005 COMPARED TO FIRST HALF OF FISCAL YEAR 2004

         TS Electronics had no sales in the first half of FY 2005 (December 31, 2004) compared to sales of $7,317 in the first half of FY 2004 (December 31,
2003). Until TS Electronics (i) successfully sells its devulcanized rubber technology or (ii) consistently brokers crumb rubber, it will continue to operate at a loss.

         Our general, selling and administrative expenses - which have been devoted to raising capital and acquiring a public market for our common stock - were $28,081 in the first half of FY 2005 as compared with $62,502 in the first half of FY 2004.

         We had a net loss of $28,081, or $0.05 a share, in the first half of FY 2005 as compared with a net loss of $474,313, or $0.89 a share, in the first half of FY 2004. The loss was due primarily to a loss of $504,190 on the disposal of asserts, although we did gain $120,362 in the settlement of debts.

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

ITEM 3. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Dated: February 22, 2005                     TS ELECTRONICS, INC.


                                             By /S/ KEITH P. BOYD
                                                --------------------------------
                                                Keith P. Boyd, President

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              INDEX TO EXHIBITS TO
                              FORM 10-QSB 12-31-04

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2        -        Agreement and Plan of Reorganization of July 24, 2001 between
                  Softstone, Inc. and Kilkenny Acquisition Corp.*

3        -        Certificate of Incorporation of Softstone Inc.*

3.2      -        Bylaws of Softstone, Inc.*

10       -        Lease Agreement of February 1, 2000, between Ardmore
                  Development Authority, as lessor, and Softstone, Inc., as lessee.*

10.1     -        Scrap Tire Disposal Agreement of January 11, 2000, between
                  Michelin North America, Inc., and Softstone, Inc.*

10.2     -        Letter of intent of May 1, 2001, of Little Elm Independent
                  School District regarding the Little Elm Walking Trail.*

10.3     -        Agreement of March 15, 2002 with Levgum, Inc. concerning
                  exclusive license to Western Hemisphere for Levgum's devulcanization technology.**

10.4     -        Reorganization Agreement of August 2, 2003 between Softstone
                  Inc., TS Electronics Corporation, and other parties.+

10.5     -        Escrow Agreement of August 1, 2003 between Softstone Inc., TS
                  Electronics Corporation, and other parties.+

10.6     -        Form of August 1, 2003 Lockup Agreement between TS Electronics
                  Corporation, certain shareholders of Softstone Inc. and the custodian.+

10.7     -        Stock Exchange Agreement dated August 11, 2004.++

14       -        Code of Ethics for CEO and Senior Financial Officers.***

16.2     -        Letter of March 8, 2004 of Kabani & Company, Inc. agreeing with the statements made in Amendment No. 1 to Form 8-K by TS
                  Electronics, Inc., concerning TS Electronics' change of principal independent accountants.+++

31       -        Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1     -        Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       -        Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1     -        Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99       -        United States Patent No. 5,714,219.*

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