Form 10QSB
period 2005-03-31
TS ELECTRONICS INC
filed 2005-05-09
CIK 1106644

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________



                              TS ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

   Delaware                           0-29523                        73-1564807
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

         As of April 30, 2005, the Company had 625,015 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              13

PART II - OTHER INFORMATION                                                   14

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

     Balance Sheet March 31, 2005 (Unaudited)                                 4
     Statements of Operations for the Three-Month and Nine-Month Periods
              Ended March 31, 2005 and 2004 (Unaudited)                       5
     Statements of Cash Flows for the Nine-Month Periods
              Ended March 31, 2005 and 2004 (Unaudited)                       6
     Notes to the Financial Statements                                        7


                                        TS ELECTRONICS, INC.
                                     (Formerly, Softstone, Inc.)
                                           Balance Sheets
                                             (Unaudited)

                                                                 March 31          June 30,
                                                                   2005              2004
                                                                ------------------------------
                             ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                  $        84       $        84
                                                                ------------------------------
          Total  Current Assets                                          84                84

          Total Assets                                          $        84       $        84
                                                                ==============================


             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                        $   132,165       $    68,406
                                                                ------------------------------
          Total Current Liabilities                                 132,165            68,406

          Total Liabilities                                         132,165            68,406

STOCKHOLDERS' DEFICIT
     Common stock - $.001 Par Value; 30,000,000 shares
         authorized; 600,015 shares issued and outstanding              600               600
     Shares to be Issued                                              2,000             2,000
     Additional Paid in Capital                                   3,763,359         3,763,359
     Deficit Accumulated                                         (3,898,040)       (3,834,281)
                                                                ------------------------------

          Total Stockholders' Deficit                              (132,080)          (68,322)
                                                                ------------------------------

          Total Liabilities and Stockholders' Deficit           $        84       $        84
                                                                ==============================





             The accompanying notes are an integral part of these financial statements.



                                                  TS ELECTRONICS, INC.
                                               (Formerly, Softstone, Inc.)
                                                Statements of Operations
                                                       (Unaudited)

                                                          3 months ended March 31,       9 Months Ended March 31,
                                                         --------------------------     --------------------------
                                                            2005            2004           2005            2004
                                                         ----------      ----------     ----------      ----------
                                                                                                        (Restated)
REVENUES                                                        --       $  18,458             --       $  25,775

EXPENSES
  Cost of Goods Sold                                            --          12,430             --          42,135
  General and Administrative Expenses                    $  40,678           2,526      $  68,759          65,028
                                                         ----------      ----------     ----------      ----------
     Total Expenses                                         40,678          14,956         68,759         107,163
                                                         ----------      ----------     ----------      ----------

Income (Loss) from Operations                              (40,678)          3,502        (68,759)        (81,388)

OTHER INCOME AND (EXPENSES)
Miscellaneous Income                                         5,000              --          5,000              --
Loss on Disposal of Assets and Liabilities                      --              --             --        (504,190)
Interest Expense                                                --              --             --          (5,595)
Gain (Loss) on Settlement of Debt                               --              --             --         120,362
                                                         ----------      ----------     ----------      ----------
  Total Other Income and (Expenses)                          5,000              --          5,000        (389,423)

Net Income (Loss)                                        $ (35,678)      $   3,502      $ (63,759)      $(470,811)
                                                         ==========      ==========     ==========      ==========

Earnings (Loss) Per Common Share, Basic and Diluted      $   (0.06)      $    0.01      $   (0.11)      $   (0.89)
                                                         ==========      ==========     ==========      ==========

Weighted Average common Shares Outstanding                 600,015         600,015        600,015         530,886
                                                         ==========      ==========     ==========      ==========


                       The accompanying notes are an integral part of these financial statements.



                                        TS ELECTRONICS, INC.
                                     (FORMERLY, SOFTSTONE, INC.)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                 9 Months Ending March 31,
                                                                   2005            2004
                                                                ----------      ----------
                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                        $ (63,759)      $(470,811)
  Adjustments to Reconcile Net Income to
     Net Cash Flows used in Operating Activities:
Loss on sale of assets                                                 --         504,190
Issuance of common stock for services                                  --           8,599
(Gain) Loss on settlement of debt                                      --        (120,362)
Decrease (Increase) of accounts receivable                             --          (3,508)
Increase (decrease) of accounts payable & accrued expenses         63,759          46,080
                                                                ----------      ----------

          Total Adjustments                                        63,759         434,999
                                                                ----------      ----------

          Net Cash Flows used in Operating Activities                  --         (35,812)
                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets                                           --           2,500
                                                                ----------      ----------

          Net Cash Flows provided by Investing Activities              --           2,500
                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans and debts                                            --          (3,804)
Proceeds from borrowing                                                --          35,411
                                                                ----------      ----------

         Net Cash Flows provided by Financing Activities               --          31,607
                                                                ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents                   --          (1,705)

Cash and Cash Equivalents at Beginning of Period                       84           1,789
                                                                ----------      ----------

Cash and Cash Equivalents at End of Period                      $      84       $      84
                                                                ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
Cash Paid for Interest                                          $      --       $   5,595


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

         The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to the Quarterly Report on Form 10-QSB and Item 310 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations. The information furnished reflects all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended June 30, 2004, as filed with our Form 10K-SB. Results for interim periods are not necessarily an indication of results to be expected for the year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

         REVENUE RECOGNITION

         Revenue is recognized when merchandise is shipped to a customer.

         ACCOUNTS PAYABLE AND RECEIVABLE

         The Company has an amount payable to a related party of $6,472.75 as of March 31, 2005 which represents professional fees and miscellaneous expenses paid by the related party on behalf of the Company. The amounts are due on demand, unsecured and interest free.

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

         Basic and diluted net earnings (loss) per share for the three month and nine month periods ended March 31, 2005 and 2004 were determined by dividing net earnings (loss) for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted earnings (loss) per share is the same since there are no dilutive securities outstanding.

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

         Also during the quarter ended September 30, 2003, the Company issued 239,273 shares of common stock to a related party for the assumption by the related party of all remaining notes payable, accounts payable and accrued expenses, net of an accounts receivable of $1,765. The stock was valued at $1,409,318. The net debt and assets disposed of totaled $905,128 resulting in a loss of $504,190. The Company has no notes payable as of March 31, 2005.

4.       GOING CONCERN

         The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $3,898,040 at March 31, 2005 and a negative working capital of $132,081 at March 31, 2005. In view of the matters described above, the ability to pay the

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         obligations shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         The Company determined that the 6,879 shares issued for settlement of accounts payable - related parties should be valued at $40,519 instead of $25,796 and the 239,273 shares issued for disposal of all other notes payable and accrued expenses should be valued at $1,409,318 instead of $1,359,071. The Company's unaudited interim financial statements have been restated to correct errors as follows:

                                                                    AS PREVIOUSLY               AS
         Nine months ended March 31, 2004                              REPORTED              RESTATED
         --------------------------------                              --------              --------
         Statement of Operations:
                   Loss on disposal of assets and
                       liabilities                                  $    454,220          $    504,190
                   Gain on settlement of debt                       $    135,083          $    120,362
                   Net loss                                         $    406,120          $    470,811
                   Basic and diluted net loss per share             $    (0.73)           $     (0.89)

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

         The agreement provided that the Company would issue approximately 11,201,902 shares of its restricted common stock in exchange for 100% of the issued and outstanding capital stock of China ESCO which would represent approximately 94% of the then total issued and outstanding common stock of the Company after the exchange.

         The consummation of the transaction with China ESCO was subject to a number of conditions, including receipt by the Company of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements.

         In January, 2005, the Company declared China ESCO to be in material breach of the Agreement and rescinded the Agreement.

                              TS ELECTRONICS, INC.
                           (Formerly, Softstone, Inc.)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         Effective February 8, 2005, the Company executed a Letter of Intent with Osage Energy Company, LLC ("Osage") whereby Osage would acquire 90% of the equity interests of the Company. This transaction was never consummated by the parties.

8.       SUBSEQUENT EVENTS

         On April 20, 2005 the Board of Directors approved bonuses to Gene Boyd and Keith Boyd of $10,000 and $15,000, respectively for recognition of their services as officers of the Company for the years 2003 and 2004. Since the bonus amounts were for past services, the amounts have been recorded as an expense in the period ended March 31, 2005.

         On May 2, 2005, the Board of Directors of the Company authorized the officers to execute a Stock Purchase Agreement between the Company and Halter Financial Group. Pursuant to the Stock Purchase Agreement, the Company will sell 1,875,045 restricted shares, representing 75% of the Company's issued and outstanding common stock at the time of closing for $200,000. In connection with this agreement the Board of Directors agreed to pay bonuses to Gene Boyd and Keith Boyd of $37,125 and $18,562, respectively. The Board also provided that the bonuses were to be paid only from the proceeds from the sale of stock to Halter Financial Group. These bonus amounts will be recorded upon closing of the agreement with Halter Financial Group.

         On May 2, 2005 and in conjunction with Stock Purchase Agreement with Halter Financial Group, the Company entered into a Creditor Agreement with Tom Kenan, whom the Company owed approximately $87,000 as of March 31, 2005. Pursuant to the Creditor Agreement, Tom Kenan, the Creditor, agreed to escrow and make available up to $50,000 of the amount due to him, should the contingency arise, for payment of costs and expenses of responding to SEC comments to the Company's Form 10KSB to be filed for the year to end June 30, 2005 or the Company's Form 10QSB for the interim period ended March 31, 2005.

         On April 5, 2005 the Company sold 25,000 shares of its common stock to Tom Kenan in exchange for $12,500 of interest on unpaid legal fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES THERETO AND IS QUALIFIED IN ITS ENTIRETY BY THE FOREGOING AND BY MORE DETAILED FINANCIAL INFORMATION APPEARING ELSEWHERE. SEE "ITEM 1. FINANCIAL STATEMENTS."

         RESULTS OF OPERATIONS - THIRD QUARTER (Q3) OF FISCAL YEAR 2005 COMPARED
         -----------------------------------------------------------------------
         TO THIRD QUARTER OF FISCAL YEAR 2004
         ------------------------------------

         TS Electronics had no sales in Q3 2005 as compared with sales of $18,458 in Q3 2004 (TS Electronics' fiscal year ends on June 30).

         Our general, selling and administrative expenses - which have been devoted to two acquisition projects, which were abandoned, and to negotiating a letter of intent with Halter Financial Group, Inc. for raising capital - were $40,678 in Q3 2005 as compared with $2,526 in Q3 2004.

         We had a loss of $35,678 in Q3 2005, or $0.06 a share, as compared with income of $3,502 in Q3 2004, or $0.01 a share.

         RESULTS OF OPERATIONS - FIRST NINE MONTHS OF FISCAL YEAR 2005 COMPARED
         ----------------------------------------------------------------------
         TO FIRST NINE MONTHS OF FISCAL YEAR 2004
         ----------------------------------------

         TS Electronics had no sales in the first nine months of FY 2005 (March 31, 2005) compared to sales of $25,775 in the first nine months of FY 2004 (March 31, 2004). We see no near-term prospects for sales and are attempting to raise funds to pay off all debt and turn over management to new managers.

         Our general, selling and administrative expenses - which have been devoted to raising capital - were $68,759 in the first nine months of FY 2005 as compared with $65,208 in the first nine months of FY 2004.

         We had a net loss of $63,759, or $0.11 a share, in the first nine months of FY 2005 as compared with a net loss of $470,811, or $0.89 a share, in the first nine months of FY 2004. The loss in 2004 was due primarily to a loss of $504,190 on the disposal of asserts, although we did gain $120,362 in the settlement of debts.

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

         We have signed a non-binding letter of intent with Halter Financial Group, Inc. of Dallas, Texas which, if carried forward to a definitive material agreement and a closing, will result in a change of control of our company. The letter of intent provides for the sale to Halter Financial Group of shares of our common stock in an amount equal to 75 percent of all shares outstanding after such issuance in exchange for Halter Financial Group's payment of $200,000 of debt of our company, which is all of our debt at this time.

         Halter Financial Group represents that it would be acquiring control of our company for the purpose of merging into it, in a reverse merger, of another company, the identity of which is unknown at this time to Halter Financial Group.

         We anticipate that this proposed transaction will be effected in early May 2005. Shareholder approval is not required.

ITEM 3.           CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On April 5, 2005 we sold 25,000 shares of our common stock to Thomas J. Kenan, our securities law attorney, at $0.50 a share in exchange for his waiver of $12,500 of interest on unpaid legal fees. The transaction was exempt from registration by the provisions of Regulation D, Rule 506. Mr. Kenan is an accredited investor and, by reason of his being our securities attorney, is thoroughly familiar with the affairs of our company.

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

Dated:  May 9, 2005                         TS ELECTRONICS, INC.


                                                     /S/ KEITH P. BOYD
                                            By_______________________________
                                                 Keith  P.  Boyd, President

                              TS ELECTRONICS, INC.
                         Commission File Number 0-29523


                              INDEX TO EXHIBITS TO
                              FORM 10-QSB 03-31-05

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