Form 10KSB
period 2005-06-30
TS ELECTRONICS INC
filed 2005-09-23
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

          For the fiscal year ended June 30, 2005

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the transition period from ______________ to _____________


                         Commission File Number: 0-29523

                              TS Electronics, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             73-1564807
----------------------------                          --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                           ---------------------------
                           (Issuer's telephone number)

                      111 Hilltop Lane, Pottsboro, TX 75076
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Securities registered under Section 12 (b) of the Exchange Act - None
        Securities registered under Section 12(g) of the Exchange Act: -
                        Common Stock - $0.001 par value


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                     ---    ---

The issuer's revenues for the fiscal year ended June 30, 2005 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of September 22, 2005 was approximately $1,406,149.

As of September 19, 2005, there were 2,500,060 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No  X
                                                    ---    ---

                              TS Electronics, Inc.

                                Index to Contents


Part I

Item 1   Description of Business
Item 2   Description of Property
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders

Part II

Item 5 Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities
Item 6   Management's Discussion and Analysis or Plan of Operation
Item 7   Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 8A  Controls and Procedures

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10  Executive Compensation
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12  Certain Relationships and Related Transactions
Item 13  Exhibits
Item 14  Principal Accountant Fees and Services

Signatures

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the company to sustain, manage or forecast its growth; the ability of the company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

Item 1 - Description of Business

     TS Electronics, Inc. (formerly, Softstone, Inc.) was incorporated on January 28, 1999 pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our company's business. Our initial business operations were conducted at 620 Dallas Drive, Denton TX 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, OK. In June 2002, we moved our production facilities to a building in Ardmore, OK at an industrial air park and we moved our office facilities to 111 Hilltop Lane, Pottsboro, TX 75076. On August 13, 2003, we changed our name to TS Electronics, Inc.

     Our focus initially was solely on realizing the commercial benefits of a process developed and patented by our first president, Frederick Parker. This process converts waste tires into useful products. We were not successful in promoting this business, wrote off all assets associated with the business and shifted our attention to the commercial possibilities of a then, newly discovered devulcanization process to which we acquired a 5.5-year exclusive license for the Western Hemisphere. In addition we began an important business dealing in hard-to-find and specialty crumb rubber. We were also not successful in this endeavor, and have abandoned all efforts regarding these pursuits.

     Effective August 11, 2004, the company entered into a Stock Exchange Agreement with Mr. Hou Xiao, the sole stockholder of China ESCO Holdings Limited ("China ESCO"), a company organized in the Hong Kong Special Administration Region in The People's Republic of China and its wholly owned operating subsidiary, AsiaNet PE Systems Limited. China ESCO was engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

     The consummation of the transaction with China ESCO was subject to a number of conditions, including receipt by us of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. In January 2005, we declared China ESCO to be in material breach of the Agreement and rescinded the Agreement.

     Effective February 8, 2005, we executed a Letter of Intent with Osage Energy Company, LLC ("Osage") whereby Osage would acquire 90% of the equity interests of the company. This transaction was never consummated by the parties.

     The company has had no operations or significant assets since the quarter ended December 31, 2004.

     On May 11, 2005, we sold to Halter Financial Group, Inc., in a private placement, 1,875,045 shares of restricted common stock at a purchase price of $0.1066641 per share, pursuant to the terms of a Stock Purchase Agreement (the "Purchase Agreement"). The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereunder. As a result of the purchase, Halter Financial Group, Inc. became our controlling stockholder, owning approximately 75% of our issued and outstanding shares of common stock.

     Immediately subsequent to and as a result of the closing of the transactions contemplated by the Purchase Agreement, Gene F. Boyd, Keith P. Boyd, Fredrick W. Parker and Leo G. Templer resigned as officers and directors, as applicable, of the company. Timothy P. Halter was concurrently appointed as a member of the Board of Directors, and Mr. Halter was elected as President, Chief Accounting Officer, and Secretary of the company.

     Our current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

     Our  equity   securities   are  eligible   for   quotation  on  the  NASD's
Over-the-Counter Bulletin Board under the trading symbol TSET.OB.

     We may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the stockholders of the private company become the majority of the stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the board and officers of the private company become the new board and officers of the combined company and often the name of the private company becomes the name of the combined entity.

     We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

     No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholders.

     Our search will be directed toward enterprises that have a desire to become public corporations. These enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on a national exchange or quotation medium. We intend to concentrate acquisition efforts on properties or businesses that we believe may realize a substantial benefit from being publicly owned.

     We do not propose to restrict our search for combination opportunities to any particular geographical area or industry. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     Any entity that has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the company would either be issued by us or be purchased from the current principal stockholders of the company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In our judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended, as long as the transaction is a private transaction rather than a public distribution of securities.

     Depending upon the nature of the transaction, the current officers and directors of the company may resign their management and board positions with the company in connection with a change of control or acquisition of a business opportunity. In the event of such a resignation, the company's current management would thereafter have no control over the conduct of the company's business.

     It is anticipated that business opportunities will come to the company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the company.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

     Certain types of business acquisition transactions may be completed without any requirement that the company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of our securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

     In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the company will be required to prepare a Proxy or Information
Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority stockholders that do not vote in favor of a proposed transaction may then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

     The analysis of business opportunities will be undertaken by or under the supervision of our officers and directors. Although there are no current plans to do so, company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the company, it is likely that any such fee the company agrees to pay would be paid in stock and not in cash.

     Otherwise,  in  analyzing  potential  business  opportunities,   management
anticipates that it will consider, among other things, the following factors:

o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products; o The company's perception of how any particular business opportunity will be received by the investment community and by the company's stockholders;
o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission.
o Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

o    The extent to which the business opportunity can be advanced;
o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; and
o Strength and diversity of existing management or management prospects that are scheduled for recruitment.

     No single factor described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the company's limited capital available for investigation and management's limited experience in business analysis, the company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     We are unable to predict when we may participate in a business opportunity.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as management deems appropriate.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with the company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

     It is impossible to predict the manner in which the company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the company with other corporations or forms of business organization. In addition, the present management and stockholders of the company most likely will not have control of a majority of the voting stock of the company following a merger or reorganization transaction. As part of such a transaction, the company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the company's securities may have a depressive effect upon such market.

     The company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     We currently have no employees. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

     Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

     There is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination. The company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. There is no assurance that the company will be able to negotiate a business combination on terms favorable to the company.

     Lack of Diversification. Because of the limited financial resources that the company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The company's probable inability to diversify its activities into more than one area will subject the company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the company's operations.

     Only One Director and Officer. Because management consists of only one person, while seeking a business combination, Timothy P. Halter, the company's President, will be the only person responsible in conducting the day-to-day operations of the company. The company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the company will rely completely on the judgment of its one officer and director when selecting a target company.

     Mr. Halter devotes only a limited amount of time per month to the business of the company. Mr. Halter has not entered into a written employment agreement with the company and he is not expected to do so. The company does not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of the company's business and its likelihood of continuing operations.

     Conflicts of Interest. Certain conflicts of interest exist between the company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

     It is anticipated that the company's principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the company's principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other company stockholders. Depending upon the nature of a proposed transaction, company stockholder other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

     Possible Need for Additional Financing. The company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the company will depend, in part, upon its availability to raise additional capital. In the event that the company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by its principal stockholders. However, the company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the company. If not available, the company's operations will be limited to those that can be financed with its modest capital.

     There may be a Scarcity of and/or Significant Competition for Business Opportunities and Combinations. The company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the company and, consequently, the company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

     Possible Dilution of Value of Shares upon Business Combination. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the company's common stock may increase or decrease, perhaps significantly.

     Doing Business in a Foreign Country. The company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The company intends to structure any business combination so as to minimize the federal and state tax consequences to both the company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 2 - Description of Property

     The company currently maintains a mailing address at 12890 Hilltop Road, Argyle, TX 76226. The company's telephone number there is (972) 233-0300. Other than this mailing address, the company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the company's President.

     It is likely that the company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

     The company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

     The company has not conducted any meetings of its stockholders during the preceding quarter or periods subsequent thereto.

                                     PART II

Item 5 - Market for Company's Common Stock, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market for Trading

     Our common stock became eligible for quotation on the NASD's Over the Counter Bulleting Board on April 17, 2002. Its stock symbol initially was "SOFS". On August 15, 2003 the symbol was changed to "TSET.OB". The following table shows the quarterly high and low prices of the stock for the periods presented. The prices reflect inter-dealer quotations without mark-up, mark-down or commissions and may not represent actual transactions.

------------------------------------------------------ ------------ -----------
                                                           High         Low
------------------------------------------------------ ------------ -----------
Calendar 2003:
------------------------------------------------------ ------------ -----------
         1st Qtr                                       $       0.10 $      0.10
------------------------------------------------------ ------------ -----------
         2nd Qtr                                               0.10        0.05
------------------------------------------------------ ------------ -----------
         3rd Qtr                                               5.40        0.08
------------------------------------------------------ ------------ -----------
         4th Qtr                                               5.20        2.00
------------------------------------------------------ ------------ -----------

------------------------------------------------------ ------------ -----------
Calendar 2004:
------------------------------------------------------ ------------ -----------
         1st Qtr                                               0.20        0.60
------------------------------------------------------ ------------ -----------
         2nd Qtr                                               0.65        0.52
------------------------------------------------------ ------------ -----------
         3rd Qtr                                               1.15        1.01
------------------------------------------------------ ------------ -----------
         4th Qtr                                               1.15        0.40
------------------------------------------------------ ------------ -----------

------------------------------------------------------ ------------ -----------
Calendar 2005:
------------------------------------------------------ ------------ -----------
         1st Qtr                                               0.55        0.35
------------------------------------------------------ ------------ -----------
         2nd Qtr                                               2.00        0.50
------------------------------------------------------ ------------ -----------
         3rd Qtr (through September 22, 2005)                  2.25        1.05
------------------------------------------------------ ------------ -----------

Common Stock

     The company's Certificate of Incorporation authorizes the issuance of 30,000,000 shares of $0.001 par value common stock. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Certificate of Incorporation does not permit cumulative voting for the election of directors.

     Holders of outstanding shares of common stock are entitled to such dividends as may be declared from time to time by the board of directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the company, holders are entitled to receive, ratably, the net assets of the company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of common stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of common stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the company's common stock are issued, the relative interests of then existing stockholders may be diluted.

Transfer Agent

     Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. Their mailing address and telephone number is: 2591 Dallas Parkway, Suite 102, Frisco, TX 75034; (469) 633-0300.

Dividend policy

     No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities

     During the year ended June 30, 2005 we issued unregistered shares of our common stock as follows:


                                                          Dollar
                                                        Amount of
Date      Amount      Purchasers                      Consideration  Type of Consideration
--------  ---------  -------------------------------  -------------  ---------------------
04/05/05     25,000  Thomas J. Kennan(1)                   -0-       In  satisfaction of $12,500
                                                                     owed for legal services
05/11/05  1,875,045  Halter Financial Group, Inc.(1)  $  199,999.99

     ------------------------

     (1)  Sold  in  an  offering  exempt  from  registration   pursuant  to  the
          provisions of Section 4(2) of the Act.

Item 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

     We had no revenue for the year ended June 30, 2005 and approximately $23,000 for the year ended June 30, 2004 related to the Company's proprietary process of converting used tires to usable products. Related to these revenues, we experienced costs of sales of approximately $-0- and $48,000, respectively. All operations related to the used tire conversion process were discontinued effective June 30, 2004 in anticipation of a business combination transaction which was subsequently abandoned.

     General and administrative expenses for the years ended June 30, 2005 and 2004 were approximately $1.8 million and $93,000, respectively. The largest increase in these costs relate to stock based compensation expense, consulting fees paid to legal counsel and other individuals to facilitate the Fiscal 2005 change in control.

     It is anticipated that future expenditure levels will increase if and when the company consummates a business combination transaction with an operating entity.

     Earnings per share for the respective years ended June 30, 2005 and 2004, respectively, were approximately $(2.20) and $(0.89) based on the weighted-average shares issued and outstanding at the end of each respective year.

     We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the company's operating subsidiary begins meaningful operations.

     At June 30, 2005 and 2004, respectively, we had working capital of approximately $(4,500) and $(68,000).


Liquidity and Capital Resources

     On or about April 5, 2005, we issued 25,000 shares of restricted, unregistered common stock, valued at $12,500, for payment of legal fees to Thomas Kenan, our legal counsel.

     On or about May 17, 2005, we sold 1,875,045 shares of restricted, unregistered common stock for cash proceeds of approximately $200,000 to Halter Financial Group, Inc. We used these proceeds to retire 100% of the outstanding accounts payable and other operating debts of the company and to retire, through negotiation, all amounts owed for whatever reason to the former controlling shareholders. As a result of this transaction, the company had no outstanding liabilities. This transaction was executed at less than the closing price on the date of the respective transaction and resulted in a charge to operations of approximately $1,694,000.

     We relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in conjunction with any of the above listed transactions.

     Through June 30, 2005, Halter Financial Group, Inc. has advanced the company an aggregate of approximately $4,500 to support operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

     It is the current intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

     The company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.


Item 7 - Index to Financial Statements

     The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On August 15, 2005, Evans, Gaither & Associates, PLLC of Oklahoma City, Oklahoma resigned as principal independent accountants of TS Electronics, Inc. Evans, Gaither had been engaged as TS Electronics' principal independent accountants since February 4, 2004, when it replaced Kabani & Company, Inc. of Fountain Valley, California as our principal independent accountants.

     The report of Evans, Gaither on the financial statements of TS Electronics for its fiscal year ended June 30, 2004 contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about TS Electronics' ability to continue as a going concern for the fiscal year ended June 30, 2004, were not otherwise modified as to uncertainty, audit scope, or accounting principles during the period of its engagement (February 4, 2004) to August 15, 2005, the date of resignation. Similarly, the reports of Kabani & Company on the financial statements contained no adverse opinions or disclaimers of opinion, and, other than raising substantial doubt about the company's ability to continue as a going concern for each of the fiscal years ended June 30, 2003 and 2002, were not modified as to uncertainty, audit scope, or accounting principles during such past years.

     During the past two years or interim periods prior to August 15, 2005, there were no disagreements between TS Electronics and either Evans, Gaither or Kabani & Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Evans, Gaither's or Kabani & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     On August 17, 2005, TS Electronics engaged Hansen, Barnett & Maxwell, PC of Salt Lake City, Utah as its new principal accountant to audit its consolidated financial statements. TS Electronics did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

Item 8A.    Controls and Procedures.

     The company's management, with the participation of the company's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers serving the Company are as follows:

     Name                  Age     Position Held and Tenure
     ----                  ---     ------------------------
     Timothy P. Halter     39      Chief Executive Officer, Chief
                                   Accounting Officer and Director since
                                   May 11, 2005

     The director named above will serve until the next annual meeting of the company's stockholders or until his successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the company's affairs.

     The directors and officers will devote their time to the company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

     Timothy P. Halter, our sole officer and director, has during the past five years served as the sole officer and director of Halter Financial Group, Inc., a financial consulting firm.

Indemnification of Officers and Directors

     The company's by-laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company, which it may be unable to recoup.

Conflicts of Interest

     None of the officers of the company will devote more than a small portion of their respective time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

     The  officers,  directors  and  principal  stockholders  of the company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the company's officers, directors and principal stockholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the company's other stockholders. In making any such sale, members of company management may consider their own personal pecuniary benefit rather than the best interests of the company and the company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of company management.

     The company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the company is unable to predict whether, or in what amount, such stock issuance might be made.

     It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the company's directors or executive officers, or to any other affiliate of the company except as described under Executive Compensation below.

     Although management has no current plans to cause the company to do so, it is possible that the company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Compliance with Section 16 (a) of the Exchange Act

     As a result of the change in control effected in May 2005, management is unable to ascertain if all persons subject to Section 16(a) filing requirements prior to said date timely filed reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2005 or prior fiscal years. All persons subject to Section 16(a) filing requirements since the May 11, 2005 change in control have filed on a timely basis reports required to be filed by
Section 16(a) of the Exchange Act since said date.

Item 10 - Executive Compensation

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to the presidents of the company during the last three fiscal years:


          Name                        Year    Salary     Bonus
          ----

          Timothy P. Halter           2005          0        0
          Keith Boyd                  2005          0        0
          Keith Boyd                  2004          0        0
          Keith Boyd                  2003    $36,000        0

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of August 23, 2005, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the company. Also included are the shares held by all executive officers and directors as a group.

                                               Number of Shares
     Name and address                         Beneficially Owned     % of Class
     ----------------                         ------------------     ----------
     Timothy P. Halter                            1,875,045             75%

     All Directors and Executive Officers         1,875,045             75%
     (1 person)


Item 12 - Certain Relationships and Related Transactions

     The company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. The company's telephone number there is (972) 233-0300. This address is maintained and controlled by Timothy P. Halter, the company's President. Other than this mailing address, the company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the company's President.

Item 13 - Exhibits and Reports on Form 8-K

Exhibits

     31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     On May 11, 2005, the company filed a Current Report on Form 8-K to report the change in control transaction resulting from the purchase by Halter Financial Group, Inc. of 1,875,045 shares of the company's common stock.

Item 14 - Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2005 and 2004 Audit Fees

     The aggregate audit fees for 2005 were approximately $8,000 for professional services rendered by Hanson, Barnett in connection with the audit of our financial statements as of and for the 2005 fiscal year and fees of approximately $7500 for professional services rendered by Evans, Gaither in connection with reviews of our unaudited interim financial statements for the quarterly periods ended September 30, 2004, December 31, 2004 and March 31, 2005. The aggregate audit fees for 2004 were approximately $5,000. The amounts include fees for professional services rendered by Evans, Gaither in connection with the audit of our financial statements for the 2004 fiscal year and reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2004 by both Evans, Gaither and Kabani & Company.

Audit-Related Fees

     There were no audit-related fees billed by Hanson, Barnett, Evans, Gaither or Kabani & Company for other services rendered to the company for the 2004 or 2005 fiscal years.

Tax Fees

     There were no fees for tax services billed by Hanson, Barnett, Evans, Gaither or Kabani & Company for the 2004 or 2005 fiscal years.

All Other Fees

     There were no additional aggregate fees billed by Hanson, Barnett, Evans, Gaither or Kabani & Company for other services rendered to the company for the 2004 or 2005 fiscal years. The company's independent auditors may be engaged to provide non-audit services only after the board of directors has first considered the proposed engagement and has determined in each instance that the proposed services are not prohibited by applicable regulations and the auditors' independence will not be materially impaired as a result of having provided these services. In making this determination, the board takes into consideration whether a reasonable investor, knowing all relevant facts and circumstances, would conclude that the auditors' exercise of objective and impartial judgment on all issues encompassed within the auditors' engagement would be materially impaired.

                                   SIGNATURES

     Pursuant to the requirements in Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the company has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    TS Electronics, Inc.

Dated: September 23, 2005                        By: /s/ Timothy P. Halter
                                                    ----------------------------
                                                    Timothy P. Halter
                                                    President and
                                                    Chief Accounting Officer and
                                                    Sole Director

     Pursuant to the requirements in the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the company and in the capacities and on the date as indicated.


Dated: September 23, 2005                        By: /s/ Timothy P. Halter
                                                    ----------------------------
                                                    Timothy P. Halter
                                                    President and
                                                    Chief Accounting Officer and
                                                    Sole Director

                              TS Electronics, Inc.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Hansen, Barnett & Maxwell, Independent
     Registered Public Accounting Firm.......................................F-2

Report of Evans, Gaither & Associates PLLC, Independent
     Registered Public Accounting Firm.......................................F-3

Balance Sheets as of June 30, 2005 and 2004..................................F-4

Statements of Operations for the Years Ended June 30, 2005 and 2004..........F-5

Statements of Changes in Stockholder' Deficit for the Years
     Ended June 30, 2004 and 2005............................................F-6

Statements of Cash Flows for the Years Ended June 30, 2005 and 2004..........F-7

Notes to Financial Statements................................................F-8

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders
TS Electronics, Inc.

We have audited the balance sheet of TS Electronics, Inc. as of June 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of TS Electronics, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities during the year ended June 30, 2005. As of June 30, 2005, the Company had no assets, an accumulated deficit of $5,676,660, and negative working capital of $4,473. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note C. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Hansen, Barnett & Maxwell
                                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 8, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Stockholders and Board of Directors
TS Electronics, Inc. (formerly, Softstone, Inc.)

We have audited the accompanying balance sheet of TS Electronics, Inc. (formerly, Softstone, Inc.) as of June 30, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of $3,834,281 through June 30, 2004 and negative working capital of $68,322 at June 30, 2004. These factors, as discussed in Note C to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Evans, Gaither & Associates PLLC
Evans, Gaither & Associates PLLC
October 7, 2004
Oklahoma City, Oklahoma


                              TS Electronics, Inc.
                                 Balance Sheets


                                                                           June 30,
                                                                 --------------------------
                                                                     2005           2004
-------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                             $      --      $        84
-------------------------------------------------------------------------------------------

Total Current Assets                                                    --               84
-------------------------------------------------------------------------------------------

Total Assets                                                     $      --      $        84
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable - trade and accrued liabilities                 $      --      $    68,406
Payable to major stockholder                                           4,473           --
-------------------------------------------------------------------------------------------

Total Current Liabilities                                              4,473         68,406
-------------------------------------------------------------------------------------------

Stockholders' Deficit
Common stock - $0.001 par value; 30,000,000 shares authorized;
2,500,060 shares and 600,015 shares outstanding, respectively          2,500            600
Additional paid-in capital                                         5,669,687      3,763,359
Shares to be issued                                                     --            2,000
Accumulated deficit                                               (5,676,660)    (3,834,281)
-------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                           (4,473)       (68,322)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                      $      --      $        84
-------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.
                            Statements of Operations


                                          For the Years Ended June 30,
                                           --------------------------
                                               2005           2004
---------------------------------------------------------------------

Revenues                                   $      --      $    23,275
Cost of Sales                                     --           47,681
---------------------------------------------------------------------

Gross Loss                                        --          (24,406)
---------------------------------------------------------------------

General and Administrative Expense
Stock-based compensation                     1,693,728           --
Other                                          148,651         92,963
---------------------------------------------------------------------

Total General and Administrative Expense     1,842,379         92,963
---------------------------------------------------------------------

Loss from Operations                        (1,842,379)      (117,369)

Other Income (Expense)
Other income                                      --            2,500
Interest expense                                  --           (5,595)
Loss on settlement of liabilities                 --         (504,190)
Gain on settlement of debt                        --          120,362
---------------------------------------------------------------------

Net Loss                                   $(1,842,379)   $  (504,292)
---------------------------------------------------------------------

Basic and Diluted Loss per Common Share    $     (2.20)   $     (0.89)
---------------------------------------------------------------------

Basic and Diluted Weighted-Average
Common Shares Outstanding                      837,144        565,450
---------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.


                              TS Electronics, Inc.
                 Statements of Changes in Stockholders' Deficit
                   For the Years ended June 30, 2004 and 2005



                                                     Common Stock         Additional      Shares                        Total
                                                 -------------------       Paid-in        to be       Accumulated    Stockholders'
                                                 Shares       Amount       Capital        Issued        Deficit        Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 2003                         350,155   $       350   $ 2,294,088   $     6,515    $(3,329,989)   $(1,029,036)

Issuance for cash received in prior period           344             1         2,514        (2,515)          --             --
Settlement of related party accounts                --            --
payable                                            6,879             7        40,512          --             --           40,519
Issuance for services                              1,988             2        14,143          --             --           14,145
Issuance for payment of interest                     229          --           1,024          --             --            1,024
Issuance as payment of loan incentive
recognized in prior period                         1,147             1         1,999        (2,000)          --             --
Issuance in exchange for the assumption
of liabilities by major stockholders             239,273           239     1,409,079          --             --        1,409,318
Net loss for the year                               --            --            --            --         (504,292)      (504,292)
--------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2004                        600,015           600     3,763,359         2,000     (3,834,281)       (68,322)

Issuance for settlement of accounts
payable                                           25,000            25        12,475          --             --           12,500
Issuance for cash                              1,875,045         1,875       198,125          --             --          200,000
Stock-based compensation                            --            --       1,693,728          --             --        1,693,728
Cancellation of obligation to issue
shares paid for in prior period                     --            --           2,000        (2,000)          --             --
Net loss for the year                               --            --            --            --       (1,842,379)    (1,842,379)
---------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2005                      2,500,060   $     2,500   $ 5,669,687   $      --      $(5,676,660)   $    (4,473)
--------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.


                              TS Electronics, Inc.
                            Statements of Cash Flows


                                                                              For the Years Ended June 30,
---------------------------------------------------------------------------------------------------------
                                                                                  2005           2004
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                                      $(1,842,379)   $  (504,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of liabilities                                                    --          504,190
Gain on settlement of debt                                                           --         (120,362)
Expenses paid with common stock                                                    12,500         14,145
Expenses paid by increase in payable due to major stockholder                       4,473
Stock-based compensation                                                        1,693,728           --
Change in accounts payable and accrued expenses                                   (68,406)        70,507
--------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                            (204,557)       (35,812)
--------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Cash received from disposition of property and equipment                             --            2,500
--------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                --            2,500
--------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Principal payments on loans and debts                                                --           (3,804)
Proceeds from borrowing                                                              --           35,411
Proceeds from issuance of common stock                                            200,000           --
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         200,000         31,607
--------------------------------------------------------------------------------------------------------
Net Decrease in Cash                                                                  (84)        (1,705)
Cash at beginning of year                                                              84          1,789
--------------------------------------------------------------------------------------------------------

Cash at End of Year                                                           $      --      $        84
--------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Interest paid during the year                                                 $      --      $     5,595
--------------------------------------------------------------------------------------------------------


Supplemental Schedule of Noncash Investing and Financing Activities During the year ended June 30, 2004, the major stockholders of the Company assumed $905,128 of liabilities from the Company in exchange for the transfer of assets with a fair value of zero and the issuance of 239,273 shares of common stock with a fair value of $1,409,318. A $504,190 loss on settlement of the liabilities was recognized as a result of the transaction.

During the year ended June 30, 2005, the Company obtained a cancellation of a $2,000 obligation to issue common stock that resulted from cash received in a prior period. The cancellation was recognized as an increase in additional paid-in capital.

   The accompanying notes are an integral part of these financial statements.

                              TS Electronics, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

TS Electronics, Inc. (Company) was incorporated as Softstone, Inc. in accordance with the Laws of the State of Delaware on October 7, 1998. The Company's initial business plan was to manufacture a patented rubber product used in the road and building construction industries.

On July 24, 2001, the Company entered into a plan of reorganization involving Kilkenny Acquisition Corp. (Kilkenny) whereby the Company is the survivor and in control of the Board of Directors. The merger agreement provided for the exchange of 1,158,387 shares of the Company's common stock for all the issued and outstanding common stock of Kilkenny. For accounting purposes, the transaction between the Company and Kilkenny was treated as a re!capitalization of the Company, with the Company as the accounting acquirer.

On August 13, 2003, the Company changed its name to TS Electronics, Inc.

On or about August 11, 2004 the Company entered into a Stock Exchange Agreement (Agreement) with the sole shareholder of China ESCO Holdings Limited (China
ESCO), a company organized in the Hong Kong Special Administration Region in The People's Republic of China and its wholly owned operating subsidiary, AsiaNet PE Systems Limited. The agreement provided that the Company would issue approximately 11,201,902 shares of its restricted common stock in exchange for 100% of the issued and outstanding capital stock of China ESCO which would represent approximately 94% of the then total issued and outstanding common stock of the Company after the exchange. On January 14, 2005, the August 17, 2003 Agreement was rescinded on the grounds of material breaches of the agreement by the sole shareholder of China ESCO. Accordingly, the Agreement was not given accounting recognition in the accompanying financial statements.

On or about February 8, 2005, the Company signed a letter of intent with Osage Energy Company, LLC with regard to a proposed business combination transaction. Subsequent discussions between the Company and Osage Energy resulted in an abandonment of any further efforts with regard to such a business combination.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of June 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management  acknowledges  that  it is  solely  responsible  for  adopting  sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Note C - Going Concern Contingency

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, the Company has an accumulated deficit of $5,676,660 and negative working capital of $(4,473) at June 30, 2005.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

                              TS Electronics, Inc.

The Company anticipates offering equity securities in the future. However, there is no assurance that the Company will be able to obtain additional funding through the issuance of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely upon additional loans from management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Note D - Summary of Significant Accounting Policies

Research and Development Expenses - Research and development expenses are charged to operations as incurred.

Advertising Expenses - The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred. For the years ended June 30, 2005 and 2004, respectively, an aggregate of $-0- was charged to operations for advertising expenses.

Stock-Based Compensation - The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares.

Basic and Diluted Loss per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding.

New accounting pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations using the fair value method. The revised statement is effective for the Company as of July 1, 2005. Adoption of the revised statement is not expected to have any effect on the Company's financial statements since the Company has not granted share-based compensation to any employees.

Note E - Advances from Major Shareholder

Through June 30, 2005, the Company's major shareholder has paid $4,473 to others on behalf of the Company to support the Company's operations, settle outstanding trade accounts payable and provide working capital. These advances are repayable upon demand, are non-interest bearing and are unsecured.

Note F - Income Taxes

The Company had no provision for income taxes during the years ended June 30, 2005 or 2004.

Concurrent with a May 2005 change in control, the Company's operating loss carryforward for Federal income tax purposes will be limited. The Company's income tax expense (benefit) for each of the years ended June 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:


                              TS Electronics, Inc.

                    Notes to Financial Statements - Continued


                                                                Year Ended       Year Ended
                                                              June 30, 2005    June 30, 2004
                                                              -------------    -------------
Statutory rate applied to income before income taxes          $    (626,400)       $(171,000)
Effect of non-deductible stock-based compensation expense           575,900
Change in deferred tax valuation allowance                           50,500          171,000
                                                              -------------    -------------
         Income tax expense                                   $        --      $        --
                                                              =============    =============

Deferred tax assets consisted of the following as of June 30, 2005 and 2004, respectively, after taking the May 2005 change in control into consideration:

                                                              June 30, 2005    June 30, 2004
                                                              -------------    -------------
       Deferred tax assets
         Net operating loss carryforwards                     $       1,500    $        --
         Less valuation allowance                                    (1,500)            --
                                                              -------------    -------------
         Net Deferred Tax Asset                               $        --      $        --
                                                              =============    =============

Note G - Common Stock Transactions

During the year ended June 30, 2004, the Company issued 344 shares of restricted, unregistered common stock for cash received in the prior year.

During the year ended June 30, 2004, the Company issued 6,879 shares of restricted, unregistered common stock valued at $40,519 for settlement of notes payable amounting to $160,881 resulting in a gain of $120,362 on settlement of debt.

During the year ended June 30, 2004, the Company issued 1,988 shares of restricted, unregistered common stock for services valued at $14,145.

During the year ended June 30, 2004, the Company issued 229 shares of restricted, unregistered common stock for interest valued at $1,024.

During the year ended June 30, 2004 the Company issued 1,147 shares of restricted, unregistered common stock for loan incentives included in the prior period valued at $2,000.

During the year ended June 30, 2004, the Company issued 239,273 shares of restricted, unregistered common stock valued at $1,409,318, based on the market value of the common stock on the date of issuance, and transferred its operating assets to the Company's major stockholder in exchange for the major stockholder assuming $905,128 of liabilities from the Company. As a result of the assumption and issuance of the common stock, the Company recognized a loss on the settlement of the liabilities of $504,190.

During the year ended June 30, 2005, the Company issued 25,000 shares of restricted, unregistered common stock, valued at $12,500, for payment of legal fees.

During the year ended June 30, 2005, the Company issued 1,875,045 shares of restricted, unregistered common stock for cash proceeds of $200,000. The Company used these proceeds to retire outstanding accounts payable and other liabilities. This transaction was executed at less than the closing market price for the Company's stock on the date of the transaction and therefore resulted in recognition of stock-based compensation for the services rendered by management of the Company in the amount of $1,693,728.