Form 10QSB
period 2005-09-30
TS ELECTRONICS INC
filed 2005-11-18
CIK 1106644

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


Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China.
                                Zip Code: 570216
                          Telephone: +86 898 6681 8282
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

     As of September 30, 2005, the Company had 30,000,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART 1

FINANCIAL INFORMATION                                                          1

Item 1.  Financial Statements                                                  1

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities                              15

Item 3   Defaults Upon Senior Securities                                      16

Item 4   Submission of Matters to a Vote of Security Holders                  16

Item 5   Other Information                                                    16

Item 6   Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                    17


Item 1.  Financial Statements

                              TS ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 300, 2005
                                   (UNAUDITED)

                             Chinese Yuan (Renminbi)
------------------------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                                           Y 28,816,278
Trade accounts receivables, less allowance for doubtful accounts of Y11,585,939       48,681,466
Other non-trade receivables, less allowance for doubbtful accounts of Y910,800         7,274,964
Advance to suppliers                                                                     397,483
Inventory, net                                                                        38,822,115
------------------------------------------------------------------------------------------------
Total current assets                                                                 123,992,306
------------------------------------------------------------------------------------------------

Non-current assets
Property and equipment, net                                                           20,532,270
Intangible assets, net                                                                   504,158
Deferred tax assets                                                                      426,052
------------------------------------------------------------------------------------------------
Total non-current assets                                                              21,462,480
------------------------------------------------------------------------------------------------
Total assets                                                                        Y145,454,786
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                                              Y 17,521,905
Accrued expenses                                                                         486,426
Taxes payable                                                                          1,898,829
Other accounts payable                                                                 2,929,802
Advances from customers                                                                2,375,880
Dividend payable                                                                      34,688,034
Accounts payable-related parties                                                         889,792
Short-term notes payable                                                              28,000,000
Current portion of long-term note payable                                             23,000,000
------------------------------------------------------------------------------------------------
Total current liabilities                                                            111,790,668
------------------------------------------------------------------------------------------------

Long-term liabilities
Research and development commitment                                                      250,000
------------------------------------------------------------------------------------------------
Total long-term liabilities                                                              250,000
------------------------------------------------------------------------------------------------

Shareholders' equity
Common shares - Y0.008 par value; 100,000,000 shares authorized;
27,778,445 shares issued and outstanding                                                 229,908
Additional paid-in capital                                                            28,170,574
Retained earnings                                                                      5,013,636
------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            33,414,118
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                          Y145,454,786
================================================================================================

      See the accompanying notes to the consolidated financial statements.


                      TS ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Chinese Yuan (Renminbi)
----------------------------------------------------------------------------------------
                                                 For the Three       For the Period from
                                                 Months Ended        January 12, through
                                                 September 30,          September 30,
                                                      2005                   2005
----------------------------------------------------------------------------------------
Revenues                                      Y        20,958,797    Y        25,035,222
Cost of revenues                                       13,056,960             15,717,843
----------------------------------------------------------------------------------------
Gross profit                                            7,901,837              9,317,379
----------------------------------------------------------------------------------------
Operating expenses
Selling expenses                                          347,928                385,085
General and administraive                               1,991,579              2,157,756
----------------------------------------------------------------------------------------
Total operating expenses                                2,339,507              2,542,841
----------------------------------------------------------------------------------------
Income from operations                                  5,562,330              6,774,538
----------------------------------------------------------------------------------------

Non-operating income(expenses)
Interest income                                             2,154                  2,154
Interest expense                                       (1,004,020)            (1,243,167)
----------------------------------------------------------------------------------------
Non-operating income(expenses)                         (1,001,866)            (1,241,013)
----------------------------------------------------------------------------------------
Income before taxes                                     4,560,464              5,533,525
Income tax expense                                        430,931                519,889
----------------------------------------------------------------------------------------
Net income                                    Y         4,129,533    Y         5,013,636
========================================================================================

Basic and diluted earnings per common share   Y              0.33    Y              1.14
========================================================================================

Weighted-average common shares outstanding             12,407,908              4,399,431
========================================================================================

                      TS ELECTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM JANUARY 12, 2005 (DATE OF INCEPTION) TRHOUGH
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                   Chinese Yuan (Renminbi)
                                                 -------------------------------------------------------------------------------

                                                          Common Stock             Additional                          Total
                                                 -----------------------------      Paid-in          Retained      Stockholder's
                                                     Shares          Amount         Capital          Earnings          Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance - January 12, 2005 (Date of Inception)            --     Y        --     Y        --      Y        --      Y        --
Issuance for cash, April 12, 2005                       85,112             704            (696)            --                  8
Issuance for cash, August 16, 2005                  25,193,273         208,512      28,228,983             --         28,437,495
Issuance in exchange for the liabilities of
TS Electronics, Inc.                                 2,500,060          20,692         (57,713)            --            (37,021)
Net income                                                --              --              --          5,013,636        5,013,636
--------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2005                        27,778,445   Y     229,908   Y  28,170,574    Y   5,013,636    Y  33,414,118
--------------------------------------------------------------------------------------------------------------------------------

      See the accompanying notes to the consolidated financial statements.

                      TS ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM JANUARY 12, 2005 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                             Chinese Yuan (Renminbi)
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                         Y  5,013,636
Depreciation and amortization                                           629,887
Accretion of discount on notes payable                                  700,000
Deferred tax asset                                                     (102,935)
Changes in assets and liabilities:
Accounts receivable                                                 (12,330,407)
Other receivable                                                     (3,506,939)
Advances to suppliers                                                 9,291,099
Inventory                                                           (11,599,887)
Accounts payable                                                     13,960,147
Other accounts payable                                               (3,843,802)
Accounts payable-related parties                                        889,792
Accrued expenses                                                        452,436
Advances from customers                                                 120,834
Accrued taxes payable                                                   232,650
--------------------------------------------------------------------------------
Net cash used in operating activities                                   (93,489)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Collection on note receivable                                            91,728
Net cash received in purchase of Hainan                               1,068,275
Purchases of property and equipment                                    (118,115)
--------------------------------------------------------------------------------
Net cash provided by investing activities                             1,041,888
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Payment of dividend payable                                            (532,603)
Proceeds from issuance of common shares                              28,400,482
--------------------------------------------------------------------------------
Net cash provided by financing activities                            27,867,879
--------------------------------------------------------------------------------

Net increase in cash                                                 28,816,278
Cash and cash equivalents at beginning of period                           --
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         Y 28,816,278
================================================================================

      See the accompanying notes to the consolidated financial statements.

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005. Through June 15, 2005, Onny was a development stage enterprise with no development stage activities except for the acquisition of Helpson, as discussed below. Upon the acquisition of Hainan Helpson Medical Biotechnology Co., Ltd ("Helpson") and its operations, Onny emerged from the development stage.

On April 12, 2005, Onny issued 100 shares of common stock to Tsui Hueng Mei ("Ms. Tsui") in exchange for Y8 in cash. Ms. Tsui also elected herself as Onny's sole director.

On June 16, 2005, the Company acquired all the outstanding shares of Helpson. See Note 2.

On October 20, 2005, Onny was reorganized as a wholly-owned subsidiary of TS Electronics, Inc. The reorganization was accomplished by Ms. Tsui exchanging her 29,700 Onny common shares for 20,555,329 common shares of TS Electronics, Inc. and for the commitment by TS Electronics, Inc. to issue Ms. Tsui 4,723,056 common shares following an amendment of the TS Electronics, Inc. articles of incorporation increasing the number of common shares authorized to 100,000,000 shares, which exchange of shares was on an 851-for-1 exchange ratio. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of TS Electronics, Inc. which exchange was on a 694-for-1 exchange ratio. (The issuance of the preferred shares, conversion into Onny common shares and the exchange for TS Electronics, Inc. common shares are not presented herein). The reorganization of Onny into TS Electronics, Inc. was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of Y37,021 of liabilities. The reverse acquisition of TS Electronics, Inc. was recognized as a nonmonetary exchange and has been included in the accompanying consolidated financial statements as though the transaction between Onny and TS Electronics, Inc. had occurred on September 30, 2005.

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private sellers in PRC, through its marketing department in Hainan Province and from nine sales representative offices in other provinces and cities. Helpson's other operating activities include biochemical products, health products, and cosmetics.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Consolidation and Basis of Presentation - The accompanying consolidated financial statements include the accounts and operations of Onny from the date of its inception on January 12, 2005, the accounts and operations of Helpson from the date of its acquisition on June 16, 2005, and the accounts and operations of TS Electronics, Inc. from September 30, 2005. The accompanying consolidated financial statements have been restated on a retroactive basis for the effects of the stock split resulting from the reorganization of Onny into TS Electronics, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The
Company's functional currency is the Chinese Yuan (Renminbi) and the accompanying financial statements have been expressed in Chinese Yuan (Renminbi).

Fair Values of Financial Instruments --Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying amounts of notes payable approximate fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments are at interest rates which approximate current market rates.

Cash and cash equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Trade receivables and allowance for doubtful accounts - Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

The Company presents trade receivables net of allowances for doubtful accounts, to ensure trade receivables are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in China for receivables to extend beyond one year. Included in trade receivables is approximately Y1,780,000 that occurred more than one year from September 30, 2005, but is estimated to still be collectable.

Inventory - Inventories are stated at weighted average costing. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided in situation when its market values are lower than its costs at the year end valuation.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Property and Equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statements of operations in the period of disposition, determined by reference to their carrying amounts.

Intangible Assets - Acquisition costs on patents, trademarks, licenses, techniques, formulas and other intangibles are capitalized and amortized using the straight-line method over their useful lives. For those intangible assets, such as patents, with legal protection over a period, their useful life is the protected period. Others that do not have legal protection periods, are amortized generally over 5 to 10 years. The Company does not capitalize internally generated intangible assets.

Intangible assets are techniques for medicines. Amortization on intangible assets was Y41,372 for the period from January 12, 2005 through September 30, 2005.

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advanced payments to suppliers for materials and receive from customers advances for finished products. As of September 30, 2005, the advances to suppliers were Y397,483 and the advances from customers were Y2,375,880, respectively.

Revenue Recognition - The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. Delivery does not occur until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Cost of Revenues - Cost of revenues include wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Research and Development - Research and development expenditures are recorded as expenses in the period in which they occur.

Retirement Benefit Plans - The Company contributes to various employee retirement benefit plans organized by provincial governments under which it is required to make monthly contributions to these plans at rates prescribed by the related provincial governments. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Advertising Costs - Advertising costs are expensed when incurred.

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is calculated to give effect to potentially issuable dilutive common shares. There were no potential common shares outstanding at September 30, 2005.

Credit risk - The carrying amounts of accounts receivable included in the balance sheets represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk.

The Company performs ongoing credit evaluations of each customer's financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management's estimations.

Interest rate risk - The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recently Enacted Accounting Standards - In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs--An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company beginning on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In general, the accounting required by SFAS 123R is similar to that of SFAS No. 123. However, SFAS No. 123 gave companies a choice to either recognize the fair value of stock options in their income statements or disclose the pro forma income statement effect of the fair value of stock options in the notes to the financial statements. SFAS 123R eliminates that choice and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the option vesting period. SFAS 123R must be adopted no later than July 1, 2005. Early adoption is permitted.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2.  ACQUISITION

On May 25, 2005, the Company entered into an agreement with the shareholders of Helpson, a privately held Chinese joint venture, in which the Company agreed to acquire and the shareholders of Helpson agreed to sell all of the outstanding common shares of Helpson to the Company in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of Y34,076,800, the assumption of Y38,115,843 of other liabilities and the issuance of non-interest bearing promissory notes totaling Y28,000,000 payable three months after Helpson obtains a business license in the People's Republic of China as a wholly foreign owned entity. Helpson obtained such license on June 16, 2005 and the shares of Helpson were transferred to the Company on that date. June 16, 2005 was recognized as the date of the acquisition. The promissory notes are due September 16, 2005.

Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private sellers in the Peoples Republic of China, through its marketing department in Hainan Province and from nine sales representative offices in other provinces and cities. Helpson's other operating activities include biochemical products, health products, and cosmetics.

Since Helpson is an operating company and control of Helpson changed upon the closing of the acquisition agreement, the Company is the accounting acquirer and has recognized the acquisition of Helpson as a business combination in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations. On April 25, 2005, Helpson declared a dividend to the selling shareholders of Y34,076,800, which equaled Helpson's retained earnings at March 31, 2005 less deferred income tax assets of Y713,565 that are not considered part of distributable profits under Chinese law. The fair value of the net assets of Helpson was determined by appraisal and exceeded the cost of the net assets acquired. That excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current assets acquired.

At June 16, 2005, the purchase price was allocated to the assets acquired and liabilities assumed as follows:

Current assets                                                      Y 78,513,015
Property and Equipment                                                20,964,041
Intangible assets                                                        584,158
--------------------------------------------------------------------------------
Total assets acquired                                                100,061,214
--------------------------------------------------------------------------------

Current liabilities                                                   64,511,214
Long-term liabilities                                                  8,250,000
--------------------------------------------------------------------------------
Total liabilities assumed                                             72,761,214
--------------------------------------------------------------------------------
Net assets acquired                                                 Y 27,300,000
================================================================================

Intangible assets consist of registered patents, trademarks, licenses, techniques and formulas related to several Western and Chinese medicines, biochemical products, health products, and cosmetics. These intangible assets have a weighted-average useful life of approximately 5 years.

The following unaudited pro forma information is presented to reflect the operations of the Company and Helpson on a combined basis as if the acquisition of Helpson had been completed as of January 1, 2005, respectively. The unaudited pro forma information is only illustrative of the effects of the acquisition and does not necessarily reflect the results of operations that would have resulted had the acquisition actually occurred on those dates.

                                                             For the Period from
                                                             January 12, through
                                                                September 30,
                                                                     2005
--------------------------------------------------------------------------------
                                                                 (unaudited)

Revenue                                                      Y        69,102,267
Net income                                                            18,749,610
Basic earnings per common share                                             1.51
================================================================================


Pro forma net  income  for the for the nine  months  ended  September  30,  2005 include nonrecurring interest expense of Y700,000 resulting from the amortization of the discount on the Y28,000,000 promissory notes payable to the former Helpson shareholders, which discount was computed based upon an imputed interest rate of 10% per annum.

The reorganization was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of Y37,021 of liabilities. The acquisition of TS Electronics, Inc. was recognized as a non-monetary exchange.


NOTE 3 - INVENTORY

Inventory consisted of the following at September 30, 2005:

--------------------------------------------------------------------------------
Raw materials                                                       Y33,901,357
Work in progress                                                      1,163,392
Finished goods                                                        3,772,075
Provision for obsolescence                                              (14,709)
--------------------------------------------------------------------------------
Total Inventory                                                     Y38,822,115
================================================================================


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

--------------------------------------------------------------------------------
Permit of land use                                                  Y 2,816,679
Building                                                              9,067,566
Plant, machinery and equipment                                        9,029,542
Motor vehicle                                                           115,405
Office equipment                                                         91,592
--------------------------------------------------------------------------------
Total                                                                21,120,784
Less: Accumulated depreciation                                         (588,514)
--------------------------------------------------------------------------------
Property and equipment, net                                         Y20,532,270
================================================================================

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset                                                                     Life
--------------------------------------------------------------------------------
Permit of land use                                                       40 - 70
Building                                                                 20 - 35
Plant, machinery and equipment                                                10
Motor vehicle                                                             5 - 10
Office equipment                                                               5
--------------------------------------------------------------------------------

Depreciation expense was Y588,514 for the period from January 12, 2005 through September 30, 2005.


NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average useful life of approximately 5 years. The estimated aggregate amortization expense for the remainder of the period ending December 31, 2005 and the succeeding four years is as follows:

--------------------------------------------------------------------------------
2005                                                                    Y 41,372
2006                                                                      41,936
2007                                                                      41,936
2008                                                                      27,826
2009                                                                      24,638
--------------------------------------------------------------------------------


NOTE 6 - INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes consisted only of current taxes payable of Y519,889. The Company is not subject to any income taxes in the United States. Income tax expense differed from the amounts computed by applying the enterprise income tax rate of 7.5% to pretax income as a result of the following:


Tax at statutory rate (7.5%)                                           Y 342,035
Nondeductible expenses                                                   177,854
--------------------------------------------------------------------------------
Provision for income taxes                                             Y 519,889
--------------------------------------------------------------------------------

At September 30, 2005, net deferred tax assets consisted of the following:


Allowances for doubtful accounts receivable                           Y  936,644
Property and equipment                                                 1,385,901
Intangible assets                                                         35,017
--------------------------------------------------------------------------------
Total deferred tax assets                                              2,357,562
Less: Valuation allowance                                              1,931,510
--------------------------------------------------------------------------------
Net deferred tax assets                                               Y  426,052
--------------------------------------------------------------------------------

The Company has also incurred various other taxes, primarily comprised of business tax, value-added tax, urban construction tax, education surcharges and etc. Any unpaid amounts are reflected on the balance sheets as other taxes payable.


NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2005:
     Note payable to a bank, bearing interest at 6.6%, secured by equipment,
     building and land use rights, matured, in process of renewal               Y15,000,000
     Note payable to a bank, bearing interest at 6.6%, secured by equipment,
     building and land use rights, due in March 2006                              8,000,000
     Note payable to former Hainan Helpson shareholders, noninterest
     bearing, secured by the capital stock of Hainan Helpson                     28,000,000
-------------------------------------------------------------------------------------------
     Total notes payable                                                         51,000,000
     Less: Current portion                                                      (51,000,000)
-------------------------------------------------------------------------------------------
     Long term notes payable                                                    Y      --
===========================================================================================

Annual maturities of notes payable for the remainder of the period ending December 31, 2005 and thereafter are as follows:

--------------------------------------------------------------------------------
2005                                                                Y 43,000,000
2005                                                                   8,000,000
================================================================================


NOTE 8. STOCKHOLDERS' EQUITY

On July 6, 2005, the shareholder of Onny amended Onny's articles of incorporation increasing the number of authorized common shares to 4,000,000, reducing the par value of the common shares to Y0.08 per share and authorizing 100 preferred shares with a par value of Y825. On August 18, 2005, prior to the reorganization with TS Electronics, Inc., the articles of incorporation of Onny, were amended changing the authorized capital of Onny to 40,000 common shares, Y827.65 (US$100) par value, and 10,000 preferred shares, Y827.65 (US$100) par value.

The Onny preferred shareholders were entitled to receive dividends prior to common shareholders at a rate of Y0.64 per annum for each preferred share. Following the payment of preferred dividends, the preferred shareholders were entitled to participate equally with common shareholders in dividends. The preferred dividends were non-cumulative. The preferred shares were convertible into common shares on a one-for-one basis any time after the date of issuance, at the option of the holder.

As described in Note 1, the reorganization of Onny into TS Electronics, Inc. was recognized as an 851-for-1 stock of the Onny common shares previously outstanding. The number of common shares issued and outstanding have been restated in the accompanying consolidated financial statements on a retroactive basis for the effects of the stock split.

On August 16, 2005, the Onny shareholder made a capital investment in Onny of Y28,437,495 in cash in exchange for the issuance of 25,193,273 common shares (29,600 pre-split common shares).

The accompanying financial statements reflect the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of Y37,021 of liabilities as though the issuance had occurred on September 30, 2005.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

Economic environment - Significantly all of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi ("RMB"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.


NOTE 10.  SUBSEQUENT EVENTS

On October 19, 2005, Onny issued 10,000 preferred shares in exchange for Y35,692,406 in cash, net of Y5,690,094 offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares.

On November 4, 2005 the Company made payments to satisfy in full the notes payable to the former Helpson shareholders in the amount of Y28,000,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. Our financial statements are prepared in RMB and are in accordance with accounting principles generally accepted in the United States. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control.

We do not undertake to publicly update or revise any of the forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You are also urged to carefully review and consider our discussions regarding the various factors, which affect our business, included in this section and elsewhere in this report.

Factors that might cause actual results, performance or achievements to differ materially, among other things: from those projected or implied in such forward-looking statements include: (i) the impact of competitive products; (ii) changes in laws and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and availability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) our inability to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of our products; (x) managing and maintaining growth; (xi) customer demands;
(xii)market and industry  conditions  including pricing and demand for products,
(xiii)the success of product development and new product introductions into the marketplace; (xiv)the departure of key members of management; (xv) our ability to efficiently market our products; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly states that the safe harbor for forward looking statements does not apply to companies that issue securities that meet the definition of a penny stock, as such, the safe harbor for forward looking statements does not apply to us.

Overview

On June 16, 2005, Onny Investment Limited ("Onny") acquired all of the outstanding common shares of Helpson, a privately held Chinese joint venture, in exchange for cash payments to the Hainan shareholders in the form of common stock dividends from Helpson of Y34,076,800 and non-interest bearing promissory notes totaling Y28,000,000 payable on September 16, 2005. The acquisition of Helpson was recognized as a business combination.

On August 16, 2005, the Onny shareholder made a capital investment in Onny of Y28,437,495 in cash in exchange for the issuance of 25,193,273 (29,600 pre-split) additional common shares. On August 18, 2005, the memorandum and articles of association of Onny were amended to increase the number of shares of preferred stock authorized to 10,000 shares with a Y827.65 (US$100) par value. On October 20, 2005, Onny issued 10,000 preferred shares in exchange for Y35,692,406 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares and on November 4, 2005 principal payments on the promissory notes of Y28,000,000 were made to the former Helpson shareholders.

Also on October 20, 2005, Onny was reorganized as a wholly-owned subsidiary of TS Electronics, Inc. The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of TS Electronics, Inc. and for the commitment by TS Electronics, Inc. to issue the original Onny common shareholder 4,723,056 common shares following an amendment of the TS Electronics, Inc. articles of incorporation increasing the number of common shares authorized to 100,000,000 shares, which was on an 851-for-1 exchange ratio. In addition, the prior Onny Preferred Shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of TS Electronics, Inc. which was on a 694-for-1 exchange ratio.

The reorganization was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of Y37,021 of liabilities. The acquisition of TS Electronics, Inc. was recognized as a nonmonetary exchange.

As a result of these transactions, we currently operate as a holding company for Helpson, our China-based indirect wholly owned subsidiary. Through Helpson, we research and produce a variety of bio-pharmaceutical products that focus primarily on genetic engineering, bioengineering, peptidergic medicine. We have recently expanded into chemical medicine. Our main products can be separated into three major categories, in terms of product purposes: anti-infection products, and raw materials for surface wound-recovery and the neural system product.. We present product types including the covered tablet, capsule, troche, oral fluid, injection, frozen powder acicula, and germfree powder acicula. By increasing investment in research & development to develop products with easier absorption, stability and improved transportation safety, we strive to fulfill a larger range of patient needs.

Operations for the three months ended September 30, 2005 and the period from January 12 to September 30, 2005

Revenues were Y20,958,797 for the three months ended September 30, 2005, and the cost of revenues was Y13,056,960, which was 62% of the revenues. Operating expenses were Y2,339,507, which was 42% of income from operations. Interest expense was Y1,004,020 and net income was Y4,129,533. Revenues were Y25,035,222 for the period from January 12 to September 30, 2005, and the cost of revenues was Y15,717,843, which is 63% of the revenues. Operating expenses were Y2,542,841 for the period from January 12 to September 30, 2005, which was 38% of income from operations. Interest expense for the period from January 12 to September 30, 2005 was Y1,243,167, and the net income was Y5,013,636.

Liquidity and capital resources of TS Electronics for the period January 12, 2005 to September 30, 2005.

As of September 30, 2005 ,cash and cash equivalents of TS Electronics is Y28,816,278. Cash used in operating activities was approximately Y93,489 for the period January 12, 2005 to September 30, 2005, which resulted from trade accounts receivable increasing by Y12,330407 and advances to suppliers decreasing by Y9,291,099 and the inventory increasing by Y11,599,887 and account payable increased amounts Y13,960,147.

Cash flows from investing activities for the period January 12,2005 to September 30,2005 were Y1,041,888. This was mainly a result of the net cash received in the purchase TS Electronics..

ITEM 3.  CONTROLS AND PROCEDURES

1)   Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

2)   Changes in Internal Control

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.  LEAGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2005, we sold to Halter Financial Group, Inc. ("HFG") in a private placement 1,875,045 shares of restricted common stock at a purchase price of $0.1066641 per share, pursuant to the terms of a Stock Purchase Agreement (the "Purchase Agreement") executed by the parties on said date. As a result of the purchase, HFG became our controlling shareholder, owning approximately 75% of our issued and outstanding shares of common stock. This issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

On October 20, 2005, we entered into a Securities Exchange Agreement with Onny and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Onny from said stockholders in exchange for 27,499,940 shares of our common stock. This issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising. The acquirers were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the shares were being acquired for investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On August 17, 2005 we filed a Form 8-K to announce the dismissal of Evans Gaither & Associates, PLLC ("Evans") and the appointment of Hansen, Barnett & Maxwell, PC.

On October 20, 2005, we filed a Form 8-K to disclose that we entered into a Securities Exchange Agreement (the "Exchange Agreement") with Onny Investment Limited, a corporation organized under the laws of the British Virgin Islands ("Onny"), and its original stockholders and Halter Financial Group, Inc. ("Halter") pursuant to which we acquired all of the issued and outstanding shares of Onny from said stockholders in exchange for 27,499,940 shares of our common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1  -   Certification of Chief Executive  Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

     31.2  -   Certification of Chief Financial  Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

     32.1  -   Certification  of the  Chief  Executive  Officer  pursuant  to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2  -   Certification  of the  Chief  Financial  Officer  pursuant  to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

See Item 5.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TS Electronics, Inc.



Date:  November 18, 2005                    /s/ Zhilin Li
                                           -------------------------------------
                                           Zhilin Li
                                           Chief Executive Officer and President



Date:  November 18, 2005                    /s/ Xinhua Wu
                                           -------------------------------------
                                           Xinhua Wu
                                           Chief Financial Officer