Form 10KSB
period 2005-12-31
TS ELECTRONICS INC
filed 2006-03-31
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------
                        Commission file number: [0-29523]

                              TS ELECTRONICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                Delaware                                 73-1564807
----------------------------------------    ------------------------------------
      (State or Other Jurisdiction               (I.R.S. Employer I.D. No.)
     incorporation or organization)


    2nd  Floor, No. 17, Jinpan Road,                      570216
     Haikou, Hainan Province, China
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


    Issuer's telephone number                         858-776-8880 (USA)
                                                   86-898-66811730 (China)
                                             -----------------------------------


Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common stock, $0.001 par value
--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The issuer's revenue for the fiscal year ended December 31, 2005 was $8,657,813.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: 9,444,671 shares held by non-affiliates had an aggregate market value of $ 11,805,838.75 as of March 28, 2006.

As of March 27, 2006, there were 34,723,056 shares of Common Stock issued and outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

EXHIBITS incorporates by reference certain information which has been filed with the Securities and Exchange Commission.

Transitional Small Business Disclosure Format: Yes    No X

                               TS ELECTRONICS INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1       Description of Business                                           4
Item 2       Description of Property                                          31
Item 3       Legal Proceedings                                                32
Item 4       Submission of Matters to a Vote of Security Holders              32

Part II

Item 5       Market for Company's Common Stock and Related                    32
             Stockholders Matters
Item 6       Management's Discussion and Analysis or Plan of Operation        33
Item 7       Financial Statements                                             41
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures
Item 8A      Controls and Procedures                                          41

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; 41 Compliance with Section 16(a) of the Exchange Act
Item 10      Executive Compensation                                           44
Item 11      Security Ownership of Certain Beneficial Owners and              46
             Management and Related Stockholder Matters
Item 12      Certain Relationships and Related Transactions                   46
Item 13      Exhibits                                                         46
Item 14      Principal Accountant Fees and Services Signatures                47

FINANCIAL STATEMENTS                                                         F-1

EXHIBITS

                                     PART I

Certain statements in this Form 10-KSB constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB, including those set forth under "Risk Factors".

Item 1 - Description of Business

Overview

TS Electronics, Inc. (formerly, Softstone, Inc.) was incorporated on January 28, 1999 pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our company's business. Our initial business operations were conducted at 620 Dallas Drive, Denton TX 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, OK. In June 2002, we moved our office facilities to Pottsboro, TX. On August 13, 2003, we changed our name to TS Electronics, Inc.

Our focus initially was solely on realizing the commercial benefits of a process developed and patented by our first president, Frederick Parker. This process converted waste tires into useful products. We were not successful in promoting this business, wrote off all assets associated with the business and shifted our attention to the commercial possibilities of a then, newly discovered devulcanization process to which we acquired a 5.5-year exclusive license for the Western Hemisphere. In addition, we entered into the business of importing hard-to-find and specialty crumb rubber. We were also not successful in these endeavors, and have abandoned all efforts regarding these pursuits.

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

The company had no operations or significant assets from the last quarter of 2004 to May 2005.

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

On October 19, 2005 we entered into a Securities Exchange Agreement (the "Exchange Agreement") with Onny and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Onny from said stockholders in exchange for 27,499,940 shares of our common stock. Upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase its common capital stock, as more particularly described below, the

Company shall issue to Heung Mei Tsui, the principal stockholder of Onny, an additional 4,723,056 shares of common stock (the "Post Closing Shares") to which she would otherwise have been entitled if the Company had enough authorized shares as of the closing of the Exchange Transaction (the "Exchange Transaction"). Upon the issuance of the Post Closing Shares, Ms. Tsui holds 25,278,385 shares or approximately 72.8% of the issued and outstanding common capital stock of the Company and Onny became the sole subsidiary of the company.

The Company filed an Information  Statement on March 15, 2006 in accordance with
Section 14 of the Securities Exchange Act of 1934, as amended, for the purpose of increasing the Company's authorized common capital stock to 60,000,000 shares, to change the Company's name to China Pharma Holdings, Inc. after the Information Statement is mailed to our stockholders and ending six months thereafter.

Onny

Onny was incorporated on January 12, 2005 under the laws of the British Virgin Islands. At the time of incorporation, Onny's authorized capital was $50,000 and there were 50,000 shares of one class and one series, $1.00 par value, issued and outstanding. Ms. Heung Mei TSUI was at the time of incorporation the sole stockholder and director of Onny. On July 6, 2005, Onny adopted a sole stockholder's resolution and a sole director's resolution that resolved to change Onny's authorized capital to $50,000 divided into 4,000,000 ordinary shares, $0.01 par value, and 100 preferred shares, $100 par value. On August 18, 2005, Onny increased its authorized capital to $5,000,000 divided into 40,000 ordinary shares, $100.00 par value, and 10,000 preferred shares, $100.00 par value. As of October 20, 2005, there were 39,700 ordinary shares issued and outstanding, all of which are held by the company. No preferred shares were currently issued and outstanding.

On May 25, 2005, Onny acquired all the equity interests in Helpson in consideration of approximately $3,456,790. Effective as of June 21, 2005, Onny became the sole stockholder of Helpson and Helpson became a wholly foreign-owned enterprise as defined by Chinese laws.

On October 20, 2005, Onny completed a private placement of $5,000,000 (the "Offering") in consideration of the issuance of 10,000 shares of preferred stock to 46 accredited investors. Participants in this Offering exchanged their preferred shares for ordinary shares in contemplation of participating the Exchange Transaction with the Company. As a result, offering participants received in the aggregate 6,944,611 shares of our common stock.

Under the terms of the Offering, Ms. Heung Mei Tsui escrowed 6,944,611 shares of the Company's common stock that she received as a result of the Exchange Transaction, which shares represent 20% of the Company's issued and outstanding common capital stock immediately following the closing of the Exchange Transaction (the "Make Good Pool"), so that in the event the consolidated financial statements of the Company do not reflect $8 million of Net Income ("NI") for the fiscal year ending December 31, 2006 (the "Guaranteed NI") the Make Good Shares can be distributed on a pro rata basis to the participants of the Offering in accordance with the following formula:

Make Good Shares = (($8 million - Actual FY 06 US GAAP Net Income) /$8m) X Make Good Pool

If required, the Make Good Shares will be delivered to participants in the Offering within ten (10) business days of the date the audit report for the period is filed with the SEC.

Ms. Heung Mei Tsui has also escrowed 277,785 shares of the Company's common stock that she received as a result of the Exchange Transaction, which shares represent 0.8% of the Company's issued and outstanding common capital stock immediately following the closing of the Exchange Transaction (the " HFG Make Good Pool"), so that in the event the Company does not achieve the Guaranteed NI the HFG Make Good Shares will be distributed to HFG International, Limited in accordance with the following formula:

HFG Make Good Shares = (($8 million - Actual FY 06 US GAAP Net Income) /$8m)X HFG Make Good Pool

If required, the HFG Make Good Shares will be delivered within ten (10) business days of the date the audit report for the period is filed with the SEC.

Helpson

Helpson is a foreign-invested enterprise established in Haikou, Hainan Province on February 25, 1993. Initially, its name was Hainan Fulin Biomedical Co., Ltd. and it changed to "Helpson" in 1999. The company was originally an "equity joint venture" as defined by China's laws on foreign invested enterprises. The two joint venturers were Haikou Biomedical Engineering Co., Ltd. ("Haikou Biomedical"), a Chinese company, and Hong Kong Fudao Development Co., Ltd.
("Fudao"), a Hong Kong company. Haikou Biomedical invested approximately US$367,197 for a 70% share of Helpson, and Fudao invested $150,000 for a 30% share of Helpson.

On June 16, 2001, Fudao entered into an equity interest transfer  agreement with

Hainan Kaidi Technology Co., Ltd ("Kaidi"). In accordance with the equity interest transfer agreement, Fudao transferred all its 30% capital contribution in Helpson to Kaidi. As a result of the transfer, Haikou Biomedical continued to hold a 70% equity interest in Helpson, while Kaidi had a 30% equity interest in Helpson. Furthermore, Helpson became a PRC domestic company, rather than a foreign-invested company.

Effective on December 26, 2003, Helpson issued new shares to Chengdu Huineng Biomedical Co., Ltd. ("Chengdu Bio") and Chongqing Chemical Medicine Holding Group ("Chongqing Chemical"). Chengdu Bio contributed US$370,370 for a 10.71% equity interest in Helpson, and Chongqing Chemical contributed US$617,284 for a 17.86% equity interest in Helpson. After the issuance of shares, Helpson had four equity holders: Haikou Biomedical, which held a 50% equity interest in Helpson; Kaidi, which held a 21.43% interest in Helpson; Chengdu Bio, which held a 10.71% interest in Helpson; and Chongqing Chemical, which held a 17.86% interest in Helpson.

On March 8, 2005, Chongqing Chemical entered into an equity interest transfer agreement with Haikou Biomedical to transfer all its equity interest in Helpson to Haikou Biomedical. Upon completion of the transfer, there remain only three equity holders of Helpson: Haikou Biomedical, who holds a 67.86% equity interest; Kaidi, who holds a 21.43% equity interest, and Chengdu Bio, who holds a 10.71% equity interest.

On May 25, 2005, Haikou Biomedical, Kaidi and Chengdu Bio entered into an equity interest transfer agreement with Onny, a company organized in the British Virgin Islands, to transfer all their equity interests in Helpson to Onny in consideration of approximately $3,456,790. Effective as of June 21, 2005, Onny became the sole stockholder of Helpson, and Helpson became a wholly foreign-owned enterprise as defined by Chinese laws.

Since its establishment, Helpson has positioned itself in the research, development, manufacturing, and sales of a series of bio-pharmaceutical products. Helpson's products focus primarily on genetic engineering, bioengineering and peptidergic medicine, as well as chemical medicinal products.

Principal Products and Services
-------------------------------

Helpson's primary business is drug manufacturing and drug sale and marketing. Helpson manufactures and markets products in three major categories in terms of purpose: cardiovascular and cerebrovascular medicine, raw materials for surface wound, and anti-infection medicine.

The following drugs have attained new medicine certifications:

Buflomedil   Hydrocholoride  tablets,   Buflomedil   Hydrocholorideforinjection,
Buflomedil frozen powder aricula and raw materials. This product is a chemical medicine used for the nervous system.

PuSenOK tablets. PuSenOK is a new anti-flu medicine in the market mixed with pseudoephederine hydrochloride with a non-drowsy formula and a runny nose suppressant.

Helpson obtained the certifications of two new drugs in the last quarter of 2005: Gastrodin and Hepatocyte growth-promoting factor for injection and they have been put into manufacturing and market.

In addition to the above new medicines, Helpson is manufacturing the following products:

Neurotrophicpeptide 2ml, 5ml, and 10ml: This product is a biopharmaceutical medicine intended for the nervous system. Its effect is to provide nutrition to the neural system and fight nerve system diseases. The product is administered by injection.

Haizhu oral liquid: This product is a Chinese herbal medicine. It is available in fluid form to be taken orally.

Andrographolide tablet: This product is a Chinese herbal medicine that is intended for use as an anti-infectant. The product has low bacteria resistance and is suitable for long-term use. It is available in tablet form.

Clarithromycin capsules and granules: This product is a chemical medicine intended to be used as an anti-infectant. The product is an antibiotic specifically used for the effective curing of Helicobacter. The product is available in capsule and granule forms.

Roxithromycin: This product is a chemical medicine that is used as an anti-infectant. The product has germ- and virus-resistant characteristics, but is also a troche type of Roxithromycin that makes it more attractive for use by patients with deglutition problems. It is administered through tablets.

Thymopetidum Injection: This product is used to adjust the immune system. Its function is to adjust and increase the immunity of human being cells. It is administered by injection.

At present, the Helpson is manufacturing a total of 17 drugs listed in the following chart, including five that have received new drug certifications. In addition, there are eight drugs undergoing research and development. Among them, two new drugs have gained the important national new product certificate.

1.        Buflomedil Hydrocholoride tablets.
2.        Buflomedil Hydrocholoride for injection
3.        Buflomedil Hydrocholoride frozen powder aricula
4.        Buflomedil Hydrocholoride raw materials
5.        PuSenOK tablets
6.        Neurotrophicpeptide 2ml
7.        Neurotrophicpeptide 5ml
8.        Neurotrophicpeptide 10ml
9.        Haizhu Oral Liquid
10.       Andrographolide tablet
11.       Thymopetidum Injection
12.       Clarithromycin capsules
13.       Clarithromycin granules
14.       Cefaclor dispersible tablets
15.       Roxithromycin dispersible tablets
16.       Gastrodin
17.       Hepatocyte growth-promoting factor for injection

Due to the nature of the biotechnology and pharmaceutical industries, the product structure of the Company strives to change with market demand. Helpson traditionally focused on R&D and marketing of cardiovascular and cerebrovascular medicine medicines. In 2005, Helpson launched Hepatocyte growth-promoting factor for injection, PuSenOK, and Gastrodin, which passed clinical experiments and entered the trial production stage, and awarded the new medicine certificate.

Helpson also plans to expand its biotechnology product series. Based upon the foundation established by Helpson's Neurotrophicpeptide, Helpson will launch several additional biological medicines, including Brain peptide injections, and injected Hepatocyte Growth-promoting Factors.

Helpson adjusts the delivery system and marketing for each of its products based on the product's target patient group. Maintaining a variety of delivery systems (e.g. tablet, injection, powder, etc) targeted for different groups enhances Helpson's competitive position in the market. Helpson's present types of delivery include covered tablet, capsule, troche, oral fluid, injection, frozen powder, acicula, and germfree powder acicula.

Principal Markets
-----------------

The principal markets of Helpson lie within China. China has the world's largest population of nearly 1.3 billion people. The pharmaceutical industry accounts for approximately 3% of China's annual GDP Source: http://www.chinability.com/2004%20economic%20performance.htm). In 2004, PRC's pharmaceutical industry realized sales of US$42 billion and net profits of US$3.7 billion; a 17.44% increase in realized sales and 11.74% increase in net profits from the previous year (Source:http://www.chinapharm.com.cn). According to a Chinese government report, China's pharmaceutical sales in 2005 are expected to be approximately US$ 45.5 billion, growing 17% from the previous year (Source: http://www.biotech.org.cn/news/news/show.php?id=21470). It is estimated that China's pharmaceutical industry will maintain at least a 12%-15% growth rate through the year 2010(Source: http://www.511511. com/A1/200501/A1000003917200501 04093750375.shtml).

The predicted growth is based upon the relaxation of trade barriers following China's accession to the World Trade Organization, advances in the Chinese economy, and China's large, aging population.

Detailed Market Sectors
-----------------------

Reepitheliazation/Wound rehabilitation medications: These products belong to a new and advanced classification of drugs used to speed the rehabilitation of a wide variety of wounds ranging from lacerations and burns to injuries sustained during childbirth and surgery. Cardiovascular & Cerebrovascular Disease medications: Cardiovascular & cerebrovascular diseases have become increasingly common and have a serious impact on people's health. The SFDA estimated the market share in 2003 of these two medicines in the PRC to be 14.36% of the
US$5.1       billion       (RMB42.2       billion)       market.        (Source:
http://www.specc.com.cn/hydt/ShowHydt.aspx?id=121 ).

OTC Cold & Flu medicines:  In 2003, the OTC medicine  market capacity in the PRC
was          approximately           US$3.6          billion,           (Source:
http://www.cnm21.com/xinwen2/041028_007.htm)  with cold & flu medicines having a
market                 of                 US$300                 million(Source:
http://www.fx120.net/ypsj/ypsc/scfx/200406101631184449.htm ).

The sales of such medicines make up 8.3% of total OTC medicine retail sales.

Anti-infection medicines: In the past few years, Anti-infection medicines have become the best selling drugs within the PRC while also maintaining a growth rate of 20%. In 2001, the sales reached roughly US$3.6 billion; in 2003, the sales reached more than US$4.8 billion, achieving a 30% market share. (Source:
SFDA Prospectus of Zhejiang Jingxin Pharmaceutical Co., Ltd.).

Distribution
------------

Helpson's products are currently sold in more than 20 provinces, sovereignties, and autonomous regions. Helpson has 16 sales offices and approximately 250 proxy agents in China.

Helpson uses a flat distribution channel system of independent regional distributors. In a typical distribution contract, a distributor will be provided with certain sales targets for a particular period according to a set retail price. If the distributor completes the sales task within the prescribed period, the agent distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, Helpson will cancel its contract with the distributor and sign with other competent distributors. Helpson also signs reselling contracts with franchise drug companies for the distribution of its products. The franchise drug company, as a reseller, resells the Company's products to local hospitals, drug stores, and other channel distributors. In addition, Helpson sells its products directly to hospitals and retail drug stores.

Industry Background and Competition

The pharmaceutical industry accounts for approximately 3% of China's GDP. (Source: http://blog.fh21.com.cn/post/65/106). The industry's primary categories include chemical medicine, traditional Chinese medicinal material, traditional Chinese medicinal film, prepared Chinese herbal medicine, antibiotics, biological products, biological medicine, radioactive medicine, medical appliances, sanitation materials, pharmaceutical machinery, medical packaging, and trading.

There is a low degree of consolidation among pharmaceutical companies in the PRC. According to the SFDA-reported statistics, in July of 2004, there were 5071 manufacturing pharmaceutical companies (not including companies producing traditional Chinese medicinal film, medical oxygen, reagent of in-vitro diagnosis or supplementary materials). The total market share of the top 10 biggest companies was about 42%, compared to 66% in the US. (Source: SFDA(pound) Prospectus of Zhejiang Jingxin Pharmaceutical Co., Ltd.)

Competition in the pharmaceutical industry is reduced by barriers to entry. A company wishing to enter the industry must comply with the standards and regulations set forth by the government. In the PRC, SFDA is the authority that monitors and supervises the administration of the pharmaceutical industry including pharmaceutical products, medical appliances, and equipment. Pharmaceutical manufacturing enterprises must obtain a Pharmaceutical Manufacturing Enterprise Permit issued by the relevant pharmaceutical administrative authorities and relevant health departments at the provincial level where the enterprise is located. Furthermore, all pharmaceutical products produced in the PRC, with the exception of Chinese herbal medicines in soluble form, must bear a registered number approved by the appropriate medicine administration authorities in the PRC. Lastly, in accordance with the World Health Organization, the PRC now requires compliance with GMP standards in pharmaceutical production in order to minimize the risks involved in any pharmaceutical production that cannot be eliminated through testing final products. As the regulatory approval process becomes more stringent, it also increases the industry's capital entry barrier.

Due to the variety of consumer demands within the pharmaceutical market, pharmaceutical companies have relatively dispersed product lines. We have identified, however, two primary strategies we must adopt in order to stay competitive. In expanding market share of common traditional medicine, we must take advantage of 1) our large manufacturing scale and reasonable cost control mechanisms, and 2) our strong sales network.

Employees

The Company currently has 105 regular employees. Helpson is also aided by the efforts of a 250 member outside sales and marketing team.


Risk Factors

As of December 31, 2005, we had the following Risk Factors:

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WITHIN THE NEXT TWELVE MONTHS TO FUND OUR OPERATIONS AND FAILURE TO RAISE ADDITIONAL CAPITAL MAY FORCE US TO DELAY, REDUCE, OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS

Due to the large funds required for research and development and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by large receivable turnovers, which signifies that we will need more working capital as our revenues increase. We have traditionally been committed to biomedical R&D, and are now developing traditional chemical medicines within specific market segments such as those of anti-flu and anti-infection. It is likely that we will need to raise additional capital within the next twelve months. Additional capital may be needed for the development of new products or product lines, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs.

WE RELY ON FEW SUPPLIERS AND ANY DISRUPTION WITH OUR SUPPLIERS COULD DELAY PRODUCT SHIPMENTS AND ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND PROFITABILITY

We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. Purchases from our largest supplier in 2005, Hainan Xinxin Biotechnology Company, accounted for approximately 46.25% of the total purchases of our company. Purchases from our second-to-largest supplier in 2005, Chengdu Xingwangji Pharmaceutical Company accounted for 41.82% of our total purchases. Although we believe that alternative suppliers are available to supply materials, should any of these suppliers terminate their business arrangements with us or increase their prices of materials supplied, it could delay product shipments and adversely affect our business operations and profitability.

WE MAY UNDERTAKE ACQUISITIONS IN THE FUTURE, AND ANY DIFFICULTIES IN INTEGRATING THESE ACQUISITIONS MAY DAMAGE OUR PROFITABILITY

In the future, we may acquire additional businesses or products that complement our existing business and expand our business scale. The integration of new businesses and products may prove to be an expensive and time consuming procedure. We can offer no assurance that we will be able to successfully integrate the newly acquired businesses and products or operate the acquired business in a profitable manner. Failure to locate an appropriate M&A target or failure to successfully integrate and operate acquired businesses and products may adversely impact our operations and profits.

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OUR
OPERATIONS

The rapid market growth of our pharmaceutical products may require our company to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2005, we had 105 regular employees. The continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on the Company's profitability.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FIANANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company's success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Ms. Zhilin Li, Mr. Heqi Cai, and Ms. Yao Huang perform key functions in the operation of our Company. Ms. Zhilin Li entered into an Employment Agreement with Helpson, which provided that Ms. Li was employed by Helpson to act as its CEO. The term of her employment is from July 1, 2005 to June 30, 2010. Mr. Heqi Cai entered into an Employment Agreement with Helpson to act as its Director of Development Department for a term from July 1, 2005 to June 30, 2010. Ms. Yao Huang entered into an Employment Agreement with Helpson to act as its Head of Pharmaceutical Plant for a term from July 1, 2005 to June 30, 2010. There can be no assurance that we will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

IF ALL OR A SIGNIFICANT PORTION OF OUR CUSTOMERS WITH TRADE RECEIVABLES FAIL TO PAY ALL OR PART OF THE TRADE RECEIVABLES OR DELAY THE REPAYMENT, OUR NET INCOME WILL DECREASE AND OUR PROFITABILITY WILL BE ADVERSELY AFFECTED

Our Company had trade receivables, net of allowance for doubtful accounts, of approximately $5,709,762 as of December 31, 2005. During the year ended December 31, 2005, the debtors' turnover period was approximately [116] days.

It is usual commercial practice that certain customers may repay their debts beyond credit periods granted or may repay slowly when transaction volume increases. There is no assurance that our trade receivables will be fully repaid on a timely basis.

If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

IF WE FAIL TO DEVELOP NEW PRODUCTS WITH HIGH PROFIT MARGINS AND OUR HIGH PROFIT MARGIN PRODUCTS ARE SUBSTITUTED BY COMPETITOR'S PRODUCTS, OUR GROSS AND NET PROFIT MARGINS WILL BE ADVERSELY AFFECTED

In the year ended December 31, 2005, the gross profit margin for our Company was 51%. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical industry is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, the gross profit margins will be adversely affected.

WE FACE COMPETITION IN THE PHARMACEUTICAL INDUSTRY AND SUCH COMPETITION COULD CAUSE OUR SALES REVENUE AND PROTITS TO DECLINE

According to the State Food and Drug Administration of China (the "SFDA"), there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained GMP certification. After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production (Source: http://www.jlda.gov.cn/hyzx/showhyzx.x?id=789). Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations. The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potential barrier for new competitors seeking entrance into the market. Despite these obstacles, we face competitors that will attempt to create or are marketing products in the PRC that are similar to ours. There can be no assurance that our products will be either more effective in their therapeutic abilities and/or be able to compete in price with that of our competitors. Failure to do either of these may result in decreased profits for our Company.

OUR SUCCESS IS HIGHLY DEPENDENT ON CONTINUALLY DEVELOPING NEW AND ADVANCED PRODUCTS, TECHNOLOGIES, AND PROCESSES AND FAILURE TO DO SO MAY CAUSE US TO LOSE OUR COMPETITIVENESS IN THE PHARMACEUTICAL INDUSTRY AND MAY CAUSE OUR PROFITS TO DECLINE

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that the competitors' new products, technologies, and processes will not render our Company's existing products obsolete or non-competitive. Our Company's competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. Our
Company's failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

THE COMMERCIAL SUCCESS OF OUR PRODUCTS DEPENDS UPON THE DEGREE OF MARKET ACCEPTANCE AMONG THE MEDICAL COMMUNITY AND FAILURE TO ATTAIN MARKET ACCPETANCE AMONG THE MEDICAL COMMUNITY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATIONS AND PROFITABILITY

The commercial success of our products depends upon the degree of market acceptance among the medical community. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors, including but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

WE ENJOY CERTAIN PREFERENTIAL TAX CONCESSIONS AND LOSS OF THESE PREFERENTIAL TAX CONCESSIONS WILL CAUSE OUR TAX LIABILITIES TO INCREASE AND OUR PROFITABILITY TO DECLINE

Helpson enjoys preferential tax concessions as a high-tech enterprise. Pursuant to the State Council's Regulations on Encouraging Investment in and Development of Hainan Island, Hainan Provincial State Tax Bureau recognized and approved Helpson's status as a high and new technology enterprise and thus Helpson was granted a 50% reduction in its income tax liability for the years 2003, 2004, and 2005. As the corporate income tax in Hainan province is 15%, Helpson's income tax liability for the period between 2003, 2004, and 2005 is 7.5%. This preferential tax rate was expired on December 31, 2005 and Helpson is now applying for a renewal. If the application is successful, Helpson will enjoy the 7.5% of preferential income tax rate. But if not, the income tax rate for Helpson will be 15%.

Pursuant to the Examining and Administrative Measures Regarding Income Tax Deduction for Investment in PRC Made Equipment Used in Technical Reform, 40% of the purchase price in PRC-made equipment can be used for income tax deduction. In the case of Helpson, US$390,247 can be used for income tax deduction. For the two years ending December 31, 2005, the amount of tax deduction approved was USD221,921.

However, there is no assurance that the preferential tax treatment mentioned above will remain unchanged and effective. Helpson's tax liabilities will increase and its profits may accordingly decline if the reduced income tax rate of 7.5% is no longer applicable and/or the tax relief on investment in PRC-made equipment is no longer available.

WE MAY BE SUBJECT TO THE PRC'S PRICE CONTROL OF DRUGS WHICH MAY LIMIT OUR PROFITABILITY AND EVEN CAUSE US TO STOP MANUFACTURING CERTAIN PRODUCTS

The State Development and Reform Commission ("SDRC") of the PRC and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Although our products have not been subject to such price control as of the date of this 10-KSB, there is no assurance that our products will remain unaffected by it. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products.

OUR CERTIFICATES, PERMITS, AND LICENSES ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL AND FAILURE TO OBTAIN RENEWAL WILL CAUSE ALL OR PART OF OUR OPERATIONS TO BE TERMINATED

Our Company is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Our Company has attained certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in December 2005, which is valid through December 31, 2010. When the permit expires, our Company will not be able to operate medicine production which will cause our operations to be terminated. We also obtained three GMP certificates which are effective through July 17, 2008, December 2, 2009 and February 2, 2010 respectively. The pharmaceutical production permit and

GMP certificates are valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

IF OUR PRODUCTS FAIL TO RECEIVE REGULATORY APPROVAL OR ARE SEVERELY LIMITED IN THE PRODUCTS SCOPE OF USE, WE MAY BE UNABLE TO RECOUP CONSIDERABLE RESEARCH AND DEVELOPMENT EXPENDITURES

Our products that are approved to be manufactured include 17 medicines. We applied to the SFDA for registration of manufacturing 21 medicines and SFDA has accepted these applications. There are eight products in the stage of research and development. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures.

OUR RESEARCH AND DEVELOPMENT MAY BE COSTLY AND/OR UNTIMELY AND THERE ARE NO ASSURANCES THAT OUR RESEARCH AND DEVELOPMENT WILL EITHER BE SUCCESSFUL OR COMPLETED WITHIN THE ANTICIPATED TIMEFRAME, IF EVER

The research and development of our new and existing products and their subsequent commercialization plays an important role in our success. There are eight Products that are currently under research and development, including rh-CNTF, rh-aFGF, Thymopetidum for Injection, Mycophenolate mofetil, Yimaikang Capsule, Compound Ossotide for Injection, and Deproteinised Calf Blood for Injection. The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipate timeframe, if ever at all. There are also no assurances that if the product is developed, that it will lead to successful commercialization.

WE CANNOT GUARANTEE THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS AND IF INFRINGEMENT OR COUNTERFEITING OF OUR INTELLECTUAL PROPERTY RIGHTS OCCURS, OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED

To protect the reputation of our products, we have registered and applied for registration of our trademarks in the PRC where we have a major business presence. Please refer to the paragraph headed "Intellectual property rights" in
Item 1 Description of Business of this 10-KSB.

All of our products are sold under these trademarks. As of the date of this 10-KSB, we have not experienced any infringements of such trademarks for sales of pharmaceutical products and as of the date of this 10-KSB, the Directors were not aware of any infringement of our intellectual property rights. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

WE MAY SUFFER AS A RESULT OF PRODUCT LIABILITY OR DEFECTIVE PRODUCTS

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals despite proper testing. Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products. We currently are not aware of any existing or anticipated product liability claims with respect to our products.

WE RELY ON THE COOPERATION WITH RESEARCH LABORATORIES, PHARMACEUTICAL INSITITUIONS, AND UNIVERSITIES AND IF THESE INSTITUTIONS CEASE TO COOPERATE WITH US AND WE CANNOT FIND OTHER SUITABLE SUBSTITUTE RESEARCH AND DEVELOPMENT

PARTNERS, OUR ABILITY TO DEVELOP NEW PRODUCTS MAY BE HINDERED AND OUR BUSINESS MAY BE ADVERSELY AFFECTED

Helpson cooperates with several research institutions including Chinese Academy of Sciences, China University of Pharmaceuticals, Military Medical Academy Basic Medical Science Institute, Chongqing Medical Industry Institute and China Sichuan University. Helpson relies to a certain extent on the above-mentioned institutions for its development of new products. There is no assurance that these institutions will continue cooperating with Helpson to develop new products. In the event that these institutions cease to cooperate with Helpson and Helpson cannot find other suitable substitute research and development partners, our ability to develop new products may be hindered and our business may be adversely affected.

Risks Related to Doing Business in China

Helpson operates from facilities that are located in China. Accordingly, its operations must conform to governmental regulations and rules of China.

THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO US

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedent value. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing commercial matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign-invested enterprises in China. However, these laws, regulations, and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors.

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full benefit of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices which may not be consistent with the US Generally Accepted Accounting Principles. China accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolutions. The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises.

PRC ECONOMIC REFORM POLICIES OR NATIONALIZATION COULD RESULT IN A TOTAL INVESTMENT LOSS IN OUR COMMON STOCK

Since 1979, the Chinese government has reformed its economic policies. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.


Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:


     -    We will be able to capitalize on economic reforms;
     - The Chinese government will continue its pursuit of economic reform policies;
     -    The economic policies, even if pursued, will be successful;
     -    Economic policies will not be significantly altered from time to time;
          and
     - Business operations in China will not become subject to the risk of nationalization.

Over the last few years, China's economy has registered high growth rates. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of some of its customers, and limited recentralization of the approval process for purchases of certain foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

There can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.


YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN THE PRC BASED ON U.S. OR OTHER FOREIGN LAWS AGAINST OUR MANAGEMENT AND US

Helpson, our operating company, is incorporated under the laws of the PRC, and substantially all of our assets are located in the PRC. In addition, many of our directors, managers, and executive officers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain directors, supervisors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by PRC law and Helpson's articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law.

In connection with any such original action, a PRC court may award civil liability, including monetary damages.


BECAUSE WE RECEIVE SUBSTANTIALLY ALL OF OUR REVENUE IN RENMINBI, WHICH CURRENTLY IS NOT A FREELY CONVERTIBLE CURRENCY, AND THE GOVERNMENT CONTROLS THE CURRENCY CONVERSION AND THE FLUCTUATION OF THE RENMINBI, WE ARE SUBJECT TO CHANGES IN THE PRCS' POLITICAL AND ECNOMONIC DECISIONS

We receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. The Chinese government may, at its discretion, restrict access in the future to foreign currencies for current account transactions.

The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. Dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. Our results of operation may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

THE GROWTH OF THE CHINESE ECONOMY HAS BEEN UNEVEN ACROSS GEOGRAPHIC REGIONS AND ECONOMIC SECTORS, AND A DOWNTURN IN CERTAIN REGIONS IN WHICH WE DO BUSINESS OR IN OUR ECONMIC SECTOR WOULD SLOW DOWN OUR GROWTH AND PROFITABILITY

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. For example, during the years between 1978 and 2000, the per capital GDP growth rate of Fujian Province in Southeastern China was 12% while that of Gansu Province in Northwestern China was 5.3% (Source: New China Statistical Materials Compilation for 50 Years and 2001 China Annual Statistics). There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business. Our profitability may decrease due to a downturn in the Chinese economy. More specifically, the expansion of our sales area in the less economically developed central and western provinces of China will depend on those provinces achieving certain income levels.

ANY OCCURRENCE OF SERIOUS INFECTIOUS DISEASES, SUCH AS RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME (SARS) CAUSING WIDESPREAD PUBLIC HEALTH PROBLEMS, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

A renewed outbreak of SARS or other widespread public health problems in China, where all of our revenue is derived, and in Hainan, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

     o quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;

     o    the sickness or death of the key officers and employees; and

     o    general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

WE ARE SUBJECT TO THE ENVIRONMENTAL PROTECTION LAWS OF THE PRC

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as "The Law on Environmental Protection in the PRC" and "The Law on Prevention of Effluent Pollution in the PRC", as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. The temporary waste disposal permit will expire on September 28, 2009. We are responsible for the renewal of the waste disposal permit. There is no assurance that we will obtain the renewal of the waste disposal permit when the current permit expires.

China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business's profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY LIMIT OUR ABILITY TO ACQUIRE PRC COMPANIES AND ADVERSELY AFFECT THE IMPLEMENTATION OF OUR STRATEGY AS WELL AS OUR BUSINESS AND PROSPECTS

The PRC State Administration of Foreign Exchange, or SAFE, issued the Circular on Issues Related to the Administration of Foreign Exchange for Corporate Financing through Offshore Special Purpose Vehicles and Round-trip Investment by Domestic Residents ("the Circular") on November 1, 2005. The No. 75 Circular has set forth explicit regulations concerning the formalities related to establishing offshore special purpose vehicle (SPV) and round-trip investment by domestic residents or such SPV.

Under the Circular, the domestic residents must, prior to the establishment of the SPV, make an application for overseas investment to the local branch of the SAFE at the place of the applicant's habitual residence. When the SPV has completed the offshore financing, the domestic residents shall remit the funds to China in accordance with the Business Plan. The Company shall file applications to comply with relevant foreign exchange administration formalities according to the existing laws and regulations governing foreign investment and foreign debts administration.

In addition, the domestic residents shall file application with SAFE for filing purpose within 30 days of the occurrence of any material events of the SPV which does not involve the acquisition of the equity or assets of the Company. The said material events include the changes in capital structure, share swap, merger, division, investment into other company and provision of surety or guarantee to third parties. Any profits, dividends from and income generated from changes in capital structure of the SPV realized by the domestic residents shall, according to the Circular, be remitted back to China within 180 days.

These provisions in the Circular sets forth explicit regulations concerning the formalities related to establishing offshore special purpose vehicle and round-trip investment by domestic residents. However, it did not provide any criteria or condition on its approval of the application, so that it is very hard to predict the result of the registration applications, and in light of the number of the competent local branches of the SAFE throughout the country, there are greater uncertainty in relation to the application of the Circular. Until the uncertainties in the Circular are made clear and the implementing measure are practically adopted we cannot predict how the Circular will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operation and financial condition. In addition, if we decide to acquire a PRC company by stocks, we cannot assure that the owners of such company, as the case may be, will be able to complete the necessary approval, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

OUR BUISNESS MAY BE ADVERSELY AFFECTED AS A RESULT OF CHINA'S ENTRY INTO THE WORLD TRADE ORGANIZATION ("WTO") BECAUSE THE PREFERENTIAL TAX TREATMENTS AVAILABLE TO US MAY BE DISCONTINUED AND FOREIGN PHARMACEUTICAL MANUFACTURERS MAY COMPETE WITH US IN THE PRC PHARMACEUTIAL INDUSTRY

The PRC became a member of the WTO on 11th December, 2001. The current tax benefits enjoyed by our Company may be regarded as unfair treatment by other members of the WTO. Accordingly, the preferential tax treatments available to us may be discontinued. In such circumstances, our profitability may be adversely affected. In addition, we may face additional competition from foreign pharmaceutical manufacturers if they set up their production facilities in the PRC or form Sino-foreign joint ventures with our competitors in the PRC. In the event that we fail to maintain our competitiveness against these competitors, our profitability may be adversely affected.

Risks Related to Our Common Stock

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE WHICH COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o    actual or anticipated fluctuations in our quarterly operating results,

     o    announcements of new products by us or our competitors,

     o    changes in financial estimates by securities analysts,

     o    conditions in the pharmaceutical market,

     o changes in the economic performance or market valuations of other companies involved in pharmaceutical production,

     o    announcements   by  our   competitors  of  significant   acquisitions,
          strategic partnerships, joint ventures or capital commitments,

     o    additions or departures of key personnel, or

     o    potential litigation,

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE MAY ISSUE ADDITIONAL SHARES OF OUR CAPITAL STOCK TO RAISE ADDITIONAL CASH FOR WORKING CAPITAL. IF WE ISSUE ADDITIONAL SHARES OF OUR CAPITAL STOCK, OUR STOCKHOLDERS WILL EXPERIENCE DILUTION IN THEIR RESPECTIVE OWNERSHIP PERCENTAGE

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective ownership percentage.

A LARGE PORTION OF OUR COMMON STOCK IS CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS AND AS A RESULT, THESE STOCKHOLDERS ARE ABLE TO INFLUENCE THE OUTCOME OF STOCKHOLDER VOTES ON VARIOUS MATTERS

A large portion of our common stock is held by a small number of stockholders. For instance, Ms. Tsui will hold 72.8% of the Company's common stock after the closing of the Exchange Transaction. As a result, this stockholder is able to influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK WHICH MAY MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. While there is an active trading market for our common stock, it is small. Further, there can be no assurance that an active trading market will be maintained. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

WE ARE LIKELY TO REMAIN SUBJECT TO "PENNY STOCK" REGULATIONS AND AS A CONSEQUENCE THERE ARE ADITIONAL SALES PRACTICE REQUIREMENTS AND ADDITIONAL WARNINGS ISSUED BY THE SEC

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS WHICH COULD RESULT IN SUBSTANTIAL EXPENDITURES, WHICH WE MAY BE UNABLE TO RECOUP

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

COMPLIANCE WITH THE SARBANES-OXLEY ACT COULD COST HUNDREDS OF THOUSANDS OF DOLLARS, REQUIRE ADDITIONAL PERSONNEL AND REQUIRE HUNDREDS OF MAN HOURS OF EFFORT, AND THERE CAN BE NO ASSURANCE THAT WE WILL HAVE THE PERSONNEL, FINANCIAL RESOURCES OR EXPERTISE TO COMPLY WITH THESE REGULATIONS

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, is the most sweeping legislation to affect publicly traded companies in 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort. There can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

SOME  OF  THE  INFORMATION  IN  THIS  ANNUAL  REPORT  CONTAINS   FORWARD-LOOKING
STATEMENTS.

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     -    discuss our expectations about our future performance;

     -    state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

Item 2 - Description of Property

Helpson owns a factory with a floor area of 663.94 square meters located at the East Wing, 6/F, 5 Jianshe Road, Jinpan Industrial Development Zone, Haikou.

Helpson also owns the land use rights to another 31,050 square meters located at plot C09-2, Hainan Bonded Zone, Haikou. Helpson built a factory with a floor area of approximately 7,300 square meters on this parcel.

In addition, Helpson entered into a lease agreement with Hainan Zhongfu Going-abroad Personnel Service Center ("Zhongfu"), under which Helpson rented the offices located at 2/F, Jiahai Building owned by Zhongfu as its principal executive offices. The term of the lease is 10 years, from November 21, 2000 to November 20, 2010. The rent from November 21, 2000 to November 20, 2005 is RMB3,600 per month. The rent from November 21, 2005 to November 20, 2010 may be adjusted within 5% of the original rent.

Intellectual Property

Helpson owns 10 registered trademarks and logos used in connection with western medicine, raw material medicine, Chinese herbal medicine and medicine injections, which are: Funalin, Fukexing, Helspon, Beisha, Shiduotai, Xinuo and HPS logo and three other logos; one logo used in connection with bathing cosmetics, shampoo, hair stimulating shampoo, facials, nail polish, cosmetics, perfume, perfume essence oils, skin care toner, and cosmetics cleansers; and 1 registered trademark, Helpson, and one logo, used in connection with medical appliances and equipment, surgical implants, surgical implanted artificial eyes, surgical artificial crystalline lens, surgical artificial skin, and artificialeyes. In addition, Helpson is applying for registration of nine other trade marks used in connection with western medicine, raw material medicine, Chinese herbal medicine and medicine injections.

Helpson owns the intellectual property rights of its genetic engineering technology for rh-CNTF and rh-aFGA, and fungi form engineering and production techniques.


Item 3 - Legal Proceedings

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.


Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

We trade on the OTCBB under the symbol "TSET.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

                 Quarter Ended                        High              Low
     --------------------------------------      ---------------   -------------
     2005                                             $2.65            $1.75
     --------------------------------------      ---------------   -------------
     3rd Quarter                                      $2.25            $1.05
     --------------------------------------      ---------------   -------------
     2nd Quarter                                      $2.00            $0.50
     --------------------------------------      ---------------   -------------
     1st Quarter                                      $2.25            $1.05

     2004
     --------------------------------------
     4th Quarter                                      $1.15            $.40
     --------------------------------------      ---------------   -------------
     3rd Quarter                                      $5.40            $1.01
     --------------------------------------      ---------------   -------------
     2nd Quarter                                      $0.65            $.52
     --------------------------------------      ---------------   -------------
     1st Quarter                                      $0.20            $.60
     --------------------------------------      ---------------   -------------

     2003
     --------------------------------------      ---------------   -------------
     4th Quarter                                      $5.20            $2.00
     --------------------------------------      ---------------   -------------
     3rd Quarter                                      $5.40            $0.08
     --------------------------------------      ---------------   -------------
     2nd Quarter                                      $0.10            $0.05
     --------------------------------------      ---------------   -------------
     1st Quarter                                      $0.10            $0.10
     --------------------------------------      ---------------   -------------

On March 23, 2006, the closing price of our common stock on the OTCBB was $1.15. As of March 23, 2006, the stockholders' list for our common stock showed 226 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees and 30,000,000 shares of common stock issued and outstanding.

Dividend Policy

Since inception, we have not paid, nor declared, any dividends and we do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law and the laws of the PRC.

Transfer Agent

The Transfer  Agent and Registrar  for our common stock is  Securities  Transfer
Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75234 and its telephone number is 469.633.0100.

Item 6 - Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond our control.

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

Factors that might cause actual results, performance or achievements to differ material, among other things: lay from those projected or implied in such forward-looking statements include: (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) our inability to gain and/or hold market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of our products; (x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) our ability to efficiently market our products; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to companies that issue securities that meet the definition of a penny stock, as such, the safe harbor for forward looking statements does not apply to us.

Overview

On June 16, 2005, Onny Investment Limited ("Onny") acquired all of the outstanding common shares of Hainan Helpson Medical Biotechnology Co., Ltd ("Helpson"), a privately held Chinese joint venture, in exchange for common stock dividends payable to the Helpson shareholders of $4,154,041 and for non-interest bearing promissory notes totaling $3,413,265 payable on September 16, 2005. The acquisition of Helpson was recognized as a business combination.

On October 20, 2005, Onny issued 10,000 preferred shares in exchange for $4,313,000 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares. Also on October 20, 2005, Onny was reorganized as a wholly-owned subsidiary of TS Electronics, Inc. The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of TS Electronics, Inc. and for the commitment by TS Electronics, Inc. to issue the original Onny common shareholder 4,723,056 common shares following an amendment of the TS Electronics, Inc. articles of incorporation increasing the number of common shares authorized to 60,000,000 shares. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of TS Electronics, Inc.

We launched an anti-flu product named PuSenOK, which is the only anti flu medicine in the market mixed with pseudo ephedrine hydrochloride, that has a non-drowsy formula and a runny nose suppressant. We plan to expand our biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Neurotrophicpeptide, we will launch several additional biological medicines, including the brain peptide injection, injected hepatocyte growth-promoting factors, as well as new genetic medicines, rh-CNTF and rha-FGF, which will give us a new growth following that of Neurotrophicpeptide.

Our products have been sold in more than 20 provinces, sovereignties, and autonomous regions. We have 16 sales offices and approximately 250 proxy agents in the whole country. The main channels we use to deliver our products were as follows: (1) Distribution system (Proxy Agency); (2) Direct sale system to hospitals; (3) Direct representation in clinic hospitals through medical representatives; and (4) Distribution of products to local medical companies through logistics companies.

Our recent business activities include the following:

2005: Helpson launched a new anti-flu medicine: PusenOK.
2003: Helpson gained GMP authentication.
2003: Helpson named "the best  enterprise  for storing SARS  medicine" by Hainan
      Food and Drug Administration.

2000: Helpson awarded as one of 50 best enterprises in Hainan by Hainan Economic and Trade Bureau and Hainan Statistical Bureau.

Buflomedil Hydrochloride (Raw material; injection; & troche)

o Received the best technology commercialization award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.
o Received the national key new products certificate in 2003 by the State Science and Technology Department, State Taxation Bureau, Ministry of Commerce, State Bureau of Quality Supervision, Inspection and Quarantine, and State Environmental Protection Bureau.
o Designated as the key technology project in Hainan in 2003 by Haikou Municipality.

Operations Analysis for the period from
January 12, 2005 (date of inception) through December 31, 2005

The following table presents the operation of the Company for the period January 12 through December 31, 2005:

                                   For the period from January 12, 2005 (Date of Inception) through December 31,2005
Revenues                           $   8,657,813
                                   ---------------------------------------------
Cost of revenues                       4,166,965
Operating expenses                       247,032
Income from operations                 4,243,816
Interest expense                         186,452
Net income                             3,799,550
Basic and diluted earnings
per common share                            0.34

The consolidated financial statements of the Company for the period January 12, 2005 (Date of Inception) through December 31, 2005 is principally comprised of the activities of Helpson, which is the Company's Chinese subsidiary of, from June 16, 2005 through December 31, 2005,the date we acquired Helpson.

Revenues
--------

Revenues were $8,657,813 for the period January 12 through December 31, 2005. The revenues mainly come from five products of Helpson, which are Buflomedil Hydrochloride, Cefaclor dispersible tablets, Roxithromycin dispersible tablets, AFGF, and cerebroprotein hydrolysate injection.

During this period, the sales network and the manufacturing capacity of Helpson have been expanded. Moreover, reduced selling price increased the demand of our products. The revenues for the company are expected to grow in 2006 since Helpson will launch Ozagrel sodium and Hepatocyte growth-promoting factor for injection on the market.

Cost of Revenues
----------------

The cost of revenues was $4,166,965, which is 48% of the revenues.

Helpson's two new products, Pusen OK and Gastrodin, which have higher gross profit margins, were introduced into the market. Thus, the cost of revenues was reduced in 2005. The cost is expected to be further reduced due to economies of scale caused by the expected rapid growth of the company, the effective cost control and the improvement of the manufacturing process in the year 2006.

Operating expenses
------------------

The operating expenses for the period January 12 through December 31, 2005 were $247,032, which is 5.82% of income from operations.

The selling expenses include the welfare and salaries of the sales person and related transportation expenses. The selling expenses compared with revenue are lower than the industry average level, the main reasons for that are its major customers are hospitals and the selling network of the company is through agents. There are no advertising fees incurred to the date. However, the company will incur some advertising expenses to promote its new product PuSen OK, which might increase the percentage of selling expenses compared to the revenues in 2006.

The general and administrative expenses include R&D, the welfare and salaries of the administrative staff. Helpson incurred approximately $50,020 R&D in 2005, which amounts to .58% of the total revenues. R&D expenditure is lower compared to the average industry level in China because the researchers come from company personnel. The low costs of R&D can provide Helpson with a sustained competitive edge.

Because of the improving management methodology and economies of scale, the percentage of administrative expenses should be less when compared to the revenue in 2006.

Income from operations was $4,243,816, which is 49% of the total revenues.

Interest expenses
-----------------

Interest expense for December 31, 2005 is $186,452 and net income is $3,799,550. The company just paid off two long-term loans and the Company plans to apply for new loans, of approximately $3,130,000. The expected annual interest rate is 6%.

Helpson is now applying for a special tax policy, which is for the foreign companies in China. The policy is that the qualified foreign companies do not have to pay income taxes in the first two years of their operations in China. From the third to the fifth year, the companies only need to pay half of the income tax rate 15%, which is 7.5%. Since the Company is a new foreign company, if it can be approved as a qualified company, Helpson, which is the subsidiary of TS in China will be tax exempted in the year 2006. The effect of the possible favorable tax policy from Chinese government could increase the net profit of Helpson in the year 2006.

Liquidity and capital resource for the period ended
January 12, 2005 (date of inception) through December 31, 2005

The following table presents selected items from the balance sheets as of December 31, 2005

                                                   As of December 31, 2005

                                                             2005
     Cash and cash equivalents                           $   461,220
                                                           5,709,762
     Trade accounts receivable
                                                           5,785,196
     Inventory
     Total current assets                                 14,465,864
     Property and equipment, net                           2,808,342
     Total assets                                         17,501,070
      Total current liabilities
                                                           5,770,926
     Long-term liabilities                                    30,966
     Total shareholder's equity                           11,699,178

Analysis of financial position
------------------------------

At December 31, 2005, cash and cash equivalents of $461,220 were 31.9% of the total current assets. The net value of property and equipment was $ 2,808,342, 16.1% of the total assets.

The trade accounts receivables were $5,709,762 and the valuation of inventory is $5,785,196 at December 31, 2005. Trade accounts receivable and inventory amounted to 32.6% and 33.1% respectively of the total assets. The dramatic increase of sales revenues from the subsidiary of TS in China, Helpson, caused the increase of the value of trade receivables and inventory. Thus, both the accounts receivables and the inventory turnovers have been decreased as well. In general, one of the main characteristics of the pharmaceutical industry is the long collection period of accounts receivable, which causes a high requirement of working capital.

Long-term liabilities were $30,996 at December 31, 2005. Two long-term loans were repaid by using cash during the period. The company is applying for a new loan, which is expected to be approximately $3,130,000 to satisfy the demand of working capital.

The total liabilities of $5,801,892 compared with total assets of $17,501,070, results in a liability ratio of 33.2%. If the value of inventory is excluded from total current assets of $14,465,864 compared with the current liabilities of $5,770,926, result in a quick ratio of 1.50. This shows that the Company has ability to pay its debts.

The shareholder's equity of $11,699,178 is primarily due to the increase of issuance of common shares, and the increase of the accumulated profits which is caused by the increased sales revenue.

Operating  activities
---------------------

As of December 31, 2005 we had cash and cash equivalents in the amount of $461,220. Net cash flow used in operating activities during the period was $449,095. The main reason for the amount in cash used in operating activities was an increase of trade accounts receivable in the amount of $1,198,199, and an increase of inventory in the amount of $2,395,393 during the period. The utilization of net cash in operating activities was also a result of a decrease of $588,748 in other accounts payable and a decrease of $226,863 in advances from customers.

Investing activities
--------------------

Net cash utilized in investing activities was $341,522 during the period. The use of net cash was due to the purchase of property and equipment and intangible assets which amounted to $433,524 and $50,611, respectively. Conversely, the net cash received in the purchase of Helpson of $131,336 and the proceeds from notes receivable of $11,277 offset these expenditures.

The Company's subsidiary has forecasted $10 million in capital expenditure for the coming year, which it expects to finance from internal sources and issuance of shares. The financed cash is intended to be used in the following projects:
(1) $5 million of the amount will be invested in establishment of product line for new medicine and investment in support of research and development.
(2) $3 million of the amount will be used to increase working capital due to expansion of manufacturing capacity.

(3) $2 million of the amount will be used to expand marketing and promotion of products.

Financing activities
--------------------

Net cash provided by financing activities was $1,248,727 during the period. The cash generated during the period was primarily due to issuance of shares in the amount of $7,804,175.

The repayment of the note payable of $6,317,849 offset the cash from the issuance of shares.

In conclusion, cash provided for the period amounted to $461,220, primarily due to the decrease in operating cash flows, the decrease in capital expenditure and the repayment of a substantial portion of notes payable, as described above, added to net cash generated by issuance of common shares.


Item 7 - Index to Financial Statements

The Financial Statements required by this Item begins at page F-1 hereof.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On August 15, 2005, we were notified that our auditors, Evans Gaither & Associates, PLLC ("Evans") of Oklahoma City, Oklahoma had resigned, effective that date, for reasons related to the firm's decision to cease providing auditing services to public companies. Our Board of Directors accepted the resignation of Evans upon receipt of the notification. On August 17, 2005, as a result of the resignation of Evans Gaither & Associates, PLLC, the Board of Directors authorized the engagement of Hansen, Barnett & Maxwell, PC of Salt Lake City, Utah ("HB&M") as its new independent auditors. There were no disagreements or events as described in Item 304(a)(1)(iv) of Regulation S-B in connection with the change in accountants described above.

Item 8A - Controls and Procedures

As of December 31, 2005, evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

Item 8B - Other Information

None.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names of all of our current directors and executive officers to be appointed. The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board's discretion.

--------------------------------------------------------------------------------
Name and Address                  Age   Position
--------------------------------------------------------------------------------
Heung Mei TSUI                    48    Director
--------------------------------------------------------------------------------
Zhilin LI                         48    President and Chief Executive Officer
--------------------------------------------------------------------------------
Xinhua WU                         38    Chief Financial Officer
--------------------------------------------------------------------------------
Jian YANG                         45    Secretary
--------------------------------------------------------------------------------

Ms. Heung Mei TSUI. Ms. TSUI is director of the Company since October 20, 2005. She is a self-employed business woman engaged in the re-export business, including chemical products trade and electromechanical products trade. She is also the Toyota automobile's agent in Hainan province. She graduated from Huhan Financial & Economic College in 1982.

Ms. Zhilin LI: Ms. Li is President and Chief Executive Officer of the Company since October 20, 2005. she is a founder of Helpson, and has served as chairman and CEO of Helpson since 1993. Ms. Li was formerly the president of Haikou Bio-engineering institute, and the vice president of the Sichuan Institute of Biology . She graduated from Sichuan University, where she majored in biology, and later became an instructor.

Mr. Xinhua WU: Mr. Wu is Chief Financial Officer of the Company since October 20, 2005. He has acted as CFO of Helpson since his hiring in 1999. Mr. Wu served as CFO and assistant to the CEO at Hainan Guobang Enterprises Inc., where he was employed from 1992 to 1999. Mr. Wu graduated from the University of Wales with an MBA degree and Jiangxi Financial college with a Bachelor of Science degree in Finance.

Ms. Jian YANG: Ms. Yang is Secretary of the Company since October 20, 2005. She is a founder and director of Helpson. Ms. Yang was a technician at the Sichuan Institute of Biology in 1990 and vice president of Haikou Biomedicine Enginerring Co., Ltd. in 1991 Ms. Yang earned her MBA at the University of Wales, England.

Board Composition and Committees

The board of directors is currently composed solely of Heung Mei Tsui. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently have no committees of Audit, Compensation, or any other committees; therefore, the board will act in the capacity of the absent committees.

Disclosure  of  Commission   Position  of  Indemnification  for  Securities  and
Liabilities

Our Amended and Restated Certificate of Incorporation, with certain exceptions, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty to the extent permitted by law. We have also adopted by-laws which provide for indemnification to the full extent permitted under the law which includes all liability, damages, costs, or expenses arising from or in connection with service for, employment by, or other affiliation with us to the maximum extent and under all circumstances permitted by law.

There are presently no material pending legal proceeding to which a director, officer, or employee of ours is a party. There is no pending litigation or legal proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

To the extent provisions of our Amended and Restated Certificate of Incorporation provide for indemnification of directors for liabilities arising under the Securities Act or the Exchange Act, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.

Code of Ethics

We do not yet have a Code of Ethics. Due to the recent completion of the Reorganization with Tailong, the board of directors had decided to postpone the adoption of a code of ethics until we are able to focus our business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

Director Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended December 31, 2005. We have no standard arrangement pursuant to which our board of directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, all persons subject to Section 16(a) filing requirements have filed on a timely basis reports required to be filed by
Section 16(a) of the Exchange Act.

Item 10 - Executive Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended December 31, 2005. We have no standard arrangement pursuant to which our board of directors is compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our Company other than those services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.


The following table provides compensation information for the period indicated with respect to the person who served as our President for the years ended June
30, 2005, 2004 and 2003, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2005, 2004 and 2003 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------- ---------------------------------- ---------
                                                                      Long Term Compensation
---------------------------------------------------------------- ---------------------------------- ---------
                                       Annual Compensation                 Awards           Payouts
------------------------- -------- ----------------------------- -------------------------- ------- ---------
           (a)              (b)        (c)     (d)      (e)          (f)          (g)         (h)      (i)
Name and Principal          Year   Salary ($) Bonus    Other     Restricted    Securities    LTIP   All Other
    Position                                   ($)     Annual       Stock     Under-lying   Payouts  Compen-
                                                     Compensa-   Awards ($)   Options/SARs    ($)   sation ($)
                                                        tion                      (#)
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------
  (1) Zhilin LI             2005      18,007    0         0           0            0           0        0
CEO and President
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------
(2)  Keith  P.  Boyd        2005        0       0         0           0            0           0        0
CEO, CFO & President        2004        0       0         0           0            0           0        0
                            2003     36,000     0         0           0            0           0        0
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------
(2) Tim Halter President,   2005        0       0         0           0            0           0        0
    CAO and Secretary
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------
(2) Heung Mei TSUI          2005        0       0        6,002        0            0           0        0
     Director
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------

(1) Zhilin LI has been our CEO and president since October 20, 2005 and her salary was paid in RMB.

(2) Prior to October 20, 2005, Keith P. Boyd and Tim Halter did not spend any material time working since we had no material business then. Accordingly, we did not compensate any officer or director during this time period.

Stock Option Grants and Exercises

We currently have no option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment, Severance and Change of Control Agreements

Ms. Zhilin Li, Mr. Xinhua Wu and Ms. Jian Yang receive no compensation for acting as officers of the Company. However, Ms. Zhilin Li entered into an

Employment Agreement with Helpson, which provides that Ms. Li is employed by Helpson to perform executive management. The term of her employment is from July 1, 2005 to June 30, 2010. Her annual salary is approximately $100,000 (RMB800,000). Mr. Xinhua Wu was employed by Helpson to act as its CFO. The term of his employment is from July 1, 2005 to June 30, 2010. His annual salary is approximately $62,500 (RMB500,000). Ms. Jian Yang was employed by Helpson to act as its Deputy General Manager. The term of her employment is from July 1, 2005 to June 30, 2010. Her annual salary is approximately $62,500 (RMB500,000).


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 27, 2006 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock, (ii) each of our Directors, and (iii) all current Directors and executive officers as a group.


NAME AND ADDRESS OF BENEFICIAL        SHARES BENEFICIALLY       % OF CLASS OWNED
          OWNER (1)                           OWNED
Heung Mei TSUI (2)                         20,555,329                 68.5

(1) Unless otherwise stated, the address of all persons in the table is c/o Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China.

(2) Upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase its common capital stock, the Company shall issue to Heung Mei Tsui, the principal stockholder of Onny, an additional 4,723,056 shares of Post Closing Shares. Upon the issuance of the Post Closing Shares, Ms. Tsui will hold 25,278,385 shares or approximately 72.8% of the issued and outstanding common capital stock of the Company. Ms. Heung Mei Tsui has escrowed 6,944,611 shares of common stock for the participants in Onny's private placement and 277,785 shares for HFG International, Limited .

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Hainan Helpson Bio-Pharmaceutical Co. Ltd, Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China.

Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 30,000,000 shares of our common stock outstanding as of March 24, 2006.

Item 12 - Certain Relationships and Related Transactions

None.

Item 13 - Exhibits

(1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(2) EXHIBITS

-------------- -----------------------------------------------------------------
Exhibit No.    Description
-------------- -----------------------------------------------------------------
2.1            Securities  Exchange  Agreement  by  and  among  Onny  Investment
               Limited dated October 19, 2005 filed on October 20, 2005. (3)
-------------- -----------------------------------------------------------------
3.1            Memorandum and Articles of  Association  filed December 23, 2005.
               (5)
-------------- -----------------------------------------------------------------
3.2            Articles of Association  of Helpson  Medical  Biotechnology  Co.,
               filed on October 20, 2005. (3)
-------------- -----------------------------------------------------------------
10.1           Stock Purchase Agreement by and among Halter Financial Group Inc.
               dated May 11, 2005 filed on May 11, 2005. (1)
-------------- -----------------------------------------------------------------
10.2           Subscription  Agreement  by and  among  Onny  Investment  Limited stockholders  dated  October 19, 2005 filed on October 20,  2005.
               (4)
-------------- -----------------------------------------------------------------
10.3           Employment  Contract  by and among  Zhilin LI dated  July 1, 2005 filed on December 23, 2005. (5)
-------------- -----------------------------------------------------------------
10.4           Employment  Contract  by and among  Xinhua WU dated  July 1, 2005 filed on December 23, 2005. (5)
-------------- -----------------------------------------------------------------
10.5           Employment  Contract  by and among  Jian YANG  dated July 1, 2005 filed on December 23, 2005. (5)
-------------- -----------------------------------------------------------------
16.1           Letter regarding Change in certifying Accountant dated August 15,
               2005 filed on August 18, 2005. (3)
-------------- -----------------------------------------------------------------
21             Subsidiaries of TS  Electronics,  Inc. filed on October 20, 2005.
               (4)
-------------- -----------------------------------------------------------------

-------------- -----------------------------------------------------------------

(1)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 0-29523) filed with the Commission on May 11, 2005.
(2)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 0-29523) filed with the Commission on August 18, 2005.
(3)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 0-29523) filed with the Commission on August 18, 2005.
(4)  Previously  filed as an exhibit to our report on Form SB-2 (Commission File

     Number: 333-129161) filed with the Commission on August 18, 2005.
(5)  Previously  filed as an exhibit to our report on Form SB-2 (Commission File
     Number: 333-129161) filed with the Commission on December 23, 2005.


Item 14. Principal Accountant Fees and Services

Kabani & Company Inc. was our auditor during September 5, 2002 to February 4, 2004. On February 4 2004, we engaged Evans, Gaither & Associates, PLLC of Oklahoma City, Oklahoma as its new principal accountant to audit its consolidated financial statements and then changed our auditor from Evans Gaither & Associates, PLLC ("Evans") to Hansen, Barnett & Maxwell ("HB&M"), PC, as indicated in Item 8 of this 10-KSB, in August 2005. HB&M is currently our new independent auditors.


                                              FISCAL 2004          FISCAL 2005
                                          -------------------    ---------------

--------------------------------------------------------------------------------
Audit Fees                                    $   142,005          $  108,000
--------------------------------------------------------------------------------

Audit-Related Fees                            $    0               $    0
--------------------------------------------------------------------------------

Tax Fees                                      $    0               $    0
--------------------------------------------------------------------------------

All Other Fees                                $    0               $    0
--------------------------------------------------------------------------------

Total                                         $   142,005          $  108,000
--------------------------------------------------------------------------------

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2004 and 2005.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other attest engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."




                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               TS Electronics Inc.

Dated: March 27, 2006                                By: /s/  Zhilin Li
       --------------                                   ------------------------
                                                        Zhilin Li,
                                                        Chief Executive Officer,
                                                        President and Director



Dated: March 27, 2006                                By: /s/ Xinhua Wu
       --------------                                   ------------------------
                                                        Xinhua Wu
                                                        Chief Financial Officer,


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: March 27, 2006                                By: /s/  Zhilin Li
       --------------                                   ------------------------
                                                        Zhilin Li,
                                                        Chief Executive Officer,
                                                        President and Director




Dated: March 27, 2006                                By: /s/ Xinhua Wu
       --------------                                   ------------------------
                                                        Xinhua Wu,
                                                        Chief Financial Officer,

                              TS ELECTRONICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS











Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statement of Operations.........................................F-4

Consolidated Statements of Stockholder' Equity...............................F-5

Consolidated Statement of Cash Flows.........................................F-6

Notes to Financial Statements................................................F-7

HANSEN, BARNETT & MAXWELLHIC
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
 5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
   Phone: (801) 532-2200
    Fax: (801) 532-7944
      www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
TS Electronics, Inc.

We have audited the accompanying consolidated balance sheet of TS Electronics, Inc., as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 12, 2005 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TS Electronics, Inc., and the results of their operations and their cash flows for the period from January 12, 2005 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                                       HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 3, 2006

                              TS ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET


                                                               December 31, 2005
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                      $         461,220
Trade accounts receivables, less allowance for doubtful
  accounts of  $1,412,353                                              5,709,762
Other non-trade receivables, less allowance for doubtful
  accounts of $111,029                                                   385,957
Advances to suppliers                                                  2,123,729
Inventory                                                              5,785,196
--------------------------------------------------------------------------------
 Total current assets                                                 14,465,864
--------------------------------------------------------------------------------

Non-current assets
Property and equipment, net                                            2,808,342
Intangible assets, net                                                    96,406
Deferred tax assets                                                      130,458
--------------------------------------------------------------------------------
Total non-current assets                                               3,035,206
--------------------------------------------------------------------------------
Total assets                                                   $      17,501,070
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                         $         679,104
Accrued expenses                                                          15,625
Taxes payable                                                            565,236
Other accounts payable                                                   250,317
Advances from customers                                                   50,755
Dividends payable                                                      4,209,889
--------------------------------------------------------------------------------
Total current liabilities                                              5,770,926
--------------------------------------------------------------------------------

Long-term liabilities
Research and development commitment                                       30,966
--------------------------------------------------------------------------------
Total long-term liabilities                                               30,966
--------------------------------------------------------------------------------

Shareholders' equity
Common shares - $0.001 par value; 60,000,000 shares
authorized; 34,723,056 shares issued and outstanding                      34,723
Additional paid-in capital                                             7,764,979
Accumulated other comprehensive income                                    99,926
Retained earnings                                                      3,799,550
--------------------------------------------------------------------------------
Total shareholders' equity                                            11,699,178
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $      17,501,070
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements

                              TS ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                             For the period from
                                                              January 12, 2005
                                                             (Date of Inception)
                                                                   through
                                                             December 31, 2005
--------------------------------------------------------------------------------

Revenues                                                     $        8,657,813
Cost of revenues                                                      4,166,965
--------------------------------------------------------------------------------
Gross profit                                                          4,490,848
--------------------------------------------------------------------------------
Operating expenses
Selling expenses                                                        106,129
General and administrative                                              140,903
--------------------------------------------------------------------------------
Total operating expenses                                                247,032
--------------------------------------------------------------------------------
Income from operations                                                4,243,816
--------------------------------------------------------------------------------

Non-operating income (expenses)
Interest income                                                             769
Interest expense                                                       (186,452)
Other income(expenses)                                                   (6,482)
--------------------------------------------------------------------------------
Non-operating income (expenses)                                        (192,165)
--------------------------------------------------------------------------------
Income before taxes                                                   4,051,651
Income tax expense                                                      252,101
--------------------------------------------------------------------------------
Net income                                                   $        3,799,550
--------------------------------------------------------------------------------

Basic and diluted earnings per common share                  $             0.34
--------------------------------------------------------------------------------

Weighted-average common shares outstanding                           11,289,480
--------------------------------------------------------------------------------










   The accompanying notes are an integral part of these financial statements


                              TS ELECTRONICS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



                                                                                       Accumulated
                                                                         Additional       Other                         Total
                             Comprehensive         Common Stock           Paid-in     Comprehensive    Retained     Stockholders'
                                 Income        Shares        Amount       Capital         Income       Earnings         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance - January 12, 2005
  (Date of Inception)                 --            --   $        --   $        --    $        --   $        --     $        --
Issuance for cash
  April 12, 2005                      --          85,112            85           (84)          --            --                 1
Issuance for cash
  Auguest 16, 2005                    --      25,193,273        25,193     3,465,981           --            --         3,491,174
Issuance for cash, net
  October 20, 2005                    --       6,944,611         6,945     4,306,055           --            --         4,313,000
Issuance in exchange for
  the liabilities of TS               --
  Electronics, Inc.                   --       2,500,060         2,500        (6,973)          --            --            (4,473)
Net income                       3,799,550          --            --            --             --       3,799,550       3,799,550
Currency translation
  adjustment                        99,926          --            --            --           99,926          --            99,926
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income         $   3,898,476          --
------------------------------------------
Balance - December 31, 2005           --      34,723,056 $      34,723 $   7,764,979  $      99,926 $   3,799,550   $  11,699,178
---------------------------------------------------------------------------------------------------------------------------------










   The accompanying notes are an integral part of these financial statements

                              TS ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                             For the period from
                                                              January 12, 2005
                                                             (Date of Inception)
                                                                   through
                                                              December 31, 2005
--------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                   $        3,799,550
Depreciation and amortization                                           250,184
Accretion of discount on notes payable                                   86,060
Changes in assets and liabilities:
Accounts receivable                                                  (1,198,199)
Other receivable                                                         80,164
Advances to suppliers                                                  (916,792)
Inventory                                                            (2,395,393)
Deferred tax asset                                                      (89,763)
Accounts payable                                                        383,188
Other accounts payable                                                 (588,748)
Accrued expenses                                                         11,330
Advances from customers                                                (226,863)
Accrued taxes payable                                                   356,187
--------------------------------------------------------------------------------
Net cash used in operating activities                                  (449,095)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchase of property and equipment                                     (433,524)
Purchase of intangible assets                                           (50,611)
Notes receivable                                                         11,277
Net cash received in purchase of Helpson                                131,336
--------------------------------------------------------------------------------
Net cash used by investing activities                                  (341,522)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Payment of dividend payable                                            (237,599)
Payment of note payable                                              (6,317,849)
Proceeds from issuance of common shares                               7,804,175
--------------------------------------------------------------------------------
Net cash provided by financing activities                             1,248,727
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Effect of exchange rate changes in cash                                   3,110
--------------------------------------------------------------------------------

Net increase in cash                                                    461,220
Cash and cash equivalents at beginning of period                              -
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $          461,220
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005. Through June 15, 2005, Onny was a development stage enterprise with no activities except for the acquisition of Hainan Helpson Medical & Biotechnology Co., Ltd ("Helpson"), as discussed below. Upon the acquisition of Helpson and its operations, Onny emerged from the development stage.

On April 12, 2005, Onny issued 100 (85,112 post-split) shares of common stock to Tsui Hueng Mei ("Ms. Tsui") in exchange for $1 in cash. Ms. Tsui then elected herself as Onny's sole director.

On June 16, 2005, the Company acquired all the outstanding shares of Helpson See
Note 2.

On October 20, 2005, Onny was reorganized as a wholly-owned subsidiary of TS Electronics, Inc. The reorganization was accomplished by Ms. Tsui exchanging her 29,700 Onny common shares for 20,555,329 common shares of TS Electronics, Inc. and for the commitment of TS Electronics, Inc. to issue Ms. Tsui 4,723,056 common shares following an amendment of the TS Electronics, Inc. articles of incorporation increasing the number of common shares authorized to 60,000,000 shares, the exchange of shares was a 851-for-1 exchange ratio. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of TS Electronics, Inc. which was a 694-for-1 exchange ratio. (The issuance of the preferred shares to the prior Onny preferred shareholders, conversion into Onny common shares and the exchange for TS Electronics, Inc. common shares are not presented herein). The reorganization of Onny into TS Electronics, Inc. was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of $4,473 of liabilities. The reverse acquisition of TS Electronics, Inc. was recognized as a non-monetary exchange.

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (PRC). The Marketing Department is in Hainan Province and there are also nine offices with sales representatives in other provinces and cities throughout China. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Consolidation and Basis of Presentation - The accompanying consolidated financial statements include the accounts and operations of Onny from the date of its inception on January 12, 2005 and the accounts and operations of Helpson from the date of its acquisition on June 16, 2005. The accompanying consolidated financial statements have been restated on a retroactive basis for the effects of the stock split resulting from the reorganization of Onny into TS Electronics, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Fair Values of Financial Instruments - Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying amounts of notes payable that were outstanding during the current period approximated fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments are at interest rates which approximated current market rates.

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

Provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in China for receivables to extend beyond one year. Included in trade receivables is approximately $189,758 that occurred more than one year from December 31, 2005, but is estimated to still be collectable.

Inventory - Inventories are stated at weighted average costing. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. Should such an event occur, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Property and Equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the period of disposition.

Intangible Assets - Acquisition costs on patents, trademarks, licenses, techniques, formulas and other intangibles are capitalized and amortized using the straight-line method over their useful lives. For those intangible assets, such as patents, with legal protection over a period, their useful life is the protected period. Others that do not have legal protection periods are amortized generally over 5 to 10 years. The Company does not capitalize internally generated intangible assets.

Intangible assets are techniques for medicines. Amortization on intangible assets was $36,488 for the period from January 12, 2005 through December 31, 2005.

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advanced payments to suppliers for materials and receive from customers advances for finished products. As of December 31, 2005, the advances to suppliers were $2,123,729 and the advances from customers were $50,755 respectively.

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

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is calculated to give effect to potentially issuable dilutive common shares. There were no potentially issuable common shares outstanding at December 31, 2005.

Credit risk - The carrying amounts of accounts receivable included in the balance sheet represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk.

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

Recently Enacted Accounting Standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Payment, which is a revision to SFAS No.
123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In accordance with the Securities and Exchanges Commission's Staff Accounting Bulletin 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, the Company will adopt SFAS No. 123R as of January 1, 2006. The Company does not expect the implementation of this standard to have a material impact on the company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the operations of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the operations of the Company.

In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections. This Statement replaces APB Opinion 20 and SFAS No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The adoption of SFAS 154 is not expected to have a material impact on the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year after

September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

NOTE 2 - ACQUISITION

On May 25, 2005, the Company entered into an agreement with the shareholders of Helpson, a privately held Chinese joint venture, in which the Company agreed to acquire and the shareholders of Helpson agreed to sell, all of the outstanding common shares of Helpson in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041 the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtains a business license in the People's Republic of China as a wholly foreign owned entity. Helpson obtained such license on June 16, 2005 and the shares of Helpson were transferred to the Company on that date. Since June 16, 2005 was recognized as the date of the acquisition, the promissory notes became due September 16, 2005.

Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private sellers in the Peoples Republic of China, through its marketing department in Hainan Province and from nine sales representative offices in other provinces and cities. Helpson's other operating activities include biochemical products, health products, and cosmetics.

Since Helpson is an operating company and control of Helpson changed upon the closing of the acquisition agreement, the Company is the accounting acquirer and has recognized the acquisition of Helpson as a business combination in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations. On April 25, 2005, Helpson declared a dividend to the selling shareholders of $4,154,041 which equaled Helpson's retained earnings at March 31, 2005 less deferred income tax assets of $86,985 that are not considered part of distributable profits under Chinese law. The fair value of the net assets of Helpson was determined by appraisal and exceeded the cost of the net assets acquired. That excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current assets acquired.

At June 16, 2005, the purchase price was allocated to the assets acquired and liabilities assumed as follows:

Current Assets                                                       $ 9,570,918
Property and equipment                                                 2,555,565
Intangible assets                                                         71,210

--------------------------------------------------------------------------------
Total assets acquired                                                 12,197,692
--------------------------------------------------------------------------------
Current liabilities                                                    7,864,066
Long-term liabilities                                                  1,005,694

--------------------------------------------------------------------------------
Total liabilities assumed                                              8,869,760
--------------------------------------------------------------------------------

Net assets acquired                                                  $ 3,327,933
--------------------------------------------------------------------------------

Intangible assets consist of registered patents, trademarks, licenses, techniques and formulas related to several Western and Chinese medicines, biochemical products, health products, and cosmetics. These intangible assets have a weighted-average useful life of approximately 10 years.

The following pro forma information is presented to reflect the operations of the Company and Helpson on a combined basis as if the acquisition of Helpson had been completed as of January 1, 2005, respectively. The pro forma information is only illustrative of the effects of the acquisition and does not necessarily reflect the results of operations that would have resulted had the acquisition actually occurred on those dates.


                                                              For the Year Ended
                                                               December 31, 2005
                                                                  (Pro Forma)
--------------------------------------------------------------------------------
Revenues                                                      $       14,075,521
Net income                                                             5,778,901
Basic and diluted earnings per common share                                 0.51
--------------------------------------------------------------------------------


Pro forma net income for the twelve months ended December 31, 2005 include nonrecurring interest expense of $85,332 resulting from the amortization of the discount on the $3,413,265 promissory notes payable to the former Helpson shareholders, which discount was computed based upon an imputed interest rate of 10% per annum.

The reorganization was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of $4,513 of liabilities. The acquisition of TS Electronics, Inc. was recognized as a non-monetary exchange.

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2005:

--------------------------------------------------------------------------------
Raw materials                                                        $ 4,673,353
Work in progress                                                         819,146
Finished goods                                                           292,698
--------------------------------------------------------------------------------
Total Inventory                                                      $ 5,785,196
--------------------------------------------------------------------------------


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:


--------------------------------------------------------------------------------
Permit of land use                                                  $   348,885
Building                                                              1,123,144
Plant, machinery and equipment                                        1,120,289
Motor vehicle                                                            14,295
Office equipment                                                         62,211
Construction in progress                                                389,703
--------------------------------------------------------------------------------
Total                                                                 3,058,526
Less: Accumulated depreciation                                         (250,184)
--------------------------------------------------------------------------------
Property and equipment, net                                         $ 2,808,342
--------------------------------------------------------------------------------


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
--------------------------------------------------------------------------------

Depreciation expense was $213,696 for the period from January 12, 2005 (Date of Inception) through December 31, 2005.

NOTE 5 - INTANGIBLE ASSETS

Intangible  assets  represent  the  costs  on  patents,  trademarks,   licenses,
techniques and formulas. Intangible assets have a weighted-average useful life of approximately five years.

The estimated aggregate amortization expense for the succeeding four years is as follows:


Year                                                                      Amount
--------------------------------------------------------------------------------
2006                                                                    $ 33,332
2007                                                                      25,599
2008                                                                      19,200
2009                                                                      18,275
--------------------------------------------------------------------------------
                                                                        $ 96,406
--------------------------------------------------------------------------------


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

Helpson enjoys the benefits of two tax breaks. One, a reduction of 15% from 30%, for being in the first five years of operations and another 7.5% break for being in a developing economic area in China; resulting in a rate of 7.5% enterprise income tax rate which when applied to the pre-tax income the result is as follows:

                                                          For the period from
                                                           January 12, 2005
                                                          (Date of Inception)
                                                       through December 31, 2005
--------------------------------------------------------------------------------
Tax at US Federal statutory rate (34%)                              $ 1,377,561
Non-deductible expenses                                                 137,458
Change in temporary differences                                        (114,254)
Effect of lower foreign tax rates                                    (1,035,261)
--------------------------------------------------------------------------------
Income tax provision                                                $   251,250
--------------------------------------------------------------------------------


The company has deferred tax asset based upon the temporary differences from the allowance for bad debt which equals 130,458. The Company has also incurred various other taxes, primarily comprised of business tax, value-added tax, urban construction tax, education surcharges and etc. Any unpaid amounts are reflected on the balance sheets as other taxes payable.

NOTE 7 - STOCKHOLDERS' EQUITY

On July 6, 2005, the shareholder of Onny amended Onny's articles of incorporation increasing the number of authorized common shares to 4,000,000, reducing the par value of the common shares to $.02 per share and authorizing 100 preferred shares with a par value of $100 per share. On August 18, 2005, prior to the reorganization with TS Electronics, Inc., the articles of incorporation of Onny, were amended changing the authorized capital of Onny to 40,000 common shares, $100 par value, and 10,000 preferred shares, $100 par value.

The Onny preferred shareholders were entitled to receive dividends prior to common shareholders at a rate of $.08 per annum for each preferred share. Following the payment of preferred dividends, the preferred shareholders were entitled to participate equally with common shareholders in dividends. The preferred dividends were non-cumulative. The preferred shares were convertible into common shares on a one-for-one basis any time after the date of issuance, at the option of the holder.

As described in Note 1, the reorganization of Onny into TS Electronics, Inc. was recognized as an 851-for-1 stock exchange of the Onny common shares previously outstanding. The number of common shares issued and outstanding has been restated in the accompanying consolidated financial statements on a retroactive basis for the effects of the stock split.

On August 16, 2005, the Onny shareholder made a capital investment in Onny of $3,491,174 in cash in exchange for the issuance of 25,193,273 common shares (29,600 pre-split common shares).

On October 19, 2005, the Company issued 2,500,060 shares for the acquisition of TS Electronics, Inc. and the assumption of $4,513 of liabilities. On October 20,

2005 the Company issued 6,944,611 shares of common stock for $4,313,000 net of offering costs of $687,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi ("RMB" or "(Y)"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 9 - SUBSEQUENT EVENT (UNAUDITED)

Dividend payable on common stock - According to the shareholders' meeting on April 25, 2005, Helpson planned to distribute a dividend of $4,154,041 to the common shareholders. However, the dividend had not been paid as of December 31, 2005. In terms of the provision of shareholder's meeting, the dividend not paid should be transferred to the loan of Helpson if the dividend was not paid as of December 31, 2005.

Administrative changes - During March, 2006, a majority of the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to make the following changes:

     o Change the Corporate name from TS Electronics, Inc. to China Pharma Holdings, Inc;
     o Increase the number of authorized shares of common stock from thirty million (30,000,000) shares to sixty million (60,000,000) shares; and
     o Set the number of directors constituting the entire Board of Directors at between three and nine, with the specific number to be fixed from time to time by a vote of the majority of the entire Board of Directors.

The change in the Corporate name has not been reflected in these financial statements. The change in the authorized shares of common stock has been reflected in these financial statements.