Form 10QSB
period 2006-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2006-05-15
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

                  Delaware                                         73-1564807
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


         2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China
                    (Address of principle executive offices)

                  0086-898-66811730 (China) 858-776-8880 (USA)
              (Registrant's telephone number, including area code)
                                   Copies to:

                                   Charles Law
                                King and Wood LLP
                               650 Page Mill Road,
                               Palo Alto, CA 94304

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 34,723,056 shares of common stock issued and outstanding as of March 31, 2006.


Transitional Small Business disclosure format: Yes [ ] No [ X ]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements                                          F-1thruF-8
ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            1-6

ITEM 3  Controls and Procedures                                                6

PART II OTHER INFORMATION

ITEM 1  Legal proceedings                                                      7
ITEM 2  Unregistered Sales of Equity Securities and use of proceeds            7
ITEM 3  Defaults upon senior securities                                        7
ITEM 4  Submission of matters to a vote of security holders                    7
ITEM 5  Other information                                                      8
ITEM 6  Exhibits and Reports on 8-K                                            8

SIGNATURES                                                                     9

EXHIBITS

================================================================================

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                       Page
                                                                       ----

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheets (unaudited), March 31, 2006
and December 31, 2005                                                   F-1

Condensed Consolidated Statements of Operations (unaudited), for the three months ended March 31, 2006 and from January 12, 2005
(Date of Inception) through March 31, 2005                              F-2

Condensed Consolidated Statements of Cash Flows (unaudited), for the three months ended March 31, 2006 and from January 12, 2005
(Date of Inception) through March 31, 2005                              F-3

Notes to Condensed Consolidated Financial Statements (unaudited)    F-4 thru F-8


Item 1. Financial Statements

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                             March 31, 2006    December 31, 2005
ASSETS
Current assets
Cash and cash equivalents                                  $          74,924   $         461,220
Trade accounts receivables, less allowance for doubtful
  accounts of  $1,168,385 and $1,412,353, respectively             8,251,166           5,709,762
Other non-trade receivables, less allowance for doubtful
  accounts of $64,439 and $111,029, respectively                     682,821             385,957
Advances to suppliers                                              1,722,661           2,123,729
Inventory                                                          6,550,268           5,785,196
                                                           -----------------   -----------------
  Total current assets                                            17,281,840          14,465,864
                                                           -----------------   -----------------

Non-current assets
Property and equipment, net                                        2,757,705           2,808,342
Intangible assets, net                                                86,597              96,406
Deferred tax assets                                                  156,350             130,458
                                                           -----------------   -----------------
Total non-current assets                                           3,000,652           3,035,206
                                                           -----------------   -----------------
Total assets                                               $      20,282,492   $      17,501,070
                                                           =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                     $       1,407,145   $         679,104
Accrued expenses                                                      32,090              15,625
Taxes payable                                                        937,492             565,236
Other accounts payable                                               206,048             250,317
Advances from customers                                               50,491              50,755
Short-term notes payable                                           4,240,914                --
Dividends payable                                                       --             4,209,889
                                                           -----------------   -----------------
Total current liabilities                                          6,874,180           5,770,926
                                                           -----------------   -----------------

Long-term liabilities
Research and development commitment                                   31,113              30,966
                                                           -----------------   -----------------
Total long-term liabilities                                           31,113              30,966
                                                           -----------------   -----------------

Shareholders' equity
Common shares - $0.001 par value; 60,000,000 shares
  authorized; 34,723,056 shares issued and outstanding                34,723              34,723
Additional paid-in capital                                         7,764,979           7,764,979
Accumulated other comprehensive income                               159,011              99,926
Retained earnings                                                  5,418,486           3,799,550
                                                           -----------------   -----------------
Total shareholders' equity                                        13,377,199          11,699,178
                                                           -----------------   -----------------
Total liabilities and shareholders' equity                 $      20,282,492   $      17,501,070
                                                           =================   =================



     The accompanying notes are an integral part of the financial statements
                                       F-1


                     CHINA PHARMA HOLDINGS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                                                                For the period from
                                                                                 January 12, 2005
                                                            For the three       (Date of Inception)
                                                             months ended            through
                                                            March 31, 2006        March 31, 2005
                                                         -------------------    -------------------

Revenues                                                 $         4,732,991    $              --
Cost of revenues                                                   2,526,020                   --
                                                         -------------------    -------------------
Gross profit                                                       2,206,971                   --
                                                         -------------------    -------------------
Operating expenses
Selling expenses                                                      88,030                   --
General and administrative                                           264,200                   --
                                                         -------------------    -------------------
Total operating expenses                                             352,230                   --
                                                         -------------------    -------------------
Income from operations                                             1,854,741                   --
                                                         -------------------    -------------------

Non-operating income (expenses)
Interest income                                                          147                   --
Interest expense                                                     (23,799)                  --
Other income(expenses)                                                22,636                   --
                                                         -------------------    -------------------
Non-operating income (expenses)                                       (1,016)                  --
                                                         -------------------    -------------------
Income before taxes                                                1,853,725                   --
Income tax expense                                                   234,789                   --
                                                         -------------------    -------------------
Net income                                                         1,618,936                   --
                                                         -------------------    -------------------
Comprehensive Income - currency translation adjustment                59,085                   --
                                                         -------------------    -------------------
Comprhensive Income                                      $         1,678,021                   --
                                                         ===================    ===================
Basic and diluted earnings per common share              $              0.05    $              --
                                                         ===================    ===================

Weighted-average common shares outstanding                        34,723,056                   --
                                                         ===================    ===================







     The accompanying notes are an integral part of the financial statements
                                       F-2


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          For the period from
                                                                           January 12, 2005
                                                      For the three       (Date of Inception)
                                                       months ended             through
                                                      March 31, 2006         March 31, 2005
                                                   -------------------    -------------------
Cash flows from operating activities
Net income                                         $         1,618,936    $              --
Depreciation and amortization                                   85,140                   --
Changes in assets and liabilities:                                --
Accounts receivable                                         (2,541,404)                  --
Other receivable                                              (296,864)                  --
Advances to suppliers                                          401,068                   --
Inventory                                                     (765,072)                  --
Deferred tax asset                                             (25,892)                  --
Trade accounts payable                                         728,040                   --
Other accounts payable                                         (44,269)                  --
Accrued expenses                                                16,465                   --
Advances from customers                                           (264)                  --
Accrued taxes payable                                          372,256                   --
                                                   -------------------    -------------------
Net cash used in operating activities                         (451,860)                  --
                                                   -------------------    -------------------

Cash Flows from Investing Activities
Purchase of property and equipment                             (22,074)                  --
Purchase of intangible assets                                   (2,472)                  --
                                                   -------------------    -------------------
Net cash used by investing activities                          (24,546)                  --
Effect of exchange rate changes in cash                         90,110                   --
                                                   -------------------    -------------------

Net decrease in cash                                          (386,296)                  --
Cash and cash equivalents at beginning of period               461,220                   --
                                                   -------------------    -------------------

Cash and cash equivalents at end of period         $            74,924    $              --
                                                   ===================    ===================








     The accompanying notes are an integral part of the financial statements
                                       F-3

                           CHINA PHARMA HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of China Pharma Holding, Inc. (the "Company"); formerly known as TS Electronics, Inc., and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K report for the year ended December 31, 2005.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Organization - Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005. Through June 15, 2005, Onny was a development stage enterprise with no activities except for the acquisition of Hainan Helpson Medical & Biotechnology Co., Ltd ("Helpson"), as discussed below. Upon the acquisition of Helpson and its operations, Onny emerged from the development stage. On June 16, 2005, Onny acquired all of the outstanding shares of Helpson and emerged from the development stage.

On October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of the Company. The reorganization was accomplished through the exchange of 29,700 shares of Onny common stock for 20,555,329 shares of the Company's common stock and for the commitment of the Company to issue an additional 4,723,056 shares upon amending its articles of incorporation. The exchange of shares was a 851-for-1 exchange ratio. In addition, the prior Onny preferred shareholders exchanged their 10,000 shares of Onny common stock for 6,944,611 shares of the Company's common stock for a 694-for-1 exchange ratio. Additionally, the prior Onny preferred shareholders converted their preferred stock into Onny common shares. The reorganization of Onny into the Company was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of 2,500,060 shares of common stock to the Company's pre-reorganization shareholders and the assumption of $4,473 of liabilities. The reverse acquisition of the Company was recognized as a non-monetary exchange.

During the period ended March 31, 2006, the Company amended its articles of incorporation to increase its authorized shares from 30,000,000 shares to 60,000,000 shares.

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (PRC). The marketing department is in Hainan Province and there are also nine offices with sales representative in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. There were no dilutive common shares outstanding on March 31, 2006.

NOTE 2 - Acquisition

On May 25, 2005, Onny entered into an agreement with the shareholders of Helpson, a privately held PRC joint venture, in which Onny agreed to acquire and the shareholders of Helpson agreed to sell, all of the outstanding common shares of Helpson in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041 the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtains a business license in the PRC as a wholly foreign owned entity. Helpson obtained such license on June 16, 2005 and the shares of Helpson were transferred to Onny on that date. Since June 16, 2005 was recognized as the date of the acquisition, the promissory notes became due September 16, 2005.

Since Helpson is an operating company and control of Helpson changed upon the closing of the acquisition agreement, Onny is the accounting acquirer and has recognized the acquisition of Helpson as a business combination in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations. On April 25, 2005, Helpson declared a dividend to the selling shareholders of $4,154,041 which equaled Helpson's retained earnings at March 31, 2005 less deferred income tax assets of $86,985 that are not considered part of distributable profits under PRC law. The fair value of the net assets of Helpson was determined by appraisal. The cost of the net assets exceeded the fair value. That excess was allocated as a pro-rate reduction of the amounts that otherwise would have been assigned to the non-current assets acquired.

NOTE 3 - Inventory

Inventory consisted of the following as of March 31, 2006:


Raw Materials                                                      $   4,605,479
Work In Process                                                          457,826
Finished Goods                                                         1,486,963
                                                                   -------------
                                                                   $   6,550,268
                                                                   =============

NOTE 4 - Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Helpson received tax benefits as a result of a reduced tax rate from 30% to 15%, as a result of being in the first five years of operations and a reduced tax of 7.5% as a result of operating in a developing economic area in the PRC. The 7.5% enterprise income tax rate was applied to the pre-tax income with the following result:

                                                             For the period from
                                                               January 12, 2005
                                           For the three     (Date of Inception)
                                            months ended            through
                                           March 31, 2006      March 31, 2005
--------------------------------------  -------------------  -------------------
Tax at US Federal statutory rate (34%)  $           630,267  $              --
Non-deductible expenses                              (1,648)                --
Change in temporary differences                      79,826                 --
Effect of lower foreign tax rates                  (473,656)                --
--------------------------------------  -------------------  -------------------
Income tax provision                    $           234,789  $              --
--------------------------------------  -------------------  -------------------


The Company has a deferred tax asset based upon the temporary differences from the allowance for bad debt that equals $156,350. The Company has also incurred various other taxes, primarily comprised of business tax, value-added tax, urban construction tax, education surcharges and etc. Any unpaid amounts are reflected on the balance sheets as other taxes payable.

NOTE 5 - Short Term Notes Payable

In January 2006, the Company reclassified its dividends payable as short term notes and commenced accruing interest on the amount due at a rate of 2.25% per annum, resulting in interest expense of $23,799 at March 31, 2006.

NOTE 6 - Stockholders' Equity

On October 19, 2005, the Company acquired all of the issued and outstanding common stock of Onny; thus, Onny became a wholly owned subsidiary of the Company. The reorganization of Onny into the Company was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of 2,500,060 shares of common stock to the Company's pre-reorganization shareholders. The number of common shares issued and outstanding has been restated in the accompanying condensed consolidated financial statements on a retroactive basis for the effects of the stock split.

NOTE 7 - Contingencies

Economic environment - Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi ("RMB" or "(Y)"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Item 2.Management's Discussion and Analysis or Plan of Operation

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

On October 19, 2005, Onny issued 10,000 preferred shares in exchange for $4,313,000 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares. Also on October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of China Pharma Holdings, Inc. The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of China Pharma Holdings, Inc. and for the commitment by China Pharma Holdings, Inc. to issue the original Onny common shareholder 4,723,056 common shares following an amendment of the China Pharma Holdings, Inc.. articles of incorporation increasing the number of common shares authorized to 60,000,000 shares. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of China Pharma Holdings, Inc.

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

Operations Analysis For the three months ended
March 31, 2006

The following table presents the operation of the Company for the three months ended March 31, 2006:

                                                For the three months ended March
                                                              31,2006
Revenues                                        $  4,732,991
                                                --------------------------------
Cost of revenues                                $  2,526,020
Operating expenses                              $    352,230
Income from operations                          $  1,854,741
Interest expense                                $     23,799
Net income                                      $  1,618,936
Basic and diluted earnings                      $       0.05
per common share

Revenues
--------
Revenues were $4,732,991 for the three months ended March 31, 2006. During this period, the revenues increased rapidly, the reasons of which mainly are as follows:

Firstly, the promotion of products has obtained an apparent effect, which resulted in that the new products have quickly entered the market. The above new products primarily include Gastrodin injection and Naproxen Sodium and
Pesudophedrine Hydrochloride (or Pusen OK). Secondly, the sales network has spread over the majority of provinces in China. Lastly, increased outputs of products ensured a significant improvement in sales since the manufacturing capacity of Helpson has been expanded.

Cost of Revenues
----------------
The cost of revenues was $2,526,020, which is 53% of the revenues.

The two new products, which have higher gross profit margins, were introduced into the market. Thus, the cost of revenues was reduced during the period due to an increased sale. The cost is expected to be further reduced due to economies of scale caused by the expected rapid growth of the company, the effective cost control and the improvement of the manufacturing process in the year 2006.

Operating expenses
------------------
The operating expenses for the three months ended March 31, 2006 were $352,230, which is 18.99% of income from operations.

The selling expenses include the welfare and salaries of the sales person and related transportation expenses. The selling expenses compared with revenue are lower than the industry average level, the main reasons for that are its major customers are hospitals and the selling network of the company is through agents. However, the company incurred some advertising expenses to promote its new product PuSen OK, which increased the percentage of selling expenses compared to the revenues in 2006.

The general and administrative expenses include R&D, the welfare and salaries of the administrative staff. Compared with the R&D expenditure in 2005, the amount of the R&D expenditure for new products was decreased because the researchers come from company personnel. Meanwhile, the reduced amortization of intangible assets was another reason causes a decreased operating expense.

Income from operations was $1,854,741, which is 39% of the total revenues.

Interest expenses
-----------------
Interest expense for three months ended March 31, 2006 is $23,799 and net income is $1,618,936. The Company just paid off two long-term loans in 2005, but the Company had not applied for new loans up to March 31, 2006, which made a significant decrease of interest expenses during the first quarter of 2006. However, the Company plans to apply for a new loan of approximately $3,130,000 in May of 2006. The expected annual interest rate is 6% will cause an increase in interest expenses later.

Helpson is now applying for a special tax policy, which is for the foreign companies in China. The policy is that the qualified foreign companies do not have to pay income taxes in the first two years of their operations in China. From the third to the fifth year, the companies only need to pay half of the income tax rate 15%, which is 7.5%. As a new foreign company, it is supposed to be approved as tax exemption in the year 2006. Since the application was in process, the Company still needed to pay income tax during the first quarter of 2006. However, the above income tax is anticipated to be paid back by Chinese government as soon as the favorable tax policy is authorized in the late of year 2006.

Liquidity and capital resource for the three months ended March 31, 2006

The following table presents selected items from the balance sheets as of March 31, 2006, and December 31, 2005

                              As of March 31, 2006       As of December 31, 2005

                                       2005                        2006

cash and cash equivalents         $      74,924               $     461,220
trade accounts receivable         $   8,251,166               $   5,709,762
inventory                         $   6,550,268               $   5,785,196
Total current assets              $  17,281,840               $  14,465,864
property and equipment, net       $   2,757,705               $   2,808,342
total assets                      $  20,282,492               $  17,501,070
 Total current liabilities        $   6,874,180               $   5,770,926
long-term liabilities             $      31,113               $      30,966
Total shareholder's equity        $  13,377,199               $  11,699,178


Analysis of financial position
------------------------------
At March 31, 2006, cash and cash equivalents of $74,924, which were 4.34% of the total current assets, were decreased by 83.76% compared to the same item at December 31, 2005. The net value of property and equipment was $ 2,757,705, 13.6% of the total assets.

The trade accounts receivables were $8,251,166 and the valuation of inventory was $6,550,268 at March 31, 2006. Trade accounts receivable and inventory amounted to 40.7% and 32.3% respectively of the total assets. The dramatic increase of sales revenues from the subsidiary of TS in China, Helpson, caused the increase of the value of trade receivables. The long collection period of accounts receivable also caused that the accounts receivable was increased by 44.51% compared with at December 31, 2005. Considering the slow collectibility, the Company plans to pay more attention to collecting trade accounts receivable, try to use cash-sales when selling products to new customers or small-sized customers.

An increase of 13.22% in inventory was primarily due to the special geographical location of Hainan Island, there is a long distance from other provinces causing some difficulties of transportation of inventory, and the Company has to prepare more materials in order to satisfy the production demands. Secondly, some of the materials need to be produced by specific manufacturers; the company has to save the materials to meet the demands of production. Moreover, a dramatically increased sale resulted in a rise of inventory.

The total liabilities of $6,905,293 compared with total assets of $20,282,492, results in a liability ratio of 34.05%. If the inventory of $6,550,268 is excluded from total current assets of $17,281,840, compared with the current liabilities of $6,874,180, result in a quick ratio of 1.56. This shows that the Company has ability to pay its debts.

An increase of $1,678,021, 14.34% in the shareholder's equity compared to at December 31, 2005 is primarily due to the increase of accumulated other comprehensive income, and the increase of the retained earnings which was caused by the increased sales revenue.

Operating activities
--------------------

As of March 31, 2006 we had cash and cash equivalents in the amount of $74,924, which was decreased by 83.76%, in the amount of $386,296, compared to at December 31, 2005. Net cash flow used in operating activities during the first quarter of 2006 was $451,860. The main reason for the amount in cash utilized in operating activities was an increase of trade accounts receivable in the amount of $2,541,404, and an increase of inventory in the amount of $765,072 during the period.

Investing activities
--------------------

Net cash utilized in investing activities was $24,546 during the first quarter of 2006. The use of net cash was due to the purchase of PPE (Construction in progress) and intangible assets which amounted to $22,074 and $2,472, respectively.

In conclusion, cash utilized for the first quarter amounted to $386,296, primarily due to the net cash used in operating activity in the amount of $451,860, and the decrease of net cash flow in the purchase of long-term assets in the amount of $24,546.

Item 3 - Control and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

On March 28, 2006, the Company filed a form definitive 14C to effect the followings:

         o Change our corporate name from TS Electronics, Inc. to China Pharma Holdings, Inc.;

         o Increase the number of shares of common stock authorized to be issued by the corporation from Thirty Million (30,000,000) shares to Sixty Million (60,000,000) shares; and

         o Set the number of directors constituting the entire Board of Directors at between three and nine, with the specific number to be fixed from time to time by a vote of the majority of the entire Board of Directors.

The definitive 14C became effective on May 1, 2005 when the Company filed its Amended Certificate of Incorporation with the Secretary of the State of Delaware.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

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



China Pharma Holdings, Inc.

Dated: May 11, 2006                                     By: /s/ Zhilin Li
                                                        Chief Executive Officer,
                                                        President and Director

Dated: May 11, 2006                                     By: /s/ Xinhua Wu
                                                        Chief Financial Officer
                                                        and Director