Form 10QSB
period 2006-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2006-08-14
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended June 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

             Delaware                                             73-1564807
(State or other jurisdiction of                                 (IRS Employer
  incorporation or organization)                             Identification No.)


         2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China
                    (Address of principle executive offices)

                  0086-898-66811730 (China, 858-776-8880 (USA)
              (Registrant's telephone number, including area code)
                                   Copies to:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 34,723,056 shares of common stock issued and outstanding as of June 30, 2006.

Transitional Small Business disclosure format: Yes [ ] No [X]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements                                         F-1thruF-7
ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           1-6

ITEM 3   Controls and Procedures                                               7

PART II  OTHER INFORMATION

ITEM 1   Legal proceedings                                                     7
ITEM 2   Unregistered Sales of Equity Securities and use of proceeds           7
ITEM 3   Defaults upon senior securities                                       7
ITEM 4   Submission of matters to a vote of security holders                   8
ITEM 5   Other information                                                     8
ITEM 6   Exhibits and Reports on 8-K                                           8

SIGNATURES                                                                     9

EXHIBITS

================================================================================

TABLE OF CONTENTS

Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

Condensed Consolidated Balance Sheets (unaudited), June 30, 2006 and
December 31, 2005                                                            F-2

Condensed Consolidated Statements of Operations (unaudited), for the three months ended June 30, 2006 and 2005, and for six months ended
June 30, 2006 and from January 12, 2005 (Date of Inception) through
June 30, 2005                                                                F-3

Condensed Consolidated Statements of Cash Flows (unaudited), for the six months ended June 30, 2006 and from January 12, 2005 (Date of
Inception) through June 30, 2005                                             F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)  F-5thruF-7


Item 1.   Financial Statements

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,     December 31,
                                                               2006           2005
                                                           ------------   ------------
                                                           (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                  $    195,224   $    461,220
Trade accounts receivable, less allowance for doubtful
accounts of $826,146 and $1,412,353, respectively             9,119,327      5,709,762
Other non-trade receivables, less allowance for doubtful
accounts of $79,341 and $111,029, respectively                  486,691        385,957
Advances to suppliers                                         1,978,947      2,123,729
Inventory                                                     6,782,480      5,785,196
                                                           ------------   ------------
Total Current Assets                                         18,562,669     14,465,864
                                                           ------------   ------------
Non-current Assets:
Property and equipment, net                                   2,806,435      2,808,342
Intangible assets, net                                           76,604         96,406
Deferred tax assets                                             107,063        130,458
                                                           ------------   ------------
Total Non-current Assets                                      2,990,102      3,035,206
                                                           ------------   ------------
TOTAL ASSETS                                               $ 21,552,771   $ 17,501,070
                                                           ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                                     $  1,213,611   $    679,104
Accrued expenses                                                105,386         15,625
Taxes payable                                                   447,173        565,236
Other accounts payable                                          217,880        250,317
Advances from customers                                          68,921         50,755
Short-term notes payable                                      4,256,158           --
Dividends payable                                                  --        4,209,889
                                                           ------------   ------------
Total Current Liabilities                                     6,309,129      5,770,926
                                                           ------------   ------------
Research and development commitments                             31,225         30,966
                                                           ------------   ------------
Total Liabilities                                             6,340,354      5,801,892
                                                           ------------   ------------
Shareholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 34,723,056 shares issued and outstanding             34,723         34,723
Additional paid-in capital                                    7,764,979      7,764,979
Accumulated other comprehensive income                          211,558         99,926
Retained earnings                                             7,201,157      3,799,550
                                                           ------------   ------------
Total Shareholders' Equity                                   15,212,417     11,699,178
                                                           ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 21,552,771   $ 17,501,070
                                                           ------------   ------------

       See the accompanying notes to the unaudited condensed consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    For the period
                                                                                                   from January 12,
                                               For the three months              For the six        2005 (Date of
                                                  ended June 30,                 months ended         Inception)
                                       ------------------------------------        June 30,        through June 30,
                                             2006                2005                2006                2005
                                       ----------------    ----------------    ----------------    ----------------
Revenue                                $      3,975,569    $        492,530    $      8,709,334    $        492,530
Cost of revenue                               2,105,082             324,994           4,631,549             324,994
                                       ----------------    ----------------    ----------------    ----------------

Gross profit                                  1,870,487             167,536           4,077,785             167,536
                                       ----------------    ----------------    ----------------    ----------------

Operating expenses:
Selling expenses                                 82,133               4,490             170,161               4,490
General and administrative                      436,340              20,078             680,321              20,078
                                       ----------------    ----------------    ----------------    ----------------
Total operating expenses                        518,473              24,568             850,482              24,568
                                       ----------------    ----------------    ----------------    ----------------

Income from operations                        1,352,014             142,968           3,227,303             142,968
                                       ----------------    ----------------    ----------------    ----------------

Non-operating income (expenses):
Interest income                                      87                --                   182                --
Bad debt recovery                               627,861                --               626,580                --
Interest expense                                (24,103)            (28,895)            (47,898)            (28,895)
Other income (expense)                          120,803                --               120,461                --
                                       ----------------    ----------------    ----------------    ----------------
Total non-operating income (expense)            724,648             (28,895)            699,325             (28,895)
                                       ----------------    ----------------    ----------------    ----------------

Income before taxes                           2,076,662             114,073           3,926,628             114,073
Income tax expense                             (246,200)             (9,521)           (525,022)             (9,521)
                                       ----------------    ----------------    ----------------    ----------------
Net income                             $      1,830,462    $        104,552    $      3,401,606    $        104,552
                                       ----------------    ----------------    ----------------    ----------------
Comprehensive income -
foreign currency translation
adjustments                                      62,557                --               221,558                --
                                       ----------------    ----------------    ----------------    ----------------
Comprehensive income                   $      1,893,019    $        104,552    $      3,623,164    $        104,552
                                       ----------------    ----------------    ----------------    ----------------

Basic and diluted earnings per
common share                           $           0.05    $           1.23    $           0.10    $           1.23
                                       ----------------    ----------------    ----------------    ----------------

Weighted-average common
shares outstanding                           34,723,056              85,112          34,723,056              85,112
                                       ----------------    ----------------    ----------------    ----------------

       See the accompanying notes to the unaudited condensed consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the period
                                                                       from January 12,
                                                     For the six        2005 (Date of
                                                     months ended         Inception)
                                                       June 30,        through June 30,
                                                         2006                2005
                                                   ----------------    ----------------
Cash Flows from Operating Activities:
Net income                                         $      3,401,606    $        104,552
Depreciation and amortization                               193,065               7,289
Loss on disposal of property and equipment                     --                19,934
Accretion of discount on notes payable                         --                12,870
Deferred tax assets                                          24,387                --
Changes in assets and liabilities:
Accounts receivable                                      (3,348,145)           (472,696)
Other receivables                                           (97,112)           (453,974)
Advances to suppliers                                       161,868             807,785
Inventory                                                  (945,068)           (529,801)
Trade accounts payable                                      526,675             536,973
Accrued expenses                                             84,810               9,389
Taxes payable                                              (122,285)            (21,547)
Other accounts payable                                         --              (213,403)
Advances from customers                                      17,670              95,902
Short-term notes payable                                     31,653                --
                                                   ----------------    ----------------
Net Cash Used in Operating Activities                       (70,876)            (96,727)
                                                   ----------------    ----------------

Cash Flows from Investing Activities:
Capital expenditures, net of dispositions                  (144,790)             (3,565)
Net cash received in purchase of Subsidiary                    --               129,073
Proceeds from note receivable                                  --                11,083
Purchase of intangible assets                                (2,477)               --
                                                   ----------------    ----------------
Net Cash (Used) Provided by Investing Activities           (147,267)            136,591
                                                   ----------------    ----------------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock                         --                     1
                                                   ----------------    ----------------
Net Cash Proceeds from Financing Activities                    --                     1
                                                   ----------------    ----------------

Effect of Exchange Rate Changes in Cash                     (47,853)               --
                                                   ----------------    ----------------
Net Change in Cash                                         (265,996)             39,865
                                                   ----------------    ----------------

Cash and Cash Equivalents at Beginning of Period            461,220                --
                                                   ----------------    ----------------
Cash and Cash Equivalents at End of Period         $        195,224    $         39,865
                                                   ----------------    ----------------

       See the accompanying notes to the unaudited condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. (the "Company") and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K report for the year ended December 31, 2005.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Organization - Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005. Through June 15, 2005, Onny was a development stage enterprise with no activities except for the acquisition of Hainan Helpson Medical & Biotechnology Co., Ltd ("Helpson"), as discussed below. Upon the acquisition of Helpson and its operations, Onny emerged from the development stage. On June 16, 2005, Onny acquired all of the outstanding shares of Helpson.

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

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (PRC). The marketing department is in Hainan Province and there are 16 sales offices in China. Helpson's other products include biochemical products, health products, and cosmetics.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. There were no dilutive common shares outstanding at June 30, 2006.

NOTE 2 - Acquisition

On May 25, 2005, Onny entered into an agreement with the shareholders of Helpson, a privately held PRC joint venture, in which Onny agreed to acquire and the shareholders of Helpson agreed to sell, all of the outstanding common shares of Helpson in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtains a business license in the PRC as a wholly foreign owned entity. Helpson obtained such license on June 16, 2005 and the shares of Helpson were transferred to Onny on that date. Since June 16, 2005 was recognized as the date of the acquisition, the promissory notes became due September 16, 2005.

Since Helpson is an operating company and control of Helpson changed upon the closing of the acquisition agreement, Onny is the accounting acquirer and has recognized the acquisition of Helpson as a business combination in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations. On April 25, 2005, Helpson declared a dividend to the selling shareholders of $4,154,041 which equaled Helpson's retained earnings at March 31, 2005 less deferred income tax assets of $86,985 that are not considered part of distributable profits under PRC law. The fair value of the net assets of Helpson was determined by appraisal. The cost of the net assets exceeded the fair value. That excess was allocated as a pro-rata reduction of the amounts that otherwise would have been assigned to the non-current assets acquired.

The following unaudited pro forma information is presented to reflect the operations of the Company and Helpson on a combined basis as if the acquisition of Helpson had been completed as of January 1, 2005. The unaudited pro forma information is only illustrative of the effects of the acquisition and does not necessarily reflect the results of operations that would have resulted had the acquisition actually occurred on that date.


ACQUISITION
TS ELECTRONICS, INC.

                                                             For the Period from
                                                             January 12, through
                                                                  June 30,
                                                                    2005
--------------------------------------------------------------------------------
                                                                 (unaudited)

Revenue                                                          $     5,816,888
Gross Profit                                                           2,236,358
Net income                                                             1,750,591
Basic earnings per common share                                  $          0.05
--------------------------------------------------------------------------------


Pro forma net income for the for the six months ended June 30, 2005 include nonrecurring interest expense of $84,577 resulting from the amortization of the discount on the $3,383,073 promissory notes payable to the former Helpson shareholders, which discount was computed based upon an imputed interest rate of 10% per annum.

NOTE 3 - Inventory

Inventory consisted of the following:

                                       June 30, 2006         December 31, 2005
                                       -----------------     -----------------
Raw materials                          $       4,670,136     $       4,673,352
Work in process                                  256,458               819,146
Finished goods                                 1,855,886               292,698
                                       -----------------     -----------------
Total Inventory                        $       6,782,480     $       5,785,196
                                       -----------------     -----------------


NOTE 4 - Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Helpson received tax benefits as a result of a reduced tax rate from 30% to 15%, as a result of being in the first five years of operations and a reduced tax of 7.5% as a result of operating in a special economic area in the PRC.

NOTE 5 - Short Term Notes Payable

In January 2006, the Company converted its dividend payable into short-term notes bearing interest at a rate of 2.25% per annum. As of June 30, 2006 these notes and accrued interest remain outstanding.

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

NOTE 7 - Contingencies

Economic environment - Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi ("CNY" or "(Y)"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

Item 2 -  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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

Factors that might cause actual results, performance or achievements to differ, from those projected or implied in such forward-looking statements include, among other things, (i) the impact of competitive products; (ii) changes in law and regulations; (iii) adequacy and availability of insurance coverage; (iv) limitations on future financing; (v) increases in the cost of borrowings and unavailability of debt or equity capital; (vi) the effect of adverse publicity regarding our products; (vii) our inability to gain and/or maintain market share; (viii) exposure to and expense of resolving and defending product liability claims and other litigation; (ix) consumer acceptance of our products;
(x) managing and maintaining growth; (xi) customer demands; (xii) market and industry conditions including pricing and demand for products, (xiii) the success of product development and new product introductions into the marketplace; (xiv) the departure of key members of management; (xv) our ability to efficiently market our products; as well as other risks and uncertainties that are described from time to time in our filings with the Securities and Exchange Commission.

Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to companies that issue securities that meet the definition of a penny stock, as such, the safe harbor for forward looking statements does not apply to us.


Overview
--------

On June 16, 2005, Onny acquired all of the outstanding common shares of Helpson, a privately held Chinese joint venture, in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtains a business license in the PRC as a wholly foreign owned entity. The acquisition of Helpson was recognized as a business combination.

On October 19, 2005, Onny issued 10,000 preferred shares in exchange for $4,313,000 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares. Also on October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of the Company. The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of China Pharma Holdings, Inc. and for the commitment by China Pharma Holdings, Inc. to issue the original Onny common shareholder 4,723,056 common shares following an amendment of the China Pharma Holdings, Inc. articles of incorporation increasing the number of common shares authorized to 60,000,000 shares. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of China Pharma Holdings, Inc.

We launched an anti-flu product named PuSenOK, which is the only anti flu medicine in the market mixed with pseudo ephedrine hydrochloride, that has a non-drowsy formula and a runny nose suppressant. We plan to expand our biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Neurotrophicpeptide, we will launch several additional biological medicines, including the brain peptide injection, injected hepatocyte growth-promoting factors, as well as new genetic medicines, rh-CNTF and rh-aFGF, which will give us a new growth following that of Neurotrophicpeptide.

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


Our recent business activities include the following:
Year 2005: Helpson launched a new anti-flu medicine: PusenOK.
Year 2003: Helpson gained GMP authentication.
Year 2003: Helpson named "the best enterprise for storing SARS medicine" by Hainan Food and Drug Administration.
Year 2000: Helpson awarded as one of 50 best enterprises in Hainan by Hainan Economic and Trade Bureau and Hainan Statistical Bureau.


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


Operations  Analysis For the six months ended June 30, 2006

The following table presents the operation of the Company for the six months ended June 30, 2006:

============================== ==============================================
              -                       For the six months ended June 30,2006
------------------------------ ----------------------------------------------
           Revenues             $                     8,709,334
------------------------------ ---- -----------------------------------------
       Cost of revenue                                4,631,549
------------------------------ ---- -----------------------------------------
   Total Operating expenses                            850,482
------------------------------ ---- -----------------------------------------
    Income from operations                            3,227,303
------------------------------ ---- -----------------------------------------
       Interest expense                                (47,898)
------------------------------ ---- -----------------------------------------
          Net income                                  3,401,606
------------------------------ ---- -----------------------------------------
  Basic and diluted earnings                             0.10
       per common share
============================== ==== =========================================


Revenues
--------

Revenues were $8,709,334 for the six months ended June 30, 2006. During this period, the revenues have been growing, the reasons of which mainly are as follows:

Firstly, the new products have quickly entered the market this year. The above new products primarily include Gastrodin injection and Naproxen Sodium and Pesudophedrine Hydrochloride (or Pusen OK). Secondly, the distribution network has spread over the majority of provinces in China. Finally, increased output of products ensured a significant improvement in sales since the manufacturing capacity in Company has expanded.


Cost of Revenue
---------------

The cost of revenue was $4,631,549, which was 53.2% of the revenue.

Two new products we are introducing into the market are expected to have a higher profit margin. Accordingly, the cost of revenue to total revenue ratio is expected to decrease upon an increase in the sales volume. Also, in 2006 there is an expectation that costs will be reduced due to increased economies of scale, implementation of improved cost controls and improved manufacturing processes.


Operating expenses
------------------

The total operating expenses for the six months ended June 30, 2006 were $850,482, which is 26.35% of income from operations.

The selling expenses include the salaries and benefits of the sales staff and related transportation expenses. Considering the revenue realized, the selling expenses were lower than the industry average level. The main reason is that four major customers of the Company are hospitals and most of products of the Company are distributed to hospitals through agents.

The general and administrative expenses include R&D, salaries and benefits of the administrative staff. Compared with the R&D expenditure in 2005, the amount of R&D expenditure for new products decreased because most of the researchers were employed from existing personnel. Another reason for the decrease in operating expenses was the reduction in the allowance of bad debt as the collection of old trade receivables, and the amortization expenses of intangible assets. Income from operations was $3,227,303, which was 37.06% of the total revenues.


Interest Expenses
-----------------

Interest expense for six months ended June 30, 2006 was $47,898. Pursuant to the shareholders' agreement, the dividend payable to shareholders would be converted into loans if the dividends were not paid off by 31/12/2005. The interest on such loans should be recorded as interest expense at the agreed upon interest rate.

The company plans to apply for new bank loans in August of this year, which would result in increased interest expenses in future periods.


Taxation
--------

As a foreign invested enterprise as defined under Chinese laws, Helpson is entitled to preferential tax treatment, i.e., starting from the year of making profits, Helpson shall be exempt from income tax in the first and second years and allowed a fifty percent reduction in the third to fifth years. Since Hainan Province is a special economic area, its enterprise income tax is 15%. Therefore, from the third to the fifth year after Helpson begins to make profit, it shall pay income tax at the rate of half of 15%, or 7.5%. As a new foreign invested enterprise, the application for the above preferential tax treatment is expected to be approved later this year. Since the application is still being processed, the Company will pay the income taxes with the expectation that they will be refunded by the Chinese government upon the approval of the application.


Liquidity and capital resource for the six months ended June 30, 2006.

The following  table presents  selected items from the balance sheets as of June
30, 2006, and December 31, 2005

============================= ========================= =============================
            Items                  As of June 30, 2006       As of December 31, 2005
----------------------------- ------------------------- -----------------------------
                                        Year 2006                  Year 2005
----------------------------- ------------------------- -----------------------------
  cash and cash equivalents    $          195,224        $           461,220
----------------------------- --- --------------------- --- -------------------------
  trade accounts receivable              9,119,327                  5,709,762
----------------------------- --- --------------------- --- -------------------------
           inventory                     6,782,480                  5,785,196
----------------------------- --- --------------------- --- -------------------------
     Total current assets               18,562,669                 14,465,864
----------------------------- --- --------------------- --- -------------------------
 property and equipment, net             2,806,435                  2,808,342
----------------------------- --- --------------------- --- -------------------------
         TOTAL ASSETS                   21,552,771                 17,501,070
----------------------------- --- --------------------- --- -------------------------
  Total current liabilities              6,309,129                  5,770,926
----------------------------- --- --------------------- --- -------------------------
      TOTAL LIABILITIES                  6,340,354                  5,801,892
----------------------------- --- --------------------- --- -------------------------
  TOTAL SHAREHOLDER'S EQUITY            15,212,417                 11,699,178
============================= === ===================== === =========================

Analysis of Financial Position
------------------------------

At June 30, 2006, cash and cash equivalents of $195, 224, were about 1.05% of the total current assets. It decreased by 57.67% compared with cash at December 31, 2005. The net value of property and equipment was $2,806,435, 13.03% of the total assets.

The trade account receivables were $9,119,327 and the valuation of inventory was $6,782,480 at June 30, 2006. Trade account receivables and inventory amounted to 42.32% and 31.47% of the total assets respectively. The dramatic increase of sales revenues of Helpson resulted in the increase of trade receivables. A long collection period of account receivables also caused the balance to increase by 59.72% compared to December 31, 2005. Considering the slow collectibility, the Company plans to pay more attention to collecting trade account receivables, to adopt cash-sales orientation when selling products to new customers or small-sized customers.

An increase of 17.24% in inventory was primarily due to the special geographical location of Hainan province, where there is a long distance from other provinces and would lead to difficulty in transportation of inventory. Hence, the Company needs to prepare more materials in order to satisfy the production demand. In addition, some materials need to be produced by specific manufacturers, so the company has to retain parts of materials for meeting the demands of production. Moreover, a dramatically increasing sale would result in a rising trend of inventory stored.

The total liabilities of $6,340,354 against total assets of $21,552,771 arrive at a liability ratio of 29.42%. Likewise, a quick ratio could be obtained that, if the inventory of $6,782,480 is excluded from total current assets of $18,562,669, against current liabilities of $6,309,129, then the quick ratio would be 1.87. This indicates that the Company has capability to be liquid as necessary.

An increase to $15,212,417 ended up to June 30, 2006 in the shareholder's equity compared to $11,699,178 at December 31, 2005 is primarily due to the increase of accumulated other comprehensive income, and the increase of the retained earnings resulting from the growth of sales revenue.


Operating activities
--------------------

As of June 30, 2006, cash and cash equivalents were up to $195,224, which were decreased by 57.67% compared with the beginning balance of $461,220. Cash flow used in operating activities during the first half of 2006 was $70,876. The main reason for the amount in cash utilized in operating activities was an increase of trade account receivables with the amount of $3,348,145, and an increase of inventory in the amount of $945,068 during the period.


Investing activities
--------------------

Net cash utilized in investing activities was $147,267 during the first half of 2006. The employment of net cash was fundamentally due to the capital expenditure amounting to 144,790 for fixed assets as net of disposition.

In conclusion, net cash utilized for the first six month of year 2006 was entirely $265,996. It was primarily on investing activity with the amount of $ 147,267, and on operating activity with the net cash flow of $70,876.


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

(b)  Reports on Form 8-K

     On May 4, 2006, we filed a report on form 8-K, disclosing that 1) we increased the size of the Board of Directors from one to three and elected Zhilin Li and Xinhua Wu as directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified; 2) we filed a Certificate of Amendment to our Articles of Incorporation with the State of Delaware. The amendments included: increasing the authorized common stock from 30,000,000 shares to 60,000,000 shares; changing the name to China Pharma Holdings, Inc.; and increasing the number of directors from one to not less than three nor more than nine, with the exact number to be fixed from time to time by vote of the majority of the entire Board of Directors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



China Pharma Holdings, Inc.

Dated: August 14, 2006                               By: /s/ Zhilin Li
                                                        ------------------------
                                                        Zhilin Li
                                                        Chief Executive Officer,
                                                        President and Director

Dated: August 14, 2006                               By: /s/ Xinhua Wu
                                                        ------------------------
                                                        Xinhua Wu
                                                        Chief Financial Officer,
                                                        and Director