Form 10KSB/A
period 2005-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2006-11-08
CIK 1106644

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

                              CHINA PHARMA HOLDINGS, INC.
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


    Issuer's telephone number
                                                   86-898-66811730 (China)
                                             -----------------------------------


                              TS ELECTRONICS, INC.
Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Transitional Small Business Disclosure Format: Yes    No X

                           China Pharma Holdings, Inc.
                        (formerly, TS Electronics, Inc.)
                                Table of Contents

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

FINANCIAL STATEMENTS                                                         F-1

EXHIBITS

                                     PART I

Certain statements in this Form 10-KSB/A constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-KSB/A are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB/A with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB/A, including those set forth under "Risk Factors".

Item 1 - Description of Business

Overview

China Pharma Holdings, Inc. (formerly, TS Electronics, Inc. and Softstone, Inc. prior thereto) was incorporated on January 28, 1999 pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our company's business. Our initial business operations were conducted at 620 Dallas Drive, Denton TX 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, OK. In June 2002, we moved our office facilities to Pottsboro, TX. On August 13, 2003, we changed our name to TS Electronics, Inc. On March 15, 2006, we changed our name to China Pharma Holdings, Inc.

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

On October 19, 2005, Onny completed a private placement of $5,000,000 (the "Offering") in consideration of the issuance of 10,000 shares of preferred stock to 46 accredited investors. Participants in this Offering exchanged their preferred shares for ordinary shares in contemplation of participating the Exchange Transaction with the Company. As a result, offering participants received in the aggregate 6,944,611 shares of our common stock.

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

WE MAY BE SUBJECT TO THE PRC'S PRICE CONTROL OF DRUGS WHICH MAY LIMIT OUR PROFITABILITY AND EVEN CAUSE US TO STOP MANUFACTURING CERTAIN PRODUCTS

The State Development and Reform Commission ("SDRC") of the PRC and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Although our products have not been subject to such price control as of the date of this 10-KSB/A, there is no assurance that our products will remain unaffected by it. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products.

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

To protect the reputation of our products, we have registered and applied for registration of our trademarks in the PRC where we have a major business presence. Please refer to the paragraph headed "Intellectual property rights" in
Item 1 Description of Business of this 10-KSB/A.

All of our products are sold under these trademarks. As of the date of this 10-KSB/A, we have not experienced any infringements of such trademarks for sales of pharmaceutical products and as of the date of this 10-KSB/A, the Directors were not aware of any infringement of our intellectual property rights. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

SOME  OF  THE  INFORMATION  IN  THIS  ANNUAL  REPORT  CONTAINS   FORWARD-LOOKING
STATEMENTS.

Some of the information in this Annual Report on Form 10-KSB/A contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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


Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

We trade on the OTCBB under the symbol "CPHI.OB". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions. The high and low bid prices for our common stock for each full financial quarter for the two most recent full fiscal years were as follows:

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

On October 19, 2005, Onny issued 10,000 preferred shares in exchange for $4,313,000 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares. Also on October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of China Pharma Holdings, Inc. (formerly, TS Electronics, Inc.) The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of China Pharma Holdings, Inc. (formerly, TS Electronics, Inc.) and for the commitment by China Pharma Holdings, Inc. (formerly, TS Electronics, Inc.)to issue the original Onny common shareholder 4,723,056 common shares following an amendment of China Pharma Holdings, Inc. (formerly, TS Electronics, Inc.)'s articles of incorporation increasing the number of common shares authorized to 60,000,000 shares. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of China Pharma Holdings, Inc. (formerly, TS Electronics, Inc.).

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

Helpson is now applying for a special tax policy, which is for the foreign companies in China. The policy is that the qualified foreign companies do not have to pay income taxes in the first two years of their operations in China. >From the third to the fifth year, the companies only need to pay half of the income tax rate 15%, which is 7.5%. Since the Company is a new foreign company, if it can be approved as a qualified company, Helpson, which is the subsidiary of TS in China will be tax exempted in the year 2006. The effect of the possible favorable tax policy from Chinese government could increase the net profit of Helpson in the year 2006.

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

Ms. Jian YANG: Ms. Yang is Secretary of the Company since October 20, 2005. She is a founder and director of Helpson. Ms. Yang was a technician at the Sichuan Institute of Biology in 1990 and vice president of Haikou Biomedicine Engineering Co., Ltd. in 1991 Ms. Yang earned her MBA at the University of Wales, England.

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

Code of Ethics

We do not yet have a Code of Ethics. Due to the recent completion of the Reorganization with Helpson, the board of directors had decided to postpone the adoption of a code of ethics until we are able to focus our business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

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

Item 12 - Certain Relationships and Related Transactions

None.

Item 13 - Exhibits

(1) Our audited financial statements are included in this Annual Report on Form 10-KSB/A.

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


Item 14. Principal Accountant Fees and Services

Kabani & Company Inc. was our auditor during September 5, 2002 to February 4, 2004. On February 4 2004, we engaged Evans, Gaither & Associates, PLLC of Oklahoma City, Oklahoma as its new principal accountant to audit its consolidated financial statements and then changed our auditor from Evans Gaither & Associates, PLLC ("Evans") to Hansen, Barnett & Maxwell ("HB&M"), PC, as indicated in Item 8 of this 10-KSB/A, in August 2005. HB&M is currently our new independent auditors.


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

                                                China Pharma Holdings, Inc.
                                                (formerly, TS Electronics, Inc.)

Dated: November 8, 2006                         By: /s/  Zhilin Li
       ----------------                          -------------------------------
                                                 Zhilin Li,
                                                 Chief Executive Officer,
                                                 President and Director



Dated: November 8, 2006                         By: /s/ Xinhua Wu
       ----------------                          -------------------------------
                                                 Xinhua Wu
                                                 Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: November 8, 2006                         By: /s/  Zhilin Li
       ----------------                          -------------------------------
                                                 Zhilin Li,
                                                 Chief Executive Officer,
                                                 President and Director




Dated: November 8, 2006                         By: /s/ Xinhua Wu
       ----------------                          -------------------------------
                                                 Xinhua Wu,
                                                 Chief Financial Officer,

                           CHINA PHARMA HOLDINGS, INC.

                         (Formerly TS Electronics, Inc.)

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
China Pharma Holdings, Inc. (formerly: TS Electronics, Inc.)

We have audited the accompanying consolidated balance sheet of China Pharma Holdings, Inc. (formerly: TS Electronics, Inc.), as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 12, 2005 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pharma Holdings, Inc. (formerly: TS Electronics, Inc.), and the results of their operations and their cash flows for the period from January 12, 2005 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                          HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 3, 2006

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                           CONSOLIDATED BALANCE SHEET


                                                               December 31, 2005
--------------------------------------------------------------------------------
ASSETS
Current assets
Cash and cash equivalents                                      $         461,220
Trade accounts receivables, less allowance for doubtful
  accounts of  $1,412,353                                              5,709,762
Other non-trade receivables, less allowance for doubtful
  accounts of $111,029                                                   385,957
Advances to suppliers                                                  2,123,729
Inventory                                                              5,785,196
--------------------------------------------------------------------------------
 Total current assets                                                 14,465,864
--------------------------------------------------------------------------------

Non-current assets
Property and equipment, net                                            2,808,342
Intangible assets, net                                                    96,406
Deferred tax assets                                                      130,458
--------------------------------------------------------------------------------
Total non-current assets                                               3,035,206
--------------------------------------------------------------------------------
Total assets                                                   $      17,501,070
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable                                         $         679,104
Accrued expenses                                                          15,625
Taxes payable                                                            565,236
Other accounts payable                                                   250,317
Advances from customers                                                   50,755
Dividends payable                                                      4,209,889
--------------------------------------------------------------------------------
Total current liabilities                                              5,770,926
--------------------------------------------------------------------------------

Long-term liabilities
Research and development commitment                                       30,966
--------------------------------------------------------------------------------
Total long-term liabilities                                               30,966
--------------------------------------------------------------------------------

Shareholders' equity
Common shares - $0.001 par value; 60,000,000 shares
authorized; 34,723,056 shares issued and outstanding                      34,723
Additional paid-in capital                                             7,764,979
Accumulated other comprehensive income                                    99,926
Retained earnings                                                      3,799,550
--------------------------------------------------------------------------------
Total shareholders' equity                                            11,699,178
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $      17,501,070
================================================================================


   The accompanying notes are an integral part of these financial statements

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                             For the period from
                                                                January 12, 2005
                                                             (Date of Inception)
                                                                         through
                                                               December 31, 2005
--------------------------------------------------------------------------------

Revenues                                                     $        8,657,813
Cost of revenues                                                      4,166,965
--------------------------------------------------------------------------------
Gross profit                                                          4,490,848
--------------------------------------------------------------------------------
Operating expenses
Selling expenses                                                        106,129
General and administrative                                              140,903
--------------------------------------------------------------------------------
Total operating expenses                                                247,032
--------------------------------------------------------------------------------
Income from operations                                                4,243,816
--------------------------------------------------------------------------------

Non-operating income (expenses)
Interest income                                                             769
Interest expense                                                       (186,452)
Other income(expenses)                                                   (6,482)
--------------------------------------------------------------------------------
Non-operating income (expenses)                                        (192,165)
--------------------------------------------------------------------------------
Income before taxes                                                   4,051,651
Income tax expense                                                      252,101
--------------------------------------------------------------------------------
Net income                                                   $        3,799,550
================================================================================

Basic and diluted earnings per common share                  $             0.34
--------------------------------------------------------------------------------

Weighted-average common shares outstanding                           11,289,480
================================================================================









   The accompanying notes are an integral part of these financial statements


                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



                                                                                       Accumulated
                                                                         Additional       Other                         Total
                             Comprehensive         Common Stock           Paid-in     Comprehensive    Retained     Stockholders'
                                 Income        Shares        Amount       Capital         Income       Earnings         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance - January 12, 2005
  (Date of Inception)        $        --            --   $        --   $        --    $        --   $        --     $        --
Issuance for cash
  April 12, 2005                      --          85,112            85           (84)          --            --                 1
Issuance for cash
  Auguest 16, 2005                    --      25,193,273        25,193     3,465,981           --            --         3,491,174
Issuance for cash, net
  October 20, 2005                    --       6,944,611         6,945     4,306,055           --            --         4,313,000
Issuance in exchange for
  the liabilities of TS               --
  Electronics, Inc.                   --       2,500,060         2,500        (6,973)          --            --            (4,473)
Net income                       3,799,550          --            --            --             --       3,799,550       3,799,550
Currency translation
  adjustment                        99,926          --            --            --           99,926          --            99,926
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income         $   3,898,476          --
==========================================
Balance - December 31, 2005           --      34,723,056 $      34,723 $   7,764,979  $      99,926 $   3,799,550   $  11,699,178
=================================================================================================================================










   The accompanying notes are an integral part of these financial statements

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                             For the period from
                                                                January 12, 2005
                                                             (Date of Inception)
                                                                         through
                                                              December 31, 2005
--------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                   $        3,799,550
Depreciation and amortization                                           250,184
Accretion of discount on notes payable                                   86,060
Changes in assets and liabilities:
Accounts receivable                                                  (1,198,199)
Other receivable                                                         80,164
Advances to suppliers                                                  (916,792)
Inventory                                                            (2,395,393)
Deferred tax asset                                                      (89,763)
Accounts payable                                                        383,188
Other accounts payable                                                 (588,748)
Accrued expenses                                                         11,330
Advances from customers                                                (226,863)
Accrued taxes payable                                                   356,187
--------------------------------------------------------------------------------
Net cash used in operating activities                                  (449,095)
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchase of property and equipment                                     (433,524)
Purchase of intangible assets                                           (50,611)
Notes receivable                                                         11,277
Net cash received in purchase of Helpson                                131,336
--------------------------------------------------------------------------------
Net cash used by investing activities                                  (341,522)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Payment of dividend payable                                            (237,599)
Payment of note payable                                              (6,317,849)
Proceeds from issuance of common shares                               7,804,175
--------------------------------------------------------------------------------
Net cash provided by financing activities                             1,248,727
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Effect of exchange rate changes in cash                                   3,110
--------------------------------------------------------------------------------

Net increase in cash                                                    461,220
Cash and cash equivalents at beginning of period                              -
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $          461,220
================================================================================

   The accompanying notes are an integral part of these financial statements

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005




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

On June 16, 2005, the Company acquired all the outstanding shares of Helpson See
Note 2.

On October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of TS Electronics, Inc. The reorganization was accomplished by Ms. Tsui exchanging her 29,700 Onny common shares for 20,555,329 common shares of TS Electronics, Inc. and for the commitment of TS Electronics, Inc. to issue Ms. Tsui 4,723,056 common shares following an amendment of the TS Electronics, Inc. articles of incorporation increasing the number of common shares authorized to 60,000,000 shares, the exchange of shares was a 851-for-1 exchange ratio. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of TS Electronics, Inc. which was a 694-for-1 exchange ratio. (The issuance of the preferred shares to the prior Onny preferred shareholders, conversion into Onny common shares and the exchange for TS Electronics, Inc. common shares are not presented herein). The reorganization of Onny into TS Electronics, Inc. was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of TS Electronics, Inc. that remained outstanding in exchange for the assumption of $4,473 of liabilities. The reverse acquisition of TS Electronics, Inc. was recognized as a non-monetary exchange.

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

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



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

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



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

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



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

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005


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

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



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

At June 16, 2005, the purchase price was allocated to the assets acquired and liabilities assumed as follows:

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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


                                                              For the Year Ended
                                                               December 31, 2005
                                                                     (Pro Forma)
--------------------------------------------------------------------------------
                                                                  (unaudited)
Revenues                                                      $       14,075,521
Net income                                                             5,778,901
Basic and diluted earnings per common share                                 0.17
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

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2005:

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
--------------------------------------------------------------------------------

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005



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

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005




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

On October 19, 2005 Onny issued 10,000 preferred shares in exchange for $4,313,000 net of offering costs of $687,000, and on that same date, those preferred shares were converted into 10,000 Onny common shares. On October 19, 2005, the Company issued 2,500,060 shares for the acquisition of TS Electronics, Inc. and the assumption of $4,513 of liabilities

                           CHINA PHARMA HOLDINGS, INC.
                         (Formerly TS Electronics, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD JANUARY 12, 2005 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2005


NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The change in the Corporate name and the authorized shares of common stock have been reflected retroactively in these financial statements.