Form 10QSB
period 2006-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2006-11-13
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                For the Quarterly Period Ended September 30, 2006

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

                            0086-898-66811730 (China)
              (Registrant's telephone number, including area code)
                                   Copies to:

                                   Charles Law
                                King and Wood LLP
                               650 Page Mill Road,
                               Palo Alto, CA 94304



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X ]

As of the November 3, 2006, 34,723,056 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

Transitional Small Business disclosure format: Yes [ ] No [ X ]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements                                        F-1 thru F-6
ITEM 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           1-11

ITEM 3  Controls and Procedures                                               11

PART II OTHER INFORMATION

ITEM 1  Legal proceedings                                                     11
ITEM 2  Unregistered Sales of Equity Securities and use of proceeds           11
ITEM 3  Defaults upon senior securities                                       11
ITEM 4  Submission of matters to a vote of security holders                   11
ITEM 5  Other information                                                     11
ITEM 6  Exhibits                                                              12

SIGNATURES                                                                    13

EXHIBITS

================================================================================

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets, September 30, 2006 (unaudited),
and December 31, 2005                                                        F-1

Condensed Consolidated Statements of Operations (unaudited), for the three months ended September 30, 2006 and 2005, and for nine months ended September 30, 2006 and from January 12, 2005 (Date of Inception)
through September 30, 2005                                                   F-2

Condensed Consolidated Statements of Cash Flows (unaudited), for the nine months ended September 30, 2006 and from January 12, 2005 (Date
of Inception) through September 30, 2005                                     F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)         F-4


Item 1. Financial Statements

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                              2006            2005
                                                         -------------   -------------
                                                          (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                $     193,390   $     461,220
Trade accounts receivable, less allowance for doubtful
accounts of $988,511 and $1,412,353, respectively           11,297,389       5,709,762
Non-trade receivables, less allowance for doubtful
accounts of $38,116 and $111,029, respectively                 494,473         385,957
Advances to suppliers                                        2,011,603       2,123,729
Inventory                                                    8,552,037       5,785,196
                                                         -------------   -------------
Total Current Assets                                        22,548,892      14,465,864
                                                         -------------   -------------
Non-current Assets:
Property and equipment, net                                  2,771,944       2,808,342
Intangible assets, net                                          70,104          96,406
Deferred tax assets                                            124,908         130,458
                                                         -------------   -------------
Total Non-current Assets                                     2,966,956       3,035,206
                                                         -------------   -------------
TOTAL ASSETS                                             $  25,515,848     $17,501,070
                                                         -------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                                   $   1,051,080   $     679,104
Accrued expenses                                               347,371          15,625
Taxes payable                                                  376,174         565,236
Other payables                                                  69,158         250,317
Advances from customers                                         83,749          50,755
Short-term notes payable                                     2,147,335            --
Short-term notes payable to former shareholders              4,304,371            --
Dividends payable                                                 --         4,209,889
                                                         -------------   -------------
Total Current Liabilities                                    8,379,238       5,770,926
                                                         -------------   -------------
Research and development commitments                            31,578          30,966
                                                         -------------   -------------
Total Liabilities                                            8,410,816       5,801,892
                                                         -------------   -------------
Shareholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 34,723,056 shares issued and outstanding            34,722          34,723
Additional paid-in capital                                   7,764,979       7,764,979
Accumulated other comprehensive income                         397,124          99,926
Retained earnings                                            8,908,207       3,799,550
                                                         -------------   -------------
Total Shareholders' Equity                                  17,105,032      11,699,178
                                                         -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  25,515,848     $17,501,070
                                                         -------------   -------------

              See the accompanying notes to the unaudited condensed
                       consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                For the period
                                                                                               from January 12,
                                                                                                2005 (Date of
                                                                             For the nine         Inception)
                                           For the three months              months ended          through
                                            ended September 30,              September 30,       September 30,
                                   ----------------    ----------------    ----------------    ----------------
                                         2006                2005                2006                2005
                                   ----------------    ----------------    ----------------    ----------------
Revenue                            $      5,015,272    $      2,601,294    $     13,721,587    $      3,093,824
Cost of revenue                           2,521,205           1,617,399           7,151,898           1,942,393
                                   ----------------    ----------------    ----------------    ----------------

Gross profit                              2,494,067             983,895           6,569,689           1,151,431
                                   ----------------    ----------------    ----------------    ----------------

Operating expenses:
Selling expenses                             42,966              43,098             213,350              47,588
Research and development                    125,359                --               124,715                --
General and administrative                  100,650              77,346             333,654              35,772
Bad debt expense (recovery)                 152,142             169,229             (28,349)            230,881
                                   ----------------    ----------------    ----------------    ----------------
Total operating expenses                    421,117             289,673             643,370             314,241
                                   ----------------    ----------------    ----------------    ----------------

Income from operations                    2,072,950             694,222           5,926,319             837,190
                                   ----------------    ----------------    ----------------    ----------------

Non-operating income (expenses):
Interest income                                 408                 266                 588                 266
Interest expense                            (39,872)           (124,734)            (87,690)           (153,629)
                                   ----------------    ----------------    ----------------    ----------------
Total non-operating income
(expense)                                   (39,464)           (124,468)            (87,102)           (153,363)
                                   ----------------    ----------------    ----------------    ----------------

Income before taxes                       2,033,486             569,754           5,839,217             683,827
Income tax expense                         (326,621)            (54,726)           (730,560)            (64,247)
                                   ----------------    ----------------    ----------------    ----------------
Net income                         $      1,706,865    $        515,028    $      5,108,657    $        619,580
                                   ----------------    ----------------    ----------------    ----------------
Comprehensive income - foreign
currency translation adjustments             25,307                --               137,964                --
                                   ----------------    ----------------    ----------------    ----------------
Comprehensive income               $      1,732,172    $        515,028    $      5,246,621    $        619,580
                                   ----------------    ----------------    ----------------    ----------------

Basic and diluted earnings per
common share                       $           0.05    $           0.11    $           0.15    $           0.07
                                   ----------------    ----------------    ----------------    ----------------

Weighted-average common shares
outstanding                              34,723,056           4,731,413          34,723,056           9,377,713
                                   ----------------    ----------------    ----------------    ----------------

             See the accompanying notes to the unaudited condensed
                       consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the period
                                                                       from January 12,
                                                                        2005 (Date of
                                                     For the nine         Inception)
                                                     months ended          through
                                                     September 30,       September 30,
                                                         2006                2005
                                                   ----------------    ----------------
Cash Flows from Operating Activities:
Net income                                         $      5,108,657    $        619,580
Depreciation and amortization                               288,142              77,841
Loss on disposal of property and equipment                     --                  --
Accretion of discount on notes payable                         --                86,505
Deferred tax assets                                           8,029             (12,721)
Changes in assets and liabilities:
Trade accounts receivable                                (5,405,382)         (1,523,777)
Non-trade receivables                                       (99,868)           (433,383)
Advances to suppliers                                       152,181           1,148,183
Inventory                                                (2,618,835)         (1,433,501)
Trade accounts payable                                      354,002           1,725,177
Accounts payable related parties                               --               109,959
Accrued expenses                                             11,071              55,912
Taxes payable                                              (197,707)             28,751
Other payables                                              144,450            (475,013)
Advances from customers                                      31,586              14,933
                                                   ----------------    ----------------
Net Cash Used in Operating Activities                    (2,223,674)            (11,554)
                                                   ----------------    ----------------

Cash Flows from Investing Activities:
Capital expenditures                                       (169,508)            (14,597)
Net cash received in purchase of Subsidiary                    --               132,016
Proceeds from note receivable                                  --                11,336
                                                   ----------------    ----------------
Net Cash (Used) Provided by Investing Activities           (169,508)            128,755
                                                   ----------------    ----------------

Cash Flows from Financing Activities:
Payment of dividend payable                                    --               (65,818)
Proceeds from notes payable                               2,120,150                --
Proceeds from issuance of common stock                         --             3,509,698
                                                   ----------------    ----------------
Net Cash Proceeds from Financing Activities               2,120,150           3,443,880
                                                   ----------------    ----------------

Effect of Exchange Rate Changes in Cash                       5,199                --
                                                   ----------------    ----------------
Net Change in Cash                                         (267,833)          3,561,081
                                                   ----------------    ----------------

Cash and Cash Equivalents at Beginning of Period            461,220                   1
                                                   ----------------    ----------------
Cash and Cash Equivalents at End of Period         $        193,387    $      3,561,082
                                                   ----------------    ----------------

Supplemental Cash Flow Disclosures:
Cash paid for interest                             $         87,690    $           --
Cash paid for income taxes                         $        851,335    $           --
Non-cash Financing Activities:
Interest accrued on dividends payable              $         11,212    $           --

              See the accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. (the "Company") and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB report for the year ended December 31, 2005.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Pursuant to a written consent from stockholders received on March 15, 2006, the Company amended its articles of incorporation on May 1, 2006 to increase its authorized shares from 30,000,000 shares to 60,000,000 shares.

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (PRC). The marketing department is in Hainan Province and there are also nine offices with sales representatives in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. There were no dilutive common shares outstanding at September 30, 2006.

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

NOTE 3 - INVENTORY

Inventory consisted of the following:

                                  September 30, 2006     December 31, 2005
                                  ------------------     ------------------
Raw materials                     $        5,897,875     $        4,673,352
Work in process                              189,740                819,146
Finished goods                             2,464,422                292,698
  Total Inventory                 $        8,552,037     $        5,785,196

NOTE 4 - INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Helpson is receiving the tax benefits resulting from a reduced tax rate from 30% to 15%, and through the end of 2005, received a reduced tax of 7.5% as a result of operating in a developing economic area in the PRC.

NOTE 5 - NOTES PAYABLE

Short Term Notes Payable During the third quarter of 2006, the Company borrowed a total of $2,147,335 from a bank. The loans bear interest with a range of 6.14% to 6.45%, principal and accrued interest are due July 2007 and are collateralized by land use rights, machinery and equipment.

Short Term Notes Payable to Former Shareholders In January 2006, the Company converted its dividend payable of $4,304,371 into short-term notes bearing interest at a rate of 2.25% per annum. As of September 30, 2006 these notes and accrued interest remain outstanding.

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

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following discussion of China Pharma Holdings, Inc.'s ("China Pharma") financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included in this information statement.


FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with China Pharma's consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-QSB.

This filing contains forward-looking statements. The words "anticipated," "believe," "expect", "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect China Pharma management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond China Pharma's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

OVERVIEW

On June 16, 2005, Onny acquired all of the outstanding common shares of Helpson, a privately held Chinese joint venture, in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtained a business license in the PRC as a wholly foreign owned entity. The acquisition of Helpson was recognized as a business combination.

On October 19, 2005, Onny issued 10,000 preferred shares in exchange for $4,313,000 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares. Also on October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of the Company. The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of China Pharma and for the commitment by China Pharma to issue the original Onny common shareholder 4,723,056 common shares following an amendment of the China Pharma articles of incorporation increasing the number of common shares authorized to 60,000,000 shares. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of China Pharma.

China Pharma is primarily engaged in the research, development, manufacture, and marketing of pharmaceutical and nutritional supplements. We launched an anti-flu product named PuSenOK, which is the only anti flu medicine in the market mixed with pseudo ephedrine hydrochloride, that has a non-drowsy formula and a runny nose suppressant. We plan to expand our biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Neurotrophicpeptide, we will also launch a variety of biological medicines, including the brain peptide injection, injected hepatocyte growth-promoting factors, as well as new genetic medicines, rh-CNTF and rh-aFGF, which will give us a new growth following that of Neurotrophicpeptide.

Our products have been sold in more than 20 provinces, sovereignties, and autonomous regions around China. Our sales network covers approximately 16 sales offices and approximately 550 proxy agents. The main channels we use to deliver our products include: (1) Distribution system (Proxy Agency); (2) Direct sale system to hospitals; (3) Direct representation in clinic hospitals through medical representatives; and (4) Distribution of products to local medical companies through logistics companies.



Our recent business activities include:

Year 2005:  Helpson launched a new anti-flu medicine: PusenOK.

Year 2003:  Helpson gained GMP authentication.

Year 2003:  Helpson  named "the best  enterprise  for storing SARS  medicine" by
            Hainan Food and Drug Administration.

Year 2000:  Helpson  awarded as one of 50 best  enterprises  in Hainan by Hainan
            Economic and Trade Bureau and Hainan Statistical Bureau.



Product Buflomedil Hydrochloride (Raw material; injection; & troche)

- Received the best technology commercialization award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.

- Received the national key new products certificate in 2003 by the State Science and Technology Department, State Taxation Bureau, Ministry of Commerce, State Bureau of Quality Supervision, Inspection and Quarantine, and State Environmental Protection Bureau.

- Designated as the key technology project in Hainan in 2003 by Hai'kou Municipality

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual experience may differ from these estimates.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable - During the normal course of business, we keep unsecured credit to our customers and review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at the end of the period. We record an allowance for bad debts approximately 8% of our outstanding accounts receivable at the end of the period in accordance with generally accepted accounting principles in the PRC.

Intangibles - Under the Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," all goodwill and certain intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. Other intangible assets are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets."

Revenue Recognition - We recognize revenue when all four of the following criteria are met: (i) persuasive evidence has been received that there is an enforceable agreement; (ii) the products have been delivered or the services have been performed; (iii) the selling price is fixed or determinable; and
(iv) collectibility is reasonably assured.

Concentrations and Credit Risks - As all of the Company's operations are conducted in the PRC, and therefore our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the Chinese  government  has pursued  economic  reform  policies in the past, we cannot assure you that the Chinese government will continue to pursue such policies or that such policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affect China's political, economic and social conditions.

The Company's revenue are denominated in the PRC's currency of Renminbi ("CNY" or "(Y)"), which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

We could give no assurance that the Chinese government's pursuit of economic reforms will be consistent or effective.

Research and Development Costs - Research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development and having alternative future uses are classified as property and equipment and depreciated over their estimated useful lives.

Foreign Currency Translation - Our functional currency is the Chinese Yuan. Our financial statements are translated into United States dollars, using the exchange rates at the end of the period as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income. The quotation of the exchange rates does not imply free convertibility. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval by the People's Bank of China or other institutions requires us to submit a payment application form together with invoices, shipping documents and signed contracts.


Results of Operations

The following table sets forth our statements of operations for the nine months ended September 30, 2006, for the period from January 12, 2005 (date of inception) through September 30, 2005 and for the three months ended September 30, 2006 and 2005 in U.S. dollars.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                For the period
                                                                                               from January 12,
                                                                                                2005 (Date of
                                                                             For the nine         Inception)
                                           For the three months              months ended          through
                                            ended September 30,              September 30,       September 30,
                                   ----------------    ----------------    ----------------    ----------------
                                         2006                2005                2006                2005
                                   ----------------    ----------------    ----------------    ----------------
Revenue                            $      5,015,272    $      2,601,294    $     13,721,587    $      3,093,824
Cost of revenue                           2,521,205           1,617,399           7,151,898           1,942,393
                                   ----------------    ----------------    ----------------    ----------------

Gross profit                              2,494,067             983,895           6,569,689           1,151,431
                                   ----------------    ----------------    ----------------    ----------------

Operating expenses:
Selling expenses                             42,966              43,098             213,350              47,588
Research and development                    125,359                --               124,715                --
General and administrative                  100,650              77,346             333,654              35,772
Bad debt expense (recovery)                 152,142             169,229             (28,349)            230,881
                                   ----------------    ----------------    ----------------    ----------------
Total operating expenses                    421,117             289,673             643,370             314,241
                                   ----------------    ----------------    ----------------    ----------------

Income from operations                    2,072,950             694,222           5,926,319             837,190
                                   ----------------    ----------------    ----------------    ----------------

Non-operating income (expenses):
Interest income                                 408                 266                 588                 266
Interest expense                            (39,872)           (124,734)            (87,690)           (153,629)
                                   ----------------    ----------------    ----------------    ----------------
Total non-operating income
(expense)                                   (39,464)           (124,468)            (87,102)           (153,363)
                                   ----------------    ----------------    ----------------    ----------------

Income before taxes                       2,033,486             569,754           5,839,217             683,827
Income tax expense                         (326,621)            (54,726)           (730,560)            (64,247)
                                   ----------------    ----------------    ----------------    ----------------
Net income                         $      1,706,865    $        515,028    $      5,108,657    $        619,580
                                   ----------------    ----------------    ----------------    ----------------
Comprehensive income - foreign
currency translation adjustments             25,307                --               137,964                --
                                   ----------------    ----------------    ----------------    ----------------
Comprehensive income               $      1,732,172    $        515,028    $      5,246,621    $        619,580
                                   ----------------    ----------------    ----------------    ----------------

Basic and diluted earnings per
common share                       $           0.05    $           0.11    $           0.15    $           0.07
                                   ----------------    ----------------    ----------------    ----------------

Weighted-average common shares
outstanding                              34,723,056           4,731,413          34,723,056           9,377,713
                                   ----------------    ----------------    ----------------    ----------------

             See the accompanying notes to the unaudited condensed
                       consolidated financial statements.

Three Months Ended September 30, 2006 and 2005

Revenues for the three months ended September 30, 2006 were $5,015,272, an increase of $2,413,978, or 92.80%, from the revenue of $ 2,601,294 for the comparable period in 2005. The increase was primarily because a continuing market demand in featured products and a relative favorable pricing for the well-developed products compared to other ordinary medicines. Additionally, parts of products also present a rewarding performance in sales for a competitive price in the market.


Meanwhile, as the increase in sales, corresponding costs, both direct and indirect costs have also been growing. Cost of revenue for the three months ended September 30, 2006 was $2,521,205, an increase of $903,806, or 55.88%, from $1,617,399 for the comparable period in 2005. Gross profit for the three months ended September 30, 2006 was $2,494,067, an increase of $1,510,172, or 153%, from $983,895 for the comparable period in 2005. In general, with the increase of marketability for most of products, including new products introduced in the Company, gross margin has also been increasing accordingly.


With the increase in revenue, the Company makes effort to realize a better budget of all related expenses. The selling expenses were $ 42,966 for the three months ended September 30, 2006, a slight decrease of $132 from $ 43,098 for the comparable period in 2005. Research and development (R&D) expenses were $125,359 for the three months ended September 30, 2006 which was mainly for the payment of clinical trial achievement by other R&D institutes. General and administrative expenses were $252,792 for the three months ended September 30, 2006, an increase of $6,217 from $246,575 for the comparable period in 2005.


Income tax expenses were $326,621 for the three month ended September 30, 2006 compared with $54,726 for corresponding period in 2005. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Because Helpson is in its first five years of operations, it received tax benefits resulting from a reduced tax rate from 30% to 15% as a result of operating in a developing economic area in the PRC.


Generally, as the growth of sales and a satisfactory control of costs and related expenses, net income for the three months ended September 30, 2006 was $1,706,865, an increase of $1,191,837 from $515,028 for the comparable period in 2005.

                           China Pharma Holdings Inc.

          Unaudited Condensed Consolidated Pro-forma Income Statements
                  For the Nine Months Ended September 30, 2005


Revenues                                                            $ 8,539,578
Cost of revenues                                                      5,272,156
--------------------------------------------------------------------------------
Gross profit                                                          3,267,422
--------------------------------------------------------------------------------

Operating expenses
  Selling expenses                                                       86,894
  General and administrative                                            618,695
--------------------------------------------------------------------------------
Total operating expenses                                                705,589
--------------------------------------------------------------------------------

Income from operations                                                2,561,833
--------------------------------------------------------------------------------

Non-operating income (expense)
  Interest income                                                           671
  Interest expense                                                     (313,482)
  Other income                                                          220,763
--------------------------------------------------------------------------------
Non-operating income (expense)                                          (92,048)
--------------------------------------------------------------------------------

  Income before taxes                                                 2,469,785
Income tax expense                                                     (166,635)
--------------------------------------------------------------------------------

Net income                                                          $ 2,303,150
--------------------------------------------------------------------------------



For the nine months ended September 30, 2006 and Pro Forma September 30, 2005


With large increase of sales in some classical medicines, particularly, the products of AFGF, Roxithromycin dispersible tablets and Gastrodin Injection have predominantly accounted over 10% in total. Revenues for the nine months ended September 30, 2006 were $13,721,587, an increase of $5,182,009, or 60.68 %, from the revenue of approximately $8,539,578 the comparable period in 2005. This is because new products have entered into market quickly this year. The above new products primarily include Gastrodin injection and Pesudophedrine Hydrochloride (or PuSenOK (TM)). Secondly, the distribution network has spread over the majority of provinces in China. Finally, increased output of products ensured a significant improvement in sales since the manufacturing capacity in Company has expanded.

Meanwhile, as the increase of sales, the cost of revenue for the nine months ended September 30, 2006 was approximately $7,151,898, an increase of approximately $1,879,742, or 35.65%, from $ 5,272,156 for the nine months ended September 30, 2005. Our gross margin for the nine months ended September 30, 2006 was 47.88% as compared with 38.26% for the nine months ended September 30, 2005, mostly for the distribution of new products to market. Those new products are of high gross margin comparatively.

Research and development expenses were approximately $125,359 for the nine months ended September 30, 2006; comparatively, there was no R&D expenses for the nine months ended September 30, 2005. The increase in the R&D expenditure for new products was due to the Company's gradual strengthened ability in self-production of new products in additional to the purchase of outside R&D technology.

Selling expenses were approximately $213,350 for the nine months ended September 30, 2006, an increase of $126,456, or 145.52%, from $86,894 for the nine months ended September 30, 2005. General and administrative expenses were $ 333,654 for the nine months ended September 30, 2006, a decrease of $285,041, or 46.07%, from $ 618,695 for the nine months ended September 30, 2005. Since major customers of the Company are hospitals and most of the products of the Company are distributed through agents, the selling expenses were lower than the industry average level against the revenue realized in total. The reason for the decrease of general and administrative expenses is mainly because the Company expects to better manage their ordinary operating outlays while expanding business scale.

Non-operating incomes/expenses include interest income and interest expense and other income/expenses of $(87,102) for the nine months ended September 30, 2006. It was $(92,048) for the nine months ended September 30, 2005. The major reason for the increase was partially as the increase in the interest expense for the nine months ended September 30, 2006.

In the nine months ended September 30, 2006 we had a credit for income taxes of $730,560, which resulted from income tax after benefiting from preferential income tax rate.

As the foregoing analysis, our net income increase from $ 2,303,150 for the nine months ended September 30, 2005 to $ 5,108,657 for the nine months ended September 30, 2006. In the nine months ended September 30, 2006 we also had a foreign currency translation adjustment of $137,964 which resulted in comprehensive income of $5,246,621 as a consequence.


Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $193,390, which decreased by 58.06% compared to the ending balance as of December 31, 2005 of $461,220. We have historically financed our business operations through equity financing. During the nine months ended September 30, 2006, the Company borrowed $2,120,150.

Net cash used for operating activities for the nine months ended September 30, 2006 totaled $2,223,674 as compared to $449,095 for the period ended December 31, 2005. The large increase in net cash used for operating activities was primarily the result of the significant increase in inventory and trade account receivables during the first nine months and the three months as of September 30, 2006. The relatively higher storage was for prudential purpose due to a specific location of the Company, where is in Hainan Province. Meanwhile, as for pharmaceutical industry, there is normally a credit period for collection, so the trade account receivables have increased with the increase in sales. But the Company is timely to make payment on purchase of raw material and accordingly, the net cash used for operating activities increased.

Net cash utilized for investing activities for the nine months ended September 30, 2006 amounted to $169,508 compared to $341,522 net cash outflow for the period ended December 31, 2005. The net cash used was primarily as the result of capital expenditures for the nine months ended September 30, 2006.

Net cash used for financing activities during the nine months of 2006 was $2,120,150, which was on proceeds from notes payable in total, compared to $1,248,727 for the period ended December 31, 2005. The major cash used for financing activities for the period ended December 31, 2005 was as a result of the proceeds from issuance of common stock, amounting to $7,804,175. For the nine month ended September 30, 2006, there were no proceeds from issuance of common stock, but the Company has the proceeds from notes payable of $ 2,120,150.

As  of  September  30,  2006,  we  had  no  material   commitments  for  capital
expenditures other than for those expenditures incurred in an ordinary course of business.


Off-Balance Sheet Arrangements


The Company had no off-balance sheet arrangements.


Commitments

In January 2006, the Company converted its dividend payable of $4,304,371 into short-term notes bearing interest at the rate of 2.25% per annum.


Business Risk Analysis

1. External Risk.

In recent years, Chinese medical system reform has been occurring, resulting in the State Department establishment of a basic medical insurance system for the workers in cities and towns. Considering the social environment and the governmental policy in pharmaceutical industry in PRC, a higher speed in growth of sales can be expected due to a kind of regional protectionism in the industry, somehow. However, competition would also be intensive across the industry overall. Currently, company's existing products are competitive in market and possess potential growth power in its existing products and topic selection, however, from a long-term perspective, some major western medicine producers are also dedicating into the Chinese market share. These will make the company face intensive competition in this natural herb product market.

2. Operation Risk

One of the major uncertainties in the Company is the purchase of raw materials. Raw material is primarily affected by the geographical environment in Hainan Province. As it takes quite a long way for transportation, in order for the need of production, the Company has to store appropriate amount of inventory upon according inventory budget. In addition, partial raw material needs to be specifically ordered, so relatively higher storage for prudential purpose. Meanwhile, since the increasing volume in sales, the Company needs to store large volume of packaging material, so as to meet the needs of production and sales.

3. Foreign Currency Risk

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of exchange rate fluctuation would inevitably to be considered to be material to our business operations.

All of our revenues and expenses are denominated in Renminbi. But we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there could be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from its operations in the PRC.


New Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151 "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("FAS 151"). FAS 151 is applicable for Inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company does not believe the adoption of the standard will have a material impact on the Company upon adoption in 2006 as the Company has historically expensed such costs as incurred.

Management's Objective
Generally, the Company is dedicating to achieve sustainable profits growth. Our management operates the business orientated by relevant strategic principles which have been proven successful over periods. Sufficiently exploring the potential in pharmaceutical field is the key to success. Our Company also takes concerns on corporate governance as a modern enterprise improvement. Our Company will establish a more systematic and ever-lasting process on internal control for our prospective development and to create benefits for our shareholders.

Item 3 - Control and Procedures

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

Currently, we are in the process of revising the internal control and procedures.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

None.

Item 3 - Defaults upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)  Exhibits

     10.1* - Employment Agreement between Helpson and Zhilin Li

     10.2* - Employment Agreement between Helpson and Xinhua Wu

     10.3* - Employment Agreement between Helpson and Jian Yang

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

     * which have been incorporated by reference to the exhibits to the SB-2/A filed on December 23, 2005, however, typo errors regarding the annual salary were inadvertently made on that employment agreements. Therefore, the correct versions are filed here within.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



China Pharma Holdings, Inc.

Dated: November 8, 2006                                 By: /s/ Zhilin Li
                                                        ------------------------
                                                        Zhilin Li
                                                        Chief Executive Officer,
                                                        President and Director


Dated: November 8, 2006                                 By: /s/ Xinhua Wu
                                                        ------------------------
                                                        Xinhua Wu
                                                        Chief Financial Officer,
                                                        and Director