Form 10KSB
period 2006-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2007-03-28
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



               Delaware                                        73-1564807
----------------------------------------             ---------------------------
     (State or Other Jurisdiction                     (I.R.S. Employer I.D. No.)
    incorporation or organization)


       2nd  Floor, No. 17, Jinpan Road,                      570216
        Haikou, Hainan Province, China
------------------------------------------------     ---------------------------
   (Address of principal executive offices)                 (Zip Code)


       Issuer's telephone number                     0086-898-66811730 (China)
                                                     ---------------------------

       Securities registered under Section 12(b) of the Exchange Act: None

          Securities registered under Section 12(g) ofthe Exchange Act:

                         Common stock, $0.001 par value
       -------------------------------------------------------------------

     Check whether the issuer has (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ].

     The issuer's revenue for the fiscal year ended December 31, 2006 was $21,843,262.

     11,950,553 shares held by non-affiliates had an aggregate market value of $ 21,391,489.87 as of March 26, 2007, Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purpose.

     As of March 26, 2007, there were 37,228,938 shares of Common Stock issued and outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

EXHIBITS incorporates by reference certain information which has been filed with the Securities and Exchange Commission.

Transitional Small Business Disclosure Format: Yes No X

                           China Pharma Holdings, Inc.
                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1 Description of Business                                                 4
Item 2 Description of Property                                                35
Item 3 Legal Proceedings                                                      35
Item 4 Submission of Matters to a Vote of Security Holders                    36

Part II

Item 5 Market for Company's Common Stock and Related Stockholders Matters     36
Item 6 Management's Discussion and Analysis or Plan of Operation              37
Item 7 Financial Statements                                                   51
Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures                                                  51
Item 8A Controls and Procedures                                               51

Part III

Item 9 Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act                      51
Item 10 Executive Compensation                                                54
Item 11 Security  Ownership  of Certain  Beneficial  Owners and
        Management and Related Stockholder Matters                            56
Item 12 Certain Relationships and Related Transactions                        56
Item 13 Exhibits                                                              57
Item 14 Principal Accountant Fees and Services Signatures                     58

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

Item 1 - Description of Business

Overview

China Pharma Holdings, Inc. (formerly, TS Electronics, Inc. and prior thereto, Softstone, Inc.) was incorporated on January 28, 1999, pursuant to the provisions of the General Corporation Act of the State of Delaware. On May 31, 1999, we merged with Soft Stone Building Products, Inc., an Oklahoma corporation that was a predecessor to our Company's business. Our initial business operations were conducted at 620 Dallas Drive, Denton TX, 76205. On February 1, 2000, we moved our offices and facilities to Ardmore, OK. In June 2002, we moved our office facilities to Pottsboro, TX. On August 13, 2003, we changed our name to TS Electronics, Inc. On March 15, 2006, we changed our name from TS Electronics, Inc. to China Pharma Holdings, Inc.

Our focus initially was solely on realizing the commercial benefits of a process developed and patented by our first president, Frederick Parker. This process converted waste tires into useful products. We were not successful in promoting this business, wrote off all assets associated with the business and shifted our attention to the commercial possibilities of a then, newly discovered devulcanization process to which we acquired a 5.5 year exclusive license for the Western Hemisphere. In addition, we entered into the business of importing hard-to-find and specialty crumb rubber. We were also not successful in these endeavors and have abandoned all efforts regarding these pursuits.

Effective August 11, 2004, the Company entered into a Stock Exchange Agreement with Hou Xiao, the sole stockholder of China ESCO Holdings Limited ("China ESCO"), a company organized in the Hong Kong Special Administration Region in the People's Republic of China (the "PRC") and its wholly owned operating subsidiary, AsiaNet PE Systems Limited. China ESCO was engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

The consummation of the transaction with China ESCO was subject to a number of conditions, including receipt by us of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. In January 2005, we declared China ESCO to be in material breach of the agreement and rescinded the agreement.

Effective February 8, 2005, we executed a Letter of Intent with Osage Energy Company, LLC ("Osage") whereby Osage would acquire 90% of the equity interests of the Company. This transaction was never consummated by the parties. The Company had no operations or significant assets from the quarter ended December 31, 2004 until May 2005.

On May 11, 2005, we sold to Halter Financial Group, Inc., in a private placement, 1,875,045 shares of common stock at a purchase price of $0.1066641 per share, pursuant to the terms of a Stock Purchase Agreement (the "Purchase Agreement"). The private placement was exempt from the registration requirements of the Securities Act, in reliance upon Section 4(2) thereunder. As a result of the purchase, Halter Financial Group, Inc. became our controlling stockholder, owning approximately 75% of our issued and outstanding shares of common stock.

Immediately subsequent to, and as a result of, the closing of the transactions contemplated by the Purchase Agreement, Gene F. Boyd, Keith P. Boyd, Fredrick W. Parker and Leo G. Templer resigned as officers and directors, as applicable, of the Company. Timothy P. Halter was concurrently appointed as a member of the Board of Directors, and Mr. Halter was elected as President, Chief Accounting Officer and Secretary of the Company.

On October 19, 2005 we entered into a Securities Exchange Agreement (the "Exchange Agreement") with Onny Investment Limited, a British Virgin Islands company, and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Onny from said stockholders in exchange for 27,499,940 shares of our common stock. Upon the closing of the exchange transaction (the "Exchange Transaction"), Onny became the wholly owned subsidiary of our Company. The Exchange Agreement also provides that, upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase its authorized capital stock, the Company shall issue to Heung Mei Tsui, the principal stockholder of Onny, an additional 4,723,056 shares of common stock (the "Post Closing Shares") to which she would otherwise have been entitled if the Company had enough authorized shares as of the closing of the Exchange Transaction.

Immediately prior to the closing of the Exchange Transaction, Onny completed a private placement (the "Onny Offering") of its convertible preferred stock to 46 accredited investors. The Onny Offering raised gross proceeds of $5,000,000. Additionally, immediately prior to the Exchange Transaction, participants in the Onny Offering exchanged their preferred shares for an aggregate of 10,000 shares of Onny's common stock. Participants in the Onny Offering then participated in the Exchange Transaction by exchanging such 10,000 shares of common stock for 6,944,619 shares of our common stock.

On March 15, 2006, the Company amended its Certificate of Incorporation to increase its authorized capital stock from 30,000,000 to 60,000,000 shares and filed the Information Statement in accordance with Section 14 of the Exchange Act. On May 16, 2006, the Company issued to Heung Mei Tsui an additional 4,723,056 shares of common stock as provided in the Exchange Agreement. Upon the issuance of the Post Closing Shares, Ms. Tsui holds 25,278,385 shares or approximately 72.8% of the issued and outstanding common stock of the Company.

On July 24, 2006, Zhilin Li, Heung Mei Tsui and the Company entered into that certain Stock Transfer Agreement, as amended on November 24, 2006, pursuant to which Heung Mei Tsui transferred 10,000,000 shares of her personal holdings of the Company's common stock to Zhilin Li in exchange for a sublicense to a patent held by a third party, which is licensed to Ms. Li. After the aforementioned stock transfer, Ms. Tsui holds 15,278,385 shares or 44% of the total outstanding shares of our common stock. Ms. Li holds 10,000,000 shares or 28.8% of the total outstanding shares of our common stock.

On February 1, 2007, we completed an offering pursuant to a Subscription and Registration Rights Agreement ("Agreement") with 17 accredited investors ("Investors") in connection with a private placement of 2,505,882 shares of the Company's common stock at $1.7 per share (the "Private Placement"). Pursuant to the Agreement, the Investors also received three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock at $2.38 per share. Pursuant to the transaction on February 1, 2007, we received the subscription proceeds in the aggregate amount of $4,259,899.90. The net proceeds, after deduction of related expenses, amounted to $3,814,642.34.

Onny

Onny Investment Limited ("Onny") was incorporated on January 12, 2005 under the laws of the British Virgin Islands. At the time of incorporation, Onny's authorized capital was $50,000 and there were 50,000 shares of one class and one series of capital stock, $1.00 par value, issued and outstanding. Heung Mei Tsui was, at the time of incorporation, the sole stockholder and director of Onny. On July 6, 2005, Onny adopted a sole stockholder's resolution and a sole director's resolution that resolved to change Onny's authorized capital to $50,000 divided into 4,000,000 ordinary shares of capital stock, $0.01 par value, and 100 preferred shares of capital stock, $100 par value. On August 18, 2005, Onny increased its authorized capital to $5,000,000 divided into 40,000 ordinary shares of capital stock, $100.00 par value, and 10,000 preferred shares, $100.00 par value. As of the date of this Form 10-KSB, there are 39,700 ordinary shares issued and outstanding, all of which are held by the Company. No preferred shares of Onny are currently issued and outstanding.

On May 25, 2005, Onny acquired all the equity interests in Hainan Helpson Medicine and Bio-Technology Co. Ltd. in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtains a business license in the PRC as a wholly foreign owned entity. Effective as of June 21, 2005, Onny became the sole stockholder of Helpson, and Helpson became a wholly foreign-owned enterprise as defined by PRC law.

On October 19, 2005, Onny completed the Onny Offering. Under the terms of the Onny Offering, Heung Mei Tsui agreed to escrow 6,944,611 shares of the Company's common stock that she received as a result of the Exchange Transaction. These shares represent 20% of the Company's issued and outstanding common stock immediately following the closing of the Exchange Transaction (the "Make Good Shares"), so that in the event that actual net income set forth in the consolidated financial statements of the Company for the fiscal year ending December 31, 2006 ("NI") does not reflect $8 million of net income (the "Guaranteed NI"), the Make Good Shares can be distributed on a pro rata basis to the participants of the Onny Offering in accordance with the following formula:

        Make Good Shares = ((Guaranteed NI - NI) / $8m) X Make Good Pool

If required, the Make Good Shares will be delivered to participants in the Onny Offering within ten (10) business days of the date the audit report for the period is filed with the SEC.

Additionally, in connection with the Onny Offering, Heung Mei Tsui escrowed 277,785 shares of the Company's common stock that she received as a result of the Exchange Transaction, which shares represent 0.8% of the Company's issued and outstanding common stock immediately following the closing of the Exchange Transaction (the "HFG Make Good Pool"), so that in the event the Company does not achieve the Guaranteed NI, the HFG Make Good Shares will be distributed to HFG International, Limited, an affiliate of Halter Financial Group, Inc., in accordance with the following formula:

    HFG Make Good Shares = ((Guaranteed NI - NI) / $8m) X HFG Make Good Pool

If required, the HFG Make Good Shares will be delivered within ten (10) business days of the date the audit report for the period is filed with the SEC.

Helpson

Hainan Helpson Medicine and Bio-Technology Co. Ltd. ("Helpson") is a foreign-invested enterprise established in Haikou, Hainan Province, PRC on February 25, 1993. Initially, its name was Hainan Fulin Biomedical Co., Ltd. and it changed to "Helpson" in 1999. The company was originally an "equity joint venture" as defined by China's laws on foreign invested enterprises. The two joint venturers were Haikou Biomedical Engineering Co., Ltd. ("Haikou
Biomedical"), a PRC company, and Hong Kong Fudao Development Co., Ltd. ("Fudao"), a Hong Kong company. Haikou Biomedical invested RMB 2,100,000 for a 70% share of Helpson, and Fudao invested $150,000 for a 30% share of Helpson.

On June 16, 2001, Fudao entered into an Equity Interest Transfer Agreement with Hainan Kaidi Science and Technology Co., Ltd., a PRC company ("Kaidi"). In accordance with the Equity Interest Transfer Agreement, Fudao transferred all of its 30% capital contribution in Helpson to Kaidi in consideration of RMB 2,780,000. As a result of the transfer, Haikou Biomedical continued to hold a 70% equity interest in Helpson, while Kaidi had a 30% equity interest in Helpson. Therefore, Helpson became a PRC domestic company, rather than a foreign-invested company.

Effective on December 26, 2003, Helpson issued new capital stock to Chengdu Huineng Biomedical Co., Ltd. ("Chengdu Bio") and Chongqing Chemical Medicine Holding Group ("Chongqing Chemical"). Chengdu Bio contributed RMB 3,000,000 for a 10.71% equity interest in Helpson and an additional RMB 3,000,000 for Helpson's capital common reserve fund, and Chongqing Chemical contributed RMB
5,000,000  for a  17.86%  equity  interest  in  Helpson  and an  additional  RMB
5,000,000 for Helpson's capital common reserve fund. After the issuance of shares, Helpson had four equity holders: Haikou Biomedical, a 50% equity interest; Kaidi, a 21.43% interest; Chengdu Bio, a 10.71% interest; and Chongqing Chemical, a 17.86% interest.

On March 8, 2005, Chongqing Chemical entered into an equity interest transfer agreement with Haikou Biomedical to transfer all of its equity interest in Helpson to Haikou Biomedical. Upon completion of the transfer, there remained only three equity holders of Helpson: Haikou Biomedical, which held a 67.86% equity interest; Kaidi, which held a 21.43% equity interest, and Chengdu Bio, which held a 10.71% equity interest.

As set forth above, on May 25, 2005, Haikou Biomedical, Kaidi and Chengdu Bio entered into an equity interest transfer agreement with Onny to transfer all their equity interests in Helpson to Onny. Effective as of June 21, 2005, Onny became the sole stockholder of Helpson, and Helpson became a wholly foreign-owned enterprise as defined by PRC law.

Upon the closing of the Exchange Transaction on October 19, 2005, we acquired all of the issued and outstanding shares of Onny in exchange for 27,499,940 shares of our common stock and became Onny's sole stockholder. As a result, as of October 19, 2005, Helpson became our wholly owned subsidiary.

As of July 4, 2006, Helpson increased its registered capital from RMB 28,000,000 to RMB 60,000,000 and changed its registered address from Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China to C09-2, Haikou Bonded Zone, Haikou, Hainan Province, PRC.

Since its establishment, Helpson has positioned itself in the research, development, manufacturing, and sales of a series of bio-pharmaceutical products. Helpson's products focus primarily on genetic engineering, bioengineering and peptidergic medicine, as well as chemical medicinal products.


Principal Products and Services
-------------------------------

Helpson's primary business is the manufacturing, marketing and sales of pharmaceuticals. Helpson manufactures and markets products in three major categories: cardiovascular and cerebrovascular medicine, raw materials for surface wound, and anti-infection medicine.

At present, Helpson is manufacturing a total of 17 drugs, among which the following four kinds of medicines have received new drug certifications:

* Buflomedil Hydrocholoride tablets, Buflomedil Hydrocholoride for injections, Buflomedil Hydrocholoride injections, Buflomedil frozen powder aricula and raw materials: Buflomedil Hydrochloride: Used in peripheral blood vessel disease, intermission walk lamely Renaud syndrome, blood vessel convulsion, etc., vascular dementia

*    Naprooxen  Sodium  and  Pseudophedrine   Hydrochloride   Sustained  Release
     Tablets: anti-flu medicine in the market mixed with pseudoephederine hydrochloride with a non-drowsy formula and a runny nose suppressant which temporarily relieves cold, sinus and flu symptoms.

* Roxithramycin dispersible tablets: Pharyngitis and tonsillitis caused by the suppurative chain coccus, nasal sinusitis, otitis media, acute bronchitis, chronic bronchitis due to the acute sensitive funguses break out, pneumonia mycoplasma or pneumonia due to the original body of pneumonia chlamyiae; Urethritis that the original body of chlamyiae of trachoma causes and palace neck inflammation; bacterial infection of the soft tissue of skin.

* Cefaclor dispersible tablets: Used in otitis media, when the airway is infected, the urethra is infected, or skin and skin tissue are infected.

In addition to the above new medicines, Helpson is manufacturing the following medicines:

* Gastrodin Injection: Used in neurasthenia, neurasthenia syndrome and traumatic syndrome of the brain; Vertigo; Neuralgia; Headache; etc.

* Hepatocyte Growth-promoting Factor for Injection: Used to assist and treat various heavy-duty virus hepatitis (acute, subnormal temperature, and chronic serious disease in the early or middle stage of hepatitis)

* Propylgallate for Injection: Used for preventing and treating cerebral thrombosis, coronary heart disease, and complication after the surgery - thrombus deep phlebitis, etc.

* Ozagrel Sodium for Injection: Used to treat acute cerebral infarction and kinesipathy accompanied by cerebral infarction.

*    Alginic Sodium Diester Injection:  Used in ischemic heart,  cerebrovascular
     diseases   (cerebral   thrombosis,   cerebral   embolism,   coronary  heart
     disease,etc.) and high lipoprotein blood disease

* Granisetron Hydrochloride Injection: Post-Operative Nausea and Vomiting, Prevention of Cancer Chemotherapy-Induced Nausea and Vomiting, Prevention of Post-Operative Nausea and Vomiting

* Cerebroprotein Hydroloysate Injection: For the improvement of the symptom of sequela of craniocerebral traumatism and cerebrovascular diseases accompanied by memory decline and attention deficit disorder.

* Cefaclor dispersible tablets: Used in otitis media, when the airway is infected, the urethra is infected, or skin and skin tissue are infected.

* Clarthromycin Granules and Clarthromycin Capsules: Suitable for nasopharynx that is infected by one carat of mould plain sensitive mushrooms, airway infection, soft skin tissue infection, otitis media acuta, primary atypical pneumonia, urethritis and cervicitis caused by chlamydia trachomatis,. Used in legion fungus infections or is jointly used in the treatment of the bacillus of mycobacterium avium was infected, spiral shell's bacillus of pylorus infected with other medicines.

*    Chuanxinlian Tablets: Clears away heat and detoxifies, is antibacterial and
     diminishes  inflammation.   Used  in  upper  airway  infection,   bacillary
     dysentery.

* Thymopolypetides Injection: Use for treating various primary or secondary T cell defective disease, immune system diseases, assists and treats the diseases and tumors of various cells with low immunological function.

* Cefalexin Capsules: Suitable for acute tonsillitis due to the sensitive funguses, airway infection, urine infections, or infections of the angina, otitis media, nasal sinusitis, bronchitis, pneumonia, etc. and when the skin soft tissue is infected

* Haizhu Oral Liquid: Chinese traditional medicine used in supplementary treatment of high lipoprotein blood disease.

In addition, Helpson's products include a Recombinant Human Ciliary Neuotrophic Factor, which is used as a raw material for cosmetics and has the function of wound repairing, including damages caused by ultraviolet ray, acne, analeptic organized by the skin, or citric acid.

There are 20 drugs undergoing research and development including Hugan Keli, Troxerutin and Cerebroprotein Hydrolysate for Injection,Yimaikang Capsule, Bumetnide for Injection, Tiopronin, Omeprazole for Injection, Ceftriaxone Sodium and Tazobactam Sodium, Donepezil Dispersible Tablets, Mycophenolate Mofetil Granules, Cattle Encephalon Glycoside and Ignotin, ClindamycinPhosphate for Injection, Thymopetidum for Injection, Compand Diclofenac Sodium Injection, ShengQing Pian, rhCNTF, Pioglitazone HCL + metformin HCL, ACTOplus, Xinlin Tablets, Xinlin Oral Solution, rhaFGF and Cefprozil Tablets.

Due to the nature of the biotechnology and pharmaceutical industries, the Company continually strives to change its product portfolio to respond to changes in market demand. Helpson traditionally focused on R&D and marketing of cardiovascular and cerebrovascular medicine medicines. Recently, Helpson launched PuSenOK, an anti-flu medicine in the market mixed with pseudoephederine hydrochloride that has a non-drowsy formula and a runny nose suppressant. Helpson's PuSenOK has passed clinical experiments and entered the trial production stage, and has been awarded the new medicine certificate.

Helpson also plans to expand its biotechnology product series. Based upon the foundation established by Helpson's Neurotrophicpeptide, Helpson will launch several additional biological medicines, including brain peptide injections, and injected Hepatocyte Growth-promoting Factors.

Helpson adjusts the delivery system and marketing for each of its products based on the product's target patient group. Maintaining a variety of delivery systems (e.g. tablet, injection, powder, etc.) targeted for different groups enhances Helpson's competitive position in the market. Helpson's present types of delivery include covered tablet, capsule, troche, oral fluid, injection, frozen powder, acicula, and germ-free powder acicula.

Principal Markets
-----------------

The principal markets of Helpson lie within China. China has the world's largest population of nearly 1.3 billion people. The pharmaceutical industry accounts
for        approximately        3%       of       China's       annual       GDP
(Source:http://www.chinability.com/2004%20economic%20performance.htm).  In 2004,
PRC's pharmaceutical industry realized sales of RMB347.6 billion ($44.56 billion) and net profits of RMB30.64 billion ($3.93 billion); a 17.44% increase in realized sales and 11.74% increase in net profits from the previous year (Source:http://www.chinapharm.com.cn). According to a Chinese government report, China's pharmaceutical sales in 2005 are expected to be approximately RMB 376.6billion ($ 48.28 billion), growing 17% from the previous year (Source:http://www.biotech.org.cn/news/news/show.php ?id=21470). It is estimated that China's pharmaceutical industry will maintain at least a 12%-15% growth rate through the year 2010 (Source: http://www.511511. com/A1/200501/A100000391720050104093750375.shtml).

The predicted growth is based upon the relaxation of trade barriers following China's accession to the World Trade Organization,advances in China's economy, and China's large, aging population.

Detailed Market Sectors
-----------------------

Reepitheliazation/Wound rehabilitation medications: These products belong to a new and advanced classification of drugs used to speed the rehabilitation of a wide variety of wounds ranging from lacerations and burns to injuries sustained during childbirth and surgery. Cardiovascular & Cerebrovascular Disease medications: Cardiovascular & cerebrovascular diseases have become increasingly common and have a serious impact on people's health. The SFDA estimated the market share in 2003 of these two medicines in the PRC to be 14.36% of the $5.1
billion          (RMB42.2           billion)          market.           (Source:
http://www.specc.com.cn/hydt/ShowHydt.aspx?id=121 )

Over-the-Counter Cold & Flu medicines: In 2003, the OTC medicine market capacity in the PRC was approximately US$3.6 billion, (Source: http://www.cnm21.com/xinwen2/ 041028_007.htm) with cold & flu medicines having a
market                 of                 RMB2.5billion                 (Source:
http://www.fx120.net/ypsj/ypsc/scfx/200406101631184449.htm ). The sales of such medicines make up 8.3% of total Over-the-Counter medicine retail sales.

Anti-infection medicines: In the past few years, Anti-bacterial medicines have become the best selling drugs within the PRC while also maintaining a growth rate of 20%. In 2001, the sales reached roughly RMB30 billion (approximately $3.85 billion); in 2003, the sales reached more than RMB40 billion (approximately $5.13 billion), achieving a 30% market share. (Source: SFDA Prospectus of Zhejiang Jingxin Pharmaceutical Co., Ltd.).

Distribution
------------

As of December 31, 2006, Helpson's products were sold in 29 provinces, sovereignties, and autonomous regions. Helpson has 16 sales offices and approximately 550 proxy agents in China.

Helpson uses a flat distribution channel system of independent regional distributors. In a typical distribution contract, a distributor will be provided with certain sales targets for a particular period according to a set retail price. If the distributor completes the sales task within the prescribed period, the agent distributor will be given greater economic incentives and future distribution opportunities. If the distributor fails to complete the sales task within the prescribed period, Helpson will cancel its contract with the distributor and sign with other competent distributors. Helpson also signs reselling contracts with franchise drug companies for the distribution of its products. The franchise drug company, as a reseller, resells the Company's products to local hospitals, drug stores, and other channel distributors. In addition, Helpson sells its products directly to hospitals and retail drugstores.


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

The pharmaceutical industry in China is fragmented with many drug manufacturers. According to the SFDA-reported statistics, in July of 2004, there were 5071 manufacturing pharmaceutical companies (not including companies producing traditional Chinese medicinal film, medical oxygen, reagent of in-vitro diagnosis or supplementary materials). The total market share of the top 10 biggest companies was about 42%, compared to 66% in the US. (Source: SFDA (pound) Prospectus of Zhejiang Jingxin Pharmaceutical Co., Ltd.)

Competition in the pharmaceutical industry is reduced by barriers to entry. A company wishing to enter the industry must comply with the standards and regulations set forth by the government. In the PRC, the SFDA is the authority that monitors and supervises the administration of the pharmaceutical industry including pharmaceutical products, medical appliances, and equipment. Pharmaceutical manufacturing enterprises must obtain a Pharmaceutical Manufacturing Enterprise Permit issued by the relevant pharmaceutical administrative authorities and relevant health departments at the provincial level where the enterprise is located. Furthermore, all pharmaceutical products produced in the PRC, with the exception of Chinese herbal medicines in soluble form, must bear a registered number approved by the appropriate governmental authorities in the PRC. Lastly, in accordance with the World Health Organization, the PRC now requires compliance with GMP standards in pharmaceutical production in order to minimize the risks involved in any pharmaceutical production that cannot be eliminated through testing final products. As the regulatory approval process becomes more stringent, it also increases the barriers to entering the market.

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

Employees

As of December 31, 2006, The Company had 123 regular employees. Helpson was also aided by the efforts of a 54 member outside sales and marketing team.


Risk Factors

                   RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WITHIN THE NEXT TWELVE MONTHS TO FUND OUR OPERATIONS AND FAILURE TO RAISE ADDITIONAL CAPITAL MAY FORCE US TO DELAY, REDUCE, OR ELMINATE OUR PRODUCT DEVELOPMENT PROGRAMS

Due to the large amount of funds required for research and development and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by large and slow receivable turnovers, which signifies that we will need more working capital as our revenues increase. We have traditionally been committed to biomedical R&D, and are now developing traditional chemical medicines within specific market segments such as those of anti-flu and anti-infection. It is likely that we will need to raise additional capital within the next twelve months. Additional capital may be needed for the development of new products or product lines, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs and have a material adverse effect on our profitability.

WE RELY ON A FEW SUPPLIERS AND ANY DISRUPTION WITH OUR SUPPLIERS COULD DELAY PRODUCT SHIPMENTS AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND PROFITABILITY

We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. Purchases from our largest supplier, Hainan Xinxin Biotechnology Company, as of December 31, 2006, accounted for approximately 44.42% of the total purchases of our Company. Purchases from our second-to-largest supplier, Sichuang Chengxin Pharmaceutical Company, December 31, 2006, accounted for approximately 33.65% of our total purchases. Although we believe that alternative suppliers are available to supply materials, should either of these suppliers terminate their business arrangements with us or increase their prices of materials supplied, it could delay product shipments and materially adversely affect our business operations and profitability.

IF ALL OR A SIGNIFICANT PORTION OF OUR TRADE RECIEVABLES ARE NOT COLLECTED OR COLLECTION IS DELAYED, OUR NET INCOME WILL DECREASE AND OUR PROFITABILITY WILL BE MATERIALLY ADVERSELY AFFECTED

Our Company had trade receivables, net of allowance for doubtful accounts, of approximately $5,709,762 ($1,412,353 for doubtful accounts) and $12,101,979 ($1,562,494 for doubtful accounts) as of December 31, 2005 and 2006, respectively. During the years ending December 31, 2005 and 2006, our customers' turnover periods were approximately 116 days and 199, respectively.

It is usual commercial practice that certain customers may repay their debts beyond credit periods granted or may repay slowly when transaction volume increases. There is no assurance that our trade receivables will be fully repaid on a timely basis. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 50 % after 360 days; and 7.5% up to 360 days.

If all or a significant portion of our customers with trade receivables fail to pay all or part of the trade receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be materially adversely affected.

WE MAY UNDERTAKE ACQUISITIONS IN THE FUTURE, AND ANY DIFFICULTIES IN INTEGRATING THESE ACQUISITIONS MAY DAMAGE OUR PROFITABILITY

In the future, we may acquire additional businesses or products that complement our existing business and expand our business scale. The integration of new businesses and products may prove to be an expensive and time consuming procedure. We can offer no assurance that we will be able to successfully integrate the newly acquired businesses and products or operate the acquired business in a profitable manner. Failure to locate an appropriate acquisition target or failure to successfully integrate and operate acquired businesses and products may materially adversely impact our operations and profits.

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OUR OPERATIONS

The rapid market growth of our pharmaceutical products may require our Company to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2006, we had 123 regular employees. The continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on the Company's profitability.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FIANANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company's success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Zhilin Li, Heqi Cai, and Yao Huang perform key functions in the operation of our Company. Ms. Li entered into an Employment Agreement with Helpson, which provides that she shall act as its CEO. The term of her Employment Agreement is from July 1, 2005, to June 30, 2010. Mr. Cai entered into an Employment Agreement with Helpson to act as its Director of Development Department for a term from July 1, 2005, to June 30, 2010. Ms. Huang entered into an Employment Agreement with Helpson to act as its Head of Pharmaceutical Plant for a term from July 1, 2005, to June 30, 2010. There can be no assurance that we will be able to retain these officers after the term of their employment or after their contracts expire. The loss of officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled, experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

IF WE FAIL TO DEVELOP NEW PRODUCTS WITH HIGH PROFIT MARGINS AND OUR HIGH PROFIT MARGIN PRODUCTS ARE REPLACED BY COMPETITOR'S PRODUCTS, THEN OUR GROSS AND NET PROFIT MARGINS WILL BE ADVERSELY AFFECTED

In the years ended December 31, 2005 and 2006, the gross profit margin for our Company was 51.9% and 46.2% respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, gross profit margins will be adversely affected.

WE FACE COMPETITION IN THE PHARMACEUTICAL MARKET IN THE PRC AND SUCH COMPETITION COULD CAUSE OUR SALES REVENUE AND PROFITS TO DECLINE

According to the State Food and Drug Administration of China (the "SFDA"), there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices certification ("GMP certification"). After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production. Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations. The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market. Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours. There can be no assurance that our products will be either more effective in their therapeutic abilities and/or be able to compete in price with that of our competitors. Failure to do either of these may result in decreased profits for our Company.

OUR SUCCESS IS HIGHLY DEPENDENT ON CONTINUALLY DEVELOPING NEW AND ADVANCED PRODUCTS, TECHNOLOGIES, AND PROCESSES AND FAILURE TO DO SO MAY CAUSE US TO LOSE OUR COMPETITIVENESS IN THE PHARMACEUTICAL INDUSTRY AND MAY CAUSE OUR PROFITS TO DECLINE

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies and processes. There is no assurance that our competitors' new products, technologies and processes will not render our Company's existing products obsolete or non-competitive. Our Company's competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. Our Company's failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

THE COMMERCIAL SUCCESS OF OUR PRODUCTS DEPENDS UPON THE DEGREE OF MARKET ACCEPTANCE AMONG THE MEDICAL COMMUNITY AND FAILURE TO ATTAIN MARKET ACCEPTANCE AMONG THE MEDICAL COMMUNICTY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATIONS AND PROFITABILITY

The commercial success of our products depends upon the degree of market acceptance among the medical community. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product's prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors including, but not limited to, the product's acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

THE DISCONTINUATION OF ANY PREFERENTIAL TAX TREATMENTS OR OTHER INCENTIVES CURRENTLY AVAILABLE TO US IN THE PRC COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Pursuant to the Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises promulgated in April, 1991 (the "Income Tax Law"), a foreign invested enterprise as defined under PRC laws shall pay 30% corporate income tax and 3% local income tax. Pursuant to the State Council's Regulations on Encouraging Investment in and Development of Hainan Island
promulgated in May, 1988, the corporate income tax for all companies incorporated in Hainan Province is reduced to 15%. As a foreign invested company incorporated in Hainan Province, currently, Helpson's corporate income tax liability is 15%. Pursuant to the Regulations on Foreign Investment in Hainan Special Economic Zone promulgated by Hainan Province in March, 1991 (the "Regulation on Foreign Investment"), all foreign invested enterprises incorporated in Hainan Province are exempted from paying the local income tax, which normally is 3% of the taxable income. Therefore, Helpson is completely exempted from paying any local income tax. Thus, the corporate income tax liability of Helpson is 15%.


According to the stipulation of Income Tax Law and Regulation on Foreign Investment, an enterprise with foreign investment of a production nature scheduled to operate for a period of not less than ten years shall, from the year of making profits, be exempt from corporate income tax in the first and second years and allowed a fifty percent reduction in the third to fifth years.

Helpson has obtained the approval for preferential corporate income tax treatment from Hainan State Administration of Taxation at the end of 2006 and has began to enjoy the preferential tax treatment. Therefore, Helpson shall be exempted from corporate income tax in the first and second years after it begins to make profit. Because the corporate income tax for all companies incorporated in Hainan province is reduced to 15% from the normal corporate income tax rate of 30%, Helpson, from the third to the fifth year after it begins to make profit, shall pay corporate income tax at the rate of half of 15%, or 7.5%.

However, on March 16, 2007, China's national congress approved Income Tax Law of the PRC for Enterprises ("New Income Tax Law"), which will be implemented on January 1, 2008. The New Income Tax Law unifies the enterprise income tax rate, cost deduction and tax incentive policies for both domestic and foreign invested enterprises. This new unified income tax law will increase tax rates on foreign invested enterprises and lower Chinese enterprises' rates to 25%. For current foreign invested enterprise, like us, the applicable tax rate will be moved up to 25% over a five-year grandfather period. We expect the measures to implement this grandfather period to be enacted by the PRC government in the coming months and we will make an assessment of what the impact of the New Income Tax Law is expected to be in the grandfather period. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO THE PRC'S PRICE CONTROL OF DRUGS WHICH MAY LIMIT OUR PROFITABILITY AND EVEN CAUSE US TO STOP MANUFACTURING CERTAIN PRODUCTS

The State Development and Reform Commission ("SDRC") of the PRC and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Although our products have not been subject to such price controls as of the date of this Form 10-KSB, there is no assurance that our products will remain unaffected by it. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

OUR CERTIFICATES, PERMITS, AND LICENSES ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL, AND THE FAILURE TO OBTAIN RENEWAL WOULD CAUSE ALL OR PART OF OUR

OPERATIONS TO BE SUSPENDED AND HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

Our Company is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Our Company has attained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in December 2005, which is valid through December 31, 2010. We also obtained three GMP certificates which are effective through July 17, 2008, December 2, 2009, February 2, 2010 and April 17, 2011, respectively. The pharmaceutical production permits and GMP certificates are each valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse affect on our financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

IF OUR PRODUCTS FAIL TO RECEIVE REGULATORY APPROVAL OR ARE SEVERELY LIMITED IN THE PRODUCTS SCOPE OF USE, THEN WE MAY BE UNABLE TO RECOUP CONSIDERABLE RESEARCH AND DEVELOPMENT EXPENDITURES ALREADY INCURRED

Our products that are approved to be manufactured as of December 31, 2006 include 17 medicines. There are 20 products in the stage of research and development as of December 31, 2006. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of resources not currently available; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

OUR RESEARCH AND DEVELOPMENT MAY BE COSTLY AND/OR UNTIMELY, AND THERE ARE NO ASSURANCES THAT OUR RESEARCH AND DEVELOPMENT WILL EITHER BE SUCCESSFUL OR

COMPLETED WITHIN THE ANTICIPATED TIMEFRAME, IF EVER AT ALL

The  research  and  development  of our  new and  existing  products  and  their subsequent commercialization plays an important role in our success. As of December 31, 2006, there are 20 products under research and development, including Hugan Keli, Troxerutin and Cerebroprotein Hydrolysate for Injection,Yimaikang Capsule, Bumetnide for Injection, Tiopronin, Omeprazole for Injection, Ceftriaxone Sodium and Tazobactam Sodium, Donepezil Dispersible Tablets, Mycophenolate Mofetil Granules, Cattle Encephalon Glycoside and Ignotin, ClindamycinPhosphate for Injection, Thymopetidum for Injection, Compand Diclofenac Sodium Injection, ShengQing Pian, rhCNTF, Pioglitazone HCL + metformin HCL, ACTOplus, Xinlin Tablets, Xinlin Oral Solution, rh_aFGF and Cefprozil Tablets. The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all. There are also no assurances that if the product is developed, that it will lead to successful commercialization.

WE CANNOT GUARANTEE THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, AND IF INFRINGEMENT OR COUNTERFEITING OF OUR INTELLECTUAL PROPERTY RIGHTS OCCURS, THEN OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED

To protect the brand names of our products, we have registered and applied for registration of our trademarks in the PRC, where we have a major business presence.

All of our products are sold under these trademarks. As of the date of this Form 10-KSB, we have not experienced any infringements of such trademarks for sales of pharmaceutical products, and as of the date of this Form 10-KSB, we were not aware of any infringement of our intellectual property rights. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED AS A RESULT OF PRODUCT LIABILITY OR DEFECTIVE PRODUCTS

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

WE RELY ON THE COOPERATION WITH CERTAIN RESEARCH LABORATORIES, PHARMACEUTICAL INSITITUIONS, AND UNIVERSITIES, AND IF THESE INSTITUTIONS CEASE TO COOPERATE WITH US AND WE CANNOT FIND OTHER SUITABLE SUBSTITUTE RESEARCH AND DEVELOPMENT PARTNERS, THEN OUR ABILITY TO DEVELOP NEW PRODUCTS MAY BE HINDERED AND OUR BUSINESS MAY BE ADVERSELY AFFECTED

Helpson cooperates with several research institutions including the Chinese Academy of Medical Sciences, China University of Pharmaceuticals, the Academy of Military Medical Science, the Chongqing Medical Industry Institute and China Sichuan University. Helpson relies to a certain extent on these institutions for its development of new products. There is no assurance that these institutions will continue cooperating with Helpson to develop new products. In the event that these institutions cease to cooperate with Helpson and Helpson cannot find other suitable substitute research and development partners, our ability to develop new products may be hindered and our business may be adversely affected.

                    RISKS RELATED TO DOING BUSINESS IN CHINA

Helpson operates from facilities that are located in China. Accordingly, its operations must conform to governmental regulations and rules of the PRC.

THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO US

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing commercial matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign-invested enterprises in China. However, these laws, regulations, and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors.

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full benefit of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices which may not be consistent with the U.S. Generally Accepted Accounting Principles. China accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of a Foreign Invested Enterprise be maintained in accordance with PRC accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are PRC registered companies which enjoy the same status as other PRC registered companies in business-to-business dispute resolutions. The PRC legal infrastructure, however, is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of a Foreign Invested Enterprise.

PRC ECONOMIC REFORM POLICIES OR NATIONALIZATION COULD RESULT IN A TOTAL INVESTMENT LOSS IN OUR COMMON STOCK

Since 1979, the PRC government has reformed its economic policies. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Although the PRC government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     -    We will be able to capitalize on economic reforms;
     - The Chinese government will continue its pursuit of economic reform policies; - The economic policies, even if pursued, will be successful; - Economic policies will not be significantly altered from time to time; or
     - Business operations in China will not become subject to the risk of nationalization.

Over the last few years, China's economy has registered high growth rates. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of some of its customers, and limited recentralization of the approval process for purchases of certain foreign products. These austere measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

There can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the PRC government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN THE PRC BASED ON U.S. OR OTHER FOREIGN LAWS AGAINST THE COMPANY OR OUR MANAGEMENT

Helpson, our operating company, is incorporated under the laws of the PRC, and substantially all of our assets are located in the PRC. In addition, many of our directors, managers, and executive officers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain of our directors, supervisors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by PRC law and Helpson's articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may impose civil liability, including monetary damages.

BECAUSE WE RECEIVE SUBSTANTIALLY ALL OF OUR REVENUE IN RENMINBI, WHICH CURRENTLY IS NOT A FREELY CONVERTIBLE CURRENCY, AND THE PRC GOVERNMENT CONTROLS THE
CURRENCY CONVERSION AND THE FLUCTUATION OF THE RENMINBI, WE ARE SUBJECT TO CHANGES IN THE PRCS' POLITICAL AND ECONOMIC DECISIONS

We receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. The PRC government may, at its discretion, restrict access in the future to foreign currencies for current account transactions.

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

The official exchange rate of the Renminbi to the U.S. Dollar had remained nearly fixed until July 21, 2005. On this date, the PRC government changed its policy of tying the value of the RMB to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. For nearly one and a half years since the implementation of this revaluation policy, there has been an approximately
5.79% appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar due to certain factors including a U.S. current (trade) account deficit with China. This floating exchange rate, and any further appreciation of the Renminbi that may result from such rate, could have various effects on the Company's financial statements. It is not possible to predict if the net effects of the further appreciation of the Renminbi, if it occurred, would be positive or negative for the Company.

THE GROWTH OF THE CHINESE ECONOMY HAS BEEN UNEVEN ACROSS GEOGRAPHIC REGIONS AND ECONOMIC SECTORS, AND A DOWNTURN IN CERTAIN REGIONS IN WHICH WE DO BUSINESS OR IN OUR ECONOMIC SECTOR WOULD SLOW DOWN OUR GROWTH AND PROFITABILITY

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

A renewed outbreak of SARS or other widespread public health problems in China, where all of our revenue is derived, and in Hainan, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

     o quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;
     o    the sickness or death of key officers and employees; and
     o    general slowdown in the Chinese economy.

     Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

WE ARE SUBJECT TO THE ENVIRONMENTAL PROTECTION LAWS OF THE PRC

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as "The Law on Environmental Protection in the PRC" and "The Law on Prevention of Effluent Pollution in the PRC," as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. The temporary waste disposal permit will expire on September 28, 2009. We are responsible for the renewal of the waste disposal permit. There is no assurance that we will obtain the renewal of the waste disposal permit when the current permit expires.

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

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China ("January Notice"). The January Notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice (the "April Notice") further explaining the January Notice. In accordance with the April Notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January Notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. The April Notice also provides that failure to comply with the registration procedures set forth therein may result in a restriction on the PRC company's ability to distribute profits to its offshore parent company. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In October 2005, SAFE promulgated another notice ("Decree No. 75") which repealed the above January Notice and April Notice. Decree No. 75 requires PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC governmental authorities in connection with their direct or indirect offshore investment activities.

Decree No. 75 requires registration by March 31, 2006 of direct or indirect investments previously made by PRC residents in offshore companies prior to the implementation of Decree No. 75 on November 1, 2005. If a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

As it is uncertain how Decree No. 75 will be interpreted or implemented, we cannot predict how it will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operation and financial condition. In addition, if we decide to acquire a PRC company through the issuance of our capital stock, we cannot assure that the owners of the target company will be able to complete the necessary approval, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission, or CSRC, promulgated a regulation (the "M&A Regulation") that became effective on September 8, 2006. This regulation, among other things, has some provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV's securities on an overseas stock exchange.

Because the M&A Regulation became effective very recently, it remains uncertain how the M&A Regulation will be interpreted and enforced by the Chinese governmental authority such as the CSRC and the Ministry of Commerce. We cannot predict how the M&A Regulation will affect our business operations or future strategy. If the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stocks.

OUR BUSINESS MAY BE ADVERSELY AFFECTED AS A RESULT OF CHINA'S ENTRY INTO THE WORLD TRADE ORGANIZATION ("WTO") BECAUSE THE PREFERENTIAL TAX TREATMENTS AVAILABLE TO US MAY BE DISCONTINUED AND FOREIGN PHARMACEUTICAL MANUFACTURERS MAY COMPETE WITH US IN THE PRC PHARMACEUTIAL INDUSTRY

The PRC became a member of the WTO on December 11, 2001. The current tax benefits enjoyed by our Company may be regarded as unfair treatment by other members of the WTO. Accordingly, the preferential tax treatments available to us may be discontinued. In such circumstances, our profitability may be adversely affected. In addition, we may face additional competition from foreign pharmaceutical manufacturers if they set up their production facilities in the PRC or form Sino-foreign joint ventures with our competitors in the PRC. In the event that we fail to maintain our competitiveness against these competitors, our profitability may be adversely affected.


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

WE MAY ISSUE ADDITIONAL SHARES OF OUR CAPITAL STOCK TO RAISE ADDITIONAL CASH FOR WORKING CAPITAL; IF WE ISSUE ADDITIONAL SHARES OF OUR CAPITAL STOCK, OUR STOCKHOLDERS WILL EXPERIENCE DILUTION IN THEIR RESPECTIVE PERCENTAGE OWNERSHIP IN US THE COMPANY

We may issue additional shares of our capital stock to raise additional cash for working capital. Although the Warrants issued in this Offering will have anti-dilution protection, there are no anti-dilution protection or preemptive rights in connection with our common stock. Thus, the percentage ownership of existing holders of common stock, including the Shares issued in this Offering, may be diluted in their respective percentage ownership in us if we issue additional shares of our capital stock.

A LARGE PORTION OF OUR COMMON STOCK IS CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS AND AS A RESULT, THESE STOCKHOLDERS ARE ABLE TO INFLUENCE AND ULTIMATELY CONTROL THE OUTCOME OF STOCKHOLDER VOTES ON VARIOUS MATTERS

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui holds 41.04% and Zhilin Li holds 26.86% of the Company's common stock, respectively, as of the date of this Form 10-KSB. As a result, these two stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

THERE IS CURRENTLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK WHICH MAY MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK

Our common stock is currently traded in the over-the-counter market through the Over-the-Counter Bulletin Board (OTC Bulletin Board). The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for our existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. While there is an active trading market for our common stock, it is small. Further, there can be no assurance that an active trading market will be maintained. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market).

WE ARE LIKELY TO REMAIN SUBJECT TO "PENNY STOCK" REGULATIONS AND AS A CONSEQUENCE THERE ARE ADDITIONAL SALES PRACTICE REQUIREMENTS AND ADDITIONAL WARNINGS ISSUED BY THE SEC

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules of the SEC. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

There can be no assurance that our common stock will qualify for exemption from the "penny stock" rules. In any event, even if our common stock is exempt from such rules from such rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a "penny stock" if the SEC finds that such a restriction would be in the public interest.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS UNDER CERTAIN CIRCUMSTANCES WHICH COULD RESULT IN SUBSTANTIAL EXPENDITURES, WHICH WE MAY BE UNABLE TO RECOUP

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

The Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, is the most sweeping legislation to affect U.S. publicly traded companies in the last 70 years. Sarbanes-Oxley created a set of complex and burdensome regulations upon publicly traded companies. Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort. There can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the SEC will require us to include this assessment and attestation in our Annual Report on Form 10-KSB commencing with the annual report for our fiscal year ended December 31, 2007.

We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and, if necessary, possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting, and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, then we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements, causing our stock price to decline.

OUR HOLDING COMPANY STRUCTURE MAY LIMIT THE PAYMENT OF DIVIDENDS

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. PRC regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under PRC accounting standards and regulations to first fund certain reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

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


Intellectual Property

Helpson owns 13 registered trademarks and logos used in connection with western medicine, raw material medicine, Chinese herbal medicine and medicine injections, which are: Funalin, Fukexing, Helspon, Beisha, Shiduotai, Xinuo and the HPS logo, as well as five other logos as listed in the Schedule 4.6 of the current report filed as of October 20, 2005; one logo used in connection with bathing cosmetics, shampoo, hair stimulating shampoo, facials, nail polish, cosmetics, perfume, perfume essence oils, skin care toner, and cosmetics cleansers; one registered trademark, Helpson; and one logo, used in connection with medical appliances and equipment, surgical implants, surgical implanted artificial eyes, surgical artificial crystalline lens, surgical artificial skin, and artificial eyes. In addition, Helpson is applying for registration of nine other trade marks used in connection with western medicine, raw material medicine, Chinese herbal medicine and medicine injections.

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


Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Our common stock is traded on the OTCBB under the symbol "CPHI.OB". The following table sets forth the price representing the range of high and low closing sale prices for our common stock as reported during the fiscal years ended December 31, 2005 and 2006.

                      Quarter Ended                  High               Low
              ------------------------         ---------------     -------------
                         2006
              ------------------------         ---------------     -------------
              4th Quarter                           $2.35              $1.30
              ------------------------         ---------------     -------------
              3rd Quarter                           $1.60              $1.07
              ------------------------         ---------------     -------------
              2nd Quarter                           $1.70              $1.15
              ------------------------         ---------------     -------------
              1st Quarter                           $2.05              $1.05

                         2005
              ------------------------
              4th Quarter                           $2.65              $1.70
              ------------------------         ---------------     -------------
              3rd Quarter                           $2.25              $1.05
              ------------------------         ---------------     -------------
              2nd Quarter                           $2.00              $0.40
              ------------------------         ---------------     -------------
              1st Quarter                           $0.55              $0.35
              ------------------------         ---------------     -------------

As of March 26, 2007, the closing price of our common stock on the OTCBB was $1.79. As of March 26, 2007, the stockholders' list for our common stock showed 204 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees and 37,228,938 shares of common stock issued and outstanding.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation


FORWARD-LOOKING STATEMENTS

The following discussion of China Pharma Holdings, Inc.'s ("China Pharma") financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included elsewhere in this Current Report on Form 10-KSB.

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

I.   The year 2006 in brief.

2006 saw another year of sound growth and outstanding financial performance at China Pharma. The Company's whole revenue increased by over 150% to a historical record high of $21.84 million in US dollars. This fast growth has all been built on an organic basis since the inception of Company in January, 2005; particularly, in addition to some traditionally classical products, the growth of sales was primarily attributed to the development of new products for the fiscal year 2006. China Pharma maintained its orientation of launching new products in an increasingly competitive market and explored potential markets in a wide domestic base.

The financial performance in year 2006 improved significantly compared to years before. Gross profit grew dramatically by 125% to US $10 million and the net income, without consideration of foreign currency translation adjustment, has been doubled to US $8.59 million. Major outlays have been placed on the development of new product pipelines and the construction of new marketing activities. Considering the newly fulfilled fund-raising activities, there was a slight decrease in the basic and diluted earnings per common shares to US$0.25, however, weighted-average common shares outstanding has grown three times to
34.72 million, in an anticipation of sustainable profit generation.

China Pharma has built up intense cooperation among biological, chemical and medical institutions to deliver more functional products tailored to the demand of particular populations of the end-user. According to management's goals, our company is dedicated to achieve stable profits growth. We operate the business by relevant strategic principles, which have been proven successful. Thoroughly exploring the potential in the pharmaceutical field is the key to our success. Further, we also are concerned with corporate governance as a modern enterprise. In the near future, we will establish a more systematic and long lasting process of internal controls for prospective development and to the benefit of our shareholders.

II.  Business Overview

China Pharma is primarily engaged in the research, development, manufacture, and marketing of pharmaceutical and nutritional supplements. Especially, we have launched an anti-flu product named PuSenOK in 2005, which is the only anti flu medicine in the market mixed with pseudo ephedrine hydrochloride, a non-drowsy formula with a runny nose suppressant. We plan to expand our biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Neurotrophicpeptide, we have been and will continue to launch a variety of biological medicines, including the brain peptide injection, injected hepatocyte growth-promoting factors, as well as new genetic medicines, rh-CNTF and rh-AFGF, which are expected to fuel us a new growth following that of Neurotrophicpeptide.

The product of Buflomedil Hydrochloride (including raw material, injection and troche) has been:

o Designated as the key technology project in Hainan in 2003 by Hai'kou Municipality.
o Received the best technology commercialization award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.
o    Awarded the  national  key new  products  certificate  in 2003 by the State
     Science and Technology Department, State Taxation Bureau, Ministry of Commerce, State Bureau of Quality Supervision, Inspection and Quarantine, and State Environmental Protection Bureau.

Since the year 2003 Helpson attained GMP authentication and the prize as the "best enterprise for supporting SARS medicine" awarded by Hainan Food and Drug Administration, we have been keeping forward to the frontier market. In the year of 2006, our products have been distributed to more than 29 provinces, sovereignties, and autonomous regions around China. Our sales network covers approximately 16 sales offices and approximately 550 proxy agents. The main channels we use to deliver our products include: (1) Distribution system (Proxy Agency); (2) Direct sale system to hospitals; (3) Direct representation in clinic hospitals through medical representatives; and (4) Distribution of products to local medical companies through logistics companies.

Retrospectively, on June 16, 2005, Onny Investment Limited ("Onny") acquired all the outstanding shares in Hainan Helpson Medicine and Bio-Technology Co. Ltd. ("Helpson"), a private Chinese company, in exchange for the assumption of obligations to make cash payments to the Helpson's shareholders in a form of common stock dividend from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtained a business license in the PRC as a wholly foreign owned entity. The acquisition of Helpson was recognized as a business combination.

Then after, on October 19, 2005, Onny issued 10,000 preferred shares in exchange for $4,313,000 in cash, net of offering costs and estimated registration costs, and on that same date, those preferred shares were converted into 10,000 Onny common shares. Also on October 19, 2005, Onny was reorganized as a wholly-owned subsidiary of the Company. The reorganization was accomplished by the original Onny common shareholder exchanging her 29,700 Onny common shares for 20,555,329 common shares of China Pharma and for the commitment by China Pharma to issue the original Onny common shareholder 4,723,056 common shares following an amendment of the China Pharma articles of incorporation increasing the number of common shares authorized to 60,000,000 shares from 30,000,000 shares. In addition, the prior Onny preferred shareholders exchanged their 10,000 Onny common shares for 6,944,611 common shares of China Pharma.

Additionally, on February 1, 2007, China Pharma fulfilled an offering of Units priced at $1.70 per Unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock at an exercise price of $2.38 per share. China Pharma received gross proceeds in the aggregate amount of $4,259,900; and the net proceeds, after deducting the related offering expenses of $445,258, amounted to $3,814,741. Totally, it issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock to 17 accredited investors.

III. Trend in the Market.

Studies show that, with the world's expanding population, not only larger but older, ever growing numbers of people have diseases of aging, such as cancers, Alzheimer's disease, diabetes and rheumatoid arthritis, which have already becoming prevalent, especially in developed areas. In a growing and aging population, people need to find more effective methods of treatment.

In addition, patient empowerment has been another factor in high-quality healthcare. Many are better informed about the importance of health issues and medical advancement. Naturally, people today are demanding greater care and access to the latest medical procedures and medicines.

Helpson regards this market trend as an opportunity. However, the best way to develop it is to find our business risks beforehand, with a hope of alleviating or eliminating these potential side-effects. Generally speaking, there are three aspects of risks.

     o    External Risk

In recent years, Chinese medical system reform has been occurring, resulting in the State Department establishment of a basic medical insurance system for the workers in cities and towns. Considering the social environment and the governmental policy in pharmaceutical industry in PRC, a high speed growth of sales can be expected due to a kind of regional protectionism in the industry. Competition will also be intensive across the industry overall. Currently, company's existing products are competitive in the market and possess potential growth power in its existing products and topic selection, however, from a long-term perspective, some major western medicine producers are also seeking Chinese market share. This will make the company face intensive competition in this natural herb product market.

     o    Operation Risk

One of the major uncertainties in the Company is the purchase of raw materials. Raw material is primarily affected by the geographical environment in Hainan Province. As it is a long way for transportation, in order for the need of production, the Company has to store large amounts of inventory according inventory budget. In addition, partial raw material need to be specifically ordered, with higher storage needs. Meanwhile, since the increasing volume in sales, the Company needs to store large volume of packaging material, to meet the needs of production and sales.

     o    Foreign Currency Risk

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of exchange rate fluctuation would inevitably to be considered to be material to our business operations.

All of our revenues and expenses are denominated in Renminbi. But we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there could be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S.dollar terms, of our net assets and income derived from its operations in the PRC.

IV. Critical Accounting Policies and Estimates

The overall discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual experience may differ from these estimates.

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

Accounts Receivable - During the normal course of business, we keep unsecured credit to our customers and review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at the end of the period. We record an allowance for bad debts based on age of outstanding accounts receivables at the end of the period in accordance with generally accepted accounting principles in the PRC. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 50 % after 360 days; and 7.5% up to 360 days.

Intangibles- Under the Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," all goodwill and certain intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. Other intangible assets are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets."

Revenue Recognition- We recognize revenue when all four of the following criteria are met :( i) persuasive evidence has been received that there is an enforceable agreement; (ii) the products have been delivered or the services have been performed; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured.

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

In addition, as a common practice in the Industry, some customers may not repay their debts under the credit periods granted or may repay slowly as the volume of purchase increase. In this regard, there is no assurance that trade receivables could be repaid completely as due on a timely basis.

Research and Development Costs- Research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development and having alternative future uses are classified as property and equipment and depreciated over their estimated useful lives.

Foreign Currency Translation- Our functional currency is the Chinese Yuan. Our financial statements are translated into United States dollars, using the exchange rates at the end of the period as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

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



V. Analysis to the financial performance

The following chart sets forth our statements of operations for the twelve months ended December 31, 2006, and for the period from January 12, 2005 (date of inception) through December 31, 2005. Both are dominated in U.S. dollars.

Figure 1:

------------------------------------------------------------------------------------------------------------------
                                            CHINA PHARMA HOLDING, INC
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                    For the Period from January
                                                 For the year ended                 12, 2005 (Date of Inception)
                                                 December 31, 2006                  through December 31, 2005
                                               ------------------------           --------------------------------
Revenue                                        $            21,843,262            $                     8,657,813
Cost of Revenue                                             11,745,815                                  4,166,965
                                               ------------------------           --------------------------------
 Gross Profit                                                10,097,447                                  4,490,848
                                               ------------------------           --------------------------------
Operating expenses:
      Selling expenses                                         260,128                                    106,129
      General and administrative                             1,213,828                                    140,903
                                               ------------------------           --------------------------------
Total Operating Expenses                                     1,473,956                                    247,032
                                               ------------------------           --------------------------------

Income from Operations                                       8,623,491                                  4,243,816
                                               ------------------------           --------------------------------
Non-operating income(expenses):
       Interest income                                             991                                        769
       Interest expense                                      (145,881)                                  (186,452)
      Other Income (Expense)                                   108,485                                    (6,482)
                                               ------------------------           --------------------------------
Total Non-operating Income (Expense)                          (36,405)                                  (192,165)
                                               ------------------------           --------------------------------

Income Before Taxes                                          8,587,086                                  4,051,651
Income tax expense                                                   -                                    252,101
                                               ------------------------           --------------------------------
Net Income                                     $             8,587,086            $                     3,799,550
                                               ------------------------           --------------------------------
  Comprehensive income-foreign currency                        563,945                                     99,926
         translation adjustments
                                               ------------------------           --------------------------------
Comprehensive income                           $             9,151,031            $                     3,899,476
                                               ------------------------           --------------------------------

Basic and  Diluted  Earnings  per  Common
Share                                          $                  0.25            $                          0.34
                                               ------------------------           --------------------------------

Weighted-average       Common      Shares
Outstanding                                                 34,723,056                                 11,289,480

--------------------------------------------------------------------------------



Figure 2:

------------------------------------------------------------------------------------------------------------------
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 For the Period
                                                                  from January
                                                                 12, 2005 (Date
                               For the year         As a          of Inception)        As a
                              ended December   percentage of         through      percentage of     Comparative
                                 31, 2006         Revenue         December 31,       Revenue        Variance %
                              --------------   -------------      -------------   -------------     -----------

                                                                      2005.

Revenue                           $21,843,262                     8,657,813                          152%
Cost of Revenue                    11,745,815            54%      4,166,965           48%            182%

Gross Profit                       10,097,447            46%      4,490,848           52%            125%

Operating expenses
   Selling expenses                   260,128           1.2%        106,129            1.2%          145%
General and administrative          1,213,828          5.56%        140,903            1.6%          761%
Total Operating Expenses            1,473,956             7%        247,032            3%            497%

Income from Operations              8,623,491            39%      4,243,816           49%            103%

Non-operating income(expenses):
   Interest income                        991           0.0%            769            0.0%           29%
   Interest expense                  -145,881           0.7$       -186,452            2.2%          -22%
   Other Income (Expense)             108,485           0.5%         -6,482            0.1%        1,774%
Total Non-operating Income
(Expense)                             -36,405          (0.2%)      -192,165           (2.2%)         -81%

Income Before Taxes                 8,587,086          39.3%      4,051,651           46.8%          112%
Income tax expense                       --                         252,101            2.9%         -100%

Net Income                        $ 8,587,086          39.3%      3,799,550           43.9%          126%
   Comprehensive
income-foreign currency

translation adjustments               563,945           2.6%         99,926            1.2%          464%

Comprehensive income              $ 9,151,031          41.9%      3,899,476           45.0%          135%

Revenue: Revenue for the twelve months ended December 31, 2006 was $ 21,843,262, a dramatic increase of $13,185,449, around 152.30%, from the revenue of $8,657,813 for the period ended December 31, 2005. One of the major driving forces was derived from a launch of new products and enhancement of some existing products this year. For example, the products of AFGF, Roxithromycin dispersible tablets and Gastrodin Injection all had predominant performance to the overall sales. Meanwhile, a distribution network has spread over a majority of the provinces in China, about 29 provinces or regions. Further, with the improvement of production capacity, a significant improvement in sales has also been guaranteed by an increased yield capacity, both in new and existing products.

Cost of Revenue: Compared to the corresponding figure last year, cost of sales has increased as well, about 181.90% from $4,166,965 for the period as of December 31, 2005 to the amount of $11,745,815 for the year as of December 31, 2006. As a percentage of revenues, the cost of sales increased from 48% for the period as of December 31, 2005 to that of 54% for the period as of December 31, 2006. The increased cost of sales was primarily as a result of the increased revenue during the fiscal year 2006.

Gross Margin: There was an increase in gross margin to $10,097,447 for the period as of December 31, 2006 from that of $4,490,848 for the period as of December 31, 2005. As a percentage of revenue, it was correspondingly from 52% to 46%. The decreased gross margin was mainly due to an increase in cost of sales rather than the growth of overall operation revenue.

Selling Expenses: Selling expense has also increased at the same time, primarily for the purpose of distribution. Relative to the total operating expenses, selling expenses approximately accounted for 18% for the year ended December 31, 2006. It was a dramatic decrease due to good management of distribution, compared to 43% of operating expenses for the year ended December 31, 2005.

General & Administrative Expenses: There was an increase in general and administrative expense for the year ended December 31, 2006 to $1,213,828 from corresponding amount of $140,903 for the year ended December 31 2005. There were two major reasons, due to the specific nature of pharmaceutical industry in China, most of the sales will be realized through receivables. Accordingly, an increased bad debt provision has been accrued. However, another important reason was due to an increase in R&D, up 281.23%.

For the fiscal years ended December 31, 2006 and December 31, 2005, R&D expense has covered a variety of pharmaceutical products such as Cardiovascular and Cerebrovascular drugs, Natural Herb drugs, Diuretics drugs, Liver protecting drugs, inhibitor drugs and others. In the next 2-3 years, our company will continue focusing on R&D, for sustainable development of product varieties. The outlay for R&D is expected to be around 5-10% as a percentage of total revenue for each respective year.

Thus, as a percentage of revenues, the total operating expenses has grown to 7% for the period as of December 31, 2006, from a 3% for that of fiscal year 2005.

Income from Operations: With the large increase in sales, although there was a relative decrease in income from operations against revenue, from 49% for the period as of December 31, 2005 to 39% for the period as of December 31, 2006, it can be seen an absolute increase from $4,243,816 to the amount of $8,623,491 for the corresponding fiscal years.

Financial Cost: Interest income and expense has stayed stable from last year, with a net interest expense $144,890 ended December 31, 2006 from a net amount of $185,683 for period as of December 31, 2005. In addition, government grants including `Purchase of domestically made machinery refund' and other tax refunds have been credited for business support this year, which resulted in the increase in Other Income amounting to $108,485 for the year ended December 31, 2006.

Income Tax: During the year, the Company qualified for a preferential income tax policy in China, i.e., "two-year free; third-fifth year half" for profit-realized foreign invested company (FIE). Therefore, there was no enterprise income tax this year as the company has been recognized as a FIE this year.

Net Income: Net income, without consideration of foreign currency translation factor, was $ 8,587,086 for the year ended December 31, 2006. It was more than 126% higher than the net income for the period ended December 31, 2005 which was $3,799,550. As a percentage of revenue, there was a decrease from 44% to 39% for the fiscal years respectively. Moreover, given the foreign currency translation influence, comprehensive income is $9,151,031 for the year ended December 31, 2006, a 134.7% increase compared to $3,899,476 for last year ended December 31, 2005. The comparative result of operation has shown an organic growth of business in sales, with a dramatic increase in sales and slight decrease in the cost of sales and related expenses as a percentage of sales in total.



VI.Analysis to the financial position: Liquidity and Capital Resource

As of December 31, 2006, cash and cash equivalents were $656,441, which has also increased by 42.3% compared to the ending balance as of December 31, 2005 at $461,220. Meanwhile, during the year, the Company has borrowed short-term loans of $6,533,649 as of December 31, 2006. It was primarily for working capital.

Figure 3:
-----------------------------------------------------------------------------------------------------
                                        Summary of Cash Flow
-----------------------------------------------------------------------------------------------------
                                                                  -----------------------------------
                             $,000                                     Years Ended December,31
                                                                  -----------------------------------
                                                                        2006              2005
                                                                  ------------------ ----------------

                                                                             In thousands
Net cash provided by (used in) operating activities                 (1,736.33)        (449.10)
----------------------------------------------------------------- ------------------ ----------------

Net cash provided by (used in) investing activities                   (192.00)        (341.52)
----------------------------------------------------------------- ------------------ ----------------

Net cash provided by (used in) financing activities                  2,105.43        1,248.73
----------------------------------------------------------------- ------------------ ----------------

Effect of Foreign Exchange translation                                  18.13            3.11
----------------------------------------------------------------- ------------------ ----------------

Net cash Flow                                                          195.22          461.22
----------------------------------------------------------------- ------------------ ----------------



Net cash used in operating activities was $1,736,333 for the year ended at December 31, 2006, nearly three times more compared to $ 449,095 for the period ended at December 31, 2005. One of the significant reasons for this large increase was due to the increase in trade account receivables and inventory. Confidence can be seen from the stable improvement of trade capability in the Company.

Net cash used in investing activities, for purchase of property, equipment and that of intangible assets have been lowered to $182, 346 and $9,657 respectively at the year end of December 31, 2006. There was not any cash generated from the purchased of entity in the year 2006, compared to that of $131,336 in the year 2005.

Net cash proceed for financing activities has grown up to $2, 105,430 as of December 31, 2006, 68% higher relative to the proceeds of $1,248,727 for the period as of December 31, 2005. As analyzed above, the increase was primarily because of the proceeds from note payables and loans from shareholders. For the fiscal year as of December 31 2006, a $2,140,943 bank loan was borrowed for working capital purpose.

Capital expenditures: For the past three fiscal years ended December 31, 2006, there have been capital expenditures of $1,157,126, primarily for GMP Plant Construction, purchase of equipment and intangible assets. As of December 31, 2006, there was no material commitments for capital expenditures other than for those expenditures incurred in an ordinary course of business.

VII. Off-Balance Sheet Arrangements

There was no off-balance sheet arrangement in the Company.

VIII. Commitments

In January 2006, the Company converted its dividend payable of $4,304,371 into short-term note bearing interest at the rate of 2.25% per annum.

IX. New Accounting Pronouncements

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

In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151 "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("FAS 151"). FAS 151 is applicable for Inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and remanding be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company does not believe the adoption of the standard will have a material impact on the Company upon adoption in 2006 as the Company has historically expensed such costs as incurred.

X. Conclusion

The overall performance in year 2006 was outstanding. As a public Company orientated at pharmaceutical industry, we put effort to product innovation. We understand, without sustainable R&D, the medical progress and accessibility to end-user can not fully be realized. In this regard, China Pharma will continue to actively engage with the development and distribution of high-quality products to the market.

Item 7 - Index to Financial Statements

The Financial Statements required by this Item begins at page F-1 hereof.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A - Controls and Procedures

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

--------------------------------------------------------------------------------
    Name                Age   Position
--------------------------------------------------------------------------------
Heung Mei TSUI          50    Director
--------------------------------------------------------------------------------
Zhilin LI               54    Director, President and Chief Executive Officer
--------------------------------------------------------------------------------
Xinhua WU               44    Director and Chief Financial Officer
--------------------------------------------------------------------------------
Jian YANG               52    Secretary
--------------------------------------------------------------------------------

Ms. Heung Mei TSUI. Ms. Tsui is director of the Company since October 19, 2005. She is a self-employed business woman engaged in the re-export business, including chemical products trade and electromechanical products trade. She is also Toyota automobile's agent in Hainan province. She graduated from Huhan Financial & Economic College in 1982.

Ms. Zhilin LI: Ms. Li is director, President and Chief Executive Officer of the Company. She is a founder of Helpson, and has served as chairman and CEO of Helpson since 1993. Ms. Li was formerly the president of Haikou Bio-engineering institute, and the vice president of the Sichuan Institute of Biology . She graduated from Sichuan University, where she majored in biology, and later became an instructor.

Mr. Xinhua WU: Mr. Wu is director and Chief Financial Officer of the Company. He has acted as CFO of Helpson since his hiring in 1999. Mr. Wu served as CFO and assistant to the CEO at Hainan Guobang Enterprises Inc., where he was employed from 1992 to 1999. Mr. Wu graduated from the University of Wales with an MBA degree and Jiangxi Financial college with a Bachelor of Science degree in Finance.

Ms. Jian YANG: Ms. Yang is Secretary of the Company since October 19, 2005. She is a founder and director of Helpson. Ms. Yang was a technician at the Sichuan Institute of Biology in 1990 and vice president of Haikou Biomedicine Enginerring Co., Ltd. in 1991 Ms. Yang earned her MBA at the University of Wales, England.

Board Composition and Committees

The board of directors are currently composed of Heung Mei Tsui, Zhilin Li and Xinhua Wu. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Code of Ethics

We do not yet have a code of ethics. Due to the recent completion of the Private Placement, the board of directors has decided to postpone the adoption of a code of ethics until we are able to focus our business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

Director Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended December 31, 2006. We have no standard arrangement pursuant to which our board of directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2006, all persons subject to Section 16(a) filing requirements have filed on a timely basis reports required to be filed by
Section 16(a) of the Exchange Act.

Item 10 - Executive Compensation

No cash compensation was paid to our director for services as a director during the fiscal year ended December 31, 2006. We have no standard arrangement pursuant to which our board of directors is compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our Company other than those services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

The following table provides compensation information for the period indicated with respect to the person who served as our president for the years ended December 31, 2006, 2005 and 2004, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2006, 2005 and 2004 (collectively, the "Named Executive Officers"):



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

------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------
         (a)                (b)       (c)       (d)       (e)        (f)         (g)         (h)      (i)
  Name and Principal        Year     Salary($) Bonus Other Annual Restricted  Securities     LTIP   All Other
      Position                                  ($)    Compensa-    Stock     Under-lying   Payouts  Compen-
                                                        tion       Awards($)  Options/ SARs   ($)   sation ($)
                                                                                  (#)
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------

      (1) Zhilin LI         2006        0       0         0          0             0          0        0
    Director, CEO and       2005     18,007     0         0          0             0          0        0
        President
------------------------- -------- ---------- ----- ------------ ---------- ----------- ------- ---------
(2) Keith P. Boyd CEO,
CFO & President             2005        0       0         0          0             0          0        0
                            2004        0       0         0          0             0          0        0
------------------------- -------- ---------- ----- ------------ ---------- ----------- ------- ---------
(2) Tim Halter President,
CEO,  CAO,  Treasurer  and  2005        0       0         0          0             0          0        0
Secretary
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------

(1) Zhilin LI has been our CEO and president since October 20, 2005 and her salary was paid in RMB. As of January 20, 2006, Zhilin LI was elected as the director of the Company. Her salary in the fiscal year ended December 31, 2006 has not been paid until the date of this Form 10-KSB.

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

Employment, Severance and Change of Control Agreements

Ms. Zhilin Li entered into an Employment Agreement with Helpson, which provides that Ms. Li is employed by Helpson to perform executive management. The term of her employment is from July 1, 2005 to June 30, 2010. Her annual salary is RMB800,000 or approximately $100,000. Mr. Xinhua Wu was employed by Helpson to act as its CFO. The term of his employment is from July 1, 2005 to June 30, 2010. His annual salary is RMB500,000 or approximately $62,500. Ms. Jian Yang was employed by Helpson to act as its Deputy General Manager. The term of her employment is from July 1, 2005 to June 30, 2010. Her annual salary is
RMB500,000 or approximately $62,500. Ms. Zhilin Li was paid RMB 150,000 (approximately US$18,007) as the compensation for acting as the Company's director, CEO and president during the fiscal year ended June 30, 2005. Mr. Xinhua Wu and Ms. Jian Yang received no compensation for acting as officers during the fiscal year ended June 30, 2005. Ms. Zhilin Li ,Mr. Xinhua Wu and Ms. Jian Yang has not received any compensation for acting as officers during the fiscal year ended December 31, 2006 until the date of this Form 10-KSB.

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

      NAME AND ADDRESS OF            SHARES BENEFICIALLY
      BENEFICIAL OWNER (1)                 OWNED               % OF CLASS OWNED

        Heung Mei Tsui                    15,278,385                  41.04

          Zhilin Li                       10,000,000                  26.86

     All Directors and Executive          25,278,385                  67.9
     Officers as a Group



(1) Unless otherwise stated, the address of all persons in the table is 2nd Floor,No.17, Jinpan Road, Kaikou, Hainan Province, China.

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

Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 37,228,938 shares of our common stock outstanding as of March 23, 2007.

Item 12 - Certain Relationships and Related Transactions

None.

Item 13 - Exhibits

 (1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

 (2) EXHIBITS

----------- --------------------------------------------------------------------
Exhibit No. Description
----------- --------------------------------------------------------------------
2.1 Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (3)
----------- --------------------------------------------------------------------
3.1            Memorandum and Articles of Association. (4)
----------- --------------------------------------------------------------------
3.2            Articles of Association of Helpson Medical Biotechnology Co. (3)
----------- --------------------------------------------------------------------
10.1           Stock Purchase Agreement by and among Halter Financial Group Inc.
               dated May 11, 2005 filed on May 11, 2005. (1)
----------- --------------------------------------------------------------------
10.2           Subscription  Agreement  by and  among  Onny  Investment  Limited stockholders. (3)
----------- --------------------------------------------------------------------
10.3           Employment  Contract  by and among  Zhilin LI dated July 1, 2005.
               (5)
----------- --------------------------------------------------------------------
10.4           Employment  Contract  by and among  Xinhua WU dated July 1, 2005.
               (5)
----------- --------------------------------------------------------------------
10.5           Employment Contract by and among Jian YANG dated July 1, 2005 (5)
----------- --------------------------------------------------------------------
10.6 Subscription and Registration Rights Agreement among China Pharma and 17 investors (6)
----------- --------------------------------------------------------------------
10.7           Form of Warrant(6)
----------- --------------------------------------------------------------------
10.8* Supply Agreement entered into by Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Sichuang Chengxin Pharmaceutical Company
----------- --------------------------------------------------------------------
10.9* Supply Agreement entered into by Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Hainan Xinxin Biotechnology Company
----------- --------------------------------------------------------------------
10.10* Sales Contract entered into by Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Hainna xinglin Medicine company
----------- --------------------------------------------------------------------
10.11* Supply Agreement entered into by Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Hainan liang bishi huangzhuang pin company
----------- --------------------------------------------------------------------
16.1           Letter regarding Change in certifying Accountant dated August 15.
               (2)
----------- --------------------------------------------------------------------
21             Subsidiaries of China Pharma Holdings,  Inc. filed on October 20,
               2005. (4)
----------- --------------------------------------------------------------------
31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
----------- --------------------------------------------------------------------
31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
----------- --------------------------------------------------------------------

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------- --------------------------------------------------------------------

---------- ---------------------------------------------------------------------
32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------- ---------------------------------------------------------------------

*Filed herewithin

(1)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 000-29523) filed with the Commission on May 11, 2005.
(2)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 000-29523) filed with the Commission on August 18, 2005.
(3)  Previously  filed as an exhibit to our report on Form SB-2 (Commission File
     Number: 333-129161) filed with the Commission on October 20, 2005.
(4)  Previously  filed as an exhibit to our report on Form SB-2 (Commission File
     Number: 333-129161) filed with the Commission on December 23, 2005.
(5) Previously filed as an exhibit to our report on Form 10-QSB (Commission File Number: 000-29523) filed with the Commission on November 16, 2006.
(6)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 000-29523) filed with the Commission on February 6, 2007.


Item 14. Principal Accountant Fees and Services

Our independent accountant for the year ended December 31, 2006 were Hansen, Barnett & Maxwell ("HBM").


                                  FISCAL 2005                   FISCAL 2006
                                  -----------                   -----------

 -------------------------------------------------------------------------------
Audit Fees (1)                    $ 108,000                     $ 124,064
--------------------------------------------------------------------------------

Audit-Related Fees(2)             $ 0                           $ 0
--------------------------------------------------------------------------------

Tax Fees(3)                       $ 0                           $ 0
--------------------------------------------------------------------------------

All Other Fees(4)                 $ 0                           $ 2,286
--------------------------------------------------------------------------------

Total                             $108,000                      $ 126,350
--------------------------------------------------------------------------------

(1) During the fiscal year ended December 31, 2005, our principal accountant, HBM, billed us $50,500 in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports. In addition, we also paid $57,500 to

     Baker Tilly China for their involvements in the auditing and reviews under the supervision of HBM. During the fiscal year ended December 31, 2006, HBM billed us $66,000 in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports. We paid $58,064 to Baker Tilly China for their involvements in the auditing and reviews under the supervision of HBM.
(2) During the fiscal year ended December 31, 2005 and 2006, HBM billed us $0 in fees for assurance and related services related to the performance of the audit and review of the Company's financial statement.
(3) During the fiscal year ended December 31, 2005 and 2006, HBM billed us $0 in fees for professional services for tax planning and preparation.
(4) During the fiscal year ended December 31, 2005, HBM billed us $0 in fees for professional services for other fees. During the fiscal year ended December 31, 2006, HBM billed us $2,286 in fees for traveling.
(5) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 65%.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              China Pharma Holdings, Inc.

Dated: March 26, 2007                         By: /s/ Zhilin Li
       ---------------                        ----------------------------------
                                              Zhilin Li,
                                              Director, Chief Executive Officer,
                                              President and Director



Dated: March 26, 2007                         By: /s/ Xinhua Wu
       ---------------                           -------------------------------
                                                 Xinhua Wu
                                                 Director and
                                                 Chief Financial Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: March 26, 2007                         By: /s/ Zhilin Li
       ---------------                        ----------------------------------
                                              Zhilin Li,
                                              Director, Chief Executive Officer,
                                              President and Director


Dated: March 26, 2007                         By: /s/ Xinhua Wu
       ---------------                        ----------------------------------
                                              Xinhua Wu
                                              Director and
                                              Chief Financial Officer

                                       F-1
                           CHINA PHARMA HOLDINGS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS














Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to the Consolidated Financial Statements...............................F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
China Pharma Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006 and for the period from January 12, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Pharma Holdings, Inc. and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from January 12, 2005
(date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                                 HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 21, 2007



                           CHINA PHARMA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,          December 31,
                                                                          2006                  2005
                                                                      ------------          ------------

ASSETS
Current Assets:

Cash and cash equivalents                                               $ 656,441             $ 461,220
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,562,494 and $1,412,353, respectively                12,101,979             5,709,762
  Other receivables, less allowance for doubtful
    accounts of $27,517 and $111,029, respectively                        355,554               385,957
  Deferred offering costs                                                  59,390                     -
  Advances to suppliers                                                 2,255,877             2,123,729
  Inventory                                                            10,277,887             5,785,196
                                                                      ------------          ------------
Total Current Assets                                                   25,707,128            14,465,864
                                                                      ------------          ------------
Non-current Assets:
  Property and equipment, net of accumulated depreciation of
    $619,645 and $250,184, respectively                                 2,725,173             2,808,342
  Intangible assets, net of accumulated amortization of
    $184,175 and $135,656, respectively                                    65,344                96,406
  Deferred tax assets                                                      16,736               130,458
                                                                      ------------          ------------
Total Non-current Assets                                                2,807,253             3,035,206
                                                                      ------------          ------------
TOTAL ASSETS                                                         $ 28,514,381          $ 17,501,070
                                                                      ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                $ 477,291             $ 679,104
  Accrued expenses                                                        104,216                15,625
  Accrued taxes payable                                                   167,419               565,236
  Other payables                                                          185,096               250,317
  Advances from customers                                                 141,871                50,755
  Accounts payable -related parties                                        22,650                     -
  Short-term notes payable                                              6,533,649                     -
  Dividends payable                                                             -             4,209,889
                                                                      ------------          ------------
Total Current Liabilities                                               7,632,192             5,770,926
                                                                      ------------          ------------
  Research and development commitments                                     31,980                30,966
                                                                      ------------          ------------
Total Liabilities                                                       7,664,172             5,801,892
                                                                      ------------          ------------
Stockholders' Equity:
  Common stock, $0.001 par value, 60,000,000 shares
    authorized, 34,723,056 shares issued and outstanding                   34,723                34,723
  Additional paid-in capital                                            7,764,979             7,764,979
  Foreign currency translation adjustment                                 663,871                99,926
  Retained earnings                                                    12,386,636             3,799,550
                                                                      ------------          ------------
Total Stockholders' Equity                                             20,850,209            11,699,178
                                                                      ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 28,514,381          $ 17,501,070
                                                                      ============          ============




The accompanying notes are integral part of these consolidated financial statements



                           CHINA PHARMA HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                           For the period
                                                                          from January 12,
                                                                            2005 (Date of
                                                       For the year          Inception)
                                                           ended               through
                                                       December 31,         December 31,
                                                           2006                 2005
                                                      -----------------   -----------------

Revenue                                                   $ 21,843,262          $ 8,657,813
Cost of Revenue                                             11,745,815            4,166,965
                                                      -----------------   -----------------
Gross Profit                                                10,097,447            4,490,848
                                                      -----------------   -----------------
Operating expenses:
  Selling expenses                                             260,128              106,129
  General and administrative                                 1,213,828              140,903
                                                      -----------------   -----------------
Total Operating Expenses                                     1,473,956              247,032
                                                      -----------------   -----------------
Income from Operations                                       8,623,491            4,243,816
                                                      -----------------   -----------------

Non-operating income (expenses):
  Interest income                                                  991                  769
  Interest expense                                            (145,881)            (186,452)
  Other income (expense)                                       108,485               (6,482)
                                                      -----------------   -----------------
Total Non-operating Income (Expense)                           (36,405)            (192,165)
                                                      -----------------   -----------------

Income Before Taxes                                          8,587,086            4,051,651
  Income tax expense                                                 -              252,101

Net Income                                                 $ 8,587,086          $ 3,799,550
                                                      =================   ==================
  Comprehensive income -
    foreign currency translation adjustments                   563,945               99,926
                                                      -----------------   -----------------
Comprehensive Income                                       $ 9,151,031          $ 3,899,476
                                                      =================   ==================
Basic and Diluted Earnings per Common Share                     $ 0.25               $ 0.34
                                                      =================   ==================
Weighted-average Common Shares Outstanding                  34,723,056           11,289,480
                                                      =================   ==================



The accompanying notes are integral part of these consolidated financial statements




                           CHINA PHARMA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Accumulated
                                                                    Additional         Other                               Total
                                    Common Stock                     Paid-in        Comprehensive        Retained      Shareholders'
                                      Shares           Amount        Capital           Income            Earnings          Equity
                                    ------------     ------------  ------------     ------------        ------------   ------------

Balance, January 12, 2005
  (Date of Inception)                        -      $      -        $       -        $      -           $        -        $        -
Shares issued for cash,
  April 12, 2005                        85,112            85              (84)              -                    -                 1
Shares issued for cash,
  August 16, 2005                   25,193,273        25,193        3,465,981               -                    -         3,491,174
Shares issued for cash, net
  October 20, 2005                   6,944,611         6,945        4,306,055               -                    -         4,313,000
Shares issued to acquire China
  Pharma Holdings, Inc.,
  recorded as a purchase             2,500,060         2,500           (6,973)              -                    -           (4,473)
Net income for the year                      -             -                -               -             3,799,550        3,799,550
Foreign currency translation
  adjustment                                 -             -                -          99,926                     -           99,926
                                    ------------     ------------  ------------     ------------        ------------   ------------
Balance, December 31, 2005          34,723,056        34,723        7,764,979          99,926             3,799,550       11,699,178
Net income for the year                      -             -                               -              8,587,086        8,587,086
Foreign currency translation
  adjustment                                 -             -                -         563,945                     -          563,945
                                    ------------     ------------  ------------     ------------        ------------   ------------

Balance, December 31, 2006          34,723,056      $ 34,723      $ 7,764,979       $ 663,871          $ 12,386,636     $ 20,850,209
                                    ============     ============  ============     ============        ============   =============



The accompanying notes are integral part of these consolidated financial statements



                     CHINA PHARMA HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the period
                                                                                  from January 12,
                                                                                    2005 (Date of
                                                            For the year             Inception)
                                                               ended                   through
                                                            December 31,            December 31,
                                                                2006                    2005
                                                        ----------------          ----------------

Cash Flows from Operating Activities:
  Net income                                              $ 8,587,086             $ 3,799,550
  Depreciation and amortization                               397,001                 250,184
  Accretion of discount on notes payable                            -                  86,060
  Changes in assets and liabilities:
    Trade accounts receivable                              (6,077,526)             (1,198,199)
    Other receivables                                          42,642                  80,164
    Advances to suppliers                                     (61,345)               (916,792)
    Inventory                                              (4,214,702)             (2,395,393)
    Deferred tax assets                                       115,564                 (89,763)
    Trade accounts payable                                   (219,427)                383,188
    Accrued expenses                                           86,265                  11,330
    Accrued taxes payable                                    (407,744)                356,187
    Other payables                                            (71,759)               (588,748)
Advances from customers                                        87,612                (226,863)
                                                        ----------------          ----------------
Net Cash Used in Operating Activities                      (1,736,333)               (449,095)
                                                        ----------------          ----------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                         (182,346)               (433,524)
  Purchase of intangible assets                                (9,657)                (50,611)
  Notes receivable                                                  -                  11,277
  Net cash received in purchase of Helpson                          -                 131,336
                                                        ----------------          ----------------
Net Cash (Used) by Investing Activities                      (192,003)               (341,522)
                                                        ----------------          ----------------

Cash Flows from Financing Activities:
  Payment of dividend payable                                       -                (237,599)
  Payment of note payable                                           -              (6,317,849)
  Proceeds from note payable                                2,140,943                       -
  Proceeds from loan from shareholder                          22,650                       -
  Proceeds from issuance of common stock                            -               7,804,175
  Payment of offering costs                                   (58,167)                      -
                                                        ----------------          ----------------
Net Cash Proceeds from Financing Activities                 2,105,426               1,248,727
                                                        ----------------          ----------------

Effect of Exchange Rate Changes on Cash                        18,131                   3,110
                                                        ----------------          ----------------
Net Change in Cash                                            195,221                 461,220
                                                        ----------------          ----------------
Cash and Cash Equivalents at Beginning of Period              461,220                       -
                                                        ----------------          ----------------
Cash and Cash Equivalents at End of Period                  $ 656,441               $ 461,220
                                                        ================          ================




The accompanying notes are integral part of these consolidated financial statements

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


Organization - Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd, a privately held Chinese joint venture ("Helpson") and emerged from the development stage.

On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc., formerly TS Electronics, (the Company"). The reorganization was accomplished by an exchange of Onny's common shares for 25,278,385 shares of the Company's common stock resulting in a 851-for-1 exchange ratio. In addition, the prior Onny convertible preferred shareholders exchanged their shares for 6,944,611 shares of the Company's common stock resulting in a 694-for-1 exchange ratio. The reorganization of Onny into the Company was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of 2,500,060 shares of the Company's common stock in exchange and the assumption of $4,473 in liabilities. This transaction was accounted for as a reverse acquisition of the Company and was recognized as a non-monetary exchange.

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (PRC), through its marketing department located in Hainan Province. There are also nine other offices, with sales representatives in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Consolidation and Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars ("USD"). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement. See
Note 9.

The accompanying consolidated financial statements include the accounts and operations of Onny from the date of its inception on January 12, 2005 and the accounts and operations of Helpson from the date of its acquisition on June 16, 2005. The accompanying consolidated financial statements have been restated on a retroactive basis for the effects of the stock split resulting from the reorganization of Onny into the Company. All significant inter-company balances

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


and transactions have been eliminated in consolidation.

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

Cash and cash equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. Cash deposits are held at financial institutions in The Peoples Republic of China and are not insured by the FDIC.

Trade receivables and allowance for doubtful accounts - Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in China for receivables to extend beyond one year. Included in trade receivables is approximately $1,265,079 that occurred more than one year from December 31, 2006, but is estimated to still be collectable.

Inventory - Inventories are stated at the lower of cost or net realizable value, on an average cost basis. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

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

Intangible Assets - Acquisition costs on patents, trademarks, licenses, techniques, formulas and other intangibles are capitalized and amortized using the straight-line method over their useful lives. For those intangible assets, such as patents, with legal protection over a period, their useful life is the protected period. Others that do not have legal protection periods are amortized

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

generally  over 5 to 10  years.  The  Company  does  not  capitalize  internally
generated   intangible  assets.  The  Company's  intangible  assets  consist  of techniques for medicines.

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advanced payments to suppliers for materials and receive from customers advances for finished products. As of December 31, 2006 and 2005, the advances to suppliers were $2,255,877 and $2,123,729, respectively, and the advances from customers were $141,871 and $50,755, respectively.

Revenue Recognition - The Company recognizes revenue when it is realized and earned. The Company considers revenue realized or realizable and earned when (1) it has persuasive evidence of an arrangement, (2) delivery has occurred, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Delivery does not occur until products have been shipped to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Cost of Revenues - Cost of revenues includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

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

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share are calculated to give effect to potentially issuable dilutive common shares. There were no potentially issuable common shares outstanding at December 31, 2005 and 2006.

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

Interest  rate risk - The Company is exposed to the risk arising  from  changing

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

New Accounting Standards - In December 2004, FASB issued Statements of Financial Accounting Standards (SFAS) 123R, "Share-Based Payment" (SFAS 123R). SFAS No. 123R revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123R is effective as of the first reporting period beginning after December 15, 2005. The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and loss per share if the Company had applied the fair value recognition provisions of the original SFAS 123R on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed above in stock-based compensation. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, these provisions differ in some important respects.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29" (SFAS 153). The Company adopted the provisions of SFAS 153 in January 2006. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections-an amendment to APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3" (SFAS 154). The Company adopted the provisions of SFAS 154 in January 2006. The adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS
155). SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.


In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity's tax reserves. The Company will be required to adopt this Interpretation as of January 1, 2007. The Company is still evaluating the impact of the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of FASB Statement No. 115 SFAS 159. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company's consolidated financial statements, if any, has not yet been determined.

NOTE 2 - ACQUISITION

On May 25, 2005, the Company entered into an agreement with the shareholders of Helpson, in which the Company agreed to acquire, and the shareholders of Helpson agreed to sell, all of the outstanding shares of Helpson in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the form of common stock dividends from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtained a business license in the PRC as a wholly foreign owned entity. Helpson obtained such license on June 16, 2005 and the shares of Helpson were transferred to the Company on that date. Since June 16, 2005 was recognized as the date of the acquisition, the promissory notes became due September 16, 2005.

Since Helpson is an operating company and control of Helpson changed upon the closing of the acquisition agreement, the Company is the accounting acquirer and has recognized the acquisition of Helpson as a business combination in accordance with Statements of Financial Accounting Standards No. 141, Business Combinations. On April 25, 2005, Helpson declared a dividend to the selling shareholders of $4,154,041 which equaled Helpson's retained earnings at March 31, 2005 less deferred income tax assets of $86,985 that are not considered part of distributable profits under PRC law. The fair value of the net assets of Helpson was determined by appraisal and exceeded the purchase price of the net assets acquired. That excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the non-current assets acquired.





At June 16, 2005, the purchase price was allocated to the assets acquired and liabilities assumed as follows:


Current assets                                            $ 9,570,918
Property and equipment                                      2,555,565
Intangible                                                     71,210
                                                    ------------------
Total Assets Acquired                                      12,197,693
                                                    ------------------

Current liabilities                                         7,864,066
Long-term liabilities                                       1,005,694
                                                    ------------------
Total Liabilities Assumed                                   8,869,760
                                                    ------------------
Net Assets Acquired                                       $ 3,327,933
                                                    ==================


Intangible assets consist of registered patents, trademarks, licenses, techniques and formulas related to several Western and Chinese medicines, biochemical products, health products, and cosmetics. These intangible assets have a weighted-average useful life of approximately 5 years.

The following pro forma information is presented to reflect the operations of the Company for the year ended December 31, 2005, as though the acquisition of Helpson had been completed on January 12, 2005, and the operations of the Company and Helpson are combined for the entire year. The pro forma information is only illustrative of the effects of the acquisition and does not necessarily reflect the results of operations that would have resulted had the acquisition actually occurred on that date.

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




                                                    For the Year Ended
                                                    December 31, 2005
                                                        (proforma)
                                                  --------------------
                                                       (unaudited)

Revenue                                                  $ 14,075,521
Net Income                                                  5,778,901
                                                    ------------------
Basic and diluted earnings perr common share                   $ 0.17
                                                    ------------------


Pro forma net income for the twelve months ended December 31, 2005 includes nonrecurring interest expense of $85,332 resulting from the amortization of the discount on the $3,413,265 promissory notes payable to the former Helpson shareholders, which discount was computed based upon an imputed interest rate of 10% per annum.

The reorganization was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of the 2,500,060 shares of common stock of the Company that remained outstanding in exchange for the assumption of $4,473 of liabilities. The acquisition of the Company was recognized as a non-monetary exchange.

NOTE 3 - INVENTORY

Inventory consisted of the following at December 31, 2006 and 2005:



                                                December 31,
                                                ------------
                                         2006                 2005
                                         ----                 ----
   Raw materials                    $ 8,458,210          $ 4,673,352
   Work in progress                   1,679,952              819,146
   Finished goods                       139,725              292,698
                                    -----------          -----------
     Total Inventory                $10,277,887          $ 5,785,196
                                    ===========          ===========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005:

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                       December 31,
                                                       ------------
                                                2006                 2005
                                                ----                 ----
Permit of land use                           $ 360,304            $ 348,884
Building                                     1,640,629            1,123,144
Plant, machinery and equipment               1,253,572            1,120,289
Motor vehicle                                   14,763               14,295
Office equipment                                75,550               62,211
Construction in progress                             -              389,703
                                             ---------            ---------
  Total                                      3,344,818            3,058,526
Less: accumulated depreciation                (619,645)            (250,184)
                                             ---------            ---------
Property and Equipment, net                $ 2,725,173          $ 2,808,342
                                           ===========          ===========


Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:



         Asset                      Life - years
-------------------------       ------------------

Permit of land use                     40 - 70
Building                               20 - 35
Plant, machinery and equipment           10
Motor vehicle                          5 - 10
Office equipment                          5


For the year ended December 31, 2006, depreciation expense was $353,831. For the period from January 12, 2005 (Date of Inception) through December 31, 2005 depreciation expense was $213,696.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately three years. Amortization of intangible assets was $43,170 for the year ended December 31, 2006, and $36,488 for the period from January 12, 2005 through December 31, 2005.

The estimated aggregate amortization expense for the next three years follows:


   Year              Amount
------------   ------------------
   2007                 $ 27,869
   2008                   19,200
   2009                   18,275
               ------------------
   Total                $ 65,344
               ------------------


NOTE 6 - DEBT

During  2006,   the  Company   borrowed   approximately   $2,174,608   from  the
Communication  Bank of China in three  installments.  The first two installments

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

totaled approximately $1,535,018 and were borrowed in July 2006 at a interest rate of 6.1425%. The final installment was for approximately $639,591 and was borrowed in August 2006 at a rate of 6.4260%. The loan is due in one year from borrowing and is collateralized with equipment and machinery valued at $4,657,400. At December 31, 2006 the company also had a note payable due to the former shareholders of Helpson, see Note 10. The value of the note at year end was $4,359,041.

NOTE 7 - INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

According to federal law in the Peoples Republic of China (PRC), enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal enterprise income tax at a rate of 30%. Effective at the beginning of 2006 and extending through 2007, Peoples Republic of China granted the company a "tax holiday" that allows the Company to be exempt from income taxes for the first two profitable years. This "tax holiday" further allows the Company to be exempt from 50% of income taxes during the third through the fifth years. The reduced tax rate for 2008 through 2010 is 15%. Additionally, Hainan province is considered a `developing economic region' which has a reduced statutory tax rate of 15%, which results in a tax holiday rate of 7.5% during the third through the fifth years of profitability.

Following is a reconciliation of income taxes calculated at the United States' federal statutory rates to actual income tax expense:



                                                      December 31,
                                                      ------------
                                               2006                 2005
                                               ----                 ----

Tax at US Federal statutory rates (34%)    $ 2,919,609          $ 1,377,561
Non-deductible expenses                         27,559              137,458
Change in temporary differences                (22,654)            (114,254)
Effect of lower foreign tax rates           (2,924,514)          (1,148,664)
                                           ------------         ------------
Income tax provision                       $         -          $   252,101
                                           ------------         ------------

The company has a deferred tax asset based upon the temporary differences from the allowance for bad debt that equaled $540,604 at December 31, 2006 and $130,458 at December 31, 2005. The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 8 - STOCKHOLDERS' EQUITY

On April 12, 2005,  Onny was  incorporated  and issued  85,112 shares for $1. On

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 16, 2005, the shareholder of Onny made capital investments of cash into Onny of $3,491,174 in exchange for the issuance of 25,193,273 shares of common stock. On October 19, 2005 Onny issued shares of convertible preferred stock for $4,313,000 (net of offering costs of $687,000). In conjunction with the reorganization of Onny into the Company, which also occurred on October 19, 2005, these preferred shares were converted into 6,944,611 shares of common stock. The reorganization of Onny into the Company on October 19, 2005, is reflected in these consolidated financial statements by the issuance of 2,500,060 shares of common stock and the assumption of $4,473 of liabilities. See Note 2. In 2006, the stockholders approved increasing the shares of common stock authorized by 30,000,000 shares for a total of 60,000,000 shares authorized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Economic environment - Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with entities operating in the United States of America. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Company's revenue is denominated in the PRC's currency, CNY, which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 10 - RELATED PARTY TRANSACTIONS

Dividends payable - The terms of a $4,154,041 dividend declared on April 25, 2005 require that if such dividend had not been paid by December 31, 2005, it should be transferred and reflected as a loan payable accruing interest at 2.25% per year to the former shareholders of Helpson. Inasmuch as the dividend was not paid by December 31, 2005 and has still not been paid, this amount is reflected on the accompanying consolidated financial statements as a current liability (adjusted for foreign currency translations as of the balance sheet dates) and is due upon demand.

NOTE 11 - CONCENTRATIONS

For the year ended December 31, 2006, three customers accounted for 17%, 11% and 10% of sales, respectively. In 2005, four customers accounted for 20%, 16%, 14% and 14% of sales, respectively. In addition, two customers made up 18% and 14% of accounts receivable in 2006 and two customers made up 19% and 14% of accounts receivable in 2005. Finally, purchases from two suppliers accounted for 44% and 34% of raw material purchases in the year ended December 31, 2006 and 46% and 42% of raw material purchases in the year ended December 31, 2005.

NOTE 12 - SUBSEQUENT EVENT
                                      F-16

                           CHINA PHARMA HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2007, the Company completed an offering of Units priced at $1.70 per Unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock at an exercise price of $2.38 per share. The Company received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $445,258, amounted to $3,814,642. The Company issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock to 17 accredited investors. The proceeds were allocated to the warrants based upon their fair value or $2,010,219, and the balance of the proceeds was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.80%, expected dividend yield of 0%, expected volatility of 124.39% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights, and the Company is required to file a registration statement including said shares with the Securities and Exchange Commission. In the event that the Company does not file a registration statement within 60 days of the completion of the offering, the Company will be required to pay a penalty to each investor equal to one percent (1%) of the purchase price of the common stock and the warrants and an additional one percent (1%) for each additional 30-day period during which such registration statement is not filed. The Company estimates that the probability of not filing the registration statement within the allowed time period is remote; therefore no accrual has been made for these potential penalties.