Form 10QSB
period 2007-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2007-05-15
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

              Delaware                                       73-1564807
  (State or other jurisdiction of                           IRS Employer
   incorporation or organization)                         Identification No.)


         2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China
                    (Address of principle executive offices)

                            0086-898-66811730 (China)
              (Registrant's telephone number, including area code)
                                   Copies to:

                                   Charles Law
                                King and Wood LLP
                        Suite 1175, 125 S Market Street,
                               San Jose, CA 95113


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


As of March 31, 2007, 37,228,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.


Transitional Small Business disclosure format: Yes [ ] No [X]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS



Part I    Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 2007
                  and December 31, 2006 (unaudited)............................2

                  Condensed Consolidated Statements of Operations
                   and Comprehensive Income- Three months ended
                   March 31, 2007 and 2006 (unaudited).........................3

                  Condensed Consolidated Statements of Cash Flows -
                   Three months ended March 31, 2007 and 2006 (unaudited)......4

                  Notes to Condensed Consolidated Financial
                   Statements (unaudited)......................................5

Item 2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................7

Item 3.           Controls and Procedures.....................................15

Part II   Other Information

Item 1            Legal proceedings ..........................................15

Item 2            Unregistered Sales of Equity Securities and
                   Use of Proceeds............................................15

Item 3            Defaults upon senior securities.............................15

Item 4            Submission of matters to a vote of security holders.........16

Item 5            Other information...........................................16

Item 6.           Exhibits....................................................16

Signatures....................................................................17


Item 1 Financial Statements

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                               March 31,     December 31,
                                                                 2007          2006
                                                              -----------   -----------

ASSETS
Current Assets:
Cash and cash equivalents                                    $ 2,950,719   $   656,441
Trade accounts receivable, less allowance for doubtful
accounts of $2,603,164 and $1,562,494, respectively           13,956,681    12,101,979
Other receivables, less allowance for doubtful
accounts of $29,244 and $27,517, respectively                  1,634,790       355,554
Deferred offering costs                                             --          59,390
Advances to suppliers                                          2,538,017     2,255,877
Inventory                                                     11,476,631    10,277,887
                                                             -----------   -----------
Total Current Assets                                          32,556,838    25,707,128
                                                             -----------   -----------

Property and equipment, net of accumulated depreciation of
$713,323 and $619,649, respectively                            2,660,818     2,725,173
Intangible assets, net of accumulated amortization of
$192,778 and $184,175, respectively                               59,208        65,344
Deferred tax assets                                               16,901        16,736
                                                             -----------   -----------
Total Non-current Assets                                       2,736,927     2,807,253
                                                             -----------   -----------
TOTAL ASSETS                                                 $35,293,765   $28,514,381
                                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                                       $   735,664   $   477,291
Accrued expenses                                                 133,317       104,216
Accrued taxes payable                                            248,139       167,419
Other payables                                                   112,828       185,096
Advances from customers                                          149,870       141,871
Accounts payable -related parties                                 45,544        22,650
Short-term notes payable                                       6,598,260     6,533,649
                                                             -----------   -----------
Total Current Liabilities                                      8,023,622     7,632,192
                                                             -----------   -----------
Research and development commitments                              32,296        31,980
                                                             -----------   -----------
Total Liabilities                                              8,055,918     7,664,172
                                                             -----------   -----------
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 37,228,938 and 34,723,056 shares
issued and outstanding, respectively                              37,229        34,723
Additional paid-in capital                                    11,559,656     7,764,979
Foreign currency translation adjustment                          880,287       663,871
Retained earnings                                             14,760,675    12,386,636
                                                             -----------   -----------
Total Stockholders' Equity                                    27,237,847    20,850,209
                                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $35,293,765   $28,514,381
                                                             -----------   -----------



See the accompanying notes to the condensed  consolidated  financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                        For the three months
                                                                          ended March 31,
                                                                  ----------------------------

                                                                       2007            2006
                                                                  ------------    ------------

Revenue                                                           $  7,233,768    $  4,732,991
Cost of revenue                                                      3,934,849       2,526,020
                                                                  ------------    ------------

Gross profit                                                         3,298,919       2,206,971
                                                                  ------------    ------------

Operating expenses:
Selling expenses                                                       147,883          88,030
General and administrative                                           1,380,076         264,200
Research and development                                               836,404            --
                                                                  ------------    ------------
Total operating expenses                                             2,364,363         352,230
                                                                  ------------    ------------

Income from operations                                                 934,556       1,854,741
                                                                  ------------    ------------

Non-operating income (expenses):
Interest income                                                         13,775             147
Interest expense                                                       (56,899)        (23,799)
Other income                                                         1,482,607          22,636
                                                                  ------------    ------------
Total non-operating income (expense)                                 1,439,483          (1,016)
                                                                  ------------    ------------


Income before taxes                                                  2,374,039       1,853,725
Income tax expense                                                        --          (234,789)
                                                                  ------------    ------------
Net income                                                        $  2,374,039    $  1,618,936
                                                                  ------------    ------------
Comprehensive income - foreign currency translation adjustments        216,416          59,085
                                                                  ------------    ------------
Comprehensive income                                              $  2,590,455    $  1,678,021
                                                                  ------------    ------------

Basic and diluted earnings per common share                       $       0.07    $       0.05
                                                                  ------------    ------------

Weighted-average common shares outstanding                          36,337,958      34,723,056
                                                                  ------------    ------------




See the accompanying notes to the condensed, consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 For the three    For the three
                                                 months ended     months ended
                                                   March 31,        March 31,
                                                     2007             2006
                                                   -----------    -----------

Cash Flows from Operating Activities:
Net income                                         $ 2,374,039    $ 1,618,936
Depreciation and amortization                          100,063         85,140
Changes in assets and liabilities:
Trade accounts receivable                           (1,728,236)    (2,541,404)
Other receivables                                   (1,309,181)      (296,864)
Advances to suppliers                                 (258,815)       401,068
Inventory                                           (1,092,813)      (765,072)
Deferred tax assets                                       --          (25,892)
Deferred offering costs                                 59,743           --
Trade accounts payable                                 247,713        728,040
Accrued expenses                                        27,960         16,465
Accrued taxes payable                                   78,756        372,256
Other payables                                          88,814        (44,269)
Advances from customers                                  6,571           (264)
                                                   -----------    -----------
Net Cash Used in Operating Activities               (1,405,386)      (451,860)
                                                   -----------    -----------

Cash Flows from Investing Activities:
Purchase of property and equipment                      (2,360)       (22,074)
Sale of technology                                      38,453           --
Purchase of intangible assets                             --           (2,472)
                                                   -----------    -----------
Net Cash (Used) by Investing Activities                 36,093        (24,546)
                                                   -----------    -----------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants      3,797,183           --
Related party payables/receivables                    (138,860)          --
                                                   -----------    -----------
                                                   -----------    -----------
Net Cash Proceeds from Financing Activities          3,658,323           --
                                                   -----------    -----------

Effect of Exchange Rate Changes on Cash                  5,247         90,110
                                                   -----------    -----------
Net Change in Cash                                   2,294,277       (386,296)
                                                   -----------    -----------
Cash and Cash Equivalents at Beginning of Period       656,441        461,220
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period         $ 2,950,718    $    74,924
                                                   -----------    -----------





See the accompanying notes to the condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. (the "Company") and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB report for the year ended December 31, 2006.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc., formerly TS Electronics, (the Company").

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China ("PRC"), through its marketing department located in Hainan Province. There are also nine other offices, with sales representatives in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of March 31, 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 1,252,941 shares of Company common stock. These are not included in the computation of fully diluted earnings per share as the effect is anti-dilutive due to the exercise price of the warrants exceeding the market price of the stock at March 31, 2007. There are no anti-dilutive securities outstanding at March 31, 2006.

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

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


NOTE 2 - INVENTORY

Inventory consisted of the following:

                     March 31,   December 31,
                       2007         2006
                   -----------   -----------

Raw materials      $ 9,370,245   $ 8,458,181
Work in progress     2,004,794     1,579,410
Finished goods         101,592       240,296
                   -----------   -----------
Total Inventory    $11,476,631   $10,277,887
                   -----------   -----------

NOTE 3 - INCOME TAXES

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

According to federal law in the Peoples Republic of China (PRC), enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal enterprise income tax at a rate of 30%. Effective at the beginning of 2006 and extending through 2007, the Peoples Republic of China granted the company a "tax holiday" that allows the Company to be exempt from income taxes for the first two profitable years. This "tax holiday" further allows the Company to be exempt from 50% of income taxes during the third through the fifth years. The reduced tax rate for 2008 through 2010 is 15%. Additionally, Hainan province is considered a `developing economic region' which has a reduced statutory tax rate of 15%, which results in a tax holiday rate of 7.5% during the third through the fifth years of profitability.

The company has a deferred tax asset based upon the temporary differences from the allowance for bad debt. The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.


NOTE 4 - NOTES PAYABLE

Short Term Notes Payable During the third quarter of 2006, the Company borrowed a total of $2,196,113 from a bank. The loans bear interest with a range of 6.45% to 6.77%, principal and accrued interest are due July and August of 2007 and are collateralized by land use rights, machinery and equipment.

Short Term Notes Payable to Former Shareholders In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. As of March 31, 2007 these notes and accrued interest remain outstanding.

NOTE 5 - STOCKHOLDERS' EQUITY

On February 1, 2007, the Company completed an offering of Units priced at $1.70 per Unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock at an exercise price of $2.38 per share. The Company received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $462,717 amounted to $3,797,183. The Company issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock to 17 accredited investors. The proceeds were allocated to the warrants based upon their fair value or $2,010,219, and the balance of the proceeds was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.80%, expected dividend yield of 0%, expected volatility of 124.39% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights, and the Company is required to file a registration statement including said shares with the Securities and Exchange Commission. The registration statement was filed on March 30, 2007 within the 60 day period prescribed by the registration rights agreement.

NOTE 6 - TRANSFERS OF TECHNOLOGY

During the first quarter of 2007, the Company entered into agreements to sell certain pharmaceutical formulas presently in the research and development stage with two separate transactions to third parties for an aggregate sales price of $1,479,792 which is recorded as other income in the accompanying statement of operations and comprehensive income. Cost of the technology includes transfer (sales) tax of $73,990, which has been recorded as part of general and administrative expenses and $836,404, which is recorded as research and development expense. Together, the two contracts included a combined deposit of $38,453 paid upon signing of the contract, $739,984 payable upon transfer of technological documentation and $701,292 payable upon completion of the transfer of the technological process. A receivable for $1,441,276 has been booked in other receivables.

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


Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with China Pharma Inc.'s consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-QSB.

This filing contains forward-looking statements. The words "anticipated," "believe," "expect", "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect China Pharma management's current views with respect to future events and financial performance and involve risks and uncertainties, including but not limited to changes in general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to increase market share, and various other matters, many of which are beyond China Pharma's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

I. The three months ended March 31, 2007 in brief

During the first quarter of 2007, China Pharma continued to show sound growth and outstanding financial performance. For the three months ended March 31, 2007, the Company's total revenue increased by over 53% to a record high of $7.2 million compared to $4.7 million for the three months ended March 31, 2006. This rapid growth was due to increased sales of existing products and sales of products that were developed during the first quarter of 2007. This was consistent with China Pharma's strategy of launching new products in an increasingly competitive market and exploring potential domestic markets.

The financial performance for the three months ended March 31, 2007 improved compared to the three months ended March 31, 2006. Gross profit increased 49.5% to $3.2 million and net income, not including foreign currency translation adjustment, increased 46.6% to $2.3 million. This growth was attributable to the development of new product processes and new marketing activities. In addition, China Pharma's income increased due to new drug technologies.

For the three months ended March 31, 2007, earnings per common share increased 40% to US$0.07 per share compared to US$0.05 per share for the three months ended March 31, 2006. China Pharma started working closely with biological, chemical and medical institutions to deliver more functional products tailored to the demands of the end-user. Management's goals are centered on achieving stable profit growth. Accordingly, we operate the business based on strategic principles, which have proven successful. Thoroughly exploring the potential in the pharmaceutical field is the key to our success.

We are also concerned with corporate governance as a modern enterprise. In the near future, we will establish a more systematic and long lasting internal controls process for prospective development for the benefit of our shareholders.


II. Business Overview

China Pharma is primarily engaged in the research, development, manufacture, and marketing of pharmaceutical and nutritional supplements. During 2006, we launched two new products, Ozagrel Sodium for Injection and Gastrodin Injection.

We plan to expand our biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Neurotrophicpeptide, we have launched and will continue to launch a variety of biological medicine, including the injected hepatocyte growth-promoting factors, which are expected to fuel additional growth beyond that of Neurotrophicpeptide.

One of our products, Buflomedil Hydrochloride (including raw material, injection and troche) has been recognized in the following ways:

o Designated as the key technology project in Hainan in 2003 by Hai'kou Municipality.

o Received the best commercialized technology award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.

o    Awarded the  national  key new  products  certificate  in 2003 by the State
     Science and Technology Department, State Taxation Bureau, Ministry of Commerce, State Bureau of Quality Supervision, Inspection and Quarantine, and State Environmental Protection Bureau.

In 2003, Helpson attained GMP authentication and the prize as the "best enterprise for supporting SARS medicine" awarded by Hainan Food and Drug Administration, demonstrating our industry leadership. For the three months ended March 31, 2007, our products have been distributed to more than 29 provinces, sovereignties, and autonomous regions around China. Our products have been sold in more than 20 provinces, sovereignties, and autonomous regions. We have 16 sales offices and approximately 550 proxy agents throughout the PRC. The main channels we use to deliver our products are as follows: (1) Distribution system (Proxy Agentsy); (2) Direct sale system to hospitals; (3) Direct representation in clinic hospitals through medical representatives; and (4) Distribution of products to local medical companies through logistics companies.

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

Additionally, on February 1, 2007, China Pharma fulfilled a fund raising equity offering of units priced at $1.70 each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $2.38 per share. China Pharma received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deducting the related offering expenses of $462,717 amounted to $3,797,183. In total, we issued 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of common stock to 17 accredited investors.

III. Trend in the Market.

Studies show that due to the expansion and aging of the world's population, ever-growing numbers of people have age-related diseases, such as cancer, Alzheimer's disease, diabetes and rheumatoid arthritis. These diseases have already become prevalent, especially in developed areas. In a growing and aging population, people need to find more effective methods of treatment.

Patient empowerment has been a factor in high-quality healthcare. Many are better informed about the importance of health issues and medical advancement. Naturally, people today are demanding greater care and access to the latest medical procedures and medicines.

Helpson views this market trend as an opportunity. However, the best way to take advantage of this opportunity is to identify our business risks beforehand. Generally speaking, there are three aspects of risks:

o    External Risk
In recent years, the Chinese medical system has been reformed, resulting in the State Department's establishment of a basic medical insurance system for employees. Considering the social environment and the governmental policy in the pharmaceutical industry in PRC, a large increase in sales can be expected due to local government involvement in the industry. Competition will also be strong across the industry overall. Currently, the company's existing products are competitive in the market and possess growth potential. However, from a long-term perspective, some major western medicine producers are also seeking Chinese market share. This will make the company face strong competition in the natural medicine market sector.

o    Operation Risk
One of the major uncertainties in the Company is the purchase of raw materials. Raw materials are primarily affected by the geographical, island environment of Hainan Province. Because of high transportation costs and the need to supply production requirements, the Company has to store large amounts of inventory to maintain consistent production levels. . In addition, partial raw materials need to be specially ordered which further increases the need to store inventory. Finally, due to the increasing sales, the Company must store a large volume of packaging material.

o    Foreign Currency Risk
Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of the exchange rate fluctuation would inevitably be considered to be material to our business operations.

All of our revenues and expenses are accounted for in Renminbi. But we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there could be no assurance that such exchange rate will not become volatile again or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S.dollar terms, of our net assets and income derived from its operations in the PRC.

IV. Analysis to the financial performance

The following table presents the operations of the Company for the three months ended March 31, 2007 and March 31, 2006; both are denominated in U.S. dollars.


                                                                               For the three months
                                                                                  ended March 31,



                                                                    As a                                 As a            Comparative
                                                                 percentage                           percentage          variance
                                                  2007           of revenue           2006            of revenue          percentage
                                             -------------      -------------     -------------       -------------      -----------

Revenue                                       $ 7,233,768          100.00%        $ 4,732,991           100.00%              52.84%
Cost of revenue                                 3,934,849           54.40%          2,526,020            53.37%              55.77%
                                             -------------                       -------------

Gross profit                                    3,298,919           45.60%          2,206,971            46.63%              49.48%
                                             -------------                       -------------

Operating expenses:
Selling expenses                                  147,883            2.04%             88,030             1.86%              67.99%
General and administrative                      1,380,076           19.08%            264,200             5.58%             422.36%
Research and development                          836,404           11.56%                  -
                                             -------------                       -------------
Total operating expenses                        2,364,363           32.69%            352,230             7.44%             571.26%
                                             -------------                       -------------

Income from operations                            934,556           12.92%          1,854,741            39.19%             -49.61%
                                             -------------                       -------------

Non-operating income (expenses):
Interest income                                    13,775            0.19%                147             0.00%            9270.75%
Interest expense                                  (56,899)          -0.79%            (23,799)           -0.50%             139.08%
Other income                                    1,482,607           20.50%             22,636             0.48%            6449.77%
                                             -------------                       -------------
Total non-operating income (expense)            1,439,483           19.90%             (1,016)           -0.02%         -141781.40%
                                             -------------                       -------------
                                                                     0.00%
Income before taxes                             2,374,039           32.82%          1,853,725            39.17%              28.07%
Income tax expense                                      -            0.00%           (234,789)           -4.96%            -100.00%
                                             -------------                       -------------
Net income                                    $ 2,374,039           32.82%        $ 1,618,936            34.21%              46.64%
                                             -------------                       -------------
Comprehensive income -
 foreign currency translation adjustments         216,416            2.99%             59,085             1.25%             266.28%
                                             -------------                       -------------
Comprehensive income                          $ 2,590,455           35.81%        $ 1,678,021            35.45%              54.38%
                                             -------------               -------------






Revenues

Revenues increased to approximately $7.2 million for the three months ended March 31, 2007 as compared to approximately $4.7 million for the three months ended March 31, 2006. This represents an increase of approximately $2.5 million or 52.8%. This increase was due largely to the development and sales of new products for the three months ended March 31, 2007. The products of Ozagrel Sodium for Injection and Gastrodin Injection comprised a large portion of total sales. Marketing for these new products has also further increased market share. In addition, a distribution network has been further developed over a majority of the 29 provinces or regions in China. Further, with the improvement of production capacity, a significant increase in sales has been made possible by an increased yield capacity, both in new and existing products.

Cost of revenue

Cost of revenue for the three months ended March 31, 2007 was approximately $3.9 million or 54.5% of revenues as compared to $2.5 million or 53.4% of revenues for the three months ended March 31, 2006. The increased cost of sales was due primarily to the increased revenue for the three months ended March 31, 2007.

Gross profit

Gross profit for the three months ended March 31, 2007 was approximately $3 million or 45.6% of revenues as compared to $2.2 million or 46.6% of revenues for the three months ended March 31, 2006. The gross profit for three months ended March 31, 2007 was higher than that for corresponding period by $1.1 million, representing a 49.5% increase. The increase was primarily due to the higher revenue for the three months ended March 31, 2007.

Selling Expenses

Selling  expenses  have  increased  due to an  increase  in  distribution  cost.
Relative to the total operating expenses, selling expenses approximately accounted for 6.3% of total operating expenses for the three months ended March 31, 2007.

General & Administrative Expenses

General and administrative expenses increased from approximately $0.3 million for the three months ended March 31, 2006 to approximately $1.3 million for the three months ended March 31, 2007. Two major factors caused the increase. Due to the nature of pharmaceutical industry in China, the collection cycle of trade receivables is relatively longer. Accordingly, an increased bad debt provision has been accrued with the increase of trade receivables. For the three months ended March 31 2007, the amount accrued for bad debt provision was $1 million as opposed to a small amount accrued for the three months ended March 31, 2006. For the three months ended March 31 2007, R&D expense was comprised of a variety of pharmaceutical products such as Cardiovascular and Cerebrovascular drugs, Natural Herb drugs, Diuretics drugs, Liver protecting drugs, inhibitor drugs and others. In the next two to three years, our company will continue focusing on R&D for sustainable development of product varieties.

Income from operations

There was a decrease in income from operations from approximately $1.8 million for the three months ended March 31, 2006 to approximately $0.9 million for the three months ended March 31, 2007. Although there was an increase in revenue from the development of new products, the longer collection cycle of trade receivables mentioned above offset the increase in revenue and resulted in a decrease in income from operations.

Other income

The amount of other income increased dramatically for the three months ended March 31, 2007. It was approximately $1,482,609 or 26.5% of revenue which was an increase of 6,450% compared to $22,636 or 0.5% of revenues for the corresponding period in 2006. This large increase occured because the Company sold two new drug technologies to third parties after the Company considered that selling these specific new drug technologies would be more effective than pursuing government approval and production development.

Income tax expense

For the three months ended March 31, 2007, the company had no tax expense. The People's Republic of China granted the company a "tax holiday" that allowed the Company to be exempt from income taxes in 2007.

Net Income

Net income, excluding the effect of foreign currency translation, was $2,374,039 for the three months ended March 31, 2007. It was 46.5% higher than the net income of $1,618,936 for the three months ended March 31, 2006. The corresponding growth in operations resulting in a sales increase caused the cost of sales and related expenses as a percentage of total sales to increase. Net income was further increased due to the transfer of new drug technologies.

V. Analysis of the financial position: Liquidity and Capital Resource As of March 31, 2007, the company had cash and cash equivalents of $2,950,719. This represents a 350% increase over the December 31, 2006 balance of $656,441. During the three months ended March 31 2007, the proceeds from sale of common stock and warrants increased by approximately $3,797,183. (Figure 2)


                                                   For the three  For the three
                                                    months ended   months ended
                                                     March 31,      March 31,
                                                        2007           2006
                                                  --------------  -------------



Cash Flows from Operating Activities:              $(1,405,386)   $  (451,860)
Cash Flows from Investing Activities:                   36,093        (24,546)
Cash Flows from Financing Activities:                3,658,323           --

Effect of Exchange Rate Changes on Cash                  5,247         90,110
Cash and Cash Equivalents at Beginning of Period       656,441        461,220
Cash and Cash Equivalents at End of Period         $ 2,950,718    $    74,924




Net cash used in operating activities was $1,405,386 for the three months ended March 31, 2007, nearly three times more than the $ 451,860 used for the period ended at March 31, 2006. This large increase was due to the increase in other receivable and inventory.

Net cash used in investing activities, for purchase of property and equipment decreased to $2,360 at the end of March 2007.

Net cash proceeds for financing activities has increased to $3,797,183 as of March 31, 2007. The increase was primarily due to the proceeds from sale of common stock and warrants.

VI. Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the Company.

VII. Commitments

At March 31, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

VIII. Recently Enacted Accounting Pronouncements

On January 1, 2006, we adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The effects of adoption of SFAS 151 were not material.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the income statement at their fair value, generally over the option vesting period. The effects of adoption of SFAS 123R were not material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaced it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effects of adoption of SFAS 153 were not material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The effects of adoption of SFAS 154 were not material.

In June 2005, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue No.05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The effects of adoption of EITF No. 05-6 were not material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS
155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for our company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 140). SFAS 156 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for our company as of January 1, 2007. The impact of adoption of this statement on our consolidated financial statements, if any, has not yet been determined.

IX. Conclusion

The overall performance during the three months ended March 31, 2007 was outstanding. As a public company in the pharmaceutical industry, we focused on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on R&D. As a result, China Pharma will continue to actively pursue the development and distribution of high-quality products to the market.


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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2007, we completed an offering pursuant to a Subscription and Registration Rights Agreement with 17 accredited investors (the "Investors") in connection with a private placement of 2,505,882 shares of the Company's common stock at $1.7 per share (the "Second Round Financing"). Pursuant to the Agreement, the Investors also received three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock at $2.38 per share. This issuance was made in reliance on Section 4(2) of the Act and was made without general solicitation or advertising.

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



China Pharma Holdings, Inc.

Dated: May 15, 2007                                     By: /s/ Zhilin Li
                                                        -----------------------
                                                        Zhilin Li
                                                        Chief Executive Officer,
                                                        President and Director


Dated: May 15, 2007                                     By: /s/ Xinhua Wu
                                                        -----------------------
                                                        Xinhua Wu
                                                        Chief Financial Officer,
                                                        and Director