Form 10QSB
period 2007-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2007-08-13
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
                  For the Quarterly Period Ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

         Delaware                                           73-1564807
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

As of June 30, 2007, 37,228,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.


Transitional Small Business disclosure format: Yes [ ] No [X]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS



Part I        Financial Information                                            1

Item 1.       Financial Statements                                             1

              Condensed Consolidated Balance Sheets - June 30, 2007 and December
              31, 2006 (unaudited)                                             1

              Condensed Consolidated Statements of Operations and Comprehensive
              Income- Three months ended June 30, 2007 and 2006 (unaudited)    2

              Condensed  Consolidated  Statements  of Cash Flows -Three  months
              ended June 30, 2007 and 2006 (unaudited)                         3

              Notes to Condensed Consolidated Financial Statements (unaudited) 4

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                            7

Item 3.       Controls and Procedures                                         20

Part II       Other Information                                               20

Item 1        Legal proceedings                                               20

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3        Defaults upon senior securities                                 20

Item 4        Submission of matters to a vote of security holders             21

Item 5        Other information                                               21

Item 6.       Exhibits                                                        21

Signatures                                                                    22



Item 1 Financial Statements

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                          June 30,   December 31,
                                                                            2007        2006
                                                                       -----------   -----------
ASSETS
Current Assets:
Cash and cash equivalents ..........................................   $ 2,436,105   $   656,441
Trade accounts receivable, less allowance for doubtful
accounts of $2,548,926 and $1,562,494, respectively ................    16,538,297    12,101,979
Other receivables, less allowance for doubtful
accounts of $54,427 and $27,517, respectively ......................       706,632       355,554
Deferred offering costs ............................................          --          59,390
Advances to suppliers ..............................................     4,421,107     2,255,877
Inventory ..........................................................    12,391,586    10,277,887
                                                                       -----------   -----------
Total Current Assets ...............................................    36,493,727    25,707,128
                                                                       -----------   -----------
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$713,323 and $619,649, respectively ................................     2,629,785     2,725,173
Intangible assets, net of accumulated amortization of
$202,600 and $135,656, respectively ................................        53,224        65,344
Deferred tax assets ................................................        17,159        16,736
                                                                       -----------   -----------
Total Non-current Assets ...........................................     2,700,168     2,807,253
                                                                       -----------   -----------
TOTAL ASSETS .......................................................   $39,193,895   $28,514,381
                                                                       -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable .............................................   $   835,347   $   477,291
Accrued expenses ...................................................       165,386       104,216
Accrued taxes payable ..............................................       168,897       167,419
Other payables .....................................................       113,827       185,096
Advances from customers ............................................       179,625       141,871
Accounts payable -related parties ..................................          --          22,650
Short-term notes payable ...........................................     6,698,773     6,533,649
                                                                       -----------   -----------
Total Current Liabilities ..........................................     8,161,855     7,632,192
                                                                       -----------   -----------
Research and development commitments ...............................        32,788        31,980
                                                                       -----------   -----------
Total Liabilities ..................................................     8,194,643     7,664,172
                                                                       -----------   -----------
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 37,228,938 and 34,723,056 shares issued and outstanding;
respectively .......................................................        37,229        34,723
Additional paid-in capital .........................................    11,559,656     7,764,979
Foreign currency translation adjustment ............................     1,315,554       663,871
Retained earnings ..................................................    18,086,813    12,386,636
                                                                       -----------   -----------
Total Stockholders' Equity .........................................    30,999,252    20,850,209
                                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $39,193,895   $28,514,381
                                                                       -----------   -----------

See the accompanying notes to the unaudited condensed consolidated financial statements.



                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            and COMPREHENSIVE INCOME
                                   (unaudited)

                                           For the three months           For the six months
                                              ended June 30,                ended June 30,
                                        ----------------------------  ---------------------------
                                            2007           2006          2007           2006
                                        -------------  -------------  ------------  -------------

Revenue                                  $ 8,570,256    $ 3,975,569   $15,804,024    $ 8,709,334
Cost of revenue                            4,670,685      2,105,082     8,605,524      4,631,549
                                        -------------  -------------  ------------  -------------
Gross profit                               3,899,571      1,870,487     7,198,500      4,077,785
                                        -------------  -------------  ------------  -------------

Operating expenses:
Selling expenses                             326,147         82,133       474,030        170,161
General and administrative                   203,447        436,340     1,583,523        680,321
Research and development                       4,477              -       840,881              -
                                        -------------  -------------  ------------  -------------
Total operating expenses                     534,071        518,473     2,898,434        850,482
                                        -------------  -------------  ------------  -------------

Income from operations                     3,365,500      1,352,014     4,300,066      3,227,303
                                        -------------  -------------  ------------  -------------

Non-operating income (expenses):
Interest income                               11,633             87        25,408            182
Interest expense                             (58,942)       (24,103)     (115,841)       (47,898)
Other income                                   7,937        120,803     1,490,544        120,461
Bad debt recovery                                  -        627,861             -        626,580
                                        -------------  -------------  ------------  -------------
Total non-operating income (expense)         (39,372)       724,648     1,400,111        699,325
                                        -------------  -------------  ------------  -------------

Income before taxes                        3,326,128      2,076,662     5,700,177      3,926,628
Income tax expense                                 -       (246,200)            -       (525,022)
                                        -------------  -------------  ------------  -------------
Net income                               $ 3,326,128    $ 1,830,462   $ 5,700,177    $ 3,401,606
                                        -------------  -------------  ------------  -------------
Comprehensive income - foreign currency      216,416         62,557       651,683        221,558
translation adjustments                 -------------  -------------  ------------  -------------
Comprehensive income                     $ 3,542,544    $ 1,893,019   $ 6,351,860    $ 3,623,164
                                        -------------  -------------  ------------  -------------

Basic and diluted earnings per common         $ 0.09         $ 0.05        $ 0.15         $ 0.10
share                                   -------------  -------------  ------------  -------------

Weighted-average common shares            37,228,938     34,723,056    36,785,909     34,723,056
outstanding                             -------------  -------------  ------------  -------------


See the accompanying notes to the unaudited condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                   For the six      For the six
                                                   months ended     months ended
                                                     June 30,         June 30,
                                                       2007             2006
                                                  -------------   ------------
Cash Flows from Operating Activities:
Net income .....................................   $ 5,700,177    $ 3,401,606
Depreciation and amortization ..................       201,540        193,065
Changes in assets and liabilities:
Trade accounts receivable ......................    (4,074,259)    (3,348,145)
Other receivables ..............................      (337,438)       (97,112)
Advances to suppliers ..........................    (2,079,529)       161,868
Inventory ......................................    (1,828,719)      (945,068)
Deferred tax assets ............................          --           24,387
Deferred offering costs ........................        60,062           --
Trade accounts payable .........................       341,285        526,675
Accrued expenses ...............................        57,740         84,810
Accrued taxes payable ..........................        (2,715)      (122,285)
Other payables .................................       (75,127)          --
Advances from customers ........................        33,704         17,670
                                                   -----------    -----------
Net Cash Used in Operating Activities ..........    (2,003,279)      (102,529)
                                                   -----------    -----------

Cash Flows from Investing Activities:
Purchase of property and equipment .............       (25,931)      (144,790)
Purchase of intangible assets ..................          --           (2,477)
                                                   -----------    -----------
Net Cash (Used) by Investing Activities ........       (25,931)      (147,267)
                                                   -----------    -----------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants      3,797,183           --
Proceeds from short term notes payable .........          --           31,653
                                                   -----------    -----------
Net Cash Proceeds from Financing Activities ....     3,797,183         31,653
                                                   -----------    -----------

Effect of Exchange Rate Changes on Cash ........        11,691        (47,853)
                                                   -----------    -----------
Net Change in Cash .............................     1,779,664       (265,996)
Cash and Cash Equivalents at Beginning of Period       656,441        461,220
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period .....   $ 2,436,105    $   195,224
                                                   -----------    -----------




See the accompanying notes to the unaudited condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. (the Company) and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (Management) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB report for the year ended December 31, 2006.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Organization - Onny Investment Limited (Onny) was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage.

On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc., formerly TS Electronics (the Company).

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of June 30, 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 1,252,941 shares of Company common stock at an exercise price of $2.38 per share. These are not included in the computation of fully diluted earnings per share as the effect is anti-dilutive due to the exercise price of the warrants exceeding the market price of the stock at June 30, 2007. There are no anti-dilutive securities outstanding at June 30, 2006.

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The Company does not believe that the adoption of SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company's consolidated financial statements, if any, has not yet been determined.

NOTE 2 - INVENTORY

Inventory consisted of the following:


                                           June 30,           December 31,
                                            2007                 2006
                                      ------------------   ------------------
Raw materials                               $ 9,293,117          $ 8,458,181
Work in progress                                 57,942            1,579,410
Finished goods                                3,040,527              240,296
                                      ------------------   ------------------
Total Inventory                            $ 12,391,586         $ 10,277,887
                                      ------------------   ------------------





NOTE 3 - INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities and their respective tax bases and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

According to federal law in the People's Republic of China (PRC), enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal enterprise income tax at a rate of 30%. Effective at the beginning of 2006 and extending through 2007, the PRC granted the Company a tax holiday that allows the Company to be exempt from income taxes for the first two profitable years. This tax holiday further allows the Company to be exempt from 50% of income taxes during the third through the fifth years. The reduced tax rate for 2008 through 2010 is 15%. Additionally, Hainan province is considered a developing economic region which has a reduced statutory tax rate of 15%, which results in a tax holiday rate of 7.5% during the third through the fifth years of profitability.

The Company has a deferred tax asset based upon the temporary differences from the allowance for bad debt. The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 4 - NOTES PAYABLE

Short Term Notes Payable - During the third quarter of 2006, the Company borrowed a total of $2,196,113 from a bank. The loans bore interest with a range of 6.45% to 6.77%, principal and accrued interest were due July and August of 2007 and were collateralized by land use rights, machinery and equipment. On July 13, 2007 the Company renewed the loans with the bank. The renewed loan principal and accrued interest are due on April 25, 2008.

Short Term Notes Payable to Former Shareholders - In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. As of June 30, 2007 these notes and accrued interest remain outstanding.

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

The common shares and the shares underlying the warrants have registration rights and, accordingly a registration statement was filed with the Securities Exchange Commission on March 30, 2007 within the 60 day period prescribed by the registration rights agreement. The registration statement was declared effective on May 4, 2007.

NOTE 6 - TRANSFERS OF TECHNOLOGY

During the first quarter of 2007, the Company entered into agreements to sell certain pharmaceutical formulas presently in the research and development stage with two separate transactions to third parties for an aggregate sales price of $1,479,792 which is recorded as other income, transfer (sales) tax of $73,990, which has been recorded as part of general and administrative expenses and $836,404 recorded as research and development expense in the accompanying statement of operations and comprehensive income for the six months ended June

30, 2007. The amounts due under the contracts were collected during the second quarter of 2007.

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

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi (CNY or (Y)), which must be converted into other currencies before remittance out of the PRC. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with China Pharma Inc.'s consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-QSB.

This filing contains forward-looking statements. The words "anticipated", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect China Pharma management's current views with respect to future events and financial performance and involve risks and uncertainties, including but not limited to changes in general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to increase market share, and various other matters, many of which are beyond China Pharma's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.


I. The Six Months Ended June 30, 2007 In Brief

During the six months ended June 30, 2007, China Pharma continued to show sound growth and outstanding financial performance. For the six months ended June 30, 2007, the Company's total revenue increased by over 81.46% to a record high of $15.8 million compared to $8.7 million for the six months ended June 30, 2006. This rapid growth was due to increased sales of existing products and the products that were developed during the second half year of 2006. This was consistent with China Pharma's strategy of launching new products in an increasingly competitive market and exploring potential domestic markets.

The financial performance for the six months ended June 30, 2007 improved compared to the six months ended June 30, 2006. Gross profit increased 76.53% to $7.2 million and net income, not including foreign currency translation adjustment, increased 67.57% to $5.7 million. This growth was attributable to the development of new product processes and new marketing activities.

For the six months ended June 30, 2007, earnings per common share increased 58.18% to $0.15 per share compared to $0.10 per share for the six months ended June 30, 2006. China Pharma started working closely with a variety of professional pharmaceutical research institutions to deliver more functional products tailored to the demands of the end-user. Management's goals are centered on achieving stable profit growth. Accordingly, we operate the business based on strategic principles, which have proven successful. Thoroughly exploring the potential in the pharmaceutical field is the key to our success.

We are also concerned with corporate governance as a modern enterprise. In the near future, we will establish a more systematic and long lasting internal controls process for prospective development and the benefit of our shareholders.


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

In 2003, Helpson attained GMP authentication and the prize as the best enterprise for supporting SARS medicine awarded by Hainan Food and Drug Administration, demonstrating our industry leadership. For the six months ended June 30, 2007, our products have been distributed to more than 29 provinces, sovereignties, and autonomous regions around China. Our products have been sold in more than 29 provinces, sovereignties, and autonomous regions. We have 16 sales offices and approximately 550 proxy agents throughout the PRC. The main channels we use to deliver our products are as follows: (1) Distribution system (Proxy Agents); (2) Direct sale system to hospitals; (3) Distribution of products to end-market through local medical companies.

Onny Investment Limited (Onny) was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of theF outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage. On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc. formerly TS Electronics, (the Company).

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

All of our revenues and expenses are accounted for in Renminbi. But we use the United States dollar (USD) for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there could be no assurance that such exchange rate will not become volatile again or that the Renminbi will not devalue significantly against the USD. Exchange rate fluctuations may adversely affect the value, in USD terms, of our net assets and income derived from its operations in the PRC.


IV. Analysis to the Financial Performance

The following table presents the operations of the Company for the three months ended June 30, 2007 and June 30, 2006; both are denominated in USD.




                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            and COMPREHENSIVE INCOME
                                   (unaudited)

                                                    For the three months
                                                      ended June 30,             Change       Variance
                                               ----------------------------

                                                  2007             2006
                                              ------------    ------------
Revenue ...................................   $  8,570,256    $  3,975,569    $  4,594,687    115.57%
Cost of revenue ...........................      4,670,685       2,105,082       2,565,603    121.88%
                                              ------------    ------------    ------------    --------

Gross profit ..............................      3,899,571       1,870,487       2,029,084    108.48%
                                              ------------    ------------    ------------    --------

Operating expenses:
Selling expenses ..........................        326,147          82,133         244,014    297.10%
General and administrative ................        203,447         436,340        (232,893)   -53.37%
Research and development ..................          4,477            --             4,477
                                              ------------    ------------    ------------    --------
Total operating expenses ..................        534,071         518,473          15,598      3.01%
                                              ------------    ------------    ------------    --------

Income from operations ....................      3,365,500       1,352,014       2,013,486    148.92%
                                              ------------    ------------    ------------    --------

Non-operating income (expenses):
Interest income ...........................         11,633              87          11,546  13271.26%
Interest expense ..........................        (58,942)        (24,103)        (34,839)   144.54%
Other income ..............................          7,937         120,803        (112,866)   -93.43%
Bad debt recovery .........................           --           627,861        (627,861)  -100.00%
                                              ------------    ------------    ------------    --------
Total non-operating income (expense) ......        (39,372)        724,648        (764,020)  -105.43%
                                              ------------    ------------    ------------    --------

Income before taxes .......................      3,326,128       2,076,662       1,249,466     60.17%
Income tax expense ........................           --          (246,200)        246,200   -100.00%
                                              ------------    ------------    ------------    --------
Net income ................................   $  3,326,128    $  1,830,462    $  1,495,666     81.71%
                                              ------------    ------------    ------------    --------
Comprehensive income - foreign currency ...        216,416          62,557         153,859    245.95%
translation adjustments ...................           --              --              --          --
Comprehensive income ......................   $  3,542,544    $  1,893,019    $  1,649,525     87.14%
                                              ------------    ------------    ------------    --------

Basic and diluted earnings per common share   $       0.09    $       0.05    $       0.04     69.48%
                                              ------------    ------------    ------------    --------

Weighted-average common shares outstanding      37,228,938      34,723,056       2,505,882      7.22%
                                              ------------    ------------    ------------    --------



Analysis for the Three Months Ended June 30, 2007

Revenues

Revenues increased to approximately $8.57 million for the three months ended June 30, 2007 as compared to approximately $3.98 million for the three months ended June 30, 2006. This represents an increase of approximately $4.59 million or 115.57%. This increase was due largely to the increased sales of new products for the three months ended June 30, 2007. In the second quarter, PuSenOK (TM), a Gastrodin injection, which reached the market expectation, increased market share and increased revenues by approximately $1.18 million more than the corresponding period in 2006. In addition, the mature products of Cefaclor dispersible tablets and Neoandrographolade (Chinese plant medicine) revenues dramatically increase by $1.14 million in the second quarter. The new products of Hepatocyte growth-promoting factor for injection, Ozagrel, a Granisetron Hydrochloride injection which was issued after June 2006 boosted the revenue by $1.32 million. On the other hand, because of Chinese medical control, the medicine market is a good marketing environment. The distribution network has been further developed over a majority of the 29 provinces or regions in China. Furthermore, with the improvement of production capacity, a significant increase in sales has been made possible by an increased yield capacity, both in new and existing products.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2007 was approximately $4.67 million or 54.50% of revenues as compared to $2.10 million or 52.95% of revenues for the three months ended June 30, 2006. The increased cost of revenue was due primarily to the increased revenue for the three months ended June 30, 2007.

Gross Profit

Gross profit for the three months ended June 30, 2007 was approximately $3.90 million or 45.50% of revenues as compared to $1.87 million or 47.05% of revenues for the three months ended June 30, 2006. The gross profit for the three months ended June 30, 2007 was higher than that for the corresponding period by $2.03 million, representing a 108.48% increase. The increase was primarily due to the higher revenue for the three months ended June 30, 2007.

Selling Expenses

Selling  expenses  have  increased  due to an  increase  in  distribution  cost.
Relative to the total operating expenses, selling expenses accounted for approximately 61% of total operating expenses for the three months ended June 30, 2007. The two reasons are the expense for the printing and distributing of throwaway materials increased and increased salary, travel, and office expenses from employing 35 additional sales representatives.

General & Administrative Expenses

General and administrative expenses decreased from approximately $0.4 million for the three months ended June 30, 2006 to approximately $0.2 million for the three months ended June 30, 2007. The slight decrease is mainly from the Company spending less on entertainment expenses, travel expenses, and office expenses.

Income from Operations

There was an increase in income from operations from approximately $1.35 million for the three months ended June 30, 2006 to approximately $3.37 million for the three months ended June 30, 2007. The increase was primarily due to an increase in capacity and customers for the three months ended June 30, 2007.

Other Income

The amount of other income decreased for the three months ended June 30, 2007. It was approximately $7,937 which was decrease of 93.43% compared to $120,803 or 3% of revenues for the corresponding period in 2006. The decrease is from a tax subsidy for the corresponding period in 2006, but no subsidy was received for the three months ended June 30, 2007.

Bad Debt Recovery

For the three months ended June 30, 2006, the Company collected trade receivables which were past due and were accrued in the allowance for bad debt at March 31, 2006, the result was a bad debt recovery of $627,861 for these trade receivables. For the three months ended June 30, 2007, there were no trade receivables collected that had been previously allowed against.

Income Tax Expense

For the three months ended June 30, 2007, the Company had no tax expense. The People's Republic of China granted the Company a tax holiday that allowed the Company to be exempt from income taxes in 2007.

Net Income

Net income, excluding the effect of foreign currency translation, was $3,326,128 for the three months ended June 30, 2007. It was 81.71% higher than the net income of $1,830,462 for the three months ended June 30, 2006. The corresponding growth in operations resulting in revenue increases caused the cost of revenue and related expenses, as a percentage of total revenues, to increase.

Analysis for the Six Months Ended June 30, 2007

The following table presents the operations of the Company for the six months ended June 30, 2007 and June 30, 2006; both are denominated in USD.




                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            and COMPREHENSIVE INCOME
                                   (unaudited)

                                                    For the six months
                                                     ended June 30,             Change         Variance
                                            --------------------------------
                                                  2007            2006
                                              ------------    ------------
Revenue ...................................   $ 15,804,024    $  8,709,334    $  7,094,690      81.46%
                                              ------------    ------------    ------------    --------
Cost of revenue ...........................      8,605,524       4,631,549       3,973,975      85.80%
                                              ------------    ------------    ------------    --------

Gross profit ..............................      7,198,500       4,077,785       3,120,715      76.53%
                                              ------------    ------------    ------------    --------

Operating expenses:
Selling expenses ..........................        474,030         170,161         303,869     178.58%
General and administrative ................      1,583,523         680,321         903,202     132.76%
Research and development ..................        840,881            --           840,881
                                              ------------    ------------    ------------    --------
Total operating expenses ..................      2,898,434         850,482       2,047,952     240.80%
                                              ------------    ------------    ------------    --------

Income from operations ....................      4,300,066       3,227,303       1,072,763      33.24%
                                              ------------    ------------    ------------    --------

Non-operating income (expenses):
Interest income ...........................         25,408             182          25,226   13860.44%
Interest expense ..........................       (115,841)        (47,898)        (67,943)    141.85%
Other income ..............................      1,490,544         120,461       1,370,083    1137.37%
Bad debt recovery .........................           --           626,580        (626,580)   -100.00%
                                              ------------    ------------    ------------    --------
Total non-operating income (expense) ......      1,400,111         699,325         700,786     100.21%
                                              ------------    ------------    ------------    --------

Income before taxes .......................      5,700,177       3,926,628       1,773,549      45.17%
Income tax expense ........................           --          (525,022)        525,022    -100.00%
                                              ------------    ------------    ------------    --------
Net income ................................   $  5,700,177    $  3,401,606    $  2,298,571      67.57%
                                                              ------------    ------------    --------
Comprehensive income - foreign currency ...        651,683         221,558         430,125     194.14%
translation adjustments ...................           --              --              --
Comprehensive income ......................   $  6,351,860    $  3,623,164    $  2,728,696      75.31%
                                              ------------    ------------    ------------    --------

Basic and diluted earnings per common share   $       0.15    $       0.10    $       0.06      58.18%
                                              ------------    ------------    ------------    --------

Weighted-average common shares outstanding      36,785,909      34,723,056       2,062,853       5.94%
                                              ------------    ------------    ------------    --------

Revenues

Revenues increased to approximately $15.80 million for the six months ended June 30, 2007 as compared to approximately $8.71 million for the six months ended June 30, 2006. This represents an increase of approximately $7.09 million or 81.46%. In the second quarter, PuSenOK (TM), a Gastrodin injection, which reached the market expectation, increased market share and increased revenues by approximately $2.65 million more than the corresponding period in 2006. In addition, the mature products of Cefaclor dispersible tablets and Neoandrographolade (Chinese plant medicine) revenues dramatically increase by

$2.06 million in the second quarter. The new products of Hepatocyte growth-promoting factor for injection, Ozagrel, a Granisetron Hydrochloride injection, which issued after June 2006 boosted the revenue by $2.72 million. Additionally, because of Chinese medical control, the medicine market runs in a better marketing environment. The distribution network has been further developed over a majority of the 29 provinces or regions in China. Further, with the improvement of production capacity, a significant increase in sales has been made possible by an increased yield capacity, both in new and existing products.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2007 was approximately $8.61 million or 54.45% of revenues as compared to $4.63 million or 53.18% of revenues for the six months ended June 30, 2006. The increased cost of revenue was due primarily to the increased revenue for the six months ended June 30, 2007.

Gross Profit

Gross profit for the six months ended June 30, 2007 was approximately $7.20 million or 45.55% of revenues as compared to $4.07 million or 46.82% of revenues for the six months ended June 30, 2006. The gross profit the for six months ended June 30, 2007 was higher than that for the corresponding period by $3.12 million, representing a 76.53% increase. The increase was primarily due to the higher revenue for the six months ended June 30, 2007.

Selling Expenses

Selling  expenses  have  increased  due to an  increase  in  distribution  cost.
Relative to the total operating expenses, selling expenses accounted for approximately 16.35% of total operating expenses for the six months ended June 30, 2007.Thereasons are that the expense for the printing and distributing of throwaway materials increased and due to the salary, travel expenses, and office expenses from employing 35 additional sales representatives.

General & Administrative Expenses

General and administrative expenses increase from approximately $0.6 million for the six months ended June 30, 2006 to approximately $1.58 million for the six months ended June 30, 2007. The allowance for doubtful accounts was increased as a result of an increase in trade receivable for the six months ended June 30, 2007.

Research and Development

As one of our strategies, selling certain formulas to other pharmaceutical companies is not an expedient tactic; instead, it is an organic part of our overall strategy for development. We have solid R&D capabilities, and selling some formulas out of our newly developed formulas can make greater profits than otherwise maturing them into final products for marketing. Selling of such formulas won't pose any unfavorable impact upon the Company.

Income from Operations

There was an increase in income from operations from approximately $3.23 million for the six months ended June 30, 2006 to approximately $4.30 million for the six months ended June 30, 2007.The increase was primarily due to the higher revenue for the six months ended June 30, 2007.

Other Income

The amount of other income increased for the six months ended June 30, 2007. It was approximately $1.49 million or 9.43% of revenue which was an increase of 1137.37% compared to $120,461 or 1.38% of revenues for the corresponding period in 2006.The increase came from the sale of the drug formula.

Income Tax Expense

For the six months ended June 30, 2007, the Company had no tax expense. The People's Republic of China granted the Company a tax holiday that allowed the Company to be exempt from income taxes in 2007.

Net Income

Net income, excluding the effect of foreign currency translation, was $5,700,177 for the six months ended June 30, 2007. It was 67.57% higher than the net income of $3,401,606 for the six months ended June 30, 2006. The corresponding growth in operations resulting in revenue increases caused the cost of revenue and related expenses, as a percentage of total revenues, to increase.

V. Analysis of Fthe Financial Position

Liquidity and Capital Resource

As of June 30, 2007, the Company had cash and cash equivalents of $2,436,105. This represents a 271.11% increase over the December 31, 2006 balance of $656,441. During the six months ended June 30, 2007, the proceeds from sale of common stock and warrants increased by approximately $3,797,183. (Figure 2)

                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                   For the six      For the six
                                                   months ended     months ended
                                                     June 30,         June 30,
                                                       2007             2006
                                                  -------------   ------------
Cash Flows from Operating Activities:
Net income .....................................   $ 5,700,177    $ 3,401,606
Depreciation and amortization ..................       201,540        193,065
Changes in assets and liabilities:
Trade accounts receivable ......................    (4,074,259)    (3,348,145)
Other receivables ..............................      (337,438)       (97,112)
Advances to suppliers ..........................    (2,079,529)       161,868
Inventory ......................................    (1,828,719)      (945,068)
Deferred tax assets ............................          --           24,387
Deferred offering costs ........................        60,062           --
Trade accounts payable .........................       341,285        526,675
Accrued expenses ...............................        57,740         84,810
Accrued taxes payable ..........................        (2,715)      (122,285)
Other payables .................................       (75,127)          --
Advances from customers ........................        33,704         17,670
                                                   -----------    -----------
Net Cash Used in Operating Activities ..........    (2,003,279)      (102,529)
                                                   -----------    -----------

Cash Flows from Investing Activities:
Purchase of property and equipment .............       (25,931)      (144,790)
Purchase of intangible assets ..................          --           (2,477)
                                                   -----------    -----------
Net Cash (Used) by Investing Activities ........       (25,931)      (147,267)
                                                   -----------    -----------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants      3,797,183           --
Proceeds from short term notes payable .........          --           31,653
                                                   -----------    -----------
Net Cash Proceeds from Financing Activities ....     3,797,183         31,653
                                                   -----------    -----------

Effect of Exchange Rate Changes on Cash ........        11,691        (47,853)
                                                   -----------    -----------
Net Change in Cash .............................     1,779,664       (265,996)
Cash and Cash Equivalents at Beginning of Period       656,441        461,220
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period .....   $ 2,436,105    $   195,224
                                                   -----------    -----------


Net cash used in operating activities was $2,003,279 for the six months ended June 30, 2007, nearly twenty times more than the $102,529 used for the period ended at June 30, 2006. This large decrease was due to the increase in trade account receivable, inventory and advance to suppliers. The collection term of trade account receivable was long relatively in Chinese medicine industry. The Company had to pay in cash to purchase raw materials for production to meet the large amount of sales in the coming half year. Net cash used in investing activities, for purchase of property and equipment decreased to $25,931 at the end of June 2007. Net cash proceeds for financing activities increased to $3,797,183 as of June 30, 2007. The increase was primarily due to the proceeds from sale of common stock and warrants.

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

The common shares and the shares underlying the warrants have registration rights and, accordingly a registration statement was filed with the Securities Exchange Commission on March 30, 2007 within the 60 day period prescribed by the registration rights agreement. The registration statement was declared effective on May 4, 2007.


VI. Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the Company.


VII. Commitments

At June 30, 2007, the Company had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.


VIII. Recently Enacted Accounting Pronouncements

On January 1, 2006, we adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The effects of adoption of SFAS 151 were not material.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R also superseded APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123R, share-based payments to employees, including the fair value of grants of employee stock options, are recognized in the income statement at their fair value, generally over the option vesting period. The effects of adoption of SFAS 123R were not material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets--An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (SFAS 153). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaced it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effects of adoption of SFAS 153 were not material.

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

In June 2005, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No.05-6, determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The effects of adoption of EITF No. 05-6 were not material.

In February 2006, the FASB issued SFAS No. 155, accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140 (SFAS
155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company's consolidated financial statements, if any, has not yet been determined.

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

IX. Conclusion

The overall performance during the six months ended June 30, 2007 was outstanding. As a public company in the pharmaceutical industry, we focused on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on R&D. As a result, the Company will continue to actively pursue the development and distribution of high-quality products to the market.


Item 3 - Controls and Procedures

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


                           PART II. OTHER INFORMATION

Item 1 Legal Proceedings

From time to time, the company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The company is currently not aware of any such legal proceeding or claims that the company believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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



China Pharma Holdings, Inc.

Dated: August 10, 2007                          By: /s/ Zhilin Li
                                                -----------------------
                                                Zhilin Li
                                                Chief Executive Officer,
                                                President and Director


Dated: August 10, 2007                          By: /s/ Xinhua Wu
                                                ---------------------
                                                Xinhua Wu
                                                Chief Financial Officer,
                                                and Director