Form 10QSB
period 2007-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2007-11-14
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                For the Quarterly Period Ended September 30, 2007

[.] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

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

As of September 30, 2007, 37,228,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.


Transitional Small Business disclosure format: Yes [ ] No [X]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


Part I    Financial Information                                                1

Item 1.   Financial Statements                                                 1

          Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006 (unaudited)
                                                                               1

          Condensed Consolidated Statements of Operations and Comprehensive Income - Three and Nine months ended September 30, 2007 and 2006
          (unaudited)                                                          2

          Condensed  Consolidated  Statements  of Cash Flows - Nine months
          ended September 30, 2007 and 2006 (unaudited)                        3

          Notes to Condensed Consolidated Financial Statements (unaudited)     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7

Item 3.   Controls and Procedures                                             19

Part II   Other Information                                                   19

Item 1    Legal proceedings                                                   19

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3    Defaults upon senior securities                                     20

Item 4    Submission of matters to a vote of security holders                 20

Item 5    Other information                                                   20

Item 6    Exhibits                                                            20

Signatures                                                                    21



Item 1 Financial Statements (Unaudited)

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                            September 30,  December 31,
                                                                2007          2006
                                                             -----------   -----------

ASSETS
Current Assets:
Cash and cash equivalents                                    $ 1,715,650   $   656,441
Trade accounts receivable, less allowance for doubtful
accounts of $2,554,705 and $1,562,494, respectively           17,118,699    12,101,979
Other receivables, less allowance for doubtful
accounts of $54,910 and $27,517, respectively                    726,200       355,554
Deferred offering costs                                             --          59,390
Advances to suppliers                                          4,903,250     2,255,877
Inventory                                                     13,716,136    10,277,887
                                                             -----------   -----------
Total Current Assets                                          38,179,935    25,707,128
                                                             -----------   -----------
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$935,328 and $619,649, respectively                            2,621,864     2,725,173
Intangible assets, net of accumulated amortization of
$229,433 and $135,656, respectively                            2,065,264        65,344
Deferred tax assets                                               17,403        16,736
                                                             -----------   -----------
Total Non-current Assets                                       4,704,531     2,807,253
                                                             -----------   -----------
TOTAL ASSETS                                                 $42,884,466   $28,514,381
                                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                                       $   781,630   $   477,291
Accrued expenses                                                 193,154       104,216
Accrued taxes payable                                            175,084       167,419
Other payables                                                    56,407       185,096
Advances from customers                                          195,977       141,871
Accounts payable -related parties                                   --          22,650
Short-term notes payable                                       6,794,296     6,533,649
                                                             -----------   -----------
Total Current Liabilities                                      8,196,548     7,632,192
                                                             -----------   -----------
Research and development commitments                              33,255        31,980
                                                             -----------   -----------
Total Liabilities                                              8,229,803     7,664,172
                                                             -----------   -----------
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 37,228,938 and 34,723,056 shares issued and
outstanding, respectively                                         37,229        34,723
Additional paid-in capital                                    11,559,656     7,764,979
Foreign currency translation adjustment                        1,886,200       663,871
Retained earnings                                             21,171,578    12,386,636
                                                             -----------   -----------
Total Stockholders' Equity                                    34,654,663    20,850,209
                                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $42,884,466   $28,514,381
                                                             -----------   -----------



           See the accompanying footnotes to the unaudited condensed, consolidated financial statements.



                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                             For the three months             For the nine months
                                              ended September 30,             ended September 30,
                                          ----------------------------    ----------------------------
                                               2007            2006            2007            2006
                                          ------------    ------------    ------------    ------------


Revenue                                   $  8,293,497    $  5,015,272    $ 24,097,521    $ 13,721,587
Cost of revenue                              4,413,042       2,521,205      13,018,566       7,151,898
                                          ------------    ------------    ------------    ------------

Gross profit                                 3,880,455       2,494,067      11,078,955       6,569,689
                                          ------------    ------------    ------------    ------------

Operating expenses:
Selling expenses                               422,098          42,966         896,128         213,350
General and administrative                     328,743         100,650       1,912,266         333,654
Research and development                         5,941         125,359         846,822         124,715
2007 Bad debt expense (recovery)                  --           152,142            --           (28,349)
                                          ------------    ------------    ------------    ------------
Total operating expenses                       756,782         421,117       3,655,216         643,370
                                          ------------    ------------    ------------    ------------

Income from operations                       3,123,673       2,072,950       7,423,739       5,926,319
                                          ------------    ------------    ------------    ------------

Non-operating income (expenses):
Interest income                                  4,400             408          29,808             588
Interest expense                               (50,857)        (39,872)       (166,698)        (87,690)
Other income                                     7,549            --         1,498,093            --
                                          ------------    ------------    ------------    ------------
Total non-operating income (expense)           (38,908)        (39,464)      1,361,203         (87,102)
                                          ------------    ------------    ------------    ------------

Income before taxes                          3,084,765       2,033,486       8,784,942       5,839,217
Income tax expense                                --          (326,661)           --          (730,560)
                                          ------------    ------------    ------------    ------------
Net income                                $  3,084,765    $  1,706,825    $  8,784,942    $  5,108,657
                                          ============    ============    ============    ============
Comprehensive income - foreign currency        570,646          25,307       1,222,329         137,964
translation adjustments                   ------------    ------------    ------------    ------------
Comprehensive income                      $  3,655,411    $  1,732,132    $ 10,007,271    $  5,246,621
                                          ============    ============    ============    ============

Basic and diluted earnings per common     $       0.08    $       0.05    $       0.24    $       0.15
share                                     ============    ============    ============    ============

Weighted-average common shares              37,228,938      34,723,056      36,935,208      34,723,056
outstanding                               ============    ============    ============    ============




            See the accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For the nine   For the nine
                                                   months ended   months ended
                                                   September 30,  September 30,
                                                       2007           2006
                                                   -----------    -----------
Cash Flows from Operating Activities:
Net income                                         $ 8,784,942    $ 5,108,657
Depreciation and amortization                          322,098        288,142
Changes in assets and liabilities:
Trade accounts receivable                           (4,440,513)    (5,405,382)
Other receivables                                     (349,117)       (99,868)
Advances to suppliers                               (2,504,684)       152,181
Inventory                                           (2,965,836)    (2,618,835)
Deferred tax assets                                       --            8,029
Deferred offering costs                                 60,487           --
Trade accounts payable                                 279,420        354,002
Accrued expenses                                        83,034         11,071
Accrued taxes payable                                     --         (197,707)
Other payables                                        (134,647)       144,450
Advances from customers                                 47,448         31,586
                                                   -----------    -----------
Net Cash Used in Operating Activities                 (817,368)    (2,223,674)
                                                   -----------    -----------

Cash Flows from Investing Activities:
Purchase of property and equipment                     (77,313)      (169,508)
Purchase of intangible assets                       (1,993,288)          --
                                                   -----------    -----------
Net Cash (Used) by Investing Activities             (2,070,601)      (169,508)
                                                   -----------    -----------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants      3,797,183           --
Proceeds from short term notes payable                    --        2,120,150
                                                   -----------    -----------
Net Cash Proceeds from Financing Activities          3,797,183      2,120,150
                                                   -----------    -----------

Effect of Exchange Rate Changes on Cash                149,995          5,199
                                                   -----------    -----------
Net Change in Cash                                   1,059,209       (267,833)
                                                   -----------    -----------
Cash and Cash Equivalents at Beginning of Period       656,441        461,220
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period         $ 1,715,650    $   193,387
                                                   -----------    -----------



     See the accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of September 30, 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 1,252,941 shares of Company common stock at an exercise price of $2.38 per share. These are not included in the computation of fully diluted earnings per share as the effect is anti-dilutive due to the exercise price of the warrants exceeding the market price of the stock at September 30, 2007. There are no anti-dilutive securities outstanding at September 30, 2006.

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



NOTE 2 - INVENTORY

Inventory consisted of the following:

                           September 30,  December 31,
                               2007          2006
                            -----------   -----------
Raw materials               $10,622,087   $ 8,458,181
Work in progress              3,035,280     1,579,410
Finished goods                   58,769       240,296
                            -----------   -----------
Total Inventory             $13,716,136   $10,277,887
                            -----------   -----------


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

Short Term Notes Payable to Former Shareholders - In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. As of September 30, 2007 these notes and accrued interest remain outstanding.



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

NOTE 6 - TRANSFERS OF TECHNOLOGY

During the first quarter of 2007, the Company entered into agreements to sell certain pharmaceutical formulas presently in the research and development stage with two separate transactions to third parties for an aggregate sales price of $1,479,792 which is recorded as other income, transfer (sales) tax of $73,990, which has been recorded as part of general and administrative expenses and $836,404 recorded as research and development expense in the accompanying statement of operations and comprehensive income for the nine months ended September 30, 2007. The amounts due under the contracts were collected during the second quarter of 2007.

During the third quarter of 2007, the Company entered into agreements to acquire certain pharmaceutical formulas from an unrelated party for cash for an aggregate purchase price of $1,993,388. This has been recorded under the caption Intangible assets in the accompanying balance sheet as of September 30, 2007.



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


I. The Nine Months Ended September 30, 2007 In Brief

During the nine months ended September 30, 2007, China Pharma continued to show sound growth and outstanding financial performance. For the nine months ended September 30, 2007, the Company's total revenue increased by over 75.62% to a record high of $24 million compared to $14 million for the nine months ended September 30, 2006. This rapid growth was due to increased sales of existing products and the products that were developed during the second half year of 2006. This was consistent with China Pharma's strategy of launching new products in an increasingly competitive market and exploring potential domestic markets.

The financial performance for the nine months ended September 30, 2007 improved compared to the nine months ended September 30, 2006. Gross profit increased by 68.64% to $11.08 million and net income, not including foreign currency translation adjustment, increased by 71.96% to $8.78 million. This growth was attributable to the development of new product processes and strengthening our marketing.

For the nine months ended September 30, 2007, earnings per common share increased 61.66% to $0.24 per share compared to $0.15 per share for the nine months ended September 30, 2006. China Pharma started working closely with a variety of professional pharmaceutical research institutions to deliver more functional products tailored to the demands of the end-user. Management's goals are centered on achieving stable profit growth. Accordingly, we operate the business based on strategic principles, which have proven successful. Thoroughly exploring the potential in the pharmaceutical field is the key to our success.

We are also concerned with corporate governance as a modern enterprise. In the near future, we will establish a more systematic and long lasting internal controls process for prospective development and the benefit of our shareholders.


II. Business Overview

China Pharma is primarily engaged in the research, development, manufacture, and marketing of pharmaceutical and nutritional supplements. During 2007, we launched two new products, Alginic Sodium Diester and Granisetron hydrochloride.

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

In 2003, Helpson attained GMP authentication and the prize as the best enterprise for supporting SARS medicine awarded by Hainan Food and Drug Administration, demonstrating our industry leadership. For the nine months ended September 30, 2007, our products have been distributed to more than 29 provinces, sovereignties, and autonomous regions around China. Our products have been sold in more than 29 provinces, sovereignties, and autonomous regions. We have 16 sales offices and approximately 680 proxy agents throughout the PRC. The main channels we use to deliver our products are as follows: (1) Distribution system (Proxy Agents); (2) Direct sale system to hospitals; (3) Distribution of products to end-market through local medical companies.

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



IV.  Analysis of financial  performance for the three months ended September 30,
     2007


                            CHINA PHARMA HOLDING INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            and COMPREHENSIVE INCOME
                                   (unaudited)

                                           For the three months
                                            ended September 30,            Change          Variance
                                        ----------------------------
                                            2007           2006
                                        ------------    ------------    ------------

Revenue                                 $  8,293,497    $  5,015,272    $  3,278,225         65.36%
                                                                        ============

Cost of revenue                            4,413,042       2,521,205       1,891,837         75.04%
                                        ------------    ------------    ------------    ------------

Gross profit                               3,880,455       2,494,067       1,386,388         55.59%
                                        ------------    ------------    ------------    ------------

Operation expenses:
 Selling expenses                            422,098          42,966         379,132        882.40%
 Genenral and administrative                 328,743         100,650         228,093        226.62%
 Research and development                      5,941         125,359        (119,418)       -95.26%
 Bad debt expense (recovery)                    --           152,142        (152,142)      -100.00%
                                        ------------    ------------    ------------    ------------
Total operating expenses                     756,782         421,117         335,665         79.71%
                                        ------------    ------------    ------------    ------------

Income from operations                     3,123,673       2,072,950       1,050,723         50.69%
                                        ------------    ------------    ------------    ------------

Non-operating income(expenses):
 Interest income                               4,400             408           3,992        978.43%
 Interest expense                            (50,857)        (39,872)        (10,985)        27.55%
 Other income                                  7,549            --             7,549
                                        ------------    ------------    ------------    ------------
Total non-operating income(expense)          (38,908)        (39,464)            556         -1.41%
                                        ------------    ------------    ------------    ------------

Income before taxes                        3,084,765       2,033,486       1,051,279         51.70%
Income tax expense                              --          (326,661)        326,661       -100.00%
                                        ------------    ------------    ------------    ------------
Net income                              $  3,084,765    $  1,706,825    $  1,377,940         80.73%
                                        ============    ============    ============    ============
Comprehensive income -foreign
currency translation adjustments             570,646          25,307         545,339       2154.89%
                                        ------------    ------------    ------------    ------------
Comprehensive income                    $  3,655,411    $  1,732,132    $  1,923,279        111.04%
                                        ============    ============    ============    ============

Basic and diluted earnings per common
                                        ------------    ------------    ------------    ------------
share                                   $       0.08    $       0.05    $       0.03         68.57%
                                        ============    ============    ============    ============

Weighted-average common shares
outstanding                               37,228,938      34,723,056       2,505,882          7.22%
                                        ============    ============    ============    ============



Revenues

Revenues for the three months ended September 30, 2007 is in the amount of around $8.3 million, there is an approximately $3.28 million (or 65.36%)
increase as compared to the corresponding period in 2006. The dramatic improvement in sales revenue was due to the following reasons; on the demand side, taking advantage of the booming of China's economy, the demand for medical products increased a lot. On the supply side, our output has been expanded to cope with the increased market demands, more efforts have been put in marketing of our products, and distribution channels have been widened. Our matured products have been well-accepted by customers, the revenues from these products increased steadily (23% more than corresponding figure last year) and it contributes approximately $1.18 million to the total increase of revenues in this quarter. Some of the maturated products that achieved large increases are; Andrographolide has increased by 135.07%, Cefaclor has increased by 99.63%, Neurotrophicpetide increased by 72.58%, Buflomedil has increased by 64.12%. Products which had been introduced last year are in the maturity stage now, revenues from these products increased as well, and it contributes around $0.45 million to the total increase of revenues in this quarter. Some of those products that show good increase in revenues are, Ozagrel has increased by $0.397 million. Finally, the new products that have been introduced this year matched with the market demand, and are well-recognized by the customers, and it contributes $1.39 million to the total increase in revenues this quarter, within this increase, Granisetron hydrochloride has contributed $0.779 million, and Alginic Sodium Diester has contributed $0.58 million.

Cost of revenue

Cost of revenue for the three months ended September 30, 2007 was approximately $4.41 million, it accounts for about 53.21% of the revenues, as compared to the $2.52 million costs for the third quarter last year, the amount has increased by $1.89 million or 75%, this was primarily due to the increase in sales volume this quarter.

Gross profit

Compared with the gross profits of the corresponding period in 2006 (gross profit $2.49 million, gross margin 49.73%), gross profit for the three months ended September 30, 2007 has increased by about $1.39 million or 55.59%, and reached at around $3.88 million, the gross margin is 46.79%. The improved profit was due to the substantially increase in revenues this period.

Selling Expenses

The selling expenses for the three months ended September 30, 2007 have increased a lot (by $379,132) and reached at $422,098, it represents 55.78% of the total operating expenses. During this year, to broaden our market share further, we have spent a lot of money in marketing of our products, 70 new salespersons have been recruited, in line with this, traveling expenses, office expenses and salaries have increased.

General & Administrative Expenses

General and administrative expenses incurred this quarter are $328,743; it stands for around 43% of the total operating expenses. It has increased by $228,093 as compared to the corresponding period last year. This was mainly caused by a large sum of expenses spend in design of new packaging style (amount to $94 thousands), and because the carrying amount of the intangible assets has increased, the amortization expenses of intangible asset have also increased (by around $34 thousands), and as a result of the increased sales volume, traveling fees and office expense have increased a lot as well.

Income from operations

Income from operations has increased by approximately $1.05 million and came to $3.12 million, which is, increased by 50.69%. This is a result of the 55.59% increase in gross profit.

Interest income

Interest income has increased by $3,992 compared with the corresponding period last year, this was caused by the generous cash inflows this year and the resulted increase in cash balances.

Interest expense

Interest expense has increased by $10,985 for the year ended 30 September 2007; the reason was, a sum of loans (?12,000,000@6.4496% per year, and ?5,000,000@6.7721% per year) have expired and have been repaid, and shortly after the repayment, we entered into a new contract of loan, the amount is ?17,000,000 and the interest is 7.182% per year. As the interest rate increases, interest expenses increase as well.

Income tax expense

For the three months ended September 30, 2007, the company has no tax expense, because the company has been granted a tax holiday by the government, and this allowed the company to be exempted from income taxes in 2007.

Net income

Although expenses have been increased this quarter compared with last year, the huge increase in revenue and gross profit and exempted from income taxes made this quarter's net income improved to $3,084,765(1), that is, 80.73% higher than the net income of $1,706,825 for the three months ended September 30, 2006.







-----------------------------------
(1) Exclude the effects of foreign currency translation.


V.   Analysis of financial  performance  for the nine months ended September 30,
     2007

                            CHINA PHARMA HOLDING INC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            and COMPREHENSIVE INCOME
                                   (unaudited)

                                             For the nine months
                                             ended September 30,            Change        Variance
                                        ----------------------------
                                            2007            2006
                                        ------------    ------------

Revenue                                 $ 24,097,521    $ 13,721,587    $ 10,375,934         75.62%
                                        ------------    ------------    ------------    ------------
Cost of revenue                           13,018,566       7,151,898       5,866,668         82.03%
                                        ------------    ------------    ------------    ------------

Gross profit                              11,078,955       6,569,689       4,509,266         68.64%
                                        ------------    ------------    ------------    ------------

Operation expenses:
 Selling expenses                            896,128         213,350         682,778        320.03%
 Genenral and administrative               1,912,266         333,654       1,578,612        473.13%
 Research and development                    846,822         124,715         722,107        579.01%
 Bad debt expense(recovery)                     --           (28,349)         28,349       -100.00%
                                        ------------    ------------    ------------    ------------
Total operating expenses                   3,655,216         643,370       3,011,846        468.14%
                                        ------------    ------------    ------------    ------------

Income from operations                     7,423,739       5,926,319       1,497,420         25.27%
                                        ------------    ------------    ------------    ------------
Non-operating income(expenses):
 Interest income                              29,808             588          29,220       4969.39%
 Interest expense                           (166,698)        (87,690)        (79,008)        90.10%
 Other income                              1,498,093            --         1,498,093
                                        ------------    ------------    ------------    ------------
Total non-operating income(expense)        1,361,203         (87,102)      1,448,305      -1662.77%
                                        ------------    ------------    ------------    ------------

Income before taxes                        8,784,942       5,839,217       2,945,725         50.45%
Income tax expense                              --          (730,560)        730,560       -100.00%
                                        ------------    ------------    ------------    ------------
Net income                              $  8,784,942    $  5,108,657    $  3,676,285         71.96%
                                        ============    ============    ============    ============
Comprehensive income -foreign
currency translation adjustments           1,222,329         137,964       1,084,365        785.98%
                                        ------------    ------------    ------------    ------------
Comprehensive income                    $ 10,007,271    $  5,246,621    $  4,760,650         90.74%
                                        ============    ============    ============    ============
Basic and diluted earnings per common
share                                   $       0.24    $       0.15    $       0.09         61.66%
                                        ============    ============    ============    ============
Weighted-average common shares
outstanding                               36,935,208      34,723,056       2,212,152          6.37%




Revenues

Revenues reached at $24 million at the end of September 30 2007, as compared to last year (about $14 million); there is an increase of $10 million, that is, 75.62%. All three quarters outperformed last year's corresponding figures, this is due to the improvement of our output and distribution channels, and increased market recognition of our products. Revenues from our matured products have increased dramatically, and the newly introduced products, due to the correct market targeting, are well-welcomed by the customers, and it brought us $3.46 millions of revenues.

Cost of revenues

Cost of revenue for the nine months ended September 30, 2007 was approximately $13 million, it accFounts for about 54% of the revenues, as compared to the $7.2 million costs for the third quarter last year, the amount has increased by $5.87 million or 82.3%, this is a result of increased sales volume.

Gross profit

Compared with the gross profits for the nine month ended 2006 (gross profit $6.57 million, gross margin 47.88%), gross profit for the nine months ended September 30, 2007 has increased by approximately $4.51 million or 68.64%, and reached at around $11.08 million, the gross margin is 45.98%. The improved profit is due to the huge increase in revenues this period.

Selling Expenses

Selling expenses have increased by $0.68 million, reached at $0.89 million; it represents 24.51% of the total operating costs. Due to our marketing potency has been strengthened, the demand to our products increases. There is a great leap in our output to cope with the demand, and marketing expenses have increased as more salesperson's salaries and traveling expenses have to be paid.


General and administrative expenses

General and administrative expenses have increased by $1.58 million, reached at $1.91 million; it represents 52.32% of the total operating costs. As more sales volumes have been achieved, more office expenses, and traveling fees have been incurred this year, and because the increase in intangible assets, more amortization expenses have been incurred as well. Also the launch of new products is the reason for the increase.

Income from operations

Due to the generous increase in gross profits, there was an increase in income from operations from approximately $5.93 million for the nine months ended 30 Sep 2006 to approximately $7.42 million for the nine months ended 30 Sep 2007. It is also due to the increase in revenues.

Other income

Due to the sale of the drug formula, approximately $1.5 million of incomes were earned for the nine months ended 30 September 2007. It accounts for about 6.22% of the revenues.

Income tax expense

For the nine months ended September 30, 2007, the company has no tax expense, because the company has been granted a tax holiday by the government, and this allowed the company to be exempted from income taxes in 2007.

Net income

Excluding the effects of foreign currency translation, net income from the first three quarters has increased by $3.68 million, and reached at $8.78 million. As compared to the last year's net income ($5.11 million), there is an increase of 71.96%. The increase is due to the large improvements in revenues, together with the other income earned.


VI. Analysis of the financial position


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For the nine   For the nine
                                                   months ended   months ended
                                                   September 30,  September 30,
                                                       2007           2006
                                                   -----------    -----------
Cash Flows from Operating Activities:
Net income                                         $ 8,784,942    $ 5,108,657
Depreciation and amortization                          322,098        288,142
Changes in assets and liabilities:
Trade accounts receivable                           (4,440,513)    (5,405,382)
Other receivables                                     (349,117)       (99,868)
Advances to suppliers                               (2,504,684)       152,181
Inventory                                           (2,965,836)    (2,618,835)
Deferred tax assets                                       --            8,029
Deferred offering costs                                 60,487           --
Trade accounts payable                                 279,420        354,002
Accrued expenses                                        83,034         11,071
Accrued taxes payable                                     --         (197,707)
Other payables                                        (134,647)       144,450
Advances from customers                                 47,448         31,586
                                                   -----------    -----------
Net Cash Used in Operating Activities                 (817,368)    (2,223,674)
                                                   -----------    -----------

Cash Flows from Investing Activities:
Purchase of property and equipment                     (77,313)      (169,508)
Purchase of intangible assets                       (1,993,288)          --
                                                   -----------    -----------
Net Cash (Used) by Investing Activities             (2,070,601)      (169,508)
                                                   -----------    -----------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants      3,797,183           --
Proceeds from short term notes payable                    --        2,120,150
                                                   -----------    -----------
Net Cash Proceeds from Financing Activities          3,797,183      2,120,150
                                                   -----------    -----------

Effect of Exchange Rate Changes on Cash                149,995          5,199
                                                   -----------    -----------
Net Change in Cash                                   1,059,209       (267,833)
                                                   -----------    -----------
Cash and Cash Equivalents at Beginning of Period       656,441        461,220
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period         $ 1,715,650    $   193,387
                                                   -----------    -----------


At the end of 30 September 2007, the cash and cash equivalents balance reached at $1,715,650, compared with the figure in 30 September 2006, it has increased by around eight times. This is a combined result of an improvement in net cash used in operating activities and an increase in net cash proceeds from financing activities.

Net cash used in operating activities fell from negative $2,223,674 to negative $817,368; the improvement is partially due to the increased net income, and also because of the improved collection of trade accounts receivables, however, there is still a net outflow of cash from operating activities, because new products have been introduced, large amount of new material are purchased, and advances to suppliers have increased as well.

Cash outflows from investing activities have increased to $2,070,601; this is due to the purchase of intangible assets which cost the company $1,993,288.

Net cash proceeds from financing activities have increased to $3,797,183. The increase was due to the proceeds from sale of common stocks and warrants that have been taken place in February. On February 1, 2007, the company has issued 2,505,882 common stocks at a price of $1.70 per share, and every share with a three year embedded warrant to purchase one-half of a company's shares at an exercise price of $2.38 per share. The net proceeds from the offering of stock and warrants was $3,797,183, with $2,010,219 allocated to the warrants and the rest allocated to the shares of common stocks. The fair value of the warrants were determined based on the Black-Scholes Option pricing model, and the calculation is based on the following assumptions: risk free interest rate of 4.8%, expected dividend yield of 0%, expected volatility of 124.39%, and an expected life of 3 years. The common shares and the shares underlying the warrants have registration rights, and a registration statement was filled to the Securities Exchange Commission on March 30, 2007 within the 60 day period as prescribed by the registration rights agreement.


VII. Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements in the Company.


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


VX. Conclusion

The overall performance during the nine months ended September 30, 2007 was outstanding. As a public company in the pharmaceutical industry, we focused on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on R&D. As a result, the Company will continue to actively pursue the development and distribution of high-quality products to the market.


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



China Pharma Holdings, Inc.

Dated: November 13, 2007                        By: /s/ Zhilin Li
                                                -----------------------
                                                Zhilin Li
                                                Chief Executive Officer,
                                                President and Director


Dated: November 13, 2007                        By: /s/ Xinhua Wu
                                                ---------------------
                                                Xinhua Wu
                                                Chief Financial Officer,
                                                and Director