Form 10KSB
period 2007-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2008-03-31
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

           -----------------------------------------------------------
                                   (Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

                  For the fiscal year ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

           -----------------------------------------------------------

                        Commission file number: 000-29523


                           China Pharma Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                     73-1564807
-----------------------------------------------       --------------------------
      (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
     incorporation or organization)


          2nd Floor, No. 17, Jinpan Road,
             Haikou, Hainan Province, China                      570216
-----------------------------------------------       --------------------------
     (Address of principal executive offices)                  (Zip Code)


              Issuer's telephone number                0086-898-66811730 (China)
                                                      --------------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common stock, $0.001 par value
          ------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's   revenue  for  the  fiscal  year  ended  December  31,  2007  was
$33,186,324.

14,187,472 shares held by non-affiliates had an aggregate market value of $31,212,438.4 as of March 26, 2008. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purpose.

As of March 26, 2008, there were 37,278,938 shares of Common Stock issued and outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

EXHIBITS incorporated by reference certain information which has been filed with the Securities and Exchange Commission.

Transitional Small Business Disclosure Format: Yes [  ]   No [X]

                           China Pharma Holdings, Inc.
                                Table of Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1            Description of Business                                      1
Item 2            Description of Property                                     29
Item 3            Legal Proceedings                                           29
Item 4            Submission of Matters to a Vote of Security Holders         30

Part II

Item 5            Market for Company's Common Stock and Related
                  Stockholders Matters                                        30
Item 6            Management's Discussion and Analysis or Plan of Operation   31
Item 7            Index to Financial Statements                               43
Item 8            Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures                                   43
Item 8A           Controls and Procedures                                     43
Item 8B           Other Information                                           46
Part III

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           46
Item 10           Executive Compensation                                      49
Item 11           Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                  51
Item 12           Certain Relationships and Related Transactions              52
Item 13           Exhibits                                                    52
Item 14           Principal Accountant Fees and Services Signatures           53

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

Effective August 11, 2004, the Company entered into a Stock Exchange Agreement with Hou Xiao, the sole stockholder of China ESCO Holdings Limited (China ESCO), a company organized in the Hong Kong Special Administration Region in the People's Republic of China (PRC) and its wholly-owned operating subsidiary, AsiaNet PE Systems Limited. China ESCO was engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

The consummation of the transaction with China ESCO was subject to a number of conditions, including receipt by us of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. In January 2005, we declared China ESCO to be in material breach of the agreement and rescinded the agreement.

Effective February 8, 2005, we executed a Letter of Intent with Osage Energy Company, LLC (Osage) whereby Osage would acquire 90% of the equity interests of the Company. This transaction was never consummated by the parties. The Company had no operations or significant assets from the quarter ended December 31, 2004 until May 2005.

On May 11, 2005, we sold to Halter Financial Group, Inc., in a private placement, 1,875,045 shares of common stock at a purchase price of $0.1066641 per share, pursuant to the terms of a Stock Purchase Agreement ( Purchase Agreement). The private placement was exempt from the registration requirements of the Securities Act, in reliance upon Section 4(2) thereunder. As a result of the purchase, Halter Financial Group, Inc. became our controlling stockholder, owning approximately 75% of our issued and outstanding shares of common stock.

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

On October 19, 2005 we entered into a Securities Exchange Agreement (Exchange Agreement) with Onny Investment Limited (Onny), a British Virgin Islands company
(BVI), and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Onny from said stockholders in exchange for 27,499,940 shares of our common stock. Upon the closing of the exchange transaction (Exchange Transaction), Onny became the wholly-owned subsidiary of our Company. The Exchange Agreement also provides that, upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase its authorized capital stock, the Company shall issue to Heung Mei Tsui, the principal stockholder of Onny, an additional 4,723,056 shares of common stock (Post Closing Shares) to which she would otherwise have been entitled if the Company had enough authorized shares as of the closing of the Exchange Transaction.

Immediately prior to the closing of the Exchange Transaction, Onny completed a private placement (Onny Offering) of its convertible preferred stock to 46 accredited investors. The Onny Offering raised gross proceeds of $5,000,000. Additionally, immediately prior to the Exchange Transaction, participants in the Onny Offering exchanged their preferred shares for an aggregate of 10,000 shares of Onny's common stock. Participants in the Onny Offering then participated in the Exchange Transaction by exchanging such 10,000 shares of common stock for 6,944,619 shares of our common stock.

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

On July 24, 2006, Zhilin Li, Heung Mei Tsui and the Company entered into that certain Stock Transfer Agreement, as amended on November 24, 2006, pursuant to which Heung Mei Tsui transferred 10,000,000 shares of her personal holdings of the Company's common stock to Zhilin Li in exchange for a sublicense to a patent held by a third party, which is licensed to Ms. Li. After the aforementioned stock transfer, Ms. Tsui holds 15,278,385 shares or 44.0% of the total outstanding shares of our common stock. Ms. Li holds 10,000,000 shares or 28.8% of the total outstanding shares of our common stock.


On February 1, 2007, we completed an offering pursuant to a Subscription and Registration Rights Agreement (Agreement) with 17 accredited investors (Investors) in connection with a private placement of 2,505,882 shares of the Company's common stock at $1.7 per share (Private Placement). Pursuant to the Agreement, the Investors also received three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock at $2.38 per share. Pursuant to the transaction on February 1, 2007, we received the subscription proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $ 462,717, amounted to $3,797,183. In December 2007, the Company received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining warrants issued in conjunction with the offering to buy 1,202,941 shares of common stock have not been exercised at December 31, 2007.

On September 27, 2007, Heung Mei Tsui and the Company entered into four Stock Transfer Agreements with Chipiu Wong, Ruofeng Xu, Yao Huang and Jian Yang respectively, pursuant to which, Heung Mei Tsui transferred in aggregate 4,465,734 shares of the Company's common stock at the price of $1.52 per share to the four individuals. After the aforementioned stock transfer, Ms. Tsui holds 10,812,651 shares or 29.0% of the total outstanding shares of our common stock.

Onny

Onny Investment Limited (Onny) was incorporated on January 12, 2005 under the laws of the British Virgin Islands. At the time of its incorporation, Onny's authorized capital was $50,000 and there were 50,000 shares of one class and one series of capital stock, $1.00 par value, issued and outstanding. Heung Mei Tsui was, at the time of incorporation, the sole stockholder and director of Onny. On August 18, 2005, Onny increased its authorized capital to $5,000,000 divided into 40,000 ordinary shares of capital stock, $100.00 par value, and 10,000 preferred shares, $100.00 par value. As of the date of this Form 10-KSB, there are 39,700 ordinary shares issued and outstanding, all of which are held by the Company. No preferred shares of Onny are currently issued and outstanding.

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

On October 19, 2005, Onny completed the Onny Offering. Under the terms of the Onny Offering, Heung Mei Tsui agreed to escrow 6,944,611 shares of the Company's common stock that she received as a result of the Exchange Transaction. These shares represent 20% of the Company's issued and outstanding common stock immediately following the closing of the Exchange Transaction (Make Good Shares), so that in the event that actual net income set forth in the consolidated financial statements of the Company for the fiscal year ending December 31, 2006 (NI) does not reflect $8 million of net income (Guaranteed
NI), the Make Good Shares can be distributed on a pro rata basis to the participants of the Onny Offering in accordance with the following formula:

Make Good Shares = ((Guaranteed NI - NI) / $8m) X Make Good Pool

If required, the Make Good Shares will be delivered to participants in the Onny Offering within ten (10) business days of the date the audit report for the period is filed with the SEC.

Additionally, in connection with the Onny Offering, Heung Mei Tsui escrowed 277,785 shares of the Company's common stock that she received as a result of the Exchange Transaction, which shares represent 0.8% of the Company's issued and outstanding common stock immediately following the closing of the Exchange Transaction (HFG Make Good Pool), so that in the event the Company does not achieve the Guaranteed NI, the HFG Make Good Shares will be distributed to HFG International, Limited, an affiliate of Halter Financial Group, Inc., in accordance with the following formula:

HFG Make Good Shares = ((Guaranteed NI - NI) / $8m) X HFG Make Good Pool

If required, the HFG Make Good Shares will be delivered within ten (10) business days of the date the audit report for the period is filed with the SEC.

According to the audited consolidated financial statement of Company for the fiscal year ending December 31, 2006, the net income was $8,587,086 which is more than the Guaranteed NI. Therefore, 7,222,396 shares of Company's common stock which was escrowed shall be reverted back to Heung Mei Tsui. As of the date of this Prospectus, Heung Mei Tsui holds 10,812,651 shares or 29.00% of the total outstanding shares of our common stock.

Helpson
-------

Hainan Helpson Medicine and Bio-Technology Co. Ltd. (Helpson) is a foreign-invested enterprise established in Haikou, Hainan Province, PRC on February 25, 1993. Initially, its name was Hainan Fulin Biomedical Co., Ltd., which was changed to "Helpson" in 1999. The company was originally an "equity joint venture" as defined by China's laws on foreign invested enterprises. The two joint venturers were Haikou Biomedical Engineering Co., Ltd. (Haikou Biomedical), a PRC company, and Hong Kong Fudao Development Co., Ltd. (Fudao), a Hong Kong company. Haikou Biomedical invested RMB 2,100,000 for a 70% share of Helpson, and Fudao invested $150,000 for a 30% share of Helpson.

On June 16, 2001, Fudao entered into an Equity Interest Transfer Agreement with Hainan Kaidi Science and Technology Co., Ltd., a PRC company (Kaidi). In accordance with the Equity Interest Transfer Agreement, Fudao transferred all of its 30% capital contribution in Helpson to Kaidi in consideration of RMB 2,780,000. As a result of the transfer, Haikou Biomedical continued to hold a

70% equity interest in Helpson, while Kaidi had a 30% equity interest in Helpson. Therefore, Helpson became a PRC domestic company, rather than a foreign-invested company.

Effective on December 26, 2003, Helpson issued new capital stock to Chengdu Huineng Biomedical Co., Ltd. (Chengdu Bio) and Chongqing Chemical Medicine Holding Group (Chongqing Chemical). Chengdu Bio contributed RMB 3,000,000 for a 10.71% equity interest in Helpson and an additional RMB 3,000,000 for Helpson's capital common reserve fund, and Chongqing Chemical contributed RMB 5,000,000 for a 17.86% equity interest in Helpson and an additional RMB 5,000,000 for Helpson's capital common reserve fund. After the issuance of shares, Helpson had four equity holders: Haikou Biomedical, holding 50% equity interest; Kaidi, holding 21.43% equity interest; Chengdu Bio, holding 10.71% equity interest; and Chongqing Chemical, holding 17.86% equity interest.

On March 8, 2005, Chongqing Chemical entered into an equity interest transfer agreement with Haikou Biomedical to transfer all of its equity interest in Helpson to Haikou Biomedical. Upon completion of the transfer, there remained only three equity holders of Helpson: Haikou Biomedical, holding 67.86% equity interest; Kaidi, holding 21.43% equity interest, and Chengdu Bio, holding 10.71% equity interest.

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

Since its establishment, Helpson has positioned itself in the research, development, manufacturing, and sales of a series of bio-pharmaceutical products. Helpson now has eight different production lines, developing, manufacturing and marketing Western and Chinese medicines. It has a portfolio of therapeutics that primarily targets CNS, cardiovascular, wound recovery, and infectious diseases. It has a robust portfolio, a segmented market, a promising pipeline with high margin which addresses large patient populations, and a highly professional and experienced management team.

Principal Products and Services

Helpson's primary business is the manufacturing, marketing and sales of pharmaceuticals and nutritional supplements. Helpson manufactures and markets products in three major categories: biochemical products, health products and cosmetics.

At present, Helpson is manufacturing or ready to manufacture a total of 17 kinds of medicines, among which the following two kinds of medicines are legitimately recognized as new medicines according to relevant new medicine certifications:

Naprooxen Sodium and Pseudophedrine Hydrochloride Sustained Release Tablets: anti-flu medicine in the market mixed with pseudoephederine hydrochloride with a non-drowsy formula and a runny nose suppressant which temporarily relieves cold, sinus and flu symptoms.

Bumetnide for Injection: a diuretics drag for the treatment of various edema diseases (including the heart failure edema, cirrhosis, nephropathy edema, pulmonary edema, etc.), hypertension and for the treatment and prevention of acute renal failure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.

In addition to the above new medicines with new medicine certifications, Helpson is manufacturing or ready to manufacture the following medicines:

Gastrodin Injection: used in neurasthenia, neurasthenia syndrome and traumatic syndrome of the brain; vertigo; neuralgia; headache; etc.

Hepatocyte Growth-promoting Factor for Injection: used to assist and treat various heavy-duty virus hepatitis (acute, subnormal temperature, and chronic serious disease in the early or middle stage of hepatitis).

Propylgallate   for  Injection:   used  for  preventing  and  treating  cerebral
thrombosis, coronary heart disease, and complication after the surgery-thrombus deep phlebitis, etc.

Ozagrel Sodium for Injection: used to treat acute cerebral infarction and kinesipathy accompanied by cerebral infarction.

Alginic Sodium Diester Injection: used in ischemic heart, cerebrovascular diseases (cerebral thrombosis, cerebral embolism, coronary heart disease, etc.) and high lipoprotein blood disease. The product was launched during 2007.

Granisetron   Hydrochloride  Injection:   post-operative  nausea  and  vomiting,
prevention of cancer chemotherapy-induced nausea and vomiting, prevention of post-operative nausea and vomiting. The product was launched during 2007.

Cerebroprotein Hydroloysate Injection: for the improvement of the symptom of sequela of craniocerebral traumatism and cerebrovascular diseases accompanied by memory decline and attention deficit disorder.

Buflomedil Hydrochloride: used for the treatment of the peripheral blood vessel diseases including intermission claudication, renaud syndrome and blood vessel convulsion.

Cefaclor Dispersible Tablets: used in otitis media, when the airway is infected, the urethra is infected, or skin and skin tissue are infected.

Roxithromycin Dispersible Tablet: a macrolide antibiotic drug for the treatment of pharyngitis and tonsillitis caused by streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacteria; mycoplasma pneumonia and chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis (CT); skin soft tissue infection caused by sensitive bacteria.

Clarthromycin Granules and Clarthromycin Capsules: a macrolide antibiotic drug for the treatment of nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis (CT); and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.

Anhydroandrographolide: used for clearing away heat and detoxify, antibacterial and diminish inflammation; used in upper respiratory infection, bacillary diarrhea.

Vitamin B6 for Injection: vitamin supplement.

Thymopolypetides Injection: used for treating various primary or secondary T cell defective disease, immune system diseases, assists and treats the diseases and tumors of various cells with low immunological function.

Cefalexin Capsules: suitable for acute tonsillitis due to the sensitive funguses, airway infection, urine infections, or in infections of the angina, otitis media, nasal sinusitis, bronchitis, pneumonia, etc. and when the skin soft tissue is infected.

In addition, Helpson's products include a Recombined Human Fibroblast Growth Factor (rhaFGF), which is used as a raw material for cosmetics and has the function of wound repairing, including damages caused by ultraviolate ray, acne, analeptic organized by the skin, or citric acid.

There are 9 drugs undergoing research and development including Hugan Granule, Tiopronin, Omeprazole for Injection, Ceftriaxone Sodium and Tazobactam Sodium, Donepezil Dispersible Tablets, Mycophenolate Mofetil Granules, rhaFGF drug, rhCNTF drug and Compound Diclofenac Sodium Injection.

Due to the nature of the biotechnology and pharmaceutical industries, Helpson continually strives to change its product portfolio to respond to changes in market demand. Helpson also plans to expand its biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Neurotrophicpeptide, Helpson has launched and will continue to launch a variety of biological medicine, including the injected hepatocyte growth-promoting factors, which are expected to fuel additional growth beyond that of Neurotrophicpeptide.

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

Principal Markets

The principal markets of Helpson lie within China. With approximately one-fifth of the world's population and a fast-growing gross domestic product, China presents significant potential for the pharmaceutical industry. According to the Freedonia Group, pharmaceutical demand in China reached RMB198.0 billion ($25.4 billion) in 2005, representing a growth of 12.1% annually since 2000. The Freedonia Group expects the total pharmaceutical expenditure in China to grow at 13.6% annually between 2005 and 2010. Such growth rate is significantly higher as compared to the rest of the world, where growth of the pharmaceutical industry is projected to be at a compound annual growth rate of 5.0% to 8.0% between 2004 and 2009 according to IMS Health. The overall production of Chinese pharmaceutical industry is expected to reach RMB 740 billion to RMB 760 billion in 2008, increasing by 20% compared to the previous year. The growth rate of Chinese pharmaceutical industry is expected to be the sixth highest in the world in 2011. China is also predicted to become the fifth largest pharmaceutical market in the world in the near future. (Source: http://www.chinapharm.com.cn)

The predicted growth is based upon the development of Chinese economy, China's large, aging population and the reform of the healthcare system of China.

Distribution

As of December 31, 2007, Helpson's products were sold in more than 29 provinces,
sovereignties  and  autonomous  regions.   Helpson  has  16  sales  offices  and
approximately 680 proxy agents throughout China.

The main channels Helpson uses to deliver its products are as follows: (1) distribution system (Proxy Agents); (2) direct sale system to hospitals; and (3) distribution of products to end-market through local medical companies.

Industry Background and Competition

The pharmaceutical industry's primary categories include chemical medicine, traditional Chinese medicinal material, traditional Chinese medicinal film, prepared Chinese herbal medicine, antibiotics, biological products, biological medicine, radioactive medicine, medical appliances, sanitation materials, pharmaceutical machinery, medical packaging and trading.

Competition in the pharmaceutical industry is reduced by barriers to entry. A company wishing to enter into the industry must comply with the standards and regulations set forth by the government. In the PRC, the State Food and Drug Administration of China (SFDA) is the authority that monitors and supervises the administration of the pharmaceutical industry including pharmaceutical products, medical appliances, and equipment. Pharmaceutical manufacturing enterprises must obtain a Pharmaceutical Manufacturing Enterprise Permit issued by the relevant pharmaceutical administrative authorities and relevant health departments at the provincial level where the enterprise is located. Furthermore, all pharmaceutical products produced in the PRC, with the exception of Chinese herbal medicines in soluble form, must bear a registered number approved by the appropriate governmental authorities in the PRC. Lastly, in accordance with the World Health Organization, the PRC now requires compliance with GMP standards in pharmaceutical production in order to minimize the risks involved in any pharmaceutical production that cannot be eliminated through testing final products. As the regulatory approval process becomes more stringent, it also increases the barriers to entering the market.

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

Employees

As of December 31, 2007, Helpson had 170 regular employees. Helpson was also aided by the efforts of a 110 member outside sales and marketing team.

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

We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. Purchases from our three largest suppliers, Sichuan Chengxin Pharmaceutical Company, Anhui Fuyang Xinte Pharmaceutical Company and Hainan Xinxin Bio-Technology Company as of December 31, 2007, accounted for approximately 17%, 17% and 11% respectively of the total purchases of Helpson. Although we believe that alternative suppliers are available to supply materials, should either of these suppliers terminate their business arrangements with us or increase their prices of materials supplied, it could delay product shipments and materially adversely affect our business operations and profitability.

IF ALL OR A SIGNIFICANT PORTION OF OUR TRADE RECIEVABLES ARE NOT COLLECTED OR COLLECTION IS DELAYED, OUR NET INCOME WILL DECREASE AND OUR PROFITABILITY WILL BE MATERIALLY ADVERSELY AFFECTED

Our Company had trade receivables, net of allowance for doubtful accounts, of approximately $12,101,979 ($1,562,494 for doubtful accounts) and $18,572,976 ($2,440,852 for doubtful accounts) as of December 31, 2006 and 2007, respectively.

It is usual commercial practice that certain customers may repay their debts beyond credit periods granted or may repay slowly when transaction volume increases. There is no assurance that our trade receivables will be fully repaid on a timely basis. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 50% after 360 days; and 7.5% up to 360 days.

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

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OUR OPERATIONS

The rapid market growth of our pharmaceutical products may require our Company to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2007, we had 170 regular employees. The continued future growth will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on the Company's profitability.

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

In the years ended December 31, 2006 and 2007, the gross profit margin for our Company was 46.2% and 46.91% respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors' products, gross profit margins will be adversely affected.

WE FACE COMPETITION IN THE PHARMACEUTICAL MARKET IN THE PRC AND SUCH COMPETITION COULD CAUSE OUR SALES REVENUE AND PROFITS TO DECLINE

According to the State Food and Drug Administration of China (the "SFDA"), there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification ("GMP certification"). After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production. Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations. As of the end of 2006, there are 4682 enterprises manufacturing medicines and formulation in China. The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market. Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours. There can be no assurance that our products will be either more effective in their therapeutic abilities and/or be able to compete in price with that of our competitors. Failure to do either of these may result in decreased profits for our Company.

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

Pursuant to the original Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises and its implementation rules, a foreign invested enterprise as defined under PRC laws shall pay 30% corporate income tax and 3% local income tax; an enterprise with foreign investment of a production nature scheduled to operate for a period of not less than ten years shall, from the year of making profits, be exempt from enterprise income tax in the first and second years and allowed a fifty percent reduction in the third to fifth years. Pursuant to the State Council's Regulations on Encouraging Investment in and Development of Hainan Island promulgated in May, 1988, the corporate income tax for all companies incorporated in Hainan Province is reduced to 15%. Pursuant to the Regulations on Foreign Investment in Hainan Special Economic Zone promulgated by Hainan Province in March, 1991 (Regulation on Foreign Investment), all foreign invested enterprises incorporated in Hainan Province are exempt from the local income tax.

Helpson has obtained the approval for preferential enterprise income tax treatment from Hainan State Administration of Taxation at the end of 2006 and has begun to enjoy the preferential tax treatment. Therefore, Helpson shall be exempt from enterprise income tax in the first and second years after it begins to make profit, and shall pay enterprise income tax at the rate of 7.5% from the third to the fifth year after it begins to make profit.

However, on March 16, 2007, China's national congress approved the Enterprise Income Tax Law of the PRC (New Income Tax Law), which takes effect from January 1, 2008. The New Income Tax Law unifies the enterprise income tax rate, cost deduction and tax incentive policies for both domestic and foreign invested enterprises. Under the New Income Tax Law, enterprises that were established and already enjoyed preferential tax rates or tax holidays before March 16, 2007 will (i) in case of preferential tax rates, gradually increase to 25% rate for a period of 5 years, (ii) in case of tax holidays continue to enjoy them until the expiration of such term.

Therefore, Helpson will continue to enjoy preferential tax treatment until the expiration of the preferential term. There can be no assurance that Helpson will continue to be entitled to any preferential tax treatment or tax holidays after the transition period expires. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO THE PRC'S PRICE CONTROL OF DRUGS WHICH MAY LIMIT OUR PROFITABILITY AND EVEN CAUSE US TO STOP MANUFACTURING CERTAIN PRODUCTS

The State Development and Reform Commission (SDRC) of the PRC and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Although our products have not been subject to such price controls as of the date of this Form 10-KSB, there is no assurance that our products will remain unaffected by it. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

OUR CERTIFICATES, PERMITS, AND LICENSES ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL, AND THE FAILURE TO OBTAIN RENEWAL WOULD CAUSE ALL OR PART OF OUR OPERATIONS TO BE SUSPENDED AND HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

Our Company is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Our Company has attained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in December 2005, which is valid through December 31, 2010. We also obtained five GMP certificates which are effective through July 17, 2008, December 2, 2009, February 2, 2010, May 19, 2010 and April 17, 2011,
respectively. The pharmaceutical production permits and GMP certificates are each valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

IF OUR PRODUCTS FAIL TO RECEIVE REGULATORY APPROVAL OR ARE SEVERELY LIMITED IN THE PRODUCTS SCOPE OF USE, THEN WE MAY BE UNABLE TO RECOUP CONSIDERABLE RESEARCH AND DEVELOPMENT EXPENDITURES ALREADY INCURRED

Our products that are approved to be manufactured as of December 31, 2007 include 17 medicines. There are 9 products in the stage of research and development as of December 31, 2007. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

OUR RESEARCH AND DEVELOPMENT MAY BE COSTLY AND/OR UNTIMELY, AND THERE ARE NO ASSURANCES THAT OUR RESEARCH AND DEVELOPMENT WILL EITHER BE SUCCESSFUL OR COMPLETED WITHIN THE ANTICIPATED TIMEFRAME, IF EVER AT ALL

The research and development of our new and existing products and their subsequent commercialization plays an important role in our success. As of December 31, 2007, there are 9 products under research and development, including Hugan Granule, Tiopronin, Omeprazole for Injection, Ceftriaxone Sodium and Tazobactam Sodium, Donepezil dispersible tablets, Mycophenolate Mofetil Granules, rhaFGF, rhCNTF and Compand Diclofenac Sodium Injection. The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all. There are also no assurances that if the product is developed, that it will lead to successful commercialization.

WE CANNOT GUARANTEE THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, AND IF INFRINGEMENT OR COUNTERFEITING OF OUR INTELLECTUAL PROPERTY RIGHTS OCCURS, THEN OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED

To protect the brand names of our products, we have registered and applied for registration of our trademarks in the PRC, where we have a major business presence.

All of our products are sold under these trademarks. As of the date of this Form 10-KSB, we have not experienced any infringements of such trademarks for sales of pharmaceutical products, and as of the date of this Form 10-KSB, we were not aware of any infringement of our intellectual property rights. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to protect our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED AS A RESULT OF PRODUCT LIABILITY OR DEFECTIVE PRODUCTS

We may produce products which inadvertently have an adverse pharmaceutical effect on the health of individuals despite proper testing. Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. However, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contract with our customers, decreased demand for our products, costly litigation, product recalls, loss of revenue, and the inability to commercialize some products. We are currently not aware of any existing or anticipated product liability claims with respect to our products.

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

The practical effect of the PRC legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full benefit of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices which may not be consistent with the U.S. Generally Accepted Accounting Principles. PRC accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the account books of a foreign invested enterprise be maintained in accordance with PRC accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities.
 If a foreign-invested enterprise refuses to keep account books in China, the financial and tax authorities may impose a fine on it, and the industry and commerce administration authority may order it to suspend operations or may revoke its business license.

Second, while the enforcement of substantive rights may be less clear than United States procedures, foreign invested enterprises and wholly foreign-owned enterprises are PRC registered companies which enjoy the same status as other

PRC registered companies in business-to-business dispute resolutions. The PRC legal infrastructure, however, is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of a foreign invested enterprise.

PRC ECONOMIC REFORM POLICIES OR NATIONALIZATION COULD RESULT IN A TOTAL INVESTMENT LOSS IN OUR COMMON STOCK

Since 1979, the PRC government has reformed its economic policies. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the economic growth rates, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

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

We receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. The PRC government may, at its discretion, restrict access in the future to foreign currencies for current account transactions. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

THE VALUE OF OUR SECURITIES WILL BE AFFECTED BY THE FOREIGN EXCHANGE RATE BETWEEN U.S. DOLLARS AND RMB

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position and the price of our common stock may be adversely affected. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiary in China would be reduced.

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

The PRC State Administration of Foreign Exchange or SAFE issued a pubic notice in October 2005 (Decree No. 75), requiring PRC residents and PRC corporate entities to register with and obtain approvals from competent local SAFE branch in connection with their direct or indirect offshore investment activities.

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

In addition, SAFE issued updated internal implementing rules (Implementing Rules) in relation to Decree No. 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. For an offshore special purpose company which was established and owned the onshore assets or equity interests before the implementation date of the Decree No. 75, a retroactive SAFE registration requirement is repeated.

Due to the lack of official interpretation, some of the terms and provisions of the Decree No. 75 and the Implementing Rules remain unclear, and the implementation of the Decree No. 75 by central SAFE and local SAFE branches has been inconsistent since its adoption. Therefore, we cannot predict how Decree No. 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the Decree No. 75 by our PRC resident shareholders. In addition, such PRC residents may not always be able to complete registration procedures required by the Decree No.
75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures.
 A failure by our PRC resident shareholders or future PRC resident shareholders to comply with the Decree No. 75, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary's ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission (CSRC) promulgated the M&A Regulation (Regulation) which became effective on September 8, 2006. This Regulation, among other things, has some provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV's securities on an overseas stock exchange.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule. Accordingly, the Company cannot assure you that PRC government authorities will not ultimately take a view contrary to the Company's understanding that it does not need the CSRC approval, and PRC government authorities may impose some additional approvals and requirements. Therefore, we cannot predict how the M&A Regulation will affect our business operations or future strategy. If the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stocks.


                        RISKS RELATED TO OUR COMMON STOCK
                        ---------------------------------

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE WHICH COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

o    actual or anticipated fluctuations in our quarterly operating results,
o    announcements of new products by us or our competitors,
o    changes in financial estimates by securities analysts,
o    conditions in the pharmaceutical market,
o changes in the economic performance or market valuations of other companies involved in pharmaceutical production,
o announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
o    additions or departures of key personnel, or
o    potential litigation.

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

We may issue additional shares of our capital stock to raise additional cash for working capital. There is no anti-dilution protection or preemptive rights in connection with our common stock. Thus, the percentage ownership of existing holders of common stock may be diluted in their respective percentage ownership in us if we issue additional shares of our capital stock.

A LARGE PORTION OF OUR COMMON STOCK IS CONTROLLED BY A SMALL NUMBER OF STOCKHOLDERS AND AS A RESULT, THESE STOCKHOLDERS ARE ABLE TO INFLUENCE AND ULTIMATELY CONTROL THE OUTCOME OF STOCKHOLDER VOTES ON VARIOUS MATTERS

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui holds 29.00% and Zhilin Li holds 26.82% of the Company's common stock, respectively, as of the date of this Form 10-KSB. As a result, these two stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

There can be no assurance that our common stock will qualify for exemption from the "penny stock" rules. In any event, even if our common stock is exempt from such rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a "penny stock" if the SEC finds that such a restriction would be in the public interest.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A of this Annual Report on Form 10-KSB. Our management has identified significant deficiencies in our internal control over financial reporting as of December 31, 2007. Our management concluded that those internal control deficiencies result in a material weakness. The identified weakness did not result in material adjustments to our 2007 financial statements. However, an uncured weakness could negatively impact our financial statements for subsequent years. We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act, or that our auditors will not have to report a material weakness in conjuction with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information.

OUR HOLDING COMPANY STRUCTURE MAY LIMIT THE PAYMENT OF DIVIDENDS

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. PRC regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Our subsidiary in China is also required to set aside a portion of its after tax profits according to PRC accounting standards and regulations to fund certain reserve funds. Currently, our subsidiary in China is the only source of revenues or investment holdings for the payment of dividends. If it does not accumulate sufficient profits under PRC accounting standards and regulations to first fund certain reserve funds as required by PRC accounting standards, we will be unable to pay any dividends.

Item 2 - Description of Property

Helpson owns a factory with a construction area of 663.94 square meters located at the 6th floor of Standard Plant Building B, Jinpan Industrial Development Zone, Haikou, Hainan Province, PRC.

Helpson owns the land use rights to 22,936 square meters of land located on plot C09-2, Haikou Bonded Zone, Haikou. Helpson built a factory with a construction area of 6,593.20 square meters on this land.

In addition, Helpson entered into a lease agreement with Hainan Zhongfu Going-abroad Personnel Service Center (Zhongfu), under which Helpson rented the offices located at 2/F, Jiahai Building owned by Zhongfu as its principal executive offices. The term of the lease is 10 years, from November 21, 2000 to November 20, 2010. The rent from November 21, 2000 to November 20, 2005 is RMB3,600 per month. The rent from November 21, 2005 to November 20, 2010 may be adjusted within 5% of the original rent. Starting from July 21, 2006, the rent has been adjusted to RMB 3,780 per month.

Intellectual Property

Helpson owns the following 16 registered trademarks: Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Shuchang, Shenkaineng, an AFGF logo, an HPS logo, two HELPSON logos, as well as four other logos. In addition, Helpson is applying for registration of six other trademarks used in connection with western medicine, raw material medicine, Chinese herbal medicine and medicine injections.

Item 3 - Legal Proceedings

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Our common stock is traded on the OTCBB under the symbol "CPHI.OB". The following table sets forth the price representing the range of high and low closing sale prices for our common stock as reported during the fiscal years ended December 31, 2006 and 2007.

             Quarter Ended                    High                Low
       ------------------------          ---------------      -------------

                2007
       ------------------------          ---------------      -------------
             4th Quarter                     $4.17               $1.95
       ------------------------          ---------------      -------------
             3rd Quarter                     $1.80               $1.35
       ------------------------          --------------- ---- -------------
             2nd Quarter                     $2.17               $1.64
       ------------------------          --------------- ---- -------------
             1st Quarter                     $2.28               $1.60
       ------------------------          --------------- ---- -------------

                2006
       ------------------------          ---------------      -------------
             4th Quarter                     $2.35               $1.30
       ------------------------          ---------------      -------------
             3rd Quarter                     $1.60               $1.07
       ------------------------          ---------------      -------------
             2nd Quarter                     $1.70               $1.15
       ------------------------          ---------------      -------------
             1st Quarter                     $2.05               $1.05
       ------------------------          ---------------      -------------

As of March 26, 2008, the closing price of our common stock on the OTCBB was $2.20. As of March 26, 2008, the stockholders' list for our common stock showed 161 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

The Transfer  Agent and Registrar  for our common stock is  Securities  Transfer

Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75234 and its telephone number is 469.633.0100.

Item 6 - Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

The following discussion of China Pharma Holdings, Inc.'s (China Pharma) financial condition and results of operations should be read in conjunction with its financial statements and the related notes, and the other financial information included elsewhere in this Current Report on Form 10-KSB.

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

China Pharma Holdings, Inc. is a specialty bio-pharmaceutical company with Scalable GMP certified manufacturing facilities. We currently have eight different production lines, which develop, manufacture and market Western and Chinese medicines. Over the years we have developed a wide distribution network, professional marketing team, and strong R&D capabilities. We have a portfolio of therapeutics that target: CNS, cardiovascular, wound recovery, and infectious diseases. Our therapeutics have a targeted market segment, both current and future, which covers a large patient population. We also have a highly professional and experienced management team.

Strong Revenue Growth and High Margins -We have experienced an average annual growth rate of over 50% in sales of our therapeutics since 2003. In 2007, we generated $33 million from therapeutics sales, an increase of 51.93% from sales of $21 million in 2006. Gross margin for our therapeutics achieved 46% in both 2007 and 2006, which is above the industry average gross margin of 34.2%. We are able to compete in the highly fragmented pharmaceutical industry through our diversified therapeutics line, cost control and strong sales network. Our experienced management team, market insights and strong R&D capabilities, enable us to develop and launch new and improved generic products based on market demand.

Proven Record of Success - We have a proven track record of success. We have a porfolio of over 30 specifications of drugs that focus on the treatment of: CNS, cardiovascular, cerebrovascular, and infectious diseases. Among these specifications, two are market leaders, Pusenok and Buflomedil hydrochloride. We were awarded the "National Key New Product" by the Ministry of Science and Technology of the PRC with the State Administration of Taxation, Ministry of Commerce of the PRC, General Administration of Quality Supervision, Inspection and Quarantine of the PRC, and State Environmental Protection Administration of China. We are a profitable company with a low cost, high margin business model. We are seeing a quick growth in sales with a constant growth in income, due to our focus on the largest segment of China's pharmaceutical market. We have eight different types of modern production lines with capacity to meet future demands. In addition, our growth strategy is supported by the dynamics pharmaceutical industry.

Clear Strategy for Growth - We are part of a rapidly growing industry, in which we are the leader in generic drugs. We have created a competitive advantage, both currently and in the future, through a segmented therapeutics line designed to target specific patient groups. Our R&D is guided by the market and targets name brand drugs and new generic drugs in China. The R&D covers a variety of diseases, but focuses on high incidence and high mortality diseases in China, which need more effective treatment. In an attempt to remain a leading player in the market, we target off-patent drugs or drugs about to be off-patent with cumulative global sales of over $1 billion. Through December 2007, we have 10 drugs on track to launch, including a new anti-drug-resistance antibiotic which has already entered the SFDA technical evaluation. We also have three drugs which are waiting for the SFDA's production approval. Bumetanide received SFDA production approval in January 2008. It is estimated that all therapeutic products currently pending approval will contribute to the revenue.

I.    Summary

Our financial performance for the twelve months ended December 31, 2007 improved compared to the twelve months ended December 31, 2006. Total revenue increased over 51.93%, from $21,183,262 to $33,186,324. This growth is attributable to the further development of current products and strengthening our marketing on new products which were launched after late 2006. This is in line with our strategy of launching new products while expanding into the several competitive pharmaceutical markets domestically.

Our financial performance for 2007 shows that we are still growing. We have seen an increase in gross profit of 54.17% to $15.57 million. Net income, without consideration of foreign currency translation adjustment, has increased by 49.22% to $ 12.82 million. This is the result of the development of the new products and additional marketing activities.

For the twelve months ended December 31, 2007, EPS increased by 40.00%, reaching $0.35, compared to $0.25 for the twelve months ended December 31, 2006. We are working closely with various pharmaceutical research institutions to develop more functional products to meet the customers' needs. Our focus is to create a steady increase in revenue. We have seen in the past that a successful strategy is the key to company operation. In the near future, we will build up more systematic and continuous internal control procedures for the long-term development and the benefit of our shareholders.

II.   Business Overview

We are primarily engaged in the research, development, manufacturing, and marketing of pharmaceutical and nutritional supplements. During 2007, we launched two new products, Alginic Sodium Diester and Granisetron hydrochloride.

We plan to expand our biotechnology product series. Based on the foundation established by some of our widely recognized medicine labels such as Neurotrophicpeptide, we have launched and will continue to launch a variety of biological medicines, including the injected hepatocyte growth-promoting factors, which are expected to fuel additional growth beyond that of Neurotrophicpeptide.

One of our products, Buflomedil Hydrochloride (including raw material, injection and troche) has received the following recognitions:

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

In 2003, we attained GMP authentication and the award of best enterprise for supporting SARS medicine awarded by Hainan Food and Drug Administration, demonstrating our industry leadership. Our products have been distributed and sold to more than 29 provinces, sovereignties, and autonomous regions around China. We have 16 sales offices and approximately 680 proxy agents throughout the PRC. The main channels we use to deliver our products are as follows: (1) Distribution system (Proxy Agents); (2) Direct sale system to hospitals; (3) Distribution of products to end-market through local medical companies.

Onny Investment Limited (Onny) was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Bio-Technology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage. On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc. formerly TS Electronics.

Additionally, on February 1, 2007, we fulfilled a fund raising equity offering of units priced at $1.70 each consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $2.38 per share. We received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deducting the related offering expenses of $462,717 amounted to $3,797,183. In total, we issued 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of common stock to 17 accredited investors.

III.  Trend in the Market.

Studies show that due to the expansion and aging of the world's population, an increasing number of people have age-related diseases, such as cancer, Alzheimer's disease, diabetes, and rheumatoid arthritis. These diseases have already become prevalent, particularly in developed areas. In a growing and aging population, people need to find more effective methods of treatment.

Patient empowerment has been a factor in high-quality healthcare. Many are better informed about the importance of health issues and medical advancement. Naturally, people today are demanding greater care and access to the latest medical procedures and medicines.

We view this market trend as an opportunity. However, the best way to take advantage of this opportunity is to identify our business risks beforehand. Generally speaking, there are three aspects of risks:

o External Risk

In recent years, the Chinese medical system has been reformed, resulting in the State Department's establishment of a basic medical insurance system for employees. Considering the social environment and the governmental policy in the pharmaceutical industry in PRC, a large increase in sales can be expected due to local government involvement in the industry. Competition will also be strong across the industry overall. Currently, our existing products are competitive in the market and possess growth potential. However, from a long-term perspective, some major western medicine producers are also seeking Chinese market share. This will present us with strong competition in the natural medicine market sector.

o Operation Risk

One of the major uncertainties in our industry is the purchase of raw materials. Raw materials are primarily affected by the geographical, island environment of Hainan Province. Because of high transportation costs and the need to supply production requirements, we have to store large amounts of inventory to maintain consistent production levels. In addition, partial raw materials need to be specially ordered which further increases the need to store inventory. Finally, due to the increasing sales, we must store a large volume of packaging material.

o Foreign Currency Risk

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of the exchange rate fluctuation would inevitably be considered to be material to our business operations.

All of our revenues and expenses are accounted for in Renminbi (RMB). But we use the United States Dollar (USD) for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there could be no assurance that such exchange rate will not become volatile again or that the Renminbi will not devalue significantly against the USD. Exchange rate fluctuations may adversely affect the value, in USD terms, of our net assets and income derived from its operations in the PRC.

IV. Analysis of financial performance for the twelve months ended December 31, 2007


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the year                     For the year
                                                    ended          As a              ended          As a
                                                 December 31,    percentage       December 31,    percentage     Comparative
                                                     2007        of Revenue           2006        of Revenue     Variance %
                                                 -----------     -----------      -----------     -----------    -----------


Revenue                                   $      33,186,324       100.00%  $      21,843,262       100.00%          51.93%
Cost of Revenue                                  17,619,180        53.09%         11,745,815        53.77%          50.00%

Gross Profit                                     15,567,144        46.91%         10,097,447        46.23%          54.17%

Operating expenses:
Selling expenses                                  1,436,609         4.33%            260,128         1.19%          52.27%
General and administrative                        1,879,306         5.66%          1,213,828         5.56%          54.82%
Total Operating Expenses                          3,315,915         9.99%          1,473,956         6.75%         124.97%

Income from Operations                           12,251,229        36.92%          8,623,491        39.48%          42.06%

Non-operating income(expenses):
Interest income                                      31,805         0.10%                991             -        3109.38%
Interest expense                                   -237,398        -0.72%           -145,881        -0.67%          62.73%
Other Income (Expense)                              611,025         1.84%            108,485         0.50%         463.23%
Total Non-operating Income (Expense)                405,432         1.22%            -36,405        -0.17%        1221.87%

Income Before Taxes                              12,656,661        38.14%          8,587,086        39.31%          47.39%
Income Tax Benefit                                  162,872         0.49%                  -             -

Net Income                                $      12,819,533        38.63%  $       8,587,086        39.31%          49.29%
Comprehensive income-foreign currency
translation adjustments                           2,175,433         6.56%            563,945         2.58%         285.75%
Comprehensive income                      $      14,994,966        45.18%  $       9,151,031        41.89%          63.86%



Revenues

Revenue for the twelve months ended December 31, 2007 is approximately $33 million or an increase of 51.93% compared to the twelve months ended December 31, 2006. This dramatic improvement in sales revenue is due to an increase in demand and a strong Chinese economy. On the supply side, our output has been expanded to meet the increased market demands. We are increasing our marketing efforts for our products and have widened our distribution channels. Our older products have been well-accepted by customers: with revenues from Pusen OK contributing approximately 12.45% of the total net revenues in 2007, an increase of 36.35%, compared to $3 million in 2006, all of which was all sold in China. Pusen Ok is used to temporarily relieve runny nose, tears, fever, headache, soar throat, pain of arthritis, and muscular arches. Sales from one of our other older products, AFGF, has increased by 5.37%, compared to $3.77million of 2006.

Some of the other older products that have increased are: Andrographolide with an increase of 59.83%, Neurotrophicpetide with an increase of 84.04%, Hepatocyte with an increase of 44.24%, and Gastrodin with an increase of 38.91%. We also have products which are now in the maturing stage. Revenues from these maturing products contributed approzimately $4.71 million to the total increase of revenues for this period. Ozagrel contributed approximately $3.09 million to the total increase in revenue by maturing products. Finally, the new products that have been introduced this year contributed approxiamtely $3.07 million to the total increase in revenues this year. Granisetron hydrochloride contributed $1.79 million, and Alginic Sodium Diester contributed $1.28 million to the total increase in revenue from new products.

Cost of Revenue

Cost of revenue for the twelve months ended December 31, 2007 was approximately $17.62 million, it accounts for about 53.09% of the revenues, as compared to the $11.75 million costs for the twelve months ended December 31, 2006, the amount has increased by $5.87 million or 50%, this was primarily due to the increase in sales volume this year.

Gross Profit

Gross profit for the twelve months ended December 31, 2007 has increased by about $5.45 million or 54.17%, when compared to the twelve months ended December 31, 2006, to $15.57 million, the gross margin is 46.91%. The improved profit was due to the substantially increase in revenues this period.

Selling Expenses

Selling expenses for the twelve months ended December 31, 2007 have increased to about $1.44million or 4.33% of the total revenue, compared to 1.19% for the twelve months ended December 31, 2006. In an attempt to broaden our market share further, we have invested heavily in the marketing of our products. We have added 70 new salespersons causing increases in traveling expenses, office expenses and salaries.

General & Administrative Expenses

General and administrative expenses incurred in 2007 are about $1.88million, which represents approximately 5.66% of the total revenue. G&A expense has increased by $665,478 as compared to 2006. This was mainly caused by the carrying amount of salaries, advertising, legal services, accounting services, and investment consulting services. We have also seen an increase in intangible assets, which has increased the amortization of intangibles expense.

Income from Operations

Income from operations has increased by approximately $3.6 million to approximately $12.25 million, which is an increased of 42.06% from the prior year. This is a combined result of the increase in sales, revenue, and gross profit.

Interest Income

Interest income has increased by $30,814 from last year. This was caused by the increased cash inflows this year and the resulting increase in cash balances.

Interest Expense

Interest expense has increased by $91,517 for the year ended December 31, 2007. This is due to a sum of loans (RMB 12,000,000@6.4496% per year, and RMB 5,000,000@6.7721% per year) having expired and having been repaid. Shortly after the repayment, we entered into a new loan, in the amount of RMB 17,000,000 and the interest is 7.182% per year. As a result of the interest rate increase, interest expenses increased as well.

Income Tax Expense

For the twelve months ended December 31, 2007, the company has no tax expense because the company has been granted a tax holiday by the government. This has allowed the company to be exempted from income taxes in 2007.

Net Income

Although expenses have increased this year, the increase in revenue and exemption from income taxes have contributed to this year's net income of $12,819,533, which is 49.29% higher than the net income of $8,587,086 in the prior year.

V. Analysis of financial  performance  for the twelve months ended  December 31,
2007

As of December 31, 2007, the cash and cash equivalents balance reached $1.83millioin, which is 4.19% of the total asset compared with $0.66 million as of December 31, 2006, which was 2.30% of the total asset.

As of December 31, 2007, net cash provided by operating activities was $3.38 million, compared to $18.07 million net cash used in operating activities for 2006. This change was the result of an increase in trade receivables and inventory in the prior year due to increase sales volume. Decrease in short-term notes has also impacted our working capital position.

                           CHINA PHARMA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the years ended December 31,
                                                --------------------------------
                                                        2007           2006
                                                   ------------    ------------
Cash Flows from Operating Activities:
Net income                                         $ 12,819,533    $  8,587,086
Depreciation and amortization                           422,443         397,001
Gain on sale of intangibles                            (580,922)           --
Changes in assets and liabilities:
Trade accounts receivable                            (5,413,718)     (6,077,526)
Other receivables                                      (111,660)         42,642
Advances to suppliers                                (1,028,199)        (61,345)
Inventory                                            (3,325,681)     (4,214,702)
Deferred tax assets                                    (162,872)        115,564
Deferred offering costs                                  60,952            --
Trade accounts payable                                 (204,372)       (219,427)
Accrued expenses                                         73,451          86,265
Accrued taxes payable                                   126,812        (407,744)
Other payables                                           20,558         (71,759)
Advances from customers                                 105,573          87,612

Net Cash from Operating Activities                    2,801,898      (1,736,333)
                                                   ------------    ------------

Cash Flows from Investing Activities:
Purchase of property and equipment                      (51,841)       (182,346)
Proceeds from the sale of intangibles                 1,509,741            --
Purchase of intangible assets                        (2,937,431)         (9,657)
                                                   ------------    ------------
Net Cash from Investing Activities                   (1,479,531)       (192,003)
                                                   ------------    ------------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants       3,797,183            --
Proceeds from exercise of warrants                      119,000            --
Proceeds from short term notes payable                2,586,252       2,140,943
Payments of short term notes payable                 (6,705,456)           --
Proceeds from loan from shareholder                        --            22,650
Payment of offering costs                                  --           (58,167)
                                                   ------------    ------------
Net Cash Proceeds from Financing Activities            (203,021)      2,105,426
                                                   ------------    ------------

Effect of Exchange Rate Changes on Cash                  54,548          18,131
                                                   ------------    ------------
Net Change in Cash                                    1,173,894         195,221
                                                   ------------    ------------
Cash and Cash Equivalents at Beginning of Period        656,441         461,220
                                                   ------------    ------------
Cash and Cash Equivalents at End of Period         $  1,830,335    $    656,441
                                                   ------------    ------------


As of December 31, 2007, the cash and cash equivalents balance reached $1,830,335, an increase of approximately 2.78 times when compared to the prior year. This is a combined result of an improvement in net cash used in operating activities and an increase in net cash proceeds from financing activities.

Net cash provided by operating activities increased to $2,801,898 from used in balance of $1.74 million in the prior year. This big improvement came from the increased net income, and an improvement on collection of trade accounts receivables.

Cash outflows from investing activities have increased to $1.5 million for the year ended 2007. This is due to the purchase of intangible assets which cost the company $2.9 million. Cash used in financing activities were $203,021 for the year ended 2007. This is due to the pay off to former shareholders and pay downs of short-term notes of $6,705,456. On February 1, 2007, we completed an offering of units priced at $1.70 per unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $2.38 per share. We received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $462,717 amounted to $3,797,183. We issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of common stock to 17 accredited investors.

The common shares and the shares underlying the warrants have registration rights and, accordingly a registration statement was filed with the Securities Exchange Commission on March 30, 2007 within the 60 day period prescribed by the registration rights agreement. The registration statement was declared effective on May 4, 2007.

In December 2007, we received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining warrants issued in conjunction with the offering to buy 1,202,941 shares of common stock have not been exercised at December 31, 2007.

VI.   Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

VII.  Recently Enacted Accounting Pronouncements

In September  2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities", ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

VIII. Conclusion

The overall performance during the twelve months ended December 31, 2007 was outstanding. As a public company in the pharmaceutical industry, we focused on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on R&D. As a result, we will continue to actively pursue the development and distribution of high-quality products to the market.

Item 7 - Index to Financial Statements

The Financial Statements required by this Item begins at page F-1 hereof.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A - Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective, due to the existence of significant internal control deficiencies discussed below under "Management's Report on Internal Control over Financial Reporting".

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria described in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. The following significant deficiencies have been identified and included in our management's assessment as of December 31, 2007:

     1) We did not engage an Audit Committee to oversee the effectiveness of the system of internal control in every process. An effective Board of Directors and Audit Committee and other corporate governance functions will play an extremely important oversight role in the internal control system. If there is no Audit Committee or the Audit Committee does not function comprehensively and proactively, there might be reasonable possibility that the significant internal control deficiencies cannot be detected or prevented.

     2) We did not maintain effective controls internal audit function due to the lack of qualified internal auditors who are familiar with internal audit and US GAAP, and we did not implement adequate and proper supervisory review to ensure that the significant internal control deficiencies can be detected or prevented.

     3) We did not maintain effective controls over the financial reporting processes due to an insufficient complement of internal personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial requirements. For example, we did not maintain effective controls over accounting for deferred taxes under U.S. GAAP.

Our management believes that these internal control deficiencies result in a material weakness. This material weakness had not been fully remedied by December 31, 2007. Never the less, based upon a number of factors, including our plan for remediation (as described below) and other procedures designed to assist us in ensuring the reliability of our financial statements, our management believes that the consolidated financial statements included in the Annual Report on Form 10-KSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America.

The management's assessment of internal controls over financial reporting was not subject to auditor attestation as of December, 31 2007 pursuant to temporary rules of the Securities and Exchange Commission. Accordingly, this Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Remediation Measures of Significant Deficiencies

To remediate the significant internal control deficiencies described above in "Management's Report on Internal Control over Financial Reporting", we have implemented or plan to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

We have planned remediation measures of hiring and training of personnel which are intended to generally address these significant deficiencies by ensuring that we will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. These measures include the following:

     1) We appointed 3 independent directors, on February 1, 2008, to establish an effective Audit Committee, together with setting up the relevant procedures and working plans;

     2) We will continue to hire external U.S. accountant at the beginning of 2008 with relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure under the requirement of SEC rules; We also plan to train up our staff internally;

     3) We plan to hire an internal auditor to implement the internal audit function, and plan to train our accounting personnel in the application of U.S. GAAP commensurate with our financial reporting requirements;

     4) We plan to improve our written policies and procedures, as well as amend and supplement the existing code of conduct to ensure the compliance with Section 406 of Sarbanes-Oxley Act; and

     5) We retained and intend to continue to retain the services of outside counselors to advise us on the SEC disclosure requirements.

We believe that we are taking the steps necessary for remediation of the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

Despite the remediation measures we have been taking, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B - Other Information

None.


                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The following table sets forth the name and position of our current directors and executive officers:

--------------------------------------------------------------------------------
    Name (1)               Age                Position
--------------------------------------------------------------------------------
Zhilin Li                  55    Director, President and Chief Executive Officer
--------------------------------------------------------------------------------
Xinhua Wu                  45    Director and Chief Financial Officer
--------------------------------------------------------------------------------
Gene Michael Bennett       60    Independent Director
--------------------------------------------------------------------------------
Yingwen Zhang              63    Independent Director
--------------------------------------------------------------------------------
Baowen Dong                67    Independent Director
--------------------------------------------------------------------------------
Jian Yang                  53    Secretary
--------------------------------------------------------------------------------

(1) Ms. Heung Mei Tsui, our former director, resigned from our board of directors on February 1, 2008. The board expanded the number of seats on the board of directors and appointed three independent directors, Gene Michael Bennett, Yingwen Zhang and Baowen Dong on the same date.

Ms. Zhilin Li: Ms. Li is the director,  President  and Chief  Executive  Officer
(CEO) of the Company. She is a founder of Helpson, and has served as chairman and CEO of Helpson since 1993. Ms. Li was formerly the president of Haikou Bio-engineering Institute, and the vice president of the Sichuan Institute of Biology. She graduated from Sichuan University, where she majored in biology, and later became an instructor.

Mr. Xinhua Wu: Mr. Wu is the director and Chief Financial Officer (CFO) of the Company. He has acted as CFO of Helpson since his employment in 1999. Mr. Wu served as CFO and assistant to the CEO at Hainan Guobang Enterprises Inc., where he was employed from 1992 to 1999. Mr. Wu graduated from the University of Wales with an MBA degree and Jiangxi Financial College with a Bachelor of Science degree in Finance.

Mr. Gene Michael Bennett: Mr. Bennett has served as a member of our board of directors as an independent director since February 1, 2008. Mr. Bennett is presently a partner of Beijing Nexis Investment Consulting Corporation which provides management consulting services to Chinese companies. From 2000 to 2004, he acted as partner of ProCFO Company. Prior to that, he served as CFO and a Board Member in Argonaut Computers. Mr. Bennett worked as professor of accounting, taxation and auditing at several universities including California State University, Chapman University, University of Hawaii and Chaminade University. Mr. Bennett is a graduate of Michigan State University and Michigan University. He is also a Doctor of Business Administration (DBA) candidate in Corporate Governance at City University of Hong Kong.

Mr. Yingwen Zhang: Mr. Zhang has served as a member of our board of directors as an independent director since February 1, 2008. Mr. Zhang graduated from Department of Chemical Engineering, Tianjin University in 1967. He worked as the CEO of Sinopec Sichuan Vinylon Works from 1983 to 1988 and worked as the director of Sichuan Foreign Trade and Economic Cooperation Bureau (The Bureau of Commerce of Sichuan Province) from December 1988 to April 2000. Since then, he has acted as the Economic and Commercial Counselor's Office of the Embassy of the People's Republic of China in Malaysia. Mr. Zhang currently is the member of the 9th Chinese People's Political Consultative Conference (CPPCC).

Mr. Baowen Dong: Mr. Dong has served as a member of our board of directors as an independent director since February 1, 2008. Mr. Dong graduated from Xi'an University of Science and Technology in 1966. He is the professor, researcher, director of the staff room, and the department head in Sichuan University since 1974. He is also an expert member of the Sichuan University Teaching Evaluation Council since August 2001.

Ms. Jian Yang: Ms. Yang has been the Secretary of the Company since October 19, 2005. She is a founder and director of Helpson. Ms. Yang was a technician at the Sichuan Institute of Biology in 1990 and vice president of Haikou Biomedicine Engineering Co., Ltd. in 1991. Ms. Yang obtained her MBA degree at the University of Wales, England.

Board Composition and Committees

Since February 1, 2008, the board of directors has been composed of Zhilin Li, Xinhua Wu, Gene Michael Bennett, Yingwen Zhang and Baowen Dong. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Gene Michael Bennett, Yingwen Zhang and Baowen Dong have served on the Audit Committee since February 1, 2008. Mr. Bennett, the Chairman of the Audit Committee, is an audit committee financial expert serving on the Audit Committee. The board of directors intends to adopt an Auditing Committee Charter specifying the authorities and responsibilities of the audit committee.

We currently have no Nomination Committee, Compensation Committee, or any other committees; therefore, the board will act in the capacity of the absent committees.

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

There are presently no material pending legal proceeding to which any of our directors, officers, or employee is a party. There is no pending litigation or legal proceeding involving one of our directors, officers, employees or other agents as to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

To the extent provisions of our Amended and Restated Certificate of Incorporation provide for indemnification of directors for liabilities arising under the Securities Act or the Exchange Act, those provisions are, in the opinion of the Securities and Exchange Commission, against public policy and therefore are unenforceable.

Code of Ethics

As of December 31, 2007, we have not adopted a code of ethics but intend to adopt a code of ethics in the near term. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

Director Compensation

No cash compensation was paid to our directors for services as a director during the fiscal year ended December 31, 2007. We have no standard arrangement pursuant to which our internal directors are compensated for their services in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No internal director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Our three independent directors are entitled to the following compensation: Mr. Bennett's compensation consists of $16,000 per year, payable quarterly within 5 days of the start of the quarter, and 5,000 warrants of common stock with an exercise price of $3.32 per share; Mr. Zhang and Mr. Dong are each entitled to RMB40,000 annually, payable quarterly within 5 days of the start of the quarter.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2007; all persons subject to Section 16(a) filing requirements have filed on a timely basis reports required to be filed by
Section 16(a) of the Exchange Act.

Item 10 - Executive Compensation

The following table provides compensation information for the period indicated with respect to the person who served as our president for the years ended December 31, 2007 and 2006 (collectively, the "Named Executive Officers"). No other executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 2007 and 2006.



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

------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------
         (a)                (b)       (c)       (d)       (e)        (f)         (g)         (h)      (i)
  Name and Principal        Year     Salary    Bonus Other Annual Restricted  Securities     LTIP   All Other
      Position                         ($)      ($)    Compensa-    Stock     Under-lying   Payouts  Compen-
                                                        tion       Awards($)  Options/ SARs   ($)    sation
                                                                                  (#)                  ($)
------------------------- -------- ---------- ----- ------------ ---------- --------------- ------- ---------

      (1) Zhilin LI         2007        0       0         0          0             0          0        0
    Director, CEO and       2006        0       0         0          0             0          0        0
        President
------------------------- -------- ---------- ----- ------------ ---------- ----------- ------- ---------


(1) Zhilin Li has been our CEO and president since October 20, 2005. As of January 20, 2006, Zhilin Li was elected as the director of the Company. Her salary in the fiscal year ended December 31, 2007 has not been paid as of the date of this Form 10-KSB.

Stock Option Grants and Exercises

We currently have no option, retirement, pension or profit sharing programs for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment, Severance and Change of Control Agreements

Our subsidiary Helpson has employment agreements with the following executive officers:

Ms. Zhilin Li entered into an Employment Agreement with Helpson, which provides that Ms. Li is employed by Helpson to perform executive management. The term of her employment is from July 1, 2005 to June 30, 2010. Her annual salary is RMB800,000. Mr. Xinhua Wu was employed by Helpson to act as its CFO. The term of his employment is from July 1, 2005 to June 30, 2010. His annual salary is RMB500,000. Ms. Jian Yang was employed by Helpson to act as its Deputy General Manager. The term of her employment is from July 1, 2005 to June 30, 2010. Her annual salary is RMB500,000.

Ms. Zhilin Li was paid RMB 150,000 as the compensation for acting as the Company's director, CEO and president during the fiscal year ended June 30, 2005. Mr. Xinhua Wu and Ms. Jian Yang received no compensation for acting as officers during the fiscal year ended June 30, 2005. Ms. Zhilin Li, Mr. Xinhua Wu and Ms. Jian Yang have not received any compensation for acting as officers during the fiscal years ended December 31, 2006 and December 31, 2007 as of the date of this Form 10-KSB.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 26, 2008 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock, (ii) each of our Directors, and (iii) all current Directors and executive officers as a group.
                                              SHARES
             NAME AND ADDRESS OF           BENEFICIALLY             PERCENT OF
             BENEFICIAL OWNER (1)             OWNED                 CLASS OWNED


            Named Executive Officers
                 and Directors
                   Zhilin Li               10,000,000                 26.82%

            Beneficial Owners of Five
                 Percent or More
                 Heung Mei Tsui            10,812,651                 29.00%
                   Jian Yang                2,278,815                  6.12%

            Total Shares Owned by          23,091,466                 61.94%
             Persons Named  Above

(1) The address of Ms. Li and Ms. Tsui is 2nd Floor, No.17, Jinpan Road, Kaikou, Hainan Province, China. The address of Ms. Yang is 1 Haoyuan ST, RM 5B, Blog 7, Asia Luxury Garden, Haikou, Hainan Province, China.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the applicable community property laws. Percentage of beneficial ownership is based on 37,278,938 shares of our common stock outstanding as of March 26, 2008.

Item 12 - Certain Relationships and Related Transactions

None.

Item 13 - Exhibits

(1) Our audited financial statements are included in this Annual Report on Form 10-KSB.

(2) EXHIBITS2


Exhibit No.        Description
--------------------------------------------------------------------------------
2.1 Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (3)
--------------------------------------------------------------------------------
3.1                 Memorandum and Articles of Association. (4)
--------------------------------------------------------------------------------
3.2                 Articles of  Association of Helpson  Medical  Bio-Technology
                    Co. (3)
--------------------------------------------------------------------------------
10.1 Stock Purchase Agreement by and among Halter Financial Group Inc. dated May 11, 2005 filed on May 11, 2005. (1)
--------------------------------------------------------------------------------
10.2                Subscription  Agreement by and among Onny Investment Limited stockholders. (3)
--------------------------------------------------------------------------------
10.3                Employment Contract between Helpson and Zhilin Li dated July
                    1, 2005. (5)
--------------------------------------------------------------------------------
10.4                Employment Contract between Helpson and Xinhua Wu dated July
                    1, 2005. (5)
--------------------------------------------------------------------------------
10.5                Employment Contract between Helpson and Jian Yang dated July
                    1, 2005 (5)
--------------------------------------------------------------------------------
10.6 Subscription and Registration Rights Agreement among China Pharma Holdings, Inc. and 17 investors (6)
--------------------------------------------------------------------------------
10.7                Form of Warrant (6)
--------------------------------------------------------------------------------
10.8* Supply Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Sichuan Chengxin Pharmaceutical Company
--------------------------------------------------------------------------------
10.9* Supply Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
--------------------------------------------------------------------------------
10.10* Sales Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Anhui Fuyang Xinte Pharmaceutical Company

--------------------------------------------------------------------------------
10.11* Sales Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Hainan Xinglin Medicine Company
--------------------------------------------------------------------------------
16.1 Letter regarding Change in the Certified Accountant dated August 15, 2005. (2)
--------------------------------------------------------------------------------
21                  Subsidiaries of China Pharma Holdings, Inc. filed on October
                    20, 2005. (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
--------------------------------------------------------------------------------
31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
--------------------------------------------------------------------------------
32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

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

Item 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell ("HBM") is the Company's independent registered accountant. The principal accountant fees of the fiscal year 2006 and the fiscal year 2007 are as follows:


                          FISCAL 2006                FISCAL 2007
                          ------------------------------------------------------

--------------------------------------------------------------------------------
Audit Fees (1)            $ 124,064               $ 139,800
--------------------------------------------------------------------------------

Audit-Related Fees(2)     $ 0                     $ 0
--------------------------------------------------------------------------------

Tax Fees(3)               $   1,457               $   2,732
--------------------------------------------------------------------------------

All Other Fees(4)         $   2,286               $ 0
--------------------------------------------------------------------------------

Total                     $ 127,807               $ 142,532
--------------------------------------------------------------------------------

(1) During the fiscal year ended December 31, 2006, HBM billed us $66,000 in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports; we paid $58,064 to Baker Tilly China for their involvements in the auditing and reviews under the supervision of HBM. During the fiscal year ended December 31, 2007, HBM billed us $74,000 in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports; we paid $65,800 to Baker Tilly China for their involvements in the auditing and reviews under the supervision of HBM.

(2) During the fiscal year ended December 31, 2006 and 2007, HBM billed us $0 in fees for assurance and related services relating to the performance of the audit and review of the Company's financial statement.

(3) During the fiscal year ended December 31, 2006, HBM billed us $1,457 in fees for professional services for tax planning and preparation. During the fiscal year ended December 31, 2007, HBM billed us $2,732 in fees for professional services for tax planning and preparation.

(4) During the fiscal year ended December 31, 2006, HBM billed us $2,286 in other fees. During the fiscal year ended December 31, 2007, HBM billed us $0 in other fees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          China Pharma Holdings, Inc.

Dated: March 28, 2008                     By: /s/ Zhilin Li
      ------------------                      -------------------------------
                                              Zhilin Li,
                                              Director, Chief Executive Officer,
                                              and President



Dated: March 28, 2008                     By: /s/ Xinhua Wu
      ------------------                      -------------------------------
                                              Xinhua Wu
                                              Director and Chief Financial
                                              Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: March 28, 2008                     By: /s/ Zhilin Li
      ------------------                      -------------------------------
                                              Zhilin Li,
                                              Director, Chief Executive Officer,
                                              and President


Dated: March 28, 2008                     By: /s/ Xinhua Wu
      -------------------                     -------------------------------
                                              Xinhua Wu,
                                              Director and Chief Financial
                                              Officer

                           CHINA PHARMA HOLDINGS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2007 and  2006                F-3

Consolidated  Statements of Operations and Comprehensive Income
for the Years Ended December 31, 2007 and 2006                               F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2006 and 2007                                             F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007 and 2006                                                   F-6

Notes to Consolidated Financial Statements                                   F-7

HANSEN, BARNETT & MAXWELL, P.C.ED]
   A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS
    5 Triad Center, Suite 750
  Salt Lake City, UT 84180-1128
      Phone: (801) 532-2200
       Fax: (801) 532-7944
         www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders of China Pharma Holdings, Inc.

We have audited the consolidated balance sheets of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                 HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 28, 2008


                           CHINA PHARMA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,  December 31,
                                                                 2007          2006
                                                             -----------   -----------

ASSETS
Current Assets:
Cash and cash equivalents                                    $ 1,830,335   $   656,441
Trade accounts receivable, less allowance for doubtful
accounts of $2,440,852 and $1,562,494, respectively           18,572,976    12,101,979
Other receivables, less allowance for doubtful
accounts of $43,908 and $27,517, respectively                    496,313       355,554
Deferred offering costs                                             --          59,390
Advances to suppliers                                          3,481,948     2,255,877
Inventory                                                     14,448,771    10,277,887
                                                             -----------   -----------
Total Current Assets                                          38,830,343    25,707,128
                                                             -----------   -----------
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$1,003,802 and $619,645, respectively                          2,625,216     2,725,173
Intangible assets, net of accumulated amortization of
$221,715 and $135,656, respectively                            2,063,252        65,344
Deferred tax assets                                              187,509        16,736
                                                             -----------   -----------
Total Non-current Assets                                       4,875,977     2,807,253
                                                             -----------   -----------
TOTAL ASSETS                                                 $43,706,320   $28,514,381
                                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                                       $   297,299   $   477,291
Accrued expenses                                                 261,301       104,216
Accrued taxes payable                                            311,009       167,419
Other payables                                                    86,161       185,096
Advances from customers                                          261,583       141,871
Accounts payable - related parties                                  --          22,650
Short-term notes payable                                       2,693,428     6,533,649
                                                             -----------   -----------
Total Current Liabilities                                      3,910,781     7,632,192
                                                             -----------   -----------
Research and development commitments                              34,181        31,980
                                                             -----------   -----------
Total Liabilities                                              3,944,962     7,664,172
                                                             -----------   -----------
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 37,278,938 and 34,723,056 shares issued and
outstanding, respectively                                         37,279        34,723
Additional paid-in capital                                    11,678,606     7,764,979
Foreign currency translation adjustment                        2,839,304       663,871
Retained earnings                                             25,206,169    12,386,636
                                                             -----------   -----------
Total Stockholders' Equity                                    39,761,358    20,850,209
                                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $43,706,320   $28,514,381
                                                             -----------   -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                  For the years
                                                ended December 31,
                                          ----------------------------
                                              2007            2006
                                          ------------    ------------

Revenue                                   $ 33,186,324    $ 21,843,262
Cost of revenue                             17,619,180      11,745,815
                                          ------------    ------------

Gross profit                                15,567,144      10,097,447
                                          ------------    ------------

Operating expenses:
Selling expenses                             1,436,609         260,128
General and administrative                   1,879,306       1,213,828
                                          ------------    ------------
Total operating expenses                     3,315,915       1,473,956
                                          ------------    ------------

Income from operations                      12,251,229       8,623,491
                                          ------------    ------------

Non-operating income (expenses):
Interest income                                 31,805             991
Interest expense                              (237,398)       (145,881)
Other income                                   611,025         108,485
                                          ------------    ------------
Total non-operating income (expense)           405,432         (36,405)
                                          ------------    ------------

Income before taxes                         12,656,661       8,587,086
Income tax benefit                             162,872            --
                                          ------------    ------------
Net income                                $ 12,819,533    $  8,587,086
                                          ------------    ------------
Comprehensive income - foreign currency
translation adjustments                      2,175,433         563,945
                                          ------------    ------------
Comprehensive income                      $ 14,994,966    $  9,151,031
                                          ------------    ------------

Earnings Per Share:
Basic                                     $       0.35    $       0.25
Diluted                                   $       0.34    $       0.25
                                          ------------    ------------
Weighted Average Shares Outstanding:
Basic                                       37,009,655      34,723,056
Diluted                                     37,259,909      34,723,056
                                          ------------    ------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Accumulated
                                             Common Stock          Additional     Other                       Total
                                      -------------------------     Paid-in    Comprehensive   Retained     Stockholders'
                                         Shares        Amount       Capital       Income       Earnings       Equity
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2005             34,723,056   $    34,723   $ 7,764,979   $    99,926   $ 3,799,550   $11,699,178
Net income for the year                      --            --            --            --       8,587,086     8,587,086
Foreign currency translation
adjustment                                   --            --            --         563,945          --         563,945
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2006             34,723,056        34,723     7,764,979       663,871    12,386,636    20,850,209
Shares and warrants issued for cash     2,505,882         2,506     3,794,677          --            --       3,797,183
Exercise of warrants for cash              50,000            50       118,950          --            --         119,000
Net income for the year                      --            --            --            --      12,819,533    12,819,533
Foreign currency translation
adjustment                                   --            --            --       2,175,433          --       2,175,433
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2007             37,278,938   $    37,279   $11,678,606   $ 2,839,304   $25,206,169   $39,761,358
                                      -----------   -----------   -----------   -----------   -----------   -----------





















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the years ended December 31,
                                                --------------------------------
                                                       2007            2006
                                                   ------------    ------------

Cash Flows from Operating Activities:
Net income                                         $ 12,819,533    $  8,587,086
Depreciation and amortization                           422,443         397,001
Gain on sale of intangibles                            (580,922)           --
Changes in assets and liabilities:
Trade accounts receivable                            (5,413,718)     (6,077,526)
Other receivables                                      (111,660)         42,642
Advances to suppliers                                (1,028,199)        (61,345)
Inventory                                            (3,325,681)     (4,214,702)
Deferred tax assets                                    (162,872)        115,564
Deferred offering costs                                  60,952            --
Trade accounts payable                                 (204,372)       (219,427)
Accrued expenses                                         73,451          86,265
Accrued taxes payable                                   126,812        (407,744)
Other payables                                           20,558         (71,759)
Advances from customers                                 105,573          87,612
                                                   ------------    ------------
Net Cash from Operating Activities                    2,801,898      (1,736,333)
                                                   ------------    ------------

Cash Flows from Investing Activities:
Purchase of property and equipment                      (51,841)       (182,346)
Proceeds from the sale of intangibles                 1,509,741            --
Purchase of intangible assets                        (2,937,431)         (9,657)
                                                   ------------    ------------
Net Cash from Investing Activities                   (1,479,531)       (192,003)
                                                   ------------    ------------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants       3,797,183            --
Proceeds from exercise of warrants                      119,000            --
Proceeds from short term notes payable                2,586,252       2,140,943
Payments of short term notes payable                 (6,705,456)           --
Proceeds from loan from shareholder                        --            22,650
Payment of offering costs                                  --           (58,167)
                                                   ------------    ------------
Net Cash from Financing Activities                     (203,021)      2,105,426
                                                   ------------    ------------

Effect of Exchange Rate Changes on Cash                  54,548          18,131
                                                   ------------    ------------
Net Change in Cash                                    1,173,894         195,221
                                                   ------------    ------------
Cash and Cash Equivalents at Beginning of Period        656,441         461,220
                                                   ------------    ------------
Cash and Cash Equivalents at End of Period         $  1,830,335    $    656,441
                                                   ------------    ------------







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Onny Investment Limited (Onny) was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Bio-Technology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage.

On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc., formerly TS Electronics, (Company). The reorganization was accomplished by an exchange of Onny's common shares for 25,278,385 shares of the Company's common stock resulting in a 851-for-1 exchange ratio. In addition, the prior Onny convertible preferred shareholders exchanged their shares for 6,944,611 shares of the Company's common stock resulting in a 694-for-1 exchange ratio. The reorganization of Onny into the Company was recognized as a stock split of the common stock of Onny and the effective issuance by Onny of 2,500,060 shares of the Company's common stock in exchange and the assumption of $4,473 in liabilities. This transaction was accounted for as a reverse acquisition of the Company and was recognized as a non-monetary exchange.

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in the People's Republic of China (PRC), through its marketing department located in the Hainan Province. There are also nine other offices, with sales representatives in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Consolidation and Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY); however, the accompanying financial statements have been expressed in United States Dollars
(USD). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations have been translated using the average exchange rates prevailing during the periods of each statement. See
Note 9.

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the carrying amounts of notes payable that were outstanding during the current period approximated fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments are at interest rates which approximated current market rates.

Cash and cash equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. Cash deposits are held at financial institutions in the PRC and are not insured by the FDIC.

Trade receivables and allowance for doubtful accounts - Trade receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Included in trade receivables is approximately $2,002,059 that occurred more than one year from December 31, 2007, but is estimated to still be collectable.

Inventory - Inventories are stated at the lower of cost or net realizable value, on an average cost basis. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. There were no such impairments at December 31, 2007.

Property and Equipment - Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the period of disposition.

Intangible Assets - Acquisition costs on patents, trademarks, licenses, techniques, formulas and other intangibles are capitalized and amortized using the straight-line method over their useful lives. For those intangible assets, such as patents, with legal protection over a period, their useful life is the protected period. Others that do not have legal protection periods are amortized generally over 5 to 10 years. The Company does not capitalize internally generated intangible assets. The Company's intangible assets consist of techniques (formulas and manufacturing processes) for medicines.

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advanced payments to suppliers for materials and receive from customers advances for finished products. As of December 31, 2007 and 2006, the advances to suppliers were $3,481,948 and $2,255,877, respectively, and the advances from customers were $261,583 and

$141,871, respectively.

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

Advertising Costs - Advertising costs are expensed when incurred. Total advertising expense for the years ended December 31, 2007 and 2006 were $10,393 and $3,446, respectively.

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 1,202,941 shares of Company common stock at an exercise price of $2.38 per share. There are no dilutive securities outstanding at December 31, 2006. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:


                                                For the Years Ended December 31,
                                                   2007                2006
                                               -----------         -----------

Net income                                     $12,819,533         $ 8,587,086
                                               -----------         -----------
Basic weighted-average common shares
outstanding                                     37,009,655          34,723,056
Effect of dilutive securities:
Warrants                                           250,254                --
                                               -----------         -----------
Diluted weighted-average common shares
outstanding                                     37,259,909          34,723,056
                                               -----------         -----------
Basic earnings per share                       $      0.35         $      0.25
                                               -----------         -----------
Diluted earnings per share                     $      0.34         $      0.25
                                               -----------         -----------


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

The Company has its cash in bank deposits primarily in the PRC. Historically, deposits in PRC banks have been secure due to the state policy on protecting depositors' interests. The PRC promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company's deposits may be at a higher risk of loss.

Interest Rate Risk - The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities", (EITF 07-3) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is not expected to have a material impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

NOTE 2 - INVENTORY

Inventory consisted of the following:


                                   December 31,
                         -------------------------------
                             2007                2006
                         -----------         -----------
Raw materials            $12,521,536         $ 8,458,210
                         -----------         -----------

Work in progress              60,404           1,679,952
                         -----------         -----------

Finished goods             1,866,831             139,725
                         -----------         -----------

Total Inventory          $14,448,771         $10,277,887
                         -----------         -----------


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:


                                               December 31,
                                     ------------------------------
                                         2007               2006
                                     -----------        -----------
Permit of land use                   $   385,102        $   360,304
Building                               1,753,547          1,640,629
Plant, machinery and equipment         1,341,996          1,253,572
Motor vehicle                             37,193             14,763
Office equipment                          88,210             75,550
Construction in progress                  22,970               --
                                     -----------        -----------
Total                                  3,629,018          3,344,818
Less: accumulated depreciation        (1,003,802)          (619,645)
                                     -----------        -----------
Property and Equipment, net          $ 2,625,216        $ 2,725,173
                                     -----------        -----------


Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                      Asset                 Life - years
---------------------------------------- ------------------
Permit of land use                            40 - 70
Building                                      20 - 35
Plant, machinery and equipment                  10
Motor vehicle                                 5 - 10
Office equipment                                 5


For the years ended December 31, 2007 and 2006, depreciation expense was $327,921 and $353,831, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately 9.5 years. Amortization of intangible assets was $94,522 and $43,170 for the year ended December 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for the next five years follows:


                    Year               Amount
               ----------------  --------------
                    2008             $ 221,538
                    2009               220,553
                    2010               218,722
                    2011               214,646
                    2012               214,646
                 Thereafter            973,147
                                 --------------
                    Total          $ 2,063,252
                                 --------------

During the third quarter of 2007, the Company entered into agreements to acquire certain pharmaceutical formulas from an unrelated party for cash for an aggregate purchase price of $2,091,850. This has been recorded under the caption Intangible assets in the accompanying balance sheet as of December 31, 2007.

NOTE 5 - DEBT

Short Term Notes Payable - At December 31, 2006, the Company had loans outstanding totaling $2,174,608 from a bank. The loans bear interest with a range of 6.14% to 6.43%, principal and accrued interest was repaid in July and August of 2007. On July 13, 2007, the Company entered into a new line of credit with the bank collateralized by certain land use rights, machinery and equipment Advances made under the line of credit of $2,324,278 are due 7 months from the date of the loan and bear interest payable monthly at rates ranging from 6.90% to 7.37%. The line of credit expires on April 25, 2008 with any advances or renewals made prior to this date under the line having a maturity date no later than October 25, 2008. The Company has borrowed all amounts available under the line of credit.

Short Term Notes Payable to Former Shareholders - In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. The balance of the note at December 31, 2006 was $4,359,041. During the fourth quarter of 2007, the Company paid $3,989,891 of these notes and the final note outstanding as of December 31, 2007 of $369,150 was paid in January, 2008.

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

Undistributed earnings of the Company's foreign subsidiary since acquisition amounted to approximately $22 million at December 31, 2007. Those earnings, as well as the investment in the subsidiaries of approximately $17 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

According to federal law in the PRC, enterprises with foreign investment and foreign enterprises doing business in the PRC are generally subject to federal enterprise income tax at a rate of 30%. However, because the Company is located in a special region, it has a 15% corporate income tax rate and has been granted a "tax holiday" during which it would pay no income taxes through December 31, 2007. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law, (EIT Law), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

As a result of the above change in the income tax laws, The Company will continue to have a favorable rate of 50% of the tax rates in effect during fiscal 2008 through 2010 as determined by the PRC government and the regional tax authorities.

Following is a reconciliation of income taxes calculated at the federal statutory rates to actual income tax expense:

                                                 December 31,
                                       -----------------------------
                                           2007              2006
                                       -----------       -----------

Tax at statutory rate of 33%           $ 4,176,698       $ 2,919,609
Non-deductible expenses                       --              27,559
Change in temporary differences               --             (22,654)
Effect of lower foreign tax rates       (4,339,570)       (2,924,514)
                                       -----------       -----------
Deferred income tax benefit            $  (162,872)      $      --
                                       -----------       -----------


The temporary differences which give rise to the deferred income tax asset are as follows:

                                                     December 31,
                                               -----------------------
                                                 2007            2006
                                               --------       --------
Allowance for doubtful trade receivables        183,586         16,446
Allowance for doubtful other receivables          3,923            290
                                               --------       --------
Total deferred income tax assets                187,509         16,736
Valuation allowance                                --             --
                                               --------       --------
Net deferred income tax asset                  $187,509       $ 16,736
                                               ========       ========


The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 7 - STOCKHOLDERS' EQUITY

On February 1, 2007 the Company completed an offering of units priced at $1.70 per unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock at an exercise price of $2.38 per share. The Company received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $462,717 amounted to $3,797,183. The Company issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock to 17 accredited investors. The proceeds were allocated to the warrants based upon their fair value or $2,010,219, and the balance of the proceeds was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.80%, expected dividend yield of 0%, expected volatility of 124.39% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights and, accordingly a registration statement was filed with the Securities Exchange Commission on March 30, 2007 within the 60 day period prescribed by the registration rights agreement. The registration statement was declared effective on May 4, 2007.

In December 2007, the Company received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining warrants issued in conjunction with the offering to buy 1,202,941 shares of common stock have not been exercised at December 31, 2007 and have a weighted average life of
2.1 years.

NOTE 8 - TRANSFERS OF TECHNOLOGY

During 2007, the Company entered into agreements to sell certain pharmaceutical formulas in the research and development stage in two separate transactions to third parties for an aggregate sales price of $1,509,741 less the cost of $853,352 and transfer (sales) tax of $75,487 for a net gain on sale of intangibles of $580,922 which is recorded as other income.

NOTE 9 - CONTINGENCIES

Economic environment - Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company's results from operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 10 - RELATED PARTY TRANSACTIONS

On April 25, 2005 a dividend of $4,154,041 (adjusted for foreign currency translations as of the balance sheet dates) was declared to the former shareholders of Helpson which was not paid at December 31, 2005 and was subsequently converted to demand notes bearing interest at 2.25% according to the terms of the dividend. The Company paid these notes and the related accrued interest as discussed in Note 5.

NOTE 11 - CONCENTRATIONS

For the year ended December 31, 2007, three customers accounted for 21%, 20% and 12% of sales, respectively. For the year ended December 31, 2006, three customers accounted for 17%, 11% and 10% of sales, respectively. At December 31, 2007, two customers accounted for 20% and 11% of accounts receivable, respectively. At December 31, 2006, two customers made up 18% and 14% of accounts receivable. For the year ended December 31, 2007, purchases from three suppliers made up 17%, 17% and 11% of raw material purchases, respectively. For the year ended December 31, 2006 purchases from two suppliers accounted for 44% and 34% of raw material purchases, respectively.