Form 10QSB
period 2008-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2008-04-30
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

                 Delaware                                       73-1564807
(State or other jurisdiction of incorporation                  (IRS Employer
            or  organization)                                Identification No.)


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

As of March 31, 2008, 37,278,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

Transitional Small Business disclosure format:  Yes [ ]     No [X]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


Part I    Financial Information                                                1

Item 1.       Financial Statements                                             1

              Condensed Consolidated Balance Sheets as of March 31, 2008
              and December 31, 2007 (unaudited)                                1

              Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007
              (unaudited)                                                      2

              Condensed Consolidated  Statements of Cash Flows for the Three
              Months Ended March 31, 2008 and 2007 (unaudited)                 3

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                      4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

Item 3.       Controls and Procedures                                         19

Part II       Other Information                                               19

Item 1        Legal Proceedings                                               19

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3        Defaults upon Senior Securities                                 19

Item 4        Submission of Matters to a Vote of Security Holders             19

Item 5        Other Information                                               19

Item 6        Exhibits                                                        20

Signatures                                                                    21


                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     March 31,   December 31,
                                                                       2008          2007
                                                                   -----------   -----------
                                                                                 (Restated)
ASSETS
Current Assets:
    Cash and cash equivalents                                      $   682,017   $ 1,830,335
    Trade accounts receivable, less allowance for doubtful
     accounts of $3,019,930 and $2,440,852, respectively            24,804,992    18,572,976
    Other receivables, less allowance for doubtful
     accounts of $64,230 and $43,908, respectively                     476,749       413,596
    Advances to suppliers                                            1,568,111     2,757,320
    Inventory                                                       14,810,192    14,448,771
                                                                   -----------   -----------
Total Current Assets                                                42,342,061    38,022,998
                                                                   -----------   -----------
Non-current Assets:
    Property and equipment, net of accumulated depreciation of
       $1,150,987 and $1,003,802, respectively                       2,636,030     2,625,216
    Intangible assets, net of accumulated amortization of
       $291,809 and $221,715, respectively                           2,515,356     2,063,252
    Advances for purchase of intangible assets                       2,801,633       807,345
    Deferred tax assets                                                195,303       187,509
                                                                   -----------   -----------
Total Non-current Assets                                             8,148,322     5,683,322
                                                                   -----------   -----------
TOTAL ASSETS                                                       $50,490,383   $43,706,320
                                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Trade accounts payable                                         $   590,722   $   297,299
    Accrued expenses                                                   265,008       261,301
    Accrued taxes payable                                            1,078,850       311,009
    Other payables                                                      42,521        86,161
    Advances from customers                                            359,646       261,583
    Short-term notes payable                                         2,420,894     2,693,428
                                                                   -----------   -----------
Total Current Liabilities                                            4,757,641     3,910,781
                                                                   -----------   -----------
    Research and development commitments                                35,601        34,181
                                                                   -----------   -----------
Total Liabilities                                                    4,793,242     3,944,962
                                                                   -----------   -----------
Stockholders' Equity:
    Common stock, $0.001 par value, 60,000,000 shares
        authorized, 37,278,938 shares issued and outstanding            37,279        37,279
    Additional paid-in capital                                      11,678,606    11,678,606
    Foreign currency translation adjustment                          4,584,546     2,839,304
    Retained earnings                                               29,396,710    25,206,169
                                                                   -----------   -----------
Total Stockholders' Equity                                          45,697,141    39,761,358
                                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $50,490,383   $43,706,320
                                                                   ===========   ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.




                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                 For the three months ended March 31,
                                                                 ------------------------------------
                                                                      2008                  2007
                                                                  ------------         ------------

Revenue                                                           $ 11,717,045         $  7,233,768
Cost of revenue                                                      5,909,768            3,934,849
                                                                  ------------         ------------

Gross profit                                                         5,807,277            3,298,919
                                                                  ------------         ------------

Operating expenses:
   Selling expenses                                                    337,792              147,883
   General and administrative                                          815,793            1,306,086
                                                                  ------------         ------------
Total operating expenses                                             1,153,585            1,453,969
                                                                  ------------         ------------

Income from operations                                               4,653,692            1,844,950
                                                                  ------------         ------------

Non-operating income (expenses):
   Interest income                                                        --                 13,775
   Interest expense                                                    (45,273)             (56,899)
   Other income                                                           --                572,213
                                                                  ------------         ------------
Total non-operating income (expense)                                   (45,273)             529,089
                                                                  ------------         ------------

Income before taxes                                                  4,608,419            2,374,039
Income tax expense                                                     417,878                 --
                                                                  ------------         ------------
Net income                                                        $  4,190,541         $  2,374,039
                                                                  ------------         ------------
Comprehensive income - foreign currency translation adjustments      1,745,242              216,416
                                                                  ------------         ------------
Comprehensive income                                              $  5,935,783         $  2,590,455
                                                                  ------------         ------------

Basic and Diluted Earnings Per Share                              $       0.11         $       0.07
                                                                  ------------         ------------
Basic and Diluted Weighted Average Shares Outstanding               37,278,938           36,337,958











              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.





                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         For the three months ended March 31,
                                                         ------------------------------------
                                                            2008                    2007
                                                         -----------             -----------
                                                                                  (Restated)
Cash Flows from Operating Activities:
 Net income                                              $ 4,190,541             $ 2,374,039
 Depreciation and amortization                               162,779                 100,063
 Gain on sale of intangibles                                    --                  (569,398)
 Changes in assets and liabilities:
  Trade accounts receivable                               (5,343,190)             (1,728,236)
  Other receivables                                          (44,977)               (739,783)
  Advances to suppliers                                    1,275,939              (1,095,219)
  Inventory                                                  234,072              (1,092,813)
  Deferred offering costs                                       --                    59,743
  Trade accounts payable                                     275,053                 247,713
  Accrued expenses                                            (7,001)                 27,960
  Accrued taxes payable                                      738,767                  78,756
  Other payables                                             (46,030)                 88,814
  Advances from customers                                     85,325                   6,571
                                                         -----------             -----------
Net Cash from Operating Activities                         1,521,278              (2,241,790)
                                                         -----------             -----------

Cash Flows from Investing Activities:
 Purchase of property and equipment                           (6,994)                 (2,360)
 Proceeds from the sale of intangibles                          --                    38,453
 Purchase of intangible assets                              (418,079)                   --
 Advances for purchase of intangible assets               (1,918,791)                836,404
                                                         -----------             -----------
Net Cash from Investing Activities                        (2,343,864)                872,497
                                                         -----------             -----------

Cash Flows from Financing Activities:
 Proceeds from sale of common stock and warrants                --                 3,797,183
 Payments of short term notes payable                       (376,271)                   --
 Related party payables/receivables                             --                  (138,860)
                                                         -----------             -----------
Net Cash from Financing Activities                          (376,271)              3,658,323
                                                         -----------             -----------

Effect of Exchange Rate Changes on Cash                       50,539                   5,247
                                                         -----------             -----------
Net Change in Cash                                        (1,148,318)              2,294,277
                                                         -----------             -----------
Cash and Cash Equivalents at Beginning of Period           1,830,335                 656,441
                                                         -----------             -----------
Cash and Cash Equivalents at End of Period               $   682,017             $ 2,950,718
                                                         -----------             -----------


Supplemental Cash Flow Disclosure:
Cash paid for interest                                   $    83,515             $    56,899
Cash paid for income taxes                                      --                      --







              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. (the Company) and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (Management) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB report for the year ended December 31, 2007.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Organization - Onny Investment Limited (Onny) was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage.

On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc., formerly TS Electronics, Inc. (the Company).

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of March 31, 2008 and 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 1,202,941 and

1,252,941 shares, respectively, of Company common stock at an exercise price of $2.38 per share. These have not been included in the computation of earnings per share as their effect is anti-dilutive.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

Restatement of Financial Statements - Subsequent to March 2008, the Company realized that the December 31, 2007 consolidated financial statements needed to be revised to correct an overstatement of advances paid to suppliers in amount of 724,628, an overstatement of other receivables in the amount of 82,717, and an understatement of advance for purchase of intangible assets in the amount of $ 807,345. The Company concluded that advances made for purchase of intangible assets should be treated as a long-term asset. This correction was not considered material in accordance with SAB 108 for the year ended December 31, 2007 but is considered significant. As a result, the Company corrected the financial statements for December 31, 2007. The corrected consolidated balance sheet is included in these financial statements. The correction of the December 31, 2007 financial statements had no effect on the previously reported net income. The effect of the restatement was as follows:


                                                           Reported      Restatement     As Restated
                                                         ------------    ------------    ------------
Consolidated Balance Sheet as of December 31, 2007
Other receivables                                        $    496,313    $    (82,717)   $    413,596
Advances to suppliers                                       3,481,948        (724,628)      2,757,320
Total Current Assets                                       38,830,343        (807,345)     38,022,998
Advances for purchase of intangible assets                       --           807,345         807,345
                                                         ------------    ------------    ------------
TOTAL ASSETS                                             $ 43,706,320    $       --      $ 43,706,320
                                                         ------------    ------------    ------------

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Other receivables                                        $   (111,660)   $     79,426    $    (32,234)
Advances to suppliers                                      (1,028,119)       (853,332)     (1,881,451)
Net Cash provided by Operating Activities                   2,801,898        (773,906)      2,027,992
Advance for purchase of intangible assets                        --           773,906         773,906
Net Cash used in Investing Activities                      (1,479,531)        773,906        (705,625)
                                                         ------------    ------------    ------------
Net Change in Cash                                       $  1,173,894    $       --      $  1,173,894
                                                         ------------    ------------    ------------

NOTE 2 - INVENTORY

Inventory consisted of the following:


                                   March 31,         December 31,
                                     2008               2007
                                  -----------        -----------
     Raw materials                $11,770,466        $12,521,536
     Work in progress                  62,915             60,404
     Finished goods                 2,976,811          1,866,831
                                  -----------        -----------
           Total Inventory        $14,810,192        $14,448,771
                                  -----------        -----------


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                        March 31,         December 31,
                                          2008               2007
                                       -----------        -----------
     Permit of land use                $   401,110        $   385,102
     Building                            1,826,439          1,753,547
     Plant, machinery and equipment      1,397,780          1,341,996
     Motor vehicle                          44,818             37,193
     Office equipment                       92,945             88,210
     Construction in progress               23,925             22,970
                                       -----------        -----------
     Total                               3,787,017          3,629,018
     Less: accumulated depreciation     (1,150,987)        (1,003,802)
                                       -----------        -----------
     Property and Equipment, net       $ 2,636,030        $ 2,625,216
                                       -----------        -----------

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

             Asset                                    Life - years
             -----                                    ------------
     Permit of land use                                 40 - 70
     Building                                           20 - 35
     Plant, machinery and equipment                        10
     Motor vehicle                                       5 - 10
     Office equipment                                      5

For the three months ended March 31, 2008 and 2007, depreciation expense was $103,203 and $93,307, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately 9.25 years. Amortization of intangible assets was $59,576 and $6,756 for the three months ended March 31, 2008 and 2007, respectively.

In January, 2007 the Company entered into an agreement to acquire a certain pharmaceutical formula from an unrelated party for cash for an aggregate purchase price of $427,217. This has been recorded under the caption Intangible assets in the accompanying balance sheet as of March 31, 2008.

NOTE 5 - DEBT

Short Term Notes Payable - On July 13, 2007, the Company entered into a new line of credit with the bank collateralized by certain land use rights, machinery and equipment. The outstanding advances made under the line of credit were $2,420,894 and $2,324,278 at March 31, 2008 and December 31, 2007, respectively.
The line of credit was renewed during the first quarter of 2008 with due dates of August and September of 2008 and bears interest payable monthly at the rate of 7.84%.

Short Term Notes Payable to Former Shareholders - In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. The final principal balance of $369,150 was paid in January, 2008. The accrued interest of $215,933 is still outstanding and is included in accrued liabilities.

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

Undistributed earnings of the Company's foreign subsidiary since acquisition amounted to approximately $26 million at March 31, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $17 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law, ("EIT Law"), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and foreign-invested entities, or ("FIEs"), unless they qualify under certain limited exceptions.

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. However, because the Company was in existence prior to the March 16, 2007 China tax law change, it will gradually transit to the new 25% tax rate over the next five years starting on January 1, 2008. The phase-in income tax rate is 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012 and after. Also, the Company is permitted to use their remaining tax holiday, so they will continue to have a favorable income tax rate of 50% in effect during fiscal 2008 through 2010 as determined by the PRC government and the regional tax authorities.

As a result of the above changes, starting from 2008, the Company's enterprise income tax rate will be:

           Year                    Enterprise Income Tax Rate
           ----                    --------------------------
           2008                                9%
           2009                                10%
           2010                                11%
           2011                                24%
      2012 and after                           25%

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has outstanding warrants to purchase an aggregate of 1,202,941 shares of Company's common stock at an exercise price of $2.38 per share which expire on January 29, 2010.

NOTE 8 - CONTINGENCIES

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


Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with China Pharma Holdings, Inc.'s consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-QSB.

This filing contains forward-looking statements. The words "anticipated," "believe," "expect", "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, information regarding future operations, capital expenditures, and cash flows. Such statements reflect management's views with respect to future events and financial performance, which involve risks and uncertainties. Those risks include, but not limited to, changes in general economic and business conditions, changes in political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to increase market share, and various other matters; many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

China Pharma Holdings, Inc. is a specialty bio-pharmaceutical company with Scalable Good Manufacturing Practice ("GMP") certified manufacturing facilities. We currently have eight different production lines which develop, manufacture, and market Western and Chinese medicines. Over the years we have developed a wide distribution network, a professional marketing team, and strong research and development ("R&D") capabilities. We have a portfolio of therapeutics that target: central nervous system ("CNS"), cardiovascular, wound recovery, and infectious diseases. Our therapeutics has a targeted market segment, both current and future, which covers a large patient population. We also have a highly professional and experienced management team.

Strong Revenue Growth and High Margins -We have experienced a compound annual growth rate of over 80% in sales of our therapeutics since 2003. In the three months ended March 31, 2008, we generated $11.72 million revenue, an increase of 61.98%, or $4.48 million, from sales of $7.23 million in the three months ended March 31, 2007. We achieved a gross margin of 49.56% in the first quarter of 2008, while in the first quarter of 2007, the gross margin was 45.60%, which is above the industry average gross margin of 34.20%. We are able to compete in the highly fragmented pharmaceutical industry through our diversified therapeutics line, cost control and strong sales network. Our experienced management team, market insights and strong R&D capabilities enable us to develop and launch new and improved generic products based on market demand.

Proven Record of Success - We have a proven track record of success. We have a porfolio of over 30 specifications of drugs that focus on the treatment of: CNS, cardiovascular, cerebrovascular, and infectious diseases. Among these specifications two are market leaders: FGF and Buflomedil hydrochloride. We were awarded the "National Key New Product" by the Ministry of Science and Technology of the PRC with the State Administration of Taxation, Ministry of Commerce of the PRC, General Administration of Quality Supervision, Inspection and Quarantine of the PRC, and State Environmental Protection Administration of China. We are a profitable company with a low cost, high margin business model. We are seeing a quick growth in sales with a constant growth in income, due to our focus on the largest segment of China's pharmaceutical market. We have eight different types of modern production lines with capacity to meet future demands.

Clear Strategy for Growth - We are part of a rapidly growing industry, in which we are the leader in generic drugs. We have created a competitive advantage through a segmented therapeutics line designed to target specific patient groups. Our R&D is guided by the market and we target name brand drugs and new generic drugs in China. The R&D covers a variety of diseases, but focuses on high incidence and high mortality diseases in China, which need more effective treatment. In an attempt to remain a leading player in the market, we target off-patent drugs or drugs about to be off-patent with cumulative global sales of over $1 billion. Through September 2007, we have 10 drugs on track to launch, including a new anti-drug-resistance antibiotic which has already entered the SFDA technical evaluation. We also have three drugs which are waiting for the SFDA's production approval. Bumetanide received SFDA production approval in January 2008. It is estimated that all therapeutic products currently pending approval will contribute to the revenue.

I. Summary

During the three months ended March 31, 2008, we maintained steady and speedy growth and excellent financial performance. Revenue has increased 61.98%, gross profit 76.04%, net income 76.52% and EPS 72.06%, compared to the three months ended March 31, 2007. For the three months ended March 31, 2008, our total revenue reached $11.72 million, an increase of 61.98% from $7.23 million in the three months ended March 31, 2007. This growth is attributable to the development of existing products and strengthening our marketing with new products which were launched after late 2006. This is in line with our strategy of launching new products while expanding into the several competitive pharmaceutical markets domestically.

Our financial performance for the first quarter of 2008 has an obvious growth compared to the first quarter of 2007. We have seen an increase in gross profit of 76.04% to $5.81 million. Net income, without consideration of foreign currency translation adjustment, has increased by 76.52% to $ 4.19 million in the first quarter of 2008. This is the result of the development of the new products and additional marketing activities.

For the three months ended March 31, 2008, EPS increased by 72.06%, reaching $0.11 compared to $0.07 for the three months ended March 31, 2007. We are working closely with various pharmaceutical research institutions to develop more functional products to meet the customers' needs. Our focus is to create a steady increase in revenue. We have seen in the past that the key to our success is to maximize the possibilities of health care industry.

We also have adopted a modern enterprise system to enhance internal control over accounting and reporting. In the near future, we will build up more systematic and continuous internal control procedures for the long-term development and the benefit of our shareholders and prospective investors.

II. Business Overview

We are primarily engaged in the research, development, manufacturing, and marketing of pharmaceutical and nutritional supplements. During 2007, we launched two new products, Alginic Sodium Diester and Granisetron hydrochloride. And we are planning to launch a new product, Bumetanide, in 2008.

We plan to expand our biotechnology product series. Based on the foundation established by some of our widely recognized medicine labels such as Neurotrophicpeptide, we have launched and will continue to launch a variety of biological medicines, including the injected hepatocyte growth-promoting factors, which are expected to fuel additional growth beyond that of Neurotrophicpeptide.

One of our products, Buflomedil Hydrochloride (which includes the raw material, injectable product and tablet form) has received the following recognitions, awards and designations:

o    The key technology project in Hainan in 2003 by Haikou Municipality.

o The "National Key New Products" certificate in 2003 by the State Science and Technology Department, State Taxation Bureau, Ministry of Commerce, State Bureau of Quality Supervision, Inspection and Quarantine, and State Environmental Protection Bureau.

o The "Best Commercialized Technology" award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.

In 2003, we attained GMP authentication and the award of "Best Enterprise for Supporting SARS Medicine" awarded by Hainan Food and Drug Administration. Our products have been distributed and sold to more than 29 provinces, sovereignties, and autonomous regions around China. We have 16 sales offices and approximately 680 proxy agents throughout the PRC. The main channels we use to deliver our products are as follows: (1) Distribution system (Proxy Agents); (2) Direct sale system to hospitals; (3) Distribution of products to end-market through local medical companies.

Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage. On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc. formerly TS Electronics, Inc. ("the Company").

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

o Operation Risk

One of the major uncertainties in our industry is the purchase of raw materials. Raw materials are primarily affected by the geographical, island environment of Hainan Province. Because of high transportation costs and the need to guarantee production supply requirements, we have to store large amounts of inventory to maintain consistent production levels. In addition, partial raw materials need to be specially ordered which further increases the need to store inventory. Finally, due to the increasing sales, we must store a large volume of finished product and packaging material.

o Foreign Currency Risk

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of the exchange rate fluctuation would inevitably be considered to be material to our business operations.


All of our revenues and expenses are accounted for in Renminbi. But we use the United States dollar ("USD") for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there could be no assurance that such exchange rate will not become volatile again or that the USD will not devalue significantly against the Renminbi. Exchange rate fluctuations may adversely affect the value, in USD terms, of our net assets and income derived from its operations in the PRC.

IV. Analysis of financial performance for the three months ended March 31, 2008

                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)
                      For the three months ended March 31,

                                                    Percentage                       Percentage
                                       2008         of Revenue          2007         of Revenue     Growth Rate
                                   ------------    ------------     ------------    ------------    ------------
Revenue                            $ 11,717,045         100.00%     $  7,233,768         100.00%          61.98%
Cost of revenue                       5,909,768          50.44%        3,934,849          54.40%          50.19%
                                   ------------                     ------------

Gross profit                          5,807,277          49.56%        3,298,919          45.60%          76.04%
                                   ------------                     ------------

Operating expenses:
   Selling expenses                     337,792           2.88%          147,883           2.04%         128.42%
   General and administrative           815,793           6.96%        1,306,086          18.06%         -37.54%
                                   ------------                     ------------

Total operating expenses              1,153,585           9.85%        1,453,969          20.10%         -20.66%
                                   ------------                     ------------

Income from operations                4,653,692          39.72%        1,844,950          25.50%         152.24%
                                   ------------                     ------------

Non-operating income (expenses):
   Interest income                            -                           13,775           0.19%        -100.00%
   Interest expense                    (45,273)          -0.39%         (56,899)          -0.79%         -20.43%
   Other income                               -                          572,213           7.91%        -100.00%
                                   ------------                     ------------
Total non-operating income             (45,273)          -0.39%          529,089           7.31%        -108.56%
   (expense)                       ------------                     ------------


Income before taxes                   4,608,419          39.33%        2,374,039          32.82%          94.12%
Income tax expense                      417,878           3.57%                -
                                   ------------                     ------------
Net income                         $  4,190,541          35.76%     $  2,374,039          32.82%          76.52%
                                   ------------                     ------------
Comprehensive income - foreign        1,745,242          14.89%          216,416           2.99%         706.43%
currency translation adjustments
                                   ------------                     ------------
Comprehensive income               $  5,935,783          50.66%     $  2,590,455          35.81%         129.14%
                                   ------------                     ------------




Basic and Diluted Earnings Per
Share                              $      0.112                     $      0.065                          72.06%
                                   ------------                     ------------
Basic and Diluted Weighted           37,278,938                       36,337,958
Average Shares Outstanding         ------------                     ------------



Revenues

Revenue for the three months ended March 31, 2008 is approximately $11.72 million or an increase of 61.98% compared to $7.23 million of the fist quarter of 2007. This dramatic improvement in revenue is due to the following elements: on the demand side, in addition to the strong Chinese economy, the demands for medicine are increasing; on the supply side, our output has been expanded to meet the increased market demands. We are increasing our marketing efforts for our products and have widened our distribution channels. Our older products have been well-accepted by customers. In the first quarter of 2008, Pusen OK contributed approximately $1.89 million of our revenue, which was 16.17% of the total net revenues, an increase of 99% or $941 thousand when compared to the same period of 2007. The growth is mainly due to a $5.6 million contract from a major distributor at the beginning of 2008. Also, we broadened our market channels and because of the severe snow storms that hit central and south China from middle January 2008, there was a dramatic increase of flu, cerebrovascular and cardiovascular diseases. Pusen Ok is used to temporarily relieve runny nose, watery eyes, fever, headache, soar throat, pain of arthritis, and muscular arches. In the first quarter of 2008, sales from one of our other older products, aFGF, reached $1.34 million, an increase of 35%, compared to $1 million of the first quarter of 2007.

Some of the other older products that have greatly increased in the three months ended March 31, 2008 are: Buflomedil Hydrochloride with an increase of 197.77%, Gastrodin with an increase of 69.97%, Cefaclor with an increase of 63.86%, Neurotrophicpetide with an increase of 53.95%, and Andrographolide with an increase of 23.09%. Products which had been introduced in 2006 are now in the mature stage. Revenues from these products launched in 2006 contributed approximately $2.12 million to the total increase of revenues for this period, among which, Ozagrel contributed approximately $865 thousand. Finally, the new products that have been introduced last year contributed approximately $1.25 million to the total increase in revenues this year, among which Granisetron hydrochloride contributed $759 thousand, and Alginic Sodium Diester contributed $500 thousand to the total increase.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2008 was approximately $5.91 million, which was 50.44% of revenue for the same period. The cost for the three months ended March 31, 2007 was $3.93 million, which is an increase of $1.97 million or 50.19%, this was primarily due to the increase in sales volume this year.

Gross Profit

The gross margin for the first quarter of 2008 has reached 49.56%, gross profit for the three months ended March 31, 2008 has reached approximately $5.80 million, which has increased by about $2.51 million or 76.04%, when compared to the three months ended March 31, 2007 to $3.30 million, the gross margin is 45.60%. The improved profit was due to the substantial increase in revenues and reduce in product expenses in this period.

Selling Expenses

Selling expenses for the three months ended March 31, 2008 have increased to about $338 thousand or 2.88% of the total revenue, which is an increase of 128.42% from $147 thousand or 2.04% of the total revenue for the three months as of March 31, 2007. Due to our attempt to broaden our market share further, we have invested heavily in the marketing of our products, which has increased traveling expenses, office expenses and salaries.

General & Administrative Expenses

General and administrative expenses incurred in the three months ended March 31, 2008 are about $816 thousand which represents approximately 6.96% of the total revenue. G&A expense has decreased by $490,293, or 37.54% as compared to the three months ended March 31, 2007. This was mainly due to the improvement on accounts receivable collection, lower allowance for doubtful account compared to the same period in 2007, and the amount of salaries, legal services, accounting services, and investment consulting services. We have also seen an increase in intangible assets, which has increased amortization expense.

Income from Operations

Income from operations has increased by approximately $2.81 million to approximately $4.65 million, which is an increase of 152.24% from the three months ended March 31, 2007. This is a combined result of the increase in sales and reduction in general and administrative expenses.

Interest Expense

Interest expense has decreased by $11,626 or 20.43% to $45,273 ended March 31, 2008. This is due to the payment of the money borrowed from the former shareholders.

Income Tax Expense

We have accrued $ 417,878 income tax, or 3.57% of revenue in this quarter. We have been granted a "tax holiday" granting a favorable rate of 50% of the tax rates in effect during fiscal 2008 through 2010 as determined by the PRC government and the regional tax authorities. This year we accrue our tax at the rate of 9%.

Net Income

The net income as of March 31 2008 has increased by 1.82 million or 76.52% to $4.19 million, compared to $2.37million for the corresponding period of 2007. There are two reasons that contributed to the growth. One is the increase of revenue and gross profit, the other is the decrease of G&A expense.

V. Analysis of financial performance for the three months ended March 31, 2008



                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                            For the three months ended March 31,
                                                 -------------------------------
                                                    2008               2007
                                                 -----------        -----------
                                                                    (Restated)
Cash Flows from Operating Activities:
   Net income                                   $ 4,190,541        $ 2,374,039
   Depreciation and amortization                    162,779            100,063
   Gain on sale of intangibles                         --             (569,398)
   Changes in assets and liabilities:
     Trade accounts receivable                   (5,343,190)        (1,728,236)
     Other receivables                              (44,977)          (739,783)
     Advances to suppliers                        1,275,939         (1,095,219)
     Inventory                                      234,072         (1,092,813)
     Deferred offering costs                           --               59,743
     Trade accounts payable                         275,053            247,713
     Accrued expenses                                (7,001)            27,960
     Accrued taxes payable                          738,767             78,756
     Other payables                                 (46,030)            88,814
     Advances from customers                         85,325              6,571
                                                -----------        -----------
Net Cash from Operating Activities                1,521,278         (2,241,790)
                                                -----------        -----------

Cash Flows from Investing Activities:
   Purchase of property and equipment                (6,994)            (2,360)
   Proceeds from the sale of intangibles               --               38,453
   Purchase of intangible assets                   (418,079)              --
   Advances for purchase of intangible assets    (1,918,791)           836,404
                                                -----------        -----------
Net Cash from Investing Activities               (2,343,864)           872,497
                                                -----------        -----------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock and
warrants                                               --            3,797,183
   Payments of short term notes payable            (376,271)              --
   Related party payables/receivables                  --             (138,860)
                                                -----------        -----------
Net Cash from Financing Activities                 (376,271)         3,658,323
                                                -----------        -----------

Effect of Exchange Rate Changes on Cash              50,539              5,247
                                                -----------        -----------
Net Change in Cash                               (1,148,318)         2,294,277
                                                -----------        -----------
Cash and Cash Equivalents at Beginning of
Period                                            1,830,335            656,441
                                                -----------        -----------
Cash and Cash Equivalents at End of Period      $   682,017        $ 2,950,718
                                                -----------        -----------

As of March 31, 2008, the cash and cash equivalents balance reached $682,017, or 1.35% of total assets, while the amount was $2,950,719 or 8.36% of total assets for the three months ended March 31, 2007.

Net cash from operating activities has increased by $ 3,763,068 or 167.86% to $1,521,278 in the three months ended March 31, 2008, compared to negative $2,241,790 during the same time in the prior year. This improvement came from the increased net income, and an improvement on collection of trade accounts receivables.

Cash outflows from investing activities were $2,343,864 as of March 31 2008. This is due to the purchase of intangible assets and fixed assets which cost the company $418,079 and $6,994 respectively, as well as advances for purchase of intangibles in the amount of $1,918,791.

Cash used in financing activities were $376,271 for the first quarter ended March 31 2008. The main reason is that the note to former shareholders of $376, 271 was paid off. For the same time for 2007, the cash from financing activities was $3,658,323; this is due to the completion of an offering priced at $1.70 per unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock at an exercise price of $2.38 per share. We received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $462,717 amounted to $3,797,183. We issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of common stock to 17 accredited investors. In December 2007, we received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining warrants issued in conjunction with the offering to buy 1,202,941 shares of common stock have not been exercised at December 31, 2007.


VII. Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

VIII. Recently Enacted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

IX. Conclusion

The overall performance during the three months ended March 31, 2008 was outstanding. Revenue has increased by 61.98%, gross profit by 76.04%, net income by 76.52% and EPS by 72.06%, compared to the three months ended March 31, 2007.

In order to maintain our growth and profitability in the future, we must continue to focus our efforts on marketing and R&D. By distributing our product to a larger and more varied customer base, we will organically increase revenue and through massive R&D investment, we will increase our product line.

Item 3 - Controls and Procedures

Disclosure controls and procedures are designed to ensure that financial information is accumulated and communicated to management, including the Company's CEO and CFO in a timely manner and then processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's internal controls over disclosure and reporting procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, CEO and CFO. The Company has taken steps to improve our internal controls over recording and reporting which were disclosed as a material weakness in Item 8A "Controls and Procedures" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the "2007 Form 10-KSB").

As part of this correction process, we recruited three independent directors and formed an Audit Committee in February 2008 to supervise the implementation of an Internal Audit Department and to oversee the financial reporting of the Company including direct communication with our independent auditors. There have been other changes in the Company's internal controls subsequent to our assessment to improve internal controls as indicated in the 2007 Form 10-KSB.


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



China Pharma Holdings, Inc.

Dated: April 30, 2008                               By:  /s/ Zhilin Li
                                                    ------------------------
                                                    Zhilin Li
                                                    Chief Executive Officer,
                                                    President and Director


Dated: April 30, 2008                               By:  /s/ Xinhua Wu
                                                    ----------------------
                                                    Xinhua Wu
                                                    Chief Financial Officer,
                                                    and Director