Form 10QSB
period 2008-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2008-08-05
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

          Delaware                                               73-1564807
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


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

As of June 30, 2008, 42,278,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

Transitional Small Business disclosure format:  Yes [  ]     No [X]

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


Part I    Financial Information                                                1

Item 1.   Financial Statements                                                 1

          Condensed Consolidated Balance Sheets as of March 31, 2008 and
          December 31, 2007 (unaudited)                                        1

          Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007
          (unaudited)                                                          2

          Condensed Consolidated  Statements of Cash Flows for the Three
          Months Ended March 31, 2008 and 2007 (unaudited)                     3

          Notes to Condensed Consolidated Financial Statements (unaudited)     4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 3.   Controls and Procedures                                             23

Part II   Other Information                                                   23

Item 1    Legal Proceedings                                                   23

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3    Defaults upon Senior Securities                                     24

Item 4    Submission of Matters to a Vote of Security Holders                 24

Item 5    Other Information                                                   24

Item 6    Exhibits                                                            24

Signatures                                                                    26


                          PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements



                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                               June 30,    December 31,
                                                                 2008          2007
                                                             -----------   -----------
                                                                           (Restated)

ASSETS
Current Assets:
Cash and cash equivalents                                    $ 7,037,074   $ 1,830,335
Trade accounts receivable, less allowance for doubtful
accounts of $3,661,065 and $2,440,852, respectively           27,342,048    18,572,976
Other receivables, less allowance for doubtful
accounts of $94,997 and $43,908, respectively                    822,776       413,596
Advances to suppliers                                          6,260,588     2,757,320
Inventory                                                     14,976,919    14,448,771
                                                             -----------   -----------
Total Current Assets                                          56,439,405    38,022,998
                                                             -----------   -----------
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$1,275,949 and $1,003,802, respectively                        2,603,819     2,625,216
Intangible assets, net of accumulated amortization of
$291,809 and $221,715, respectively                            2,498,375     2,063,252
Advances for purchases of intangible assets                    3,194,915       807,345
Deferred tax assets                                              375,606       187,509
                                                             -----------   -----------
Total Non-current Assets                                       8,672,715     5,683,322
                                                             -----------   -----------
TOTAL ASSETS                                                 $65,112,120   $43,706,320
                                                             -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                                       $   607,489   $   297,299
Accrued expenses                                                  48,813       261,301
Accrued taxes payable                                          1,208,254       311,009
Other payables                                                   138,311        86,161
Advances from customers                                          500,773       261,583
Short-term notes payable                                       2,473,879     2,693,428
                                                             -----------   -----------
Total Current Liabilities                                      4,977,519     3,910,781
                                                             -----------   -----------
Research and development commitments                              36,381        34,181
                                                             -----------   -----------
Total Liabilities                                              5,013,900     3,944,962
                                                             -----------   -----------
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 42,278,938 and 37,278,938 shares issued and
outstanding, respectively                                         42,279        37,279
Additional paid-in capital                                    21,062,586    11,678,606
Foreign currency translation adjustment                        5,559,346     2,839,304
Retained earnings                                             33,434,009    25,206,169
                                                             -----------   -----------
Total Stockholders' Equity                                    60,098,220    39,761,358
                                                             -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $65,112,120   $43,706,320
                                                             -----------   -----------




         The accompanying notes are an integral part of these condensed consolidated financial statements.





                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                             For the three months            For the six months
                                                                ended June 30,                  ended June 30,
                                                        ----------------------------    ----------------------------
                                                             2008            2007            2008            2007
                                                        ------------    ------------    ------------    ------------

Revenue                                                 $ 11,278,803    $  8,570,256    $ 22,995,848    $ 15,804,024
Cost of revenue                                            5,325,992       4,670,685      11,235,760       8,605,524
                                                        ------------    ------------    ------------    ------------

Gross profit                                               5,952,811       3,899,571      11,760,088       7,198,500
                                                        ------------    ------------    ------------    ------------

Operating expenses:
Selling expenses                                             456,630         326,147         794,422         474,030
General and administrative                                   451,096         290,596         799,489         575,079
Research and development                                      37,226           4,477          37,226            --
Bad debt expense, net of recoveries                          612,413         (87,149)      1,079,813         934,058
                                                        ------------    ------------    ------------    ------------
Total operating expenses                                   1,557,365         534,071       2,710,950       1,983,167
                                                        ------------    ------------    ------------    ------------

Income from operations                                     4,395,446       3,365,500       9,049,138       5,215,333
                                                        ------------    ------------    ------------    ------------

Non-operating income (expenses):
Interest income                                                5,035          11,633           5,035          25,408
Interest expense                                             (50,440)        (58,942)        (95,713)       (115,841)
Other (expense) income                                       (77,450)          7,937         (77,450)        575,277
                                                        ------------    ------------    ------------    ------------
Total non-operating income (expense)                        (122,855)        (39,372)       (168,128)        484,844
                                                        ------------    ------------    ------------    ------------

Income before taxes                                        4,272,591       3,326,128       8,881,010       5,700,177
Income tax expense                                           235,292            --           653,170            --
                                                        ------------    ------------    ------------    ------------
Net income                                              $  4,037,299    $  3,326,128    $  8,227,840    $  5,700,177
                                                        ------------    ------------    ------------    ------------
Comprehensive income -
   foreign currency translation adjustments                  974,800         216,416       2,720,042         651,683
                                                        ------------    ------------    ------------    ------------
Comprehensive income                                    $  5,012,099    $  3,542,544    $ 10,947,882    $  6,351,860
                                                        ------------    ------------    ------------    ------------

Basic and Diluted Earnings Per Share                    $       0.10    $       0.09    $       0.22    $       0.15
                                                        ------------    ------------    ------------    ------------
Basic and Diluted Weighted Average Shares Outstanding     38,982,235      37,228,938      38,130,586      36,785,909
                                                        ------------    ------------    ------------    ------------




         The accompanying notes are an integral part of these condensed consolidated financial statements.







                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For the six months ended June 30,
                                                       --------------------------
                                                           2008           2007
                                                       -----------    -----------
Cash Flows from Operating Activities:                                 (Restated)

Net income                                             $ 8,227,840    $ 5,700,177
Depreciation and amortization                              332,077        201,540
Compensation paid with warrants                            120,042           --
Gain on sale of intangibles                                   --         (572,446)
Changes in assets and liabilities:
Trade accounts receivable                               (7,358,577)    (4,074,259)
Other receivables                                         (371,696)       235,008
Advances to suppliers                                   (3,231,357)    (2,079,529)
Inventory                                                  390,430     (1,828,719)
Deferred tax assets                                       (171,030)          --
Deferred offering costs                                       --           60,062
Trade accounts payable                                     282,790        341,285
Accrued expenses                                          (117,176)        57,740
Accrued taxes payable                                      852,319         (2,715)
Other payables                                             (57,543)       (75,127)
Advances from customers                                    216,039         33,704
                                                       -----------    -----------
Net Cash from Operating Activities                        (885,842)    (2,003,279)
                                                       -----------    -----------

Cash Flows from Investing Activities:
Purchase of property and equipment                         (16,683)       (25,931)
Purchase of intangible assets                             (424,170)          --
Advances for purchases of intangibles                   (2,269,286)          --
                                                       -----------    -----------
Net Cash from Investing Activities                      (2,710,139)       (25,931)
                                                       -----------    -----------

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants          9,268,938      3,797,183
Payments of short term notes payable                      (381,753)          --
                                                       -----------    -----------
Net Cash Proceeds from Financing Activities              8,887,185      3,797,183
                                                       -----------    -----------

Effect of Exchange Rate Changes on Cash                    (84,465)        11,691
                                                       -----------    -----------
Net Change in Cash                                       5,206,739      1,779,664
                                                       -----------    -----------
Cash and Cash Equivalents at Beginning of Period         1,830,335        656,441
                                                       -----------    -----------
Cash and Cash Equivalents at End of Period             $ 7,037,074    $ 2,436,105
                                                       -----------    -----------


Supplemental Cash Flow Disclosure:
Cash paid for interest                                 $   143,893    $   115,841
Cash paid for income taxes                                 422,553           --







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of June 30, 2008 and 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 2,652,941 and 1,252,941 shares, respectively, of Company common stock with exercise prices ranging from $2.38 to $3.50 per share. These have not been included in the computation of earnings per share as their effect is antidilutive.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

Restatement of Financial Statements - Subsequent to March 2008, the Company realized that the December 31, 2007 consolidated financial statements needed to be revised to correct an overstatement of advances paid to suppliers in amount of $ 724,628, an overstatement of other receivables in amount of $ 82,717, and an understatement of advance for purchase of intangible assets in the amount of $ 807,345. The Company concluded that advances made for purchase of intangible assets should be treated as a long-term asset. This correction was not considered material in accordance with SAB 108 for the year ended December 31, 2007 but is considered significant. As a result, the Company corrected the financial statements for December 31, 2007. The corrected consolidated balance sheet is included in these financial statements. The correction of the December
31, 2007 financial statements had no effect on the previously reported net income. The effect of the restatement was as follows:



                                                            Reported      Restatement      As Restated
                                                            --------      -----------      -----------
Considated Balance sheet as of December 31,2007
Other Receivables                                        $    496,313    $    (82,717)   $    413,596
Advances to suppliers                                       3,481,948        (724,628)      2,757,320
Total Current Assets                                       38,830,343        (807,345)     38,022,998
Advances for purchase of intangible assets                       --           807,345         807,345
Total Assets                                             $ 43,706,320    $       --        43,706,320

Considated Statement of Cash Flows
For the year ended December 31,2007
Other receivables                                        $   (111,660)   $     79,426    $    (32,234)
Advances to suppliers                                      (1,028,119)       (853,332)      1,881,451
Net Cash provided by Operating Activities                   2,801,898        (773,906)      2,027,992
Advances for purchase of intangible assets                       --           773,906         773,906
Net Cash used in Investing Activities                      (1,479,531)        773,906        (705,625)
Net Change in Cash                                          1,173,894    $       --      $  1,173,894



NOTE 2 - INVENTORY

Inventory consisted of the following:


                                       June 30,    December 31,
                                         2008          2007
                                     -----------   -----------
         Raw materials               $10,509,311   $12,521,536
         Work in progress                   --          60,404
         Finished goods                4,467,608     1,866,831
                                     -----------   -----------
         Total Inventory             $14,976,919   $14,448,771
                                     -----------   -----------


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                         June 30,           December 31,
                                           2008                 2007
                                       -----------          -----------
Permit of land use                     $   409,889          $   385,102
Building                                 1,866,413            1,753,547
Plant, machinery and equipment           1,456,892            1,341,996
Motor vehicle                               45,799               37,193
Office equipment                           100,775               88,210
Construction in progress                      --                 22,970
                                       -----------          -----------
Total                                    3,879,768            3,629,018
Less: accumulated depreciation          (1,275,949)          (1,003,802)
                                       -----------          -----------
Property and Equipment, net            $ 2,603,819          $ 2,625,216
                                       -----------          -----------


Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


                            Asset                   Life - years
      -----------------------------------------  ------------------
      Permit of land use                              40 - 70
      Building                                        20 - 35
      Plant, machinery and equipment                    10
      Motor vehicle                                   5 - 10
      Office equipment                                   5


For the six months ended June 30, 2008 and 2007, depreciation expense was $201,645 and $187,957, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately 9.0 years. Amortization of intangible assets was $130,432 and $13,583 for the six months ended June 30, 2008 and 2007, respectively.

In January 2007, the Company entered into an agreement to acquire a certain pharmaceutical formula from an unrelated party for cash for an aggregate purchase price of $424,170. This has been recorded under the caption Intangible assets in the accompanying balance sheet as of June 30, 2008.

NOTE 5 - DEBT

Short Term Notes Payable -On July 13, 2007, the Company entered into a new line of credit with the bank collateralized by certain land use rights, machinery and equipment. The outstanding advances made under the line of credit were $2,473,879 and $2,324,278 at June 30, 2008 and December 31, 2007, respectively.
The line of credit was renewed during the first quarter of 2008 with due dates of August and September of 2008 and bears interest payable monthly at the rate of 7.84%.

Short Term Notes Payable to Former Shareholders - In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. The final principal balance of $369,150 was paid in January, 2008. The accrued interest of $213,545 was paid during the second quarter of 2008.

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

Undistributed earnings of the Company's foreign subsidiary since acquisition amounted to approximately $31 million at June 30, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $17 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law, (EIT Law), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. However, because the Company was in existence prior to the March 16, 2007 China tax law change, it will gradually transition to the new 25% tax rate over the next five years starting on January 1, 2008. The phase-in income tax rate is 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012 and after. Also, the Company is permitted to use their remaining tax holiday, so they will continue to have a favorable income tax rate of 50% in effect during fiscal 2008 through 2010 as determined by the PRC government and the regional tax authorities.

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

NOTE 7 - STOCKHOLDERS' EQUITY

On May 30, 2008 the Company completed an offering of Units priced at $2.00 per Unit consisting of one share of Company common stock and a three-year warrant to purchase one-fourth of one share of Company common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,062, amounted to $9,268,938. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share. The proceeds were allocated to the warrants issued to the investors and the placement agent based upon their fair values of $1,090,342 and $249,366, respectively and the balance of the proceeds of $8,952,511 was allocated to the shares of common stock. The fair value of the warrants, determined using the
Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.93%, expected dividend yield of 0%, expected volatility of 62.9% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights, and the Company is required to file a registration statement including said shares with the Securities and Exchange Commission. In the event that the Company does not file a registration statement within 45 days of the closing date of the offering, or the registration statement is not declared effective within the 90 or 120 day time periods from the closing date as defined in the registration rights agreement, or if the Company fails to keep the registration statement effective, the Company will be required to pay a penalty to each investor equal to one percent (1%) of the purchase price for each 30 day period. The Company filed a registration statement with the Securities and Exchange Commission on July 11, 2008, which has not yet been declared effective. The Company has not accrued any penalty under the registration rights agreement but will evaluate any liability related to the effectiveness date of the registration statement at the end of each reporting period.

On June 24, 2008, the Company issued three-year warrants to purchase 75,000 shares of Company common stock at $2.80 per share and three-year warrants to purchase 75,000 shares of the Company's common stock at $3.60 per share to a vendor valued at $90,487. The value was recorded as general and administrative expense in the accompanying financial statements as of the date of issuance.

Also on June 24, 2008, the Company issued three-year warrants to purchase 25,000 shares of Company common stock at $3.00 per share and three-year warrants to purchase 25,000 shares of the Company's common stock at $3.50 per share to a vendor valued at $29,554. The value was recorded as general and administrative expense in the accompanying financial statements as of the date of issuance.

The fair values of the warrants  issued on June 24, 2008,  determined  using the
Black-Scholes Option Pricing Model, were calculated using the following assumptions: risk free interest rate of 3.14%, expected dividend yield of 0%, expected volatility of 61.3% and an expected life of 3 years.

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

China  Pharma  Holdings,  Inc. is a specialty  bio-pharmaceutical  company  with
Scalable GMP certified manufacturing facilities. We currently have eight different production lines which develop, manufacture, and market Western and Chinese medicines. Over the years we have developed a wide distribution network, a professional marketing team, and strong research and development ("R&D") capabilities. We have a portfolio of therapeutics that target the following areas: the central nervous system (CNS), cardiovascular system, wound recovery, and infectious diseases. Our therapeutics target market segments, both current and future, which cover high incidence and high mortality diseases with a large patient population. We also have a highly professional and experienced management team.

Strong Revenue Growth and High Margins -We have experienced a compounded, annual growth-rate of over 80% in sales of our therapeutics since 2003. For the six months ending June 30 2008, the company generated $23 million in revenue from therapeutic sales compared to $15,804,024 over the same period in 2007, an increase of $7,191,824or 45.51%. . The gross margin achieved by our company was 51.14% of total revenue for the six months ending June 30, 2008, which is higher than the 45.55% of the corresponding period in 2007, and higher than the industry average gross margin of 34.2%. We are able to compete in the highly fragmented pharmaceutical industry through our diversified therapeutics line, cost control and strong sales network. Our experienced management team, market insights and strong R&D capabilities enable us to develop and launch new and improved generic products based on market demand.

Proven Record of Success - We have a proven track record of success. We have a portfolio of over 30 specifications of drugs that focus on the treatment of:
CNS, cardiovascular, cerebrovascular, and infectious diseases. Among these two are market leaders: PuSenOK(TM) and Buflomedil hydrochloride. We were awarded the "National Key New Product" by the Ministry of Science and Technology of the People's Republic of China (PRC) with the State Administration of Taxation, Ministry of Commerce of the PRC, General Administration of Quality Supervision, Inspection and Quarantine of the PRC, and State Environmental Protection Administration of China. We are a profitable company with a low cost, high margin business model. We are seeing a rapid growth in sales with a constant growth in income, due to our focus on the largest segments of China's pharmaceutical market. We have eight different types of modern production lines with capacity to meet future demands. In addition, our growth strategy is supported by the dynamic pharmaceutical industry.

Clear Strategy for Growth - We are part of a rapidly growing industry, in which we are the leader in generic drugs. We have created a competitive advantage through a diverse therapeutics line designed to target several specific patient groups. Our research and development (R&D) is guided by the market and we target brand drugs and new generic drugs in China. The R&D covers a variety of diseases, but focuses on high incidence and high mortality diseases in China, which need more effective treatment. In an attempt to remain a leading player in the market, we target off-patent drugs or drugs about to be off-patent with cumulative global sales of over $1 billion. We have 9 drugs on track to launch, including a new anti-drug-resistance antibiotic which has already entered the State Food and Drug Administration, PRC (SFDA) technical evaluation. We also have three drugs which are waiting for the SFDA's production approval.

I. Summary on 6 months ended June 30, 2008

For the six months ending June 30, 2008, the Company's total revenue increased by over 45.51% to a record high of $23 million, compared to $15.8 million for the six months ending June 30, 2007. This rapid growth was due to sales of new products, increased sales of existing products, increased promotion of sales, and widened distribution channels. This is consistent with China Pharma's strategy of launching new products in an increasingly competitive market and exploring potential domestic markets.

The financial performance for the six months ending June 30, 2008 was improved compared to the six months ending June 30, 2007. Gross profit increased 63.37% to $11.76 million and net income, not including foreign currency translation adjustment, increased 44.34% to $8.23 million. This growth was attributable to the development of new product processes and new marketing activities.

For the six months ending June 30, 2008, earnings per common share increased 46.67% to $0.22 per share compared to $0.15 per share for the six months ending June 30, 2007. China Pharma is working closely with various pharmaceutical research institutions to develop more products to meet customers' needs. Our focus is to create a steady increase in revenue. We have seen in the past that a successful strategy is the key to company operation. Our strategy of continued research and penetration into the pharmaceutical market is essential to our success.

We have also enhanced internal controls for accounting and reporting. In the near future, we will develop a more systematic and continuous internal control system for the long-term development of the company and the benefit of our stakeholders and prospective investors.

II. Business Overview

We are primarily engaged in the research, development, manufacturing, and marketing of pharmaceutical and nutritional supplements. During 2007, we launched two new products, Alginic Sodium Diester and Granisetron hydrochloride. In addition, we launched a new product Bumetanide in 2008.

We plan to expand our biotechnology product portfolio. Based on the foundation established by some of our widely recognized medicine labels such as Neurotrophic peptide, we have offered and will continue to offer a variety of biological medicines. Those products, including the injected hepatocyte growth-promoting factors, are expected to fuel additional growth in revenues beyond what Neurotrophic peptide has provided.

One of our products, Buflomedil Hydrochloride (which includes the raw material, the injectable form of the product and tablet form) has received the following recognitions, awards and designations:

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

o The "Best Commercialized Technology" award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.

In 2003, we attained GMP authentication and the award of "Best Enterprise for Supporting SARS Medicine" awarded by Hainan Food and Drug Administration. We have an extensive distribution network with 16 sales offices and approximately 680 proxy agents covering 30 provinces, municipalities, and autonomous regions around China. Our main market channels are GSP certified medical companies which directly distribute to hospitals and the final market.

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

Furthermore, On May 30, 2008 the Company completed an offering and issued five million shares of common stock at a purchase price of $2.00 per share, and three-year warrants to purchase an aggregate of 1.25 million shares of the Company's common stock at an exercise price of $2.80 per share. Net proceeds from the offering of approximately $9.3 million are expected to be used for the expansion of the Company's existing product line, sales and marketing, and general working capital purposes.

III. Trend in the Market

Studies show that due to the expansion and aging of the world's population, an increasing number of people have age-related diseases, such as cancer, Alzheimer's disease, diabetes, and heart disease. These diseases have already become prevalent, particularly in developed areas. In a growing and aging population, people need to find more effective methods of treatment.

The main factors driving the growth in market demand of China's pharmaceutical industry include economic growth, improved awareness of self-health care, the aging and the continued urban migration of the population and the start of a complete reform of the health system which has greatly improved the accessibility to and desire for medical care. China's increased demand for the medical industry in the future will maintain rapid growth. According to the forecasts of IMS, China will become the seventh largest pharmaceutical market in the world in 2009 and will jump to the second largest after the U.S.A. in 2020, with a market capacity of US$220 billion.

We view this market trend as an opportunity. However, the best way to take advantage of this opportunity is to identify our business risks beforehand. Generally speaking, there are three areas of risk:

o    External Risk

In recent years, the Chinese medical system has been reformed, resulting in the State Department's establishment of a basic medical insurance system for employees. Considering the effects of the social environment, local government involvement and government policies on the pharmaceutical industry in the PRC, a large increase in sales can be expected. Competition will also be strong across the industry overall. Currently, our existing products are competitive in the market and possess growth potential. However, from a long-term perspective, some major western medicine producers are also seeking Chinese market share. This will present us with strong competition in the natural medicine market sector.

o    Operation Risk

One of the major uncertainties in our industry is the purchase of raw materials. Raw materials are primarily affected by the geographical, island environment of Hainan Province. Because of high transportation costs and the need to guarantee production supply requirements, we have to store large amounts of inventory to maintain consistent production levels. In addition, part of the raw materials need to be specially ordered which further increases the need to store inventory. Finally, due to the increasing sales, we must store a large volume of finished product and packaging material.

o    Foreign Currency Risk


Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of the exchange rate fluctuation would inevitably be considered to be material to our business operations.

All of our revenues and expenses are accounted for in Renminbi (RMB). However, we use the United States Dollar (USD) for financial reporting purposes.
Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not become volatile again or that the Renminbi will not devalue significantly against the USD. Exchange rate fluctuations may adversely affect the value, in USD terms, of our net assets and income derived from its operations in the PRC.

IV Analysis for the three months ended June 30, 2008

The following table presents the operations of the Company for the three months ended June 30, 2007 and June 30, 2006; both are given in USD.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                         For the three months
                                                                             ended June 30,

                                                            2008           2007         Changes       Variance
                                                        -----------    -----------    -----------    ----------

Revenue                                                  11,278,803      8,570,256      2,708,547        31.60%
                                                        -----------    -----------    -----------    ----------
Cost of revenue                                           5,325,992      4,670,685        655,307        14.03%
                                                        -----------    -----------    -----------    ----------

Gross profit                                              5,952,811      3,899,571      2,053,240        52.65%
                                                        -----------    -----------    -----------    ----------


Operating expenses:

Selling expenses                                            456,630        326,147        130,483        40.01%
                                                        -----------    -----------    -----------    ----------
General and administrative                                  451,096        290,596        160,500        55.23%
                                                        -----------    -----------    -----------    ----------
Research and development                                     37,226          4,477         32,749       731.49%
                                                        -----------    -----------    -----------    ----------
Bad debt expense, net of recoveries                         612,413        (87,149)       699,562      -802.72%
                                                        -----------    -----------    -----------    ----------
Total operating expenses                                  1,557,365        534,071      1,023,294       191.60%
                                                        -----------    -----------    -----------    ----------


Income from operations                                    4,395,446      3,365,500      1,029,946        30.60%
                                                        -----------    -----------    -----------    ----------


Non-operating income (expenses):

Interest income                                               5,035         11,633         (6,598)      -56.72%
                                                        -----------    -----------    -----------    ----------
Interest expense                                            (50,440)       (58,942)         8,502       -14.42%
                                                        -----------    -----------    -----------    ----------
Other (expense) income                                      (77,450)         7,937        (85,387)    -1075.81%
                                                        -----------    -----------    -----------    ----------
Total non-operating income (expense)                       (122,855)       (39,372)       (83,483)      212.04%
                                                        -----------    -----------    -----------    ----------


Income before taxes                                       4,272,591      3,326,128        946,463        28.46%
                                                        -----------    -----------    -----------    ----------




Income tax expense                                          235,292           --          235,292
                                                        -----------    -----------    -----------    ----------
Net income                                                4,037,299      3,326,128    $   711,171        21.38%
                                                        -----------    -----------    -----------    ----------
Comprehensive income - foreign currency translation         974,800        216,416        758,384       350.43%
adjustments                                             -----------    -----------    -----------    ----------
Comprehensive income                                      5,012,099      3,542,544    $ 1,469,555        41.48%
                                                        -----------    -----------    -----------    ----------


Basic and Diluted Earnings Per Share                    $      0.10    $      0.09           0.01        15.92%
                                                        -----------    -----------    -----------    ----------
Basic and Diluted Weighted Average Shares Outstanding    38,982,235     37,228,938      1,753,297         4.71%
                                                        -----------    -----------    -----------    ----------

Revenue

We generated approximately $11.28 million revenue for the three months ending June 30, 2008, an increase of $2.71 million, which means a 31.60% increase compared to $8.57 million of the corresponding period in 2007. This increase was primarily due to the following elements. Although the world economy fluctuated due to energy problems and Sub-prime Mortgages, the medicine industry was less sensitive than other industries. Furthermore, our outputs have met the increased medicine market demand. We are increasing our marketing efforts for our products and have widened our distribution channels. In the second quarter of 2008, PuSen OK continued rapid growth. It contributed $1.88 million, accounting for approximately 16.64% of total revenue, an increase of 84%, which means $550,503, compared to the same period in 2007. As a flagship product, PuSen OK is the generic version of Aleve-D(R) and the most effective non-drowsy 12-hour cold medicine. It is indicated to reduce nasal congestion, relieve pain and reduce fever, etc. In addition, sales of some of our older products have increased:
Ozagrel Sodium for injection contributed $1,069,766, or 9.52% of the revenue, with an increase of $391,406, or 57.7% compared to the same period of 2007; Cerebroprotein Hydroloysate Injection for injection contributed $860,769, or 7.64% of the revenue. Furthermore, due to the increased recognition and acceptance by the customers of products launched last year, sales of Granisetron Hydrochloride Injection and Alginic Sodium Diester Injection increased to $629,931 and $585,335 respectively, and contributed 10.77% of the revenue together. Another aspect is the recent reforms of the whole pharmaceutical industry in China implemented by the Chinese government, which have led to greater transparency and a more formalized system. Our distribution network covers 30 of the 32 provinces, municipalities and autonomous regions in China. In addition, we believe our improved production capacity will enhance the growth of our existing and newly launched products.

Cost of Revenue

Cost of revenue for the three months ending June 30, 2008, was approximately $5.33 million or 47.22% of total revenue, compared to the corresponding period of 2007, which was $4.67 million or 54.50% of total revenue. The increased cost of revenue was primarily due to the increased revenue for the three months ending June 30, 2008.

Gross Profit

Gross Profit for the three months ending June 30, 2008 was $5.95 million, and accounted for 52.78% of total revenue. It has increased by 52.65%, or $2.05 million, compared to 3.9million or 45.50% of total revenue of the second quarter of 2007. The increased sales in new products and high margin products result in the substantial increase in gross profit.

Selling Expense

The selling expense of the second quarter of 2008 has increased to $0.46 million, an increase of $0.13 million, or 40.01%, compared to $0.33 million of the second quarter of 2007. In line with the growth in revenue, we have invested more in the expanding of our distribution channels and marketing of our products, which has increased selling expenses.

G & A Expenses

The general and administrative expenses of the three months ending June 30, 2008 has increased to $0.45 million, an increase of $0.16 million, or 55.23%, compared to $0.29 million of the same period of 2007. This increase mainly results from the $0.12 million influence of the warrants issued to our IR firm and financial consultancy company according to the requirements of GAAP and SEC. In addition, increases in the cost of consumables as well as the expansion of business scale have pushed the increase of G&A expense.

Allowance for Bad Debts

The allowance for bad debt for the three months ending June 30, 2008 has increased to $0.61 million from minus $0.09million of the same period of 2007. This is mainly because the proportion of long term bad debts collected in the second quarter 2008 is less than that of the second quarter 2007. During the normal course of business, we give unsecured credit to our customers. We record an allowance for bad debts based on age of outstanding accounts receivables at the end of the period in accordance with generally accepted accounting principles in the PRC. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 50 % after 360 days; and 7.5% up to 360 days. During the 15 years of operating history, the company has never had any uncollected receivables.

As to the peculiarity of the Chinese pharmaceutical environment, defaults in payments to pharmaceutical companies by state owned hospitals are a normal phenomenon. Over 90% of our drugs are sold to state owned hospitals, the greater our business with the hospital, the more payments are defaulted, although in actual fact, all the defaulted payments are eventually paid, it is only a matter of time.

Income from Operation

Income from Operation of the 2nd quarter of 2008 reached $4.4 million, an increase of 30.60%, or $1.03 million compared to the same period of 2007. This increase was primarily caused by the growth of revenue and gross profit in the three months ending June 30, 2008.

Other (Expense) Income

In the three months ending June 30, 2008, Other income decreased to minus $77,450, a decrease of $85,387 compared to the same period of 2007. This is mainly due to the donation of medicine to the Sichuan Earthquake in May 2008. ii

Income Tax Expense


Income tax expense for the three months ending June 30, 2008 was $235,292, or 2.09% of revenue, while the company did not have any income tax in the corresponding period in 2007. We have been granted a `tax holiday' granting a favorable rate of 50% of the tax rates. This year we pay our tax at the rate of 9%.

Net Income

The net income as of the 2nd quarter of 2008, excluding the effect of foreign exchange transactions, was approximately $4.04 million, which is $0.71 million higher than that of the 2nd quarter of 2007, approximately $3.33 million. It has increased by 21.32%.

V Analysis for the six months ended June 30, 2008

The following table presents the operations of the Company for the six months ending June 30, 2007 and June 30, 2006; both are given in USD.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                                           For the six months
                                                                             ended June 30,

                                                            2008           2007         Change       Variance
                                                        -----------    -----------    -----------    ----------
Revenue                                                  22,995,848     15,804,024      7,191,824        45.51%
                                                        -----------    -----------    -----------    ----------
Cost of revenue                                          11,235,760      8,605,524      2,630,236        30.56%
                                                        -----------    -----------    -----------    ----------


Gross profit                                             11,760,088      7,198,500      4,561,588        63.37%
                                                        -----------    -----------    -----------    ----------


Operating expenses:

Selling expenses                                            794,422        474,030        320,392        67.59%
                                                        -----------    -----------    -----------    ----------
General and administrative                                  799,489        575,079        224,410        39.02%
                                                        -----------    -----------    -----------    ----------
Research and development                                     37,226           --           37,226
                                                        -----------    -----------    -----------    ----------
Bad debt expense, net of recoveries                       1,079,813        934,058        145,755        15.60%
                                                        -----------    -----------    -----------    ----------
Total operating expenses                                  2,710,950      1,983,167        727,783        36.70%
                                                        -----------    -----------    -----------    ----------


Income from operations                                    9,049,138      5,215,333      3,833,805        73.51%
                                                        -----------    -----------    -----------    ----------


Non-operating income (expenses):


Interest income                                               5,035         25,408        (20,373)      -80.18%
                                                        -----------    -----------    -----------    ----------
Interest expense                                            (95,713)      (115,841)        20,128       -17.38%
                                                        -----------    -----------    -----------    ----------
Other (expense) income                                      (77,450)       575,277       (652,727)     -113.46%
                                                        -----------    -----------    -----------    ----------
Total non-operating income (expense)                       (168,128)       484,844       (652,972)     -134.68%
                                                        -----------    -----------    -----------    ----------



Income before taxes                                       8,881,010      5,700,177      3,180,833        55.80%
                                                        -----------    -----------    -----------    ----------
Income tax expense                                          653,170           --          653,170
                                                        -----------    -----------    -----------    ----------
Net income                                                8,227,840      5,700,177      2,527,663        44.34%
                                                        -----------    -----------    -----------    ----------




Comprehensive income - foreign currency translation       2,720,042        651,683      2,068,359       317.39%
adjustments                                             -----------    -----------    -----------    ----------

Comprehensive income                                     10,947,882      6,351,860      4,596,022        72.36%
                                                        -----------    -----------    -----------    ----------



Basic and Diluted Earnings Per Share                    $      0.22    $      0.15           0.06        39.25%
                                                        -----------    -----------    -----------    ----------
Basic and Diluted Weighted Average Shares Outstanding    38,130,586     36,785,909      1,344,677         3.66%
                                                        -----------    -----------    -----------    ----------

Revenue

The amount of revenue was approximately $23million for the six months ending June 30, 2008; this represents an increase of 45.51% or $7.2million compared to approximately $15.8 million for the same period in 2007. Satisfying the market demand, PuSen OK contributed $3.77 million, accounting for approximately 16.60% of total revenue. In addition, in the six months ending June 30, 2008, Buflomedil and Cerebroprotein contributed $2.39 million or 10.39% of total revenue and $1.71 million or 7.42% of total revenue respectively, an increase of 78.06% and 83.20% compared to the same period of 2007. The other older products also realized different degrees of growth. Furthermore, due to increased recognition by the customers, sales of Granisetron Hydrochloride Injection and Alginic Sodium Diester Injection both launched in 2007 continued to grow, and together contributed 10.76% of the revenue

Cost of Revenue

Cost of revenue for the six months ending June 30, 2008 was approximately 11.24 million or 48.86% of total revenue, compared to approximately 8.61 million or 54.45% of total revenue, for the six months ending June 30, 2007. The cost of revenue in 2008 has increased by 30.56%. The increased cost of revenue was primarily due to the increased revenue for the six months ending June 30, 2008.The absolute value of the cost of revenue increased in line with the revenue increase, but the proportion of cost of revenue, to revenue decreased.

Gross Profit

Compared to the gross profits of approximately $7.2 million or 45.55% for the first half year ending June 30, 2007, the gross margin for the six months ending June 30, 2008 has increased by 63.37% or approximately $4.56 million to $11.76 million or 51.14% for the corresponding period in 2008. The increased sales in new products and high margin products result in the substantial increase in gross profit.

Selling Expense

Selling price for the six months ending June 30, 2008 was $794,422, or 3.45% of total revenue, which has increased by 67.59% compared to the $474,030, or 3.00% of revenue, for the corresponding period of 2007. The strengthening in sales and the increase in sales force resulted in the increase in selling expense.

G&A Expense

G&A expense has increased from approximately $0.58 million for the six months ending June 30, 2007 to approximately $0.8 million for the six months ending

June 30, 2008. This increase mainly results from the $0.12 million influence of the warrants issued to our IR firm and financial consultancy company according to the requirements of GAAP and SEC. In addition, inflation as well as the expansion of business scale have pushed the increase of G&A expense.

Allowance for Bad Debts

The allowance for bad debt for the six months ending June 30, 2008 has increased to $1.08 million from $0.93 million of the same period of 2007. This is mainly due to the absolute value of accounts receivable increasing in line with the increased revenue. We are exploring amendments to the product portfolio structure as well as discovering new sales channels and clients in order to reduce the high A/R and long DSO.

Income from Operations

Income from operations has increased by approximately $3.83 million, to approximately 9.05 million, or 39.35% of the revenue, which is an increase of 73.51% compared to $5.22 million, or 33% of the revenue for the six months ending June 30, 2007. This increase was primarily caused by the dramatic growth of revenue and gross profit in the six months ending June 30, 2008.

Income Tax expense

The income tax for the three months ending June 30, 2008 was $653,170, or 2.84% of the total revenue. We have been granted a `tax holiday' granting a favorable rate of 50% of the tax rates. This year we pay our tax at the rate of 9%.

Net Income

The net income as of the first half year of 2008, excluding the effect of foreign exchange transactions, was approximately $8.23 million, which was higher than that of the corresponding period of 2007, approximately $5.7 million. It has increased by 44.34% or $2.53 million. Based on the analysis above, the increase in net income was mainly due to the large increases in revenue and gross margin.

VI Analysis of the Financial Position


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                               For the six months ended June 30,

                                                       2008           2007
                                                   -----------    -----------
                                                                   (Restated)
Cash Flows from Operating Activities:

Net income                                           8,227,840      5,700,177
                                                   -----------    -----------
Depreciation and amortization                          332,077        201,540
                                                   -----------    -----------
Compensation paid with warrants                        120,042           --
                                                   -----------    -----------
Gain on sale of intangibles                               --         (572,446)
                                                   -----------    -----------

Changes in assets and liabilities:


Trade accounts receivable                           (7,358,577)    (4,074,259)
                                                   -----------    -----------
Other receivables                                     (371,696)       235,008
                                                   -----------    -----------
Advances to suppliers                               (3,231,357)    (2,079,529)
                                                   -----------    -----------
Inventory                                              390,430     (1,828,719)
                                                   -----------    -----------
Deferred tax assets                                   (171,030)          --
                                                   -----------    -----------
Deferred offering costs                                   --           60,062
                                                   -----------    -----------
Trade accounts payable                                 282,790        341,285
                                                   -----------    -----------
Accrued expenses                                      (117,176)        57,740
                                                   -----------    -----------
Accrued taxes payable                                  852,319         (2,715)
                                                   -----------    -----------
Other payables                                         (57,543)       (75,127)
                                                   -----------    -----------
Advances from customers                                216,039         33,704
                                                   -----------    -----------
Net Cash from Operating Activities                    (885,842)    (2,003,279)
                                                   -----------    -----------


Cash Flows from Investing Activities:


Purchase of property and equipment                     (16,683)       (25,931)
                                                   -----------    -----------
Purchase of intangible assets                         (424,170)          --
                                                   -----------    -----------
Advances for purchases of intangibles               (2,269,286)          --
                                                   -----------    -----------
Net Cash from Investing Activities                  (2,710,139)       (25,931)
                                                   -----------    -----------


Cash Flows from Financing Activities:


Proceeds from sale of common stock and warrants      9,268,938      3,797,183
                                                   -----------    -----------
Payments of short term notes payable                  (381,753)          --
                                                   -----------    -----------
Net Cash Proceeds from Financing Activities          8,887,185      3,797,183
                                                   -----------    -----------



Effect of Exchange Rate Changes on Cash                (84,465)        11,691
                                                   -----------    -----------
Net Change in Cash                                   5,206,739      1,779,664
                                                   -----------    -----------
Cash and Cash Equivalents at Beginning of Period     1,830,335        656,441
                                                   -----------    -----------
Cash and Cash Equivalents at End of Period           7,037,074      2,436,105
                                                   -----------    -----------

Supplemental Cash Flow Disclosure:


Cash paid for interest                             $   143,893    $   115,841
                                                   -----------    -----------
Cash paid for income taxes                             422,553           --
                                                   -----------    -----------

Cash and Cash Equivalent

As of June 30, 2008, we had cash and cash equivalents of $7,037,074. This represents an increase of $4,600,969 over the June 30, 2007 balance of $2,436,105; and an increase of $5,206,739 over the December 31, 2007 balance of $1,830,335. The increase in cash and cash equivalent is mainly due to the fund raising activities in this period.

During the six months ending June 30, 2008, cash flow from operating activities generated minus $885,842, an increase of $1.12 million, or 55.78%, compared to minus $2,003,279 in the same period of 2007. This increase is mainly due to strengthening the ability to collect accounts receivable.

On May 30, 2008 the Company completed an offering of Units priced at $2.00 per Unit consisting of one share of Company common stock and a three-year warrant to purchase one-fourth of one share of Company common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,062, amounted to $9,268,938. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share. The proceeds were allocated to the warrants issued to the investors and the placement agent based upon their fair values of $1,090,342 and $249,366, respectively, and the balance of the proceeds of $8,952,511 was allocated to the shares of common stock. The fair value of the warrants, determined using the
Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.93%, expected dividend yield of 0%, expected volatility of 62.9% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights, and the Company is required to file a registration statement including said shares with the Securities and Exchange Commission. In the event that the Company does not file a registration statement within 45 days of the closing date of the offering, or the registration statement is not declared effective within the 90 or 120 day time periods from the closing date as defined in the registration rights agreement, or if the Company fails to keep the registration statement effective, the Company will be required to pay a penalty to each investor equal to one percent (1%) of the purchase price for each 30 day period. The Company filed a registration statement with the Securities and Exchange Commission on July 11, 2008. The Company has not accrued any penalty under the registration rights agreement but will evaluate any liability related to the effectiveness date of the registration statement at the end of each reporting period.

VII.   Off-Balance   Sheet   Arrangements

There were no off-balance sheet arrangements.

VIII. Commitments

At June 30, 2008, the Company had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

IX. Recently Enacted Accounting  Pronouncements

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

In May 2008, The US Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) published consultative documents that seek public comment on two of the eight phases of their joint project to develop an improved conceptual framework. The objective of the project is to develop an improved conceptual framework that provides a sound foundation for developing future accounting standards. Further, in June 2008, The Financial Accounting Standards Board (FASB) issued an Exposure Draft (ED) of a proposed Statement of Financial Accounting Standards, Disclosure of Certain Loss Contingencies--an amendment of FASB Statements No. 5 and 141(R). The proposed

Statement would be effective for fiscal years ending after December 15, 2008, and interim and annual periods in subsequent fiscal years. In addition, on June 06, 2008, the Financial Accounting Standards Board (FASB) issued an Exposure Draft (ED) of a proposed Statement of Financial Accounting Standards, Accounting for Hedging Activities--an amendment of FASB Statement No. 133. The proposed Statement would require application of the amended hedging requirements for financial statements issued for fiscal years beginning after June 15, 2009, and interim periods within those fiscal years.

X. Conclusion

The overall performance during the six months ending June 30, 2008 was outstanding. As a public company in the pharmaceutical industry, we focus on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on R&D. As a result, the Company will continue to actively pursue the development and distribution of high-quality products. The pharmaceutical industry has been called an "industry of eternal sunrise", and China Pharma forecasts that our clear growth strategy and the sustained growth in market demand will ensure our continued growth.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2008, the Company completed an offering of Units priced at $2.00 per Unit consisting of one share of Company's common stock and a three-year warrant to purchase one-fourth of one share of Company's common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share. The issuance was made in reliance on Section 4(2) of the Securities Act 1933 and was made without general solicitation or advertising.

On June 24, 2008, the Company issued three-year warrants to purchase 75,000 shares of Company's common stock at $2.80 per share and three-year warrants to purchase 75,000 shares of Company's common stock at $3.60 per share to FirsTrust Group, Inc. The issuance was made in reliance on Section 4(2) of the Securities Act 1933 and was made without general solicitation or advertising.

Also on June 24, 2008, the Company issued three-year warrants to purchase 25,000 shares of Company's common stock at $3.00 per share and three-year warrants to purchase 25,000 shares of Company's common stock at $3.50 per share to Hayden Communications International, Inc. The issuance was made in reliance on Section 4(2) of the Securities Act 1933 and was made without general solicitation or advertising.

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



China Pharma Holdings, Inc.

Dated: August 5, 2008                               By:  /s/ Zhilin Li
                                                    -----------------------
                                                    Zhilin Li
                                                    Chief Executive Officer,
                                                    President and Director


Dated: August 5, 2008                               By:  /s/ Xinhua Wu
                                                    ---------------------
                                                    Xinhua Wu
                                                    Chief Financial Officer,
                                                    and Director