Form 10-Q
period 2008-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2008-11-06
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

               For the Quarterly Period Ended September 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
             For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)


          Delaware                                               73-1564807
          --------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

 2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China        570216
----------------------------------------------------------------     ----------
      (Address of principle executive offices)                       (Zip Code)

                            0086-898-66811730 (China)
                            -------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer      |_|        Accelerated filer                  |_|
  Non-accelerated filer        |_|        Smaller reporting company          |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

As of September 30, 2008, 42,278,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

                           China Pharma Holdings, Inc.

                                TABLE OF CONTENTS


Part I    Financial Information                                                1

Item 1.   Financial Statements                                                 1

          Condensed Consolidated Balance Sheets as of September 30, 2008
          and December 31, 2007 (unaudited)                                    1

          Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended September 30, 2008
          and 2007 (unaudited)                                                 2

          Condensed  Consolidated  Statements of Cash Flows for the Nine
          Months Ended September 30, 2008 and 2007 (unaudited)                 3

          Notes to Condensed Consolidated Financial Statements (unaudited)     4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.   Controls and Procedures                                             24

Part II   Other Information                                                   24

Item 1    Legal Proceedings                                                   24

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3    Defaults upon Senior Securities                                     24

Item 4    Submission of Matters to a Vote of Security Holders                 24

Item 5    Other Information                                                   25

Item 6    Exhibits                                                            25

Signatures                                                                    26


                          PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements

                           CHINA PHARMA HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                              September 30,    December 31,
                                                                  2008             2007
                                                               -----------      -----------
                                                                                (Restated)
ASSETS
Current Assets:
  Cash and cash equivalents                                    $ 5,838,678      $ 1,830,335
  Trade accounts receivable, less allowance for doubtful
    accounts of $4,124,577 and $2,440,852, respectively         31,670,231       18,572,976
  Other receivables, less allowance for doubtful
    accounts of $98,151 and $43,908, respectively                  189,794          413,596
  Advances to suppliers                                          2,276,440        2,757,320
  Inventory                                                     14,542,799       14,448,771
                                                               -----------      -----------
Total Current Assets                                            54,517,942       38,022,998
                                                               -----------      -----------
Non-current Assets:
  Property and equipment, net of accumulated depreciation of
    $1,350,913 and $1,003,802, respectively                      2,619,965        2,625,216
  Intangible assets, net of accumulated amortization of
    $465,132 and $221,715, respectively                          2,432,253        2,063,252
  Advances for purchases of intangible assets                    6,840,631          807,345
  Deferred tax assets                                              413,890          187,509
                                                               -----------      -----------
Total Non-current Assets                                        12,306,739        5,683,322
                                                               -----------      -----------
TOTAL ASSETS                                                   $66,824,681      $43,706,320
                                                               -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                       $   505,704      $   297,299
  Accrued expenses                                                  47,450          261,301
  Accrued taxes payable                                            946,948          311,009
  Other payables                                                   130,652           86,161
  Advances from customers                                          674,135          261,583
  Short-term notes payable                                            --          2,693,428
                                                               -----------      -----------
Total Current Liabilities                                        2,304,889        3,910,781
                                                               -----------      -----------
  Research and development commitments                              36,381           34,181
                                                               -----------      -----------
Total Liabilities                                                2,341,270        3,944,962
                                                               -----------      -----------
Stockholders' Equity:
  Common stock, $0.001 par value, 60,000,000 shares
    authorized, 42,278,938 and 37,278,938 shares issued and
    outstanding, respectively                                       42,279           37,279
  Additional paid-in capital                                    21,062,586       11,678,606
  Foreign currency translation adjustment                        5,693,059        2,839,304
  Retained earnings                                             37,685,487       25,206,169
                                                               -----------      -----------
Total Stockholders' Equity                                      64,483,411       39,761,358
                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $66,824,681      $43,706,320
                                                               -----------      -----------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)


                                             For the three months              For the nine months
                                             ended September 30,               ended September 30,
                                          ----------------------------    ----------------------------
                                              2008             2007           2008            2007
                                          ------------    ------------    ------------    ------------

Revenue                                   $ 12,610,642    $  8,293,497    $ 35,606,490    $ 24,097,521
Cost of revenue                              6,494,266       4,413,052      17,730,026      13,018,566
                                          ------------    ------------    ------------    ------------

Gross profit                                 6,116,376       3,880,445      17,876,464      11,078,955
                                          ------------    ------------    ------------    ------------

Operating expenses:
  Selling expenses                             529,432         591,193       1,323,854         896,128
  General and administrative                   427,399         328,743       1,226,888         927,162
  Research and development                       5,581           5,941          42,807           5,942
  Bad debt expense, net of recoveries          459,500        (169,095)      1,539,313         910,718
                                          ------------    ------------    ------------    ------------
Total operating expenses                     1,421,912         756,782       4,132,862       2,739,950
                                          ------------    ------------    ------------    ------------

Income from operations                       4,694,464       3,123,663      13,743,602       8,339,005
                                          ------------    ------------    ------------    ------------

Non-operating income (expenses):
  Interest income                               26,224           4,400          31,259          29,808
  Interest expense                             (34,629)        (50,857)       (130,342)       (166,698)
  Other (expense) income                        (9,588)          7,549         (87,038)        582,827
                                          ------------    ------------    ------------    ------------
Total non-operating income (expense)           (17,993)        (38,908)       (186,121)        445,937
                                          ------------    ------------    ------------    ------------

Income before taxes                          4,676,471       3,084,755      13,557,481       8,784,942
Income tax expense                             424,993            --         1,078,163            --
                                          ------------    ------------    ------------    ------------
Net income                                $  4,251,478   $   3,084,755    $ 12,479,318    $  8,784,942
                                          ============    ============    ============    ============
Comprehensive income - foreign currency
    translation adjustments                    133,713         570,646       2,853,755       1,222,329
                                          ------------    ------------    ------------    ------------
Comprehensive income                      $  4,385,191    $  3,655,401    $ 15,333,073    $ 10,007,271
                                          ============    ============    ============    ============

Basic and Diluted Earnings Per Share      $      0.10     $       0.08    $       0.32    $       0.24
Basic and Diluted Weighted Average
    Shares Outstanding                      42,278,938      37,228,938      39,523,464      36,935,208
                                          ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                    ----------------------------
                                                        2008            2007
                                                    ------------    ------------
Cash Flows from Operating Activities:                                (Restated)

Net income                                          $ 12,479,318    $  8,784,942
Depreciation and amortization                            505,595         322,098
Compensation paid with warrants                          120,042            --
Gain on sale of intangibles                                 --          (572,446)
Changes in assets and liabilities:
  Trade accounts receivable                          (11,610,177)     (4,440,513)
  Other receivables                                      246,329         223,329
  Advances to suppliers                                  651,833      (2,504,684)
  Inventory                                              855,485      (2,965,836)
  Deferred tax assets                                   (209,434)           --
  Deferred offering costs                                   --            60,487
  Trade accounts payable                                 184,627         279,420
  Accrued expenses                                      (138,021)         83,034
  Accrued taxes payable                                  602,480            --
  Other payables                                         (48,535)       (134,647)
  Advances from customers                                386,922          47,448
                                                    ------------    ------------
Net Cash from Operating Activities                     4,026,464        (817,368)
                                                    ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                    (125,753)        (77,313)
  Purchase of intangible assets                         (428,641)     (1,993,288)
  Advances for purchases of intangibles               (5,856,412)           --
                                                    ------------    ------------
Net Cash from Investing Activities                    (6,410,806)     (2,070,601)
                                                    ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock and warrants      9,268,938       3,797,183
  Payments of short term notes payable                (2,814,744)           --
                                                    ------------    ------------
Net Cash Proceeds from Financing Activities            6,454,194       3,797,183
                                                    ------------    ------------

Effect of Exchange Rate Changes on Cash                  (61,509)        149,995
                                                    ------------    ------------
Net Change in Cash                                     4,008,343       1,059,209
                                                    ------------    ------------
Cash and Cash Equivalents at Beginning of Period       1,830,335         656,441
                                                    ------------    ------------
Cash and Cash Equivalents at End of Period          $  5,838,678    $  1,715,650
                                                    ------------    ------------


Supplemental Cash Flow Disclosure:
  Cash paid for interest                            $    130,342    $    115,841
  Cash paid for income taxes                           1,289,596            --



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CHINA PHARMA HOLDINGS, INC.
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. (the Company) and its subsidiaries were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (Management) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K report for the year ended December 31, 2007.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of September 30, 2008 and 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 2,652,941 and 1,252,941 shares, respectively, of Company common stock with exercise prices ranging from $2.38 to $3.50 per share. These have not been
included  in  the   computation  of  earnings  per  share  as  their  effect  is antidilutive.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

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

                                                          Reported      Restatement      As Restated
                                                        ------------    ------------    ------------
Consolidated Balance Sheet as of December 31, 2007
Other receivables                                       $    496,313    $    (82,717)   $    413,596
Advances to suppliers                                      3,481,948        (724,628)      2,757,320
Total Current Assets                                      38,830,343        (807,345)     38,022,998
Advances for purchase of intangible assets                      --           807,345         807,345
                                                        ------------    ------------    ------------
TOTAL ASSETS                                            $ 43,706,320    $       --      $ 43,706,320
                                                        ------------    ------------    ------------

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Other receivables                                       $   (111,660)   $     79,426    $    (32,234)
Advances to suppliers                                     (1,028,119)       (853,332)     (1,881,451)
Net Cash provided by Operating Activities                  2,801,898        (773,906)      2,027,992
Advance for purchase of intangible assets                       --           773,906         773,906
Net Cash used in Investing Activities                     (1,479,531)        773,906        (705,625)
                                                        ------------    ------------    ------------
Net Change in Cash                                      $  1,173,894    $       --      $  1,173,894
                                                        ------------    ------------    ------------

NOTE 2 - INVENTORY

Inventory consisted of the following:

                            September 30,        December 31,
                                2008                2007
                            -----------          -----------
Raw materials               $11,448,741          $12,521,536
Work in progress                 21,895               60,404
Finished goods                3,072,162            1,866,831
                            -----------          -----------
   Total Inventory          $14,542,799          $14,448,771
                            -----------          -----------


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                      September 30,       December 31,
                                         2008                 2007
                                      -----------         -----------
Permit of land use                    $   410,888         $   385,102
Building                                1,870,960           1,753,547
Plant, machinery and equipment          1,447,960           1,341,996
Motor vehicle                             129,215              37,193
Office equipment                          110,834              88,210
Construction in progress                    1,021              22,970
                                      -----------         -----------
   Total                                3,970,878           3,629,018
Less: accumulated depreciation         (1,350,913)         (1,003,802)
                                      -----------         -----------
Property and Equipment, net           $ 2,619,965         $ 2,625,216
                                      -----------         -----------


Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                         Asset                     Life - years
      ----------------------------------------  ------------------
      Permit of land use                             40 - 70
      Building                                       20 - 35
      Plant, machinery and equipment                   10
      Motor vehicle                                  5 - 10
      Office equipment                                  5



For the nine months ended September 30, 2008 and 2007, depreciation expense was $303,064 and $202,532, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately 9.0 years. Amortization of intangible assets was $202,535 and $119,566 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 5 - DEBT

Short Term Notes Payable -On July 13, 2007, the Company entered into a new line of credit with the bank collateralized by certain land use rights, machinery and equipment. The outstanding advance made under the line of credit was $2,324,278 at December 31, 2007. The line of credit was renewed during the first quarter of 2008 with due dates of August and September of 2008 with interest payable monthly at the rate of 7.84%. The line of credit was paid in full on the maturity dates.

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

Undistributed earnings of the Company's foreign subsidiary since acquisition amounted to approximately $35.4 million at September 30, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $22.8 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. However, because the Company was in existence prior to the March 16, 2007 China tax law change, it will gradually transition to the new 25% tax rate over the next five years starting on January 1, 2008. The phase-in income tax rate is 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012 and after. The Company is permitted to use their remaining tax holiday, which was 0% in 2007 and will be a favorable income tax rate of 50% of the EIT Rate or 9% in effect during fiscal 2008 through 2010 as determined by the PRC government and the regional tax authorities.

As a result of the above changes, starting from 2008, the Company's enterprise income tax rate will be:
                                        Enterprise Income Tax Rate
                Year                         For China Pharma
           --------------               --------------------------
                2008                                9%
                2009                               10%
                2010                               11%
                2011                               24%
           2012 and after                          25%


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

The common shares and the shares underlying the warrants have registration rights, and the Company was required to file a registration statement including said shares with the Securities and Exchange Commission. In the event that the Company did not file a registration statement within 45 days of the closing date of the offering, or the registration statement is not declared effective within the 90 or 120 day time periods from the closing date as defined in the registration rights agreement, or if the Company fails to keep the registration statement effective, the Company will be required to pay a penalty to each investor equal to one percent (1%) of the purchase price for each 30 day period. The Company filed a registration statement with the Securities and Exchange Commission on July 11, 2008 and it was declared effective August 12, 2008. The Company has not accrued any penalty under the registration rights agreement but will evaluate any liability related to the effectiveness of the registration statement at the end of each reporting period.

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

The Company also has outstanding warrants to purchase an aggregate of 1,202,941 shares of Company's common stock at an exercise price of $2.38 per share which expire on January 29, 2010.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with China Pharma Holdings, Inc.'s ("China Pharma" or "the Company) consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-Q.

This filing contains forward-looking statements. The words "anticipated", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect management's current views with respect to future events and financial performance and involve risks and uncertainties, including but not limited to changes in general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to increase market share, and various other matters, many of which are beyond China Pharma's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

China Pharma Holdings, Inc. is a specialty pharmaceutical company with rapidly growing profit that develops, manufactures, and markets treatments for a wide range of high incidence and high mortality conditions in China, including cardiovascular, central nervous system (CNS), infectious, and digestive diseases. The Company's cost- effective, high margin business model is driven by market demand and supported by 8 scalable Good Manufacturing Practice Regulations (GMP)-certified production lines covering the major dosage forms. In addition, the Company has a broad and expanding distribution network across more than 29 provinces, municipalities and autonomous regions and possesses a strong research and development (R&D) platform from numerous well-established collaborations with prestigious universities. The Company is registered in Delaware, USA. Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), located in Haikou City, Hainan Province, China, is a wholly owned subsidiary of Onny Investment Limited, which is wholly owned by China Pharma Holdings, Inc.

Strong Revenue Growth and High Margins - For the nine months ended September 30, 2008, the Company generated $35.61 million in revenue from therapeutic sales compared to $24.10 million over the same period in 2007, an increase of $11,508,969 or 47.76%. The gross margin achieved by our company was 50.21% of total revenue for the nine months ended September 30, 2008, which is higher than the 45.98% of the corresponding period in 2007, and higher than the industry average gross margin of 34.2%. We are able to compete in the highly fragmented pharmaceutical industry through our diversified therapeutics line, cost control and strong sales network. Our experienced management team, market insights and strong R&D capabilities that enable us to develop and launch new and improved generic products based on market demand.

Proven Record of Success - We have a proven track record of success. We are a profitable company with a low cost, high margin business model. We are seeing a rapid growth in sales with a constant growth in income, due to our focus on the largest segments of China's pharmaceutical market. We have eight different types of modern production lines with capacity to meet future demands. We have a portfolio of over 30 specifications of drugs that focus on the treatment of:
CNS, cardiovascular, cerebrovascular, infectious diseases and other therapeutic areas of high incidence in China. Among these two are market leaders:
PuSenOK(TM) and Buflomedil hydrochloride for which we were awarded the "National Key New Product" by the Ministry of Science and Technology of the People's Republic of China (PRC) with the State Administration of Taxation, Ministry of Commerce of the PRC, General Administration of Quality Supervision, Inspection and Quarantine of the PRC, and State Environmental Protection Administration of China. In addition, our growth strategy is supported by the needs of a dynamic pharmaceutical industry.

Clear Strategy for Growth - We are part of a rapidly growing industry, in which we are a leader in generic drugs. Directed by market needs, we combine our internal R&D with strategic alliances and co-operation, to promote new and improved products targeting China's most prevalent diseases such as CNS disease, cardio-/cerebrovascular disease, digestive disease, and infectious disease. In addition, we produce products in a variety of delivery forms which target specific patient groups, and research and develop new or improved dosage-forms of existing products. We have nine drugs on track to launch, including a new anti-drug-resistance antibiotic which has already passed the PRC State Food and Drug Administration (SFDA) technical evaluation and entered clinical trials, and three drugs waiting for SFDA production approval. Through strategic mergers and acquisition (M&A) and through capitalization of this fragmented market, we will improve our product portfolio and push our integrated growth; maintain and develop new marketing channels; and leverage our existing retailing network in China's newly expanded market to raise our overall market share. The organic growth of the Chinese pharmaceutical market has already and will continue to direct the company's development.

I. Summary of nine months ended September 30, 2008

In the nine months ended September 30, 2008, China Pharma continued to display stable growth and outstanding financial achievement. For the nine months ended September 30, 2008, the Company's total revenue increased by over 47.76% to $35.61 million, compared to $24.10 million for the nine months ended September 30, 2007. This rapid growth was due to increased sales of existing products, and increase in market share of new products.

The operational performance for the nine months ended September 30, 2008 was clearly improved compared to the nine months ended September 30, 2007. Gross profit increased 61.36% to $17.88 million and net income, not including foreign currency translation adjustment, increased 42.05% to $12.48 million. This growth was attributable to increased promotion of sales, and increased efforts in accounts receivable (A/R) collection. These benefits are from China Pharma's low cost, high margin business model, and experienced management team, as well as from R&D which follows market needs.

For the nine months ended September 30, 2008, earnings per common share increased 32.75% to $0.32 per share compared to $0.24 per share for the nine months ended September 30, 2007. China Pharma is working closely with various pharmaceutical research institutions to develop more products to meet customers' needs. Our focus is to create a steady increase in revenue. We have seen in the past that a successful strategy is the key to company operation. Full exploration of the potential of the pharmaceutical domain is essential to our success.

We have also enhanced internal controls for accounting and reporting. In the near future, we will develop a more systematic and continuous internal control system for the long-term development of the company and the benefit of our stakeholders and prospective investors.

II. Business Overview

China Pharma Holdings, Inc., is one of China's leading pharmaceutical manufacturers which engages research and development institutions for market-ready formulas to mass produce. In 2008, we launched a new diuretic product: Bumetanide; in November 2008, we were granted approval for our new formula antibiotic to enter clinical trials.

We plan to expand our biotechnology product portfolio. Based on the foundation established by some of our widely recognized medicine brands such as Cerebroprotein, for the treatment of memory decline and attention deficit disorder (ADD), we have offered and will continue to offer a variety of biological medicines. These products, including the injected hepatocyte growth-promoting factors, are expected to fuel additional growth in revenue beyond what Cerebroprotein has provided.

One of our products, Buflomedil Hydrochloride (which includes the raw material, the injectable form of the product, and tablet form) has received the following recognitions, awards and designations:

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

o The "Best Commercialized Technology" award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee.

Our scalable, GMP-certified manufacturing has been recognized in China. In 2003, our manufacturing capabilities attained GMP authentication and we were awarded "Best Enterprise for Supporting SARS Medicine" by Hainan Food and Drug Administration. We have an extensive distribution network with 16 sales offices and approximately 680 proxy agents covering 30 provinces, municipalities, and autonomous regions around China. Our main market channels are generalized schemes of preferences (GSP) certified medical companies which directly distribute to hospitals and the final market.

Our subsidiary, Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd, a privately held Chinese joint venture (Helpson) and emerged from the development stage. On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc. formerly TS Electronics, Inc. ("the Company").

Furthermore, on May 30, 2008 the Company completed an offering and issued five million shares of common stock at a purchase price of $2.00 per share and three-year warrants to purchase an aggregate of 1.25 million shares of the Company's common stock at an exercise price of $2.80 per share. Net proceeds from the offering of approximately $9.3 million are expected to be used for the expansion of the Company's existing product line, new drug development, sales and marketing, and to supplement general working capital purposes.

III. Market Trends

Statistics show that the rise in the world's aging population has led to an increasing incidence of age-related diseases, such as cancer, Alzheimer's disease, diabetes, and heart disease. These diseases have already become prevalent, particularly in developed areas. China Pharma is dedicated to delivering more effective treatments for these diseases of high incidence and high mortality.

The growth of China's pharmaceutical market is driven by the country's rapid economic growth, the highest in economic history. Increased healthcare spending by the Chinese Government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the consequent increase in age-related disorders; the urban migration of the population; and improved awareness of self-health care. According to IMS forecasts, China will become the seventh largest pharmaceutical market in the world in 2009 and the second largest in 2020, with a market capacity of US$220 billion.

We view this market trend as an opportunity. However, the best way to take advantage of this opportunity is to identify our business risks beforehand. There are three areas of risk:

o    External Risk

In recent years, the Chinese medical system has been reformed, resulting in the State Department's establishment of a basic medical insurance system for employees. Considering the effects of the social environment, local government involvement and government policies on the pharmaceutical industry in the PRC, a large increase in sales can be expected. Competition will also be strong across the industry overall. Currently, our existing products are competitive in the market and possess growth potential. However, from a long-term perspective, some major western medicine producers are also seeking Chinese market share. This may present us with strong competition in the China pharma market.

o    Operation Risk

One of the major uncertainties in our industry is the purchase of raw materials. Raw materials are primarily affected by the geography and island environment of


Hainan Province. Because of high transportation costs and the need to guarantee production supply requirements, we have to store large amounts of inventory to maintain consistent production levels. In addition, part of the raw materials need to be specially ordered which further increases the need to store inventory. Finally, due to the increasing sales, we must store a large volume of finished product and packaging material.

o    Foreign Currency Risk

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi (RMB). As a result, the effect of the exchange rate fluctuation would inevitably be considered to be material to our business operations.

All of our revenues and expenses are accounted for in (RMB). However, we use the
United  States  Dollar (USD) for  financial  reporting  purposes.  Conversion of
Renminbi  into foreign  currencies  is  regulated by the People's  Bank of China through a unified floating exchange rate system. Although the PRC government has stated its  intention  to  support  the value of the  Renminbi,  there can be no assurance  that such  exchange rate will not become  volatile  again or that the
Renminbi  will  not  devalue   significantly  against  the  USD.  Exchange  rate
fluctuations may adversely affect the value, in USD terms, of our net assets and income derived from its operations in the PRC.

IV. Analysis for the three months ended September 30, 2008

The following table presents the operations of the Company for the three months ended September 30, 2008 and September 30, 2007; both are given in USD.


                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                                  For the three months
                                                                  ended September 30,
                                             ------------------------------------------------------------
                                                 2008             2007          change         variance
                                             ------------    ------------    ------------    ------------
Revenue                                      $ 12,610,642    $  8,293,497       4,317,145          52.05%
Cost of revenue                                 6,494,266       4,413,052       2,081,214          47.16%
                                             ------------    ------------    ------------    ------------

Gross profit                                    6,116,376       3,880,445       2,235,931          57.62%
                                             ------------    ------------    ------------    ------------

Operating expenses:
Selling expenses                                  529,432         591,193         (61,761)        -10.45%
General and administrative                        427,399         328,743          98,656          30.01%
Research and development                            5,581           5,941            (360)         -6.06%
Bad debt expense, net of recoveries               459,500        (169,095)        628,595        -371.74%
                                             ------------    ------------    ------------    ------------
Total operating expenses                        1,421,912         756,782         665,130          87.89%
                                             ------------    ------------    ------------    ------------

Income from operations                          4,694,464       3,123,663       1,570,801          50.29%
                                             ------------    ------------    ------------    ------------



                                                                  For the three months
                                                                  ended September 30,
                                             ------------------------------------------------------------
                                                 2008             2007          change         variance
                                             ------------    ------------    ------------    ------------
Non-operating income (expenses):
Interest income                                    26,224           4,400          21,824         496.00%
Interest expense                                  (34,629)        (50,857)         16,228         -31.91%
Other (expense) income                             (9,588)          7,549         (17,137)       -227.01%
                                             ------------    ------------    ------------    ------------
Total non-operating income (expense)              (17,993)        (38,908)         20,915         -53.76%
                                             ------------    ------------    ------------    ------------

Income before taxes                             4,676,471       3,084,755       1,591,716          51.60%
Income tax expense                                424,993            --           424,993
                                             ------------    ------------    ------------    ------------
Net income                                   $  4,251,478    $  3,084,755       1,166,723          37.82%
                                             ============    ============    ============    ============
Comprehensive income - foreign currency
    translation adjustments                       133,713         570,646        (436,933)        -76.57%
                                             ------------    ------------    ------------    ------------
Comprehensive income                         $  4,385,191    $  3,655,401         729,790          19.96%
                                             ============    ============    ============    ============
Basic and Diluted Earnings Per Share         $       0.10    $       0.08            0.02          21.36%
                                             ============    ============    ============    ============
Basic and Diluted Weighted Average
    Shares Outstanding                         42,278,938      37,228,938       5,050,000          13.56%
                                             ============    ============    ============    ============

Revenue

We generated approximately $12.61 million revenue for the three months ended September 30, 2008, an increase of $4.31 million, which means a 52.05% increase compared to $8.29 million of the corresponding period in 2007. This increase was primarily due to increased marketing and promotional activities to increase sales of existing products as well as contribution from the expansion of market share by new products. In the third quarter, Pusen OK continued its strong growth trend, and realized revenue of $1.75 million or 14.18% of the total income for the period, an increase of approximately $0.972 million or 124.23% on the same period in 2007. Pusen OK, the company's flagship product, is China's only generic version of Aleve-D TM, and is the most efficient, non-drowsy, 12-hour slow release nasal decongestant, fever reducing and pain relief agent. Aside from this, during this period, another product with a large contribution to sales revenue was Buflomedil with approximately $1.11 million, or 9.01% of total sales revenue, an increase of $265,413 or 31.27% on the same period in 2007, Roxithromycin revenue increased 135.24% to approximately $0.920 million, or 7.44% of the total revenue. This year's launch, Bumetanide, due to increases in market recognition and market acceptance also made a significant contribution to the sales revenue, this period it generated revenue of $0.972 million, accounting for 7.86% of total sales revenue. Another aspect is that because of the government reorganization of the pharmaceutical industry the pharmaceutical marketing environment has greater transparency than previously. The Company's distribution network in China has already expanded to reach 30 provinces, municipalities and autonomous regions. Moreover, the improvements in production capacity have facilitated large growth in sales of the new and existing products.

The cost of revenue for the three months ended September 30, 2008, was approximately $6.49 million or 51.50% of total revenue, compared to the corresponding period of 2007, which was $4.41 million or 53.21% of total revenue. The main reason for the increase in the cost of revenue was because of the corresponding increase in revenue for the three months up to September 30, 2008, the cost margin also fell slightly.

Gross Profit

Gross Profit for the three months ended September 30, 2008 was $6.12 million, and accounted for 48.50% of total revenue. It has increased by 57.65%, or $2.24 million, compared to $3.88 million or 46.79% of total revenue of the third quarter of 2007. The increased sales in new products and high margin products resulted in the corresponding substantial increase in gross profit.

Selling Expense

The selling expense of the three months ended September 30 2008 was approximately $0.53 million, a decrease of approximately $60,000, or 10.45%, compared to approximately $0.59 million of the three months ended September 30 2007. The main reason for this drop was our strict control of expenditure while investing in our distribution channels and the marketing of our products.

G & A Expenses

The general and administrative expenses of the three months ended September 30, 2008 has increased to approximately $0.43 million, an increase of $0.10 million, or 30.01%, compared to $0.33 million of the same period of 2007. The main reasons for this increase were increases in the cost of consumables as well as the expansion of business scale. The expenditure on each item is also correspondingly raised.

Collection of Bad Debt

For the three months ended September 30, 2008, allowance for bad debt was approximately $0.46 million; however, for the three months ended September 30, 2007, the allowance for bad debt was negative $170,000. This is an increase of 371.74%; the main reason for the increase is that at September 30, 2007, we had collected some long-aged bad debt, according to the calculations, the collected bad debt offset the bad debt allowance of the previous two quarters.

During the normal course of business, we give unsecured credit to our customers. We record an allowance for bad debts based on age of outstanding accounts receivables at the end of the period in accordance with generally accepted accounting principles in the PRC. The percentage of a trade receivables that is deemed doubtful is as follows: 100% after 720 days; 50 % after 360 days; and 7.5% up to 360 days. During the 15 years of operating history, the company has never had any uncollected receivables.

In the Chinese pharmaceutical market environment, deferments in collections from state owned hospitals are normal. Over 90% of our drugs are sold to state-owned hospitals, which makes collections slow, but reliably collectible demonstrated by our collection of all receivables in the past.

Income from Operation

The operating income for the three months ended September 30, 2008 is approximately $4.69 million, compared to $3.12 million of the same period of 2007, an increase of $1.57 million, or 50.29%. The main reason was due to large increases in revenue and gross profit, in addition to a fall in expenditures.


Interest Income

Interest income for the three months ended September 30, 2008 is $26,224, compared to $4,400 of the same period of 2007. The main reason is the increase in the bank deposit, which leads to an increase in the interest returns.

Interest Expense

Interest  expense for the three months ended September 30, 2008 is approximately
$35,000, compared to $50,000 of the same period of 2007. The main reason is the reduction in the company's working capital loan, leading to a corresponding reduction in the interest on the loan.

Income Tax Expense

Income tax expense for the three months ended September 30, 2008 was $424,993 or 3.37% of revenue, while the company did not have any income tax in the corresponding period in 2007, as the company was still in the preferential tax period. We have been granted a `tax holiday' granting a favorable rate of 50% of the tax rates. This year we pay our tax at the rate of 9%.

Net Income

The net income for the three months ended September 30, 2008, excluding the effect of foreign exchange transactions, was approximately $4.25 million, which was $1.17 million higher than that for the three months ended September 30, 2007, of approximately $3.08 million. It has increased by 37.82%.

V. Analysis for the nine months ended September 30, 2008

The following table presents the operations of the Company for the nine months ended September 30, 2008 and September 30, 2007; both are given in USD.

                                                                 For the nine months
                                                                 ended September 30,
                                           --------------------------------------------------------------
                                                2008            2007           change         variance
                                           -------------   -------------    -------------   -------------
Revenue                                    $ 35,606,490    $ 24,097,521        11,508,969          47.76%
Cost of revenue                              17,730,026      13,018,566         4,711,460          36.19%
                                           -------------   -------------    -------------   -------------

Gross profit                                 17,876,464      11,078,955         6,797,509          61.36%
                                           -------------   -------------    -------------   -------------

Operating expenses:
Selling expenses                              1,323,854         896,128           427,726          47.73%
General and administrative                    1,226,888         927,162           299,726          32.33%



Research and development                         42,807           5,942            36,865         620.41%
Bad debt expense, net of recoveries           1,539,313         910,718           628,595          69.02%
                                           -------------   -------------    -------------   -------------
Total operating expenses                      4,132,862       2,739,950         1,392,912          50.84%
                                           -------------   -------------    -------------   -------------

Income from operations                       13,743,602       8,339,005         5,404,597          64.81%
                                           -------------   -------------    -------------   -------------

Non-operating income (expenses):
Interest income                                  31,259          29,808             1,451           4.87%
Interest expense                               (130,342)       (166,698)           36,356         -21.81%
Other (expense) income                          (87,038)        582,827          (669,865)       -114.93%
                                           -------------   -------------    -------------   -------------
Total non-operating income (expense)           (186,121)        445,937          (632,058)       -141.74%
                                           -------------   -------------    -------------   -------------

Income before taxes                          13,557,481       8,784,942         4,772,539          54.33%
Income tax expense                            1,078,163               -         1,078,163
Net income                                   12,479,318       8,784,942         3,694,376          42.05%
Comprehensive income - foreign currency
    translation adjustments                   2,853,755       1,222,329         1,631,426         133.47%
Comprehensive income                         15,333,073      10,007,271         5,325,802          53.22%

Basic and Diluted Earnings Per Share               0.32            0.24              0.08          32.75%
Basic and Diluted Weighted Average           39,523,464      36,935,208         2,588,256           7.01%
    Shares Outstanding                     -------------   -------------    -------------   -------------


Revenue

For the nine months ended September 30, 2008, revenue reached approximately $35.61 million, an increase of approximately $11.51 million or 47.76%, compared with $24.10 million of the same period in 2007. The main reasons for the large increase in this year's third quarter compared to the same period last year are clear results from our efforts to increase product marketing and develop sales channels as well as increased recognition of our products on the market. Our older products contributed greatly to revenue; Pusen OK increased markedly by 81.59%, Cerebroprotein by 62.63%, and Buflomedil by 59.94%. The recently launched products also achieved wide acceptance on the market: Alginic Sodium Diester, Granisetron Hydrochloride realized revenues of 172.38% and 108.68%, respectively. Correct market positioning enabled our products to gain widespread customer recognition.

Cost of Revenue

For the nine months ended September 30, 2008, the cost of revenue was approximately $17.73 million, or 49.79% of total revenue, compared to $13.02 million of the same period of 2007, an increase of $4.71 million, or an increase of 36.19%. The main reason for this kind of growth is the corresponding increase in sales.

Gross Profit

For the nine months ended September 30, 2008, gross profit was $17.88 million and the gross profit margins were 50.21%, gross profit for the nine months ended September 30, 2007 was $11.08 million, and the gross profit margins were 45.98%. The increase was $6.80 million, or 61.36%. The main reason for this increase in gross profit was the relatively large increase in sales of high margin products and new products, which brought the large increase in gross profit and gross profit margins.

Selling expense

The selling expense for this period increased by $0.43 million, reaching $1.32 million, and accounting for 3.72% of sales revenues. The main reason for the increase in cost is our investment to increase marketing activities for our products and expand our sales network. With this increase in marketing, the promotion costs, sales force wages, travel expenses and related costs all rose.

G&A Expense

The G&A expense for this period increased by approximately $300,000, or 32.33%, to $1.23 million, compared with $0.93 million for the nine months ended September 30, 2007, and accounted for 3.45% of the total revenues from sales. The main reason for the increase was the expansion in the scale of operations, with the increase in operating activities, and the increases in the cost of many items; the cost of each kind of service organization such as auditors, lawyers etc., engaged in order for the company to fit the requirements of the US capital market, also rose correspondingly.

Allowance for Bad Debt

For the nine months ended September 30, 2008, the allowance for bad debt was $1.54 million, an increase of $0.63 million, or 69.02%, compared with $0.91 million for the same period last year. The main reason for this increase was that following the strengthening in the revenue from sales, the absolute value of the corresponding accounts receivables also increased. For the nine months ended September 30, 2008, the company collected $27.27 million of accounts receivables, of these, $12.07 million of payments were owed for over one year. The company is now actively exploring changes to the product portfolio and developing new sales channels and sales tactics. The company is striving to fundamentally change the large amount of accounts receivables and the long date of sales situation.

Operating Income

The operating income for the nine months ended September 30, 2008, was $13.74 million accounting for 38.60% of the revenue, an increase of $5.40 million or 64.81% compared with $8.34 million accounting for 34.62% of the revenue for the same period last year.The main reason for this increase is the relatively large increase in sales and due to the high rise in margins in the nine months ended September 30, 2008.

Income Tax expense

The income tax for the nine months ended September 30, 2008 was $1.08 million, or 3.03% of the total revenue. In the same period of 2007, the company was exempt from paying income tax as the company was still within the preferential tax period. We have been granted a `tax holiday' granting a favorable rate of 50% of the tax rates. This year we pay our tax at the rate of 9%.

Net Income

Excluding the effects of foreign exchange transactions, the net income for the nine months ended September 30, 2008, increased by approximately $3.69 million reaching $12.48 million. For the corresponding period of 2007, it was $8.78 million, an increase of 42.05%. This kind of increase was due to the large increases in revenue and income, and also effective control of cost of expenditure.

VI. Financial Analysis

Cash flow analysis

                           CHINA PHARMA HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the nine months ended
                                                           September 30,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------
Cash Flows from Operating Activities:                               (Restated)

Net income                                         $ 12,479,318    $  8,784,942
Depreciation and amortization                           505,595         322,098
Compensation paid with warrants                         120,042            --
Gain on sale of intangibles                                --          (572,446)
Changes in assets and liabilities:
  Trade accounts receivable                         (11,610,177)     (4,440,513)
  Other receivables                                     246,329         223,329
  Advances to suppliers                                 651,833      (2,504,684)
  Inventory                                             855,485      (2,965,836)
  Deferred tax assets                                  (209,434)           --
  Deferred offering costs                                  --            60,487
  Trade accounts payable                                184,627         279,420
  Accrued expenses                                     (138,021)         83,034
  Accrued taxes payable                                 602,480            --
  Other payables                                        (48,535)       (134,647)
  Advances from customers                               386,922          47,448
                                                   ------------    ------------
Net Cash from Operating Activities                    4,026,464        (817,368)
                                                   ------------    ------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                   (125,753)        (77,313)
  Purchase of intangible assets                        (428,641)     (1,993,288)
  Advances for purchases of intangibles              (5,856,412)           --
                                                   ------------    ------------
Net Cash from Investing Activities                   (6,410,806)     (2,070,601)
                                                   ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock and warrants     9,268,938       3,797,183
  Payments of short term notes payable               (2,814,744)           --
                                                   ------------    ------------
Net Cash Proceeds from Financing Activities           6,454,194       3,797,183
                                                   ------------    ------------

Effect of Exchange Rate Changes on Cash                 (61,509)        149,995
                                                   ------------    ------------
Net Change in Cash                                    4,008,343       1,059,209
                                                   ------------    ------------
Cash and Cash Equivalents at Beginning of Period      1,830,335         656,441
                                                   ------------    ------------
Cash and Cash Equivalents at End of Period         $  5,838,678    $  1,715,650
                                                   ------------    ------------


Supplemental Cash Flow Disclosure:
  Cash paid for interest                           $    130,342    $    115,841
  Cash paid for income taxes                          1,289,596            --


As of September 30, 2008, the company possessed cash and cash equivalents of $5,838,678 compared with $1,715,650 of the same period in 2007. Compared with the $1,830,335 of December 31, 2007, this is an increase of $4,008,313. The main reason for the increase in cash and cash equivalents is that on May 30, 2008, the Company completed an offering of Units priced at $2.00 per Unit consisting of one share of Company common stock and a three-year warrant to purchase one-fourth of one share of Company common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,062, amounted to $9,268,938. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share.

For the nine months ended September 30, 2008, net cash utilized in operating activities was $4.03 million, an increase of $4.84 million or 592.61% compared with negative $0.82 million of the same period of 2007.This increase is due to the company's strengthening of Accounts Receivables collections and the return of loans which have met with remarkable success.

VII. Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements.

VIII. Commitments

At September 30, 2008, the Company had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

X. Conclusion

The overall performance during the nine months ended September 30, 2008 was outstanding. As a public company in the pharmaceutical industry, we focus on product innovation. In order to create innovative products that are tailored to the end user, we must concentrate on additional, innovative cooperative engagements with special R&D institutes for more market-ready products. As a result, the Company will continue to actively pursue the development and distribution of high-quality products. The pharmaceutical industry has been called an " industry of eternal sunrise", and China Pharma forecasts that our clear growth strategy and the sustained growth in market demand will ensure our continued growth.

Item 3 - Quantitative and Qualitative Disclosures About Market Risks

We have exposure to market risk of changes in foreign currency exchange rates. We neither hold nor issue financial instruments for trading purposes nor do we make use of derivative instruments to hedge the risks discussed below.

Foreign Currency Exchange Rates

We collect revenue from operations principally in the Chinese Renminbi. All of our local sales revenue is collected in and substantially all of our expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when our Chinese subsidaries results are translated to U.S. Dollars and with respect to financial instruments denominated in foreign currencies. Our results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Renminbi to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 Renminbi per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of September 30, 2008 the exchange rate was 6.8183 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in the People's Republic of China's government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and
(ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Item 4 - Controls and Procedures

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

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On February 1, 2008, a majority of the outstanding shares of voting capital stock approved (1) to elect the following three individuals as independent members of the board of directors of the Company: G. Michael Bennett, Yingwen Zhang and Baowen Dong; and (2) to authorize the Company's board of directors to amend our Bylaws to reflect the proper name and corporate governance of the Company. The shareholder approval was granted by written consent, in lieu of a special meeting of the shareholders. In order to provide information to our shareholders regarding this action, we filed a definitive information statement with the Securities and Exchange Commission on July 11, 2008 and delivered it to our shareholders of record as of the close of business on February 1, 2008.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed herewith:

31.1 - Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



China Pharma Holdings, Inc.

Dated: November 6, 2008                          By:  /s/ Zhilin Li
                                                 -----------------------
                                                 Zhilin Li
                                                 Chief Executive Officer,
                                                 President and Director


Dated: November 6, 2008                         By:  /s/ Xinhua Wu
                                                ----------------------
                                                Xinhua Wu
                                                Chief Financial Officer,
                                                and Director