Form 10KSB/A
period 2007-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-03-12
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A
                                (Amendment No.1)
         --------------------------------------------------------------
                                   (Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the transition period from ______________ to _____________

         --------------------------------------------------------------

                        Commission file number: 000-29523


                           China Pharma Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                   73-1564807
--------------------------------------            ----------------------------
     (State or other jurisdiction                  (I.R.S. Employer I.D. No.)
     incorporation or organization)


          2nd Floor, No. 17, Jinpan Road,
            Haikou, Hainan Province,
                  China                                            570216
----------------------------------------------------            --------------
      (Address of principal executive offices)                    (Zip Code)


              Issuer's telephone number        0086-898-66811730 (China)
                                               -------------------------


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common stock, $0.001 par value
         --------------------------------------------------------------

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

Transitional Small Business Disclosure Format: Yes [  ]     No [X]

EXPLANATORY NOTE

     The registrant filed a Form 10-KSB on March 31, 2008. The registrant is filing this Amendment No. 1 to Form 10-KSB with the SEC: 1) to amend the second paragraph of Item 8A-Controls and Procedures to disclose a definitive conclusion of the management about the effectiveness of internal controls over financial reporting ; 2) to explain the preparation of our code of ethics as of December 31, 2007; 3) to file a lease agreement and a Housing Rent Adjustment Notice as an exhibit; and 4) to revise the signatures as required under General Instruction C(2) to Form 10-KSB.

      In addition,  we are also including a  currently-dated  Sarbanes Oxley Act
Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1, 31.2, 32.1and 32.2.

      Except as set forth below, this Form 10-KSB/A does not modify, amend or update in any way any other items or disclosure in the Form 10-KSB. This Form 10-KSB/A continues to speak as of the date of the original Form 10-KSB and other than as specifically reflected in the Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB.

Part II

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

Management conducted its evaluation of internal controls and procedures under the supervision of our chief executive officer and our chief financial officer. As of the date of this evaluation and based upon the evaluation of our chief executive officer and chief financial officer, the management concluded that the internal controls over financial reporting and procedures were not effective, due to the existence of significant internal control deficiencies discussed below under "Management's Report on Internal Control over Financial Reporting".

Part III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

Code of Ethics

As of December 31, 2007, our code of ethics is communicated orally in training and in the course of normal business operations. We are currently in the process of documenting our code of ethics and intend to file an S-1 in the next 3-4 months when we have translated it to English. Once we have formalized a Code of Ethics, a copy may be obtained by sending a written request to our corporate Secretary.

Item 13 - Exhibits

(2) EXHIBITS

--------------------------------------------------------------------------------
Exhibit No.        Description
--------------------------------------------------------------------------------

2.1 Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (3)

3.1      Memorandum and Articles of Association. (4)

3.2      Articles of Association of Helpson Medical Bio-Technology Co. (3)

10.1 Stock Purchase Agreement by and among Halter Financial Group Inc. dated May 11, 2005 filed on May 11, 2005. (1)

10.2     Subscription   Agreement   by  and  among   Onny   Investment   Limited
         stockholders. (3)

10.3     Employment  Contract  between Helpson and Zhilin Li dated July 1, 2005.
         (5)

10.4     Employment  Contract  between Helpson and Xinhua Wu dated July 1, 2005.
         (5)

10.5     Employment  Contract  between  Helpson and Jian Yang dated July 1, 2005
         (5)

10.6 Subscription and Registration Rights Agreement among China Pharma Holdings, Inc. and 17 investors (6)

10.7     Form of Warrant (6)

10.8 Supply Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Sichuan Chengxin Pharmaceutical Company (7)

10.9 Supply Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
         (7)

10.10 Sales Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
         (7)

10.11 Sales Contract entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Hainan Xinglin Medicine Company (7)

10.12* Lease Agreement entered into between Hainan Helpson Medicine and Bio-Technology Co. Ltd. and Hainan Zhongfu Going-abroad Personnel Service Center, and Housing Rent Adjustment Notice

16.1 Letter regarding Change in the Certified Accountant dated August 15, 2005. (2)

21       Subsidiaries of China Pharma Holdings,  Inc. filed on October 20, 2005.
         (4)

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*    Certification  of the Chief  Executive  Officer  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*    Certification  of the Chief  Financial  Officer  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
*Filed herewithin

(1)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 000-29523) filed with the Commission on May 11, 2005.
(2)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 000-29523) filed with the Commission on August 18, 2005.
(3)  Previously  filed as an exhibit to our report on Form SB-2 (Commission File
     Number: 333-129161) filed with the Commission on October 20, 2005.
(4)  Previously  filed as an exhibit to our report on Form SB-2 (Commission File
     Number: 333-129161) filed with the Commission on December 23, 2005.
(5) Previously filed as an exhibit to our report on Form 10-QSB (Commission File Number: 000-29523) filed with the Commission on November 16, 2006.
(6)  Previously  filed as an exhibit to our report on Form 8-K (Commission  File
     Number: 000-29523) filed with the Commission on February 6, 2007.
(7)  Previously filed as exhibits to our report on Form 10-KSB  (Commission File
     Number: 000-29523) filed with the Commission on March 31, 2009.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                        China Pharma Holdings, Inc.

Dated: March 11, 2009           By: /s/ Zhilin Li
       --------------           -------------------------------
                                Zhilin Li,
                                Director, Chief Executive Officer, and President


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: March 11, 2009           By: /s/ Zhilin Li
       --------------           -------------------------------
                                Zhilin Li,
                                Director, Chief Executive Officer, and President

Dated: March 11, 2009           By: /s/ Xinhua Wu
       --------------           -------------------------------
                                Xinhua Wu
                                Director and Chief Financial Officer,
                                Principal Accounting officer

Dated: March 11, 2009           By: /s/ Gene Michael Bennett
       --------------           -------------------------------
                                Gene Michael Bennett,
                                Director

Dated: March 11, 2009           By: /s/ Yingwen Zhang
      ---------------           -------------------------------
                                Yingwen Zhang,
                                Director

Dated: March 11, 2009           By: /s/ Baowen Dong
      ---------------           -------------------------------
                                Baowen Dong,
                                Director