Form 10-Q/A
period 2008-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-03-12
CIK 1106644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No.1)

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                  For the Quarterly Period Ended March 31, 2008

[.] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

              For the Transition Period from _________ to _________

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)

                 Delaware                                     73-1564807
(State or other jurisdiction of incorporation )              (IRS Employer
              or organization                              Identification No.)

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

EXPLANATORY NOTE

     The registrant filed a Form 10-QSB on April 30, 2008.The registrant is filing this Form 10Q/A as an amendment to Form 10-QSB with the SEC: 1) to add an
Item 3 Quantitative and Qualitative Disclosures About Market Risks; and 2) to amend Item 3 of the Form 10QSB (Item 4 of this Form 10Q/A) Controls and Procedures as it relates to disclosure controls and internal control procedures of the report.

     In addition,  we are also  including a  currently-dated  Sarbanes Oxley Act
Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1, 31.2, 32.1and 32.2.

     Except as set forth below, this Form 10-Q/A does not modify, amend or update in any way any other items or disclosure in the Form 10-QSB. This Form 10-Q/A continues to speak as of the date of the original Form 10-QSB and other than as specifically reflected in the Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-QSB.


                          PART I FINANCIAL INFORMATION

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Renminbi to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 Renminbi per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2008 the exchange rate was 7.0190 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in the People's Republic of China's government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market.

There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i)our income and profit are mainly denominated in Renminbi, and (ii)the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Item 4 - Controls and Procedures

Disclosure controls and procedures are designed to ensure that financial information is accumulated and communicated to management, including the Company's CEO and CFO in a timely manner and then processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's internal controls over disclosure and reporting procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, CEO and CFO. The Company has taken steps to improve our internal controls over recording and reporting which were disclosed as a material weakness in Item 8A "Controls and Procedures" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the "2007 Form 10-KSB).

As part of this correction process, we recruited three independent directors and formed an Audit Committee in February 2008 to supervise the implementation of an Internal Audit Department and to oversee the financial reporting of the Company including direct communication with our independent auditors. We trained our accounting personnel in the application of U.S. GAAP commensurate with our financial reporting requirements. There have been other changes in the Company's internal controls subsequent to our assessment to improve internal controls as indicated in the 2007 Form 10-KSB.

However, due to the recent introduction of the Audit Committee and the internal audit function, we concluded that even though we have taken remedial measures, the internal control over financial reporting was not effective as of the March 31, 2008.

                           PART II. OTHER INFORMATION


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



China Pharma Holdings, Inc.

Dated: March 11, 2009                               By:  /s/ Zhilin Li
                                                    ------------------
                                                    Zhilin Li
                                                    Chief Executive Officer,
                                                    President and Director


Dated: March 11, 2009                              By:  /s/ Xinhua Wu
                                                   ------------------
                                                   Xinhua Wu
                                                   Chief Financial Officer,
                                                   and Director