Form 10-Q/A
period 2008-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2009-03-12
CIK 1106644

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

EXPLANATORY NOTE

      The registrant filed a Form 10-QSB on August 5, 2008. The registrant is filing this Form 10Q/A as an amendment to Form 10-QSB with the SEC: 1) to add an
Item 3 - Quantitative and Qualitative Disclosures About Market Risks; and 2) to amend Item 3 of the Form 10QSB (Item 4 of this Form 10Q/A) Controls and Procedures as it relates to disclosure controls and internal control procedures of the report.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Renminbi to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 Renminbi per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of June 30, 2008 the exchange rate was 6.8591 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in the People's Republic of China's government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and
(ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

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

As part of this correction process, we recruited three independent directors and formed an Audit Committee in February 2008 to supervise the implementation of an Internal Audit Department and to oversee the financial reporting of the Company including direct communication with our independent auditors. The code of business conduct and ethics was adopted by the board of directors on July 8, 2008. The code was attached to Form S-1 filed on July 11, 2008 as exhibit 14.1. We trained our accounting personnel in the application of U.S. GAAP commensurate with our financial reporting requirements. There have been other changes in the Company's internal controls subsequent to our assessment to improve internal controls as indicated in the 2007 Form 10-KSB.

However, due to the recent introduction of the Audit Committee and the internal audit function, we have not adequately documented our evaluation on the effectiveness of the function of the Audit Committee and the Internal Audit function. Therefore, we concluded that even though we have taken remedial measures, the internal control over financial reporting was not effective as of the June 30, 2008.


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