Form 10-Q/A
period 2008-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2009-03-12
CIK 1106644

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

                        Commission file number: 000-29523

                           China Pharma Holdings, Inc.
             (Exact name of registrant as specified on its charter)


                 Delaware                                        73-1564807
(State or other jurisdiction of incorporation                  (IRS Employer
               or organization)                             Identification No.)

 2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China        570216
      (Address of principle executive offices)                       (Zip Code)

                            0086-898-66811730 (China)
              (Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

      The registrant filed a Form 10-Q on November 6, 2008. The registrant is filing this Amendment No. 1 to Form 10-Q with the SEC to amend the following:
Item 4. Controls and Procedures as it relates to disclosure controls and internal control procedures of the report.

      In addition,  we are also including a  currently-dated  Sarbanes Oxley Act
Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1, 31.2, 32.1and 32.2.

      Except as set forth below, this Form 10-Q/A does not modify, amend or update in any way any other items or disclosure in the Form 10-Q. This Form 10-Q/A continues to speak as of the date of the original Form 10-Q and other than as specifically reflected in the Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q.


                          PART I FINANCIAL INFORMATION


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

The Audit Committee and our internal audit function are functioning. As of the date of this evaluation and based upon the evaluation of our chief executive officer and chief financial officer, the management has concluded that our internal controls over recording and reporting financial information were effective.

                           PART II. OTHER INFORMATION


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



China Pharma Holdings, Inc.

Dated: March 11, 2009                            By:  /s/ Zhilin Li
                                                 Zhilin Li
                                                 Chief Executive Officer,
                                                 President and Director


Dated: March 11, 2009                            By:  /s/ Xinhua Wu
                                                 Xinhua Wu
                                                 Chief Financial Officer,
                                                 and Director