Form 10-K
period 2008-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-03-17
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 000-29523

China Pharma Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	73-1564807
(State or other jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China 570216
(Address of principal executive offices, including Zip Code)

0086-898-66811730 (China)
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value

--------------------------------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer's revenue for the fiscal year ended December 31, 2008 was $50,968,660.

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed  fiscal year was 16,393,149 and $33,380,340, respectively. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purpose.

As of March 12, 2009 there were 42,278,938 shares of Common Stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE: None.

China Pharma Holdings, Inc.

PART I

Certain statements in this Form 10-K constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K, including those set forth under "Risk Factors".

Item 1. Business

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

Effective August 11, 2004, the Company entered into a Stock Exchange Agreement with Hou Xiao, the sole stockholder of China ESCO Holdings Limited (“China ESCO”), a company organized in the Hong Kong Special Administration Region in the People’s Republic of China (the “PRC”) and its wholly owned operating subsidiary, AsiaNet PE Systems Limited. China ESCO was engaged in the development and manufacturing of electrical energy saving systems and products in the PRC.

The consummation of the transaction with China ESCO was subject to a number of conditions, including receipt by us of financial statements of China ESCO as required under applicable regulations, and satisfaction of all applicable regulatory requirements. In January 2005, we declared China ESCO to be in material breach of the agreement and rescinded the agreement.

Effective February 8, 2005, we executed a Letter of Intent with Osage Energy Company, LLC (“Osage”) whereby Osage would acquire 90% of the equity interests of the Company. This transaction was never consummated by the parties. The Company had no operations or significant assets from the quarter ended December 31, 2004 until May 2005.

On May 11, 2005, we sold to Halter Financial Group, Inc., in a private placement, 1,875,045 shares of common stock at a purchase price of $0.1066641 per share, pursuant to the terms of a Stock Purchase Agreement (the “Purchase Agreement”). The private placement was exempt from the registration requirements of the Securities Act, in reliance upon Section 4(2) thereunder. As a result of the purchase, Halter Financial Group, Inc. became our controlling stockholder, owning approximately 75% of our issued and outstanding shares of common stock.

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

On October 19, 2005 we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Onny Investment Limited, a British Virgin Islands company, and its original stockholders pursuant to which we acquired all of the issued and outstanding shares of Onny from said stockholders in exchange for 27,499,940 shares of our common stock. Upon the closing of the exchange transaction (the “Exchange Transaction”), Onny became the wholly owned subsidiary of our Company. The Exchange Agreement also provides that, upon the effectiveness of an amendment to the Company’s Certificate of Incorporation to increase its authorized capital stock, the Company shall issue to Heung Mei Tsui, the principal stockholder of Onny, an additional 4,723,056 shares of common stock (the “Post Closing Shares”) to which she would otherwise have been entitled if the Company had enough authorized shares as of the closing of the Exchange Transaction.

Immediately prior to the closing of the Exchange Transaction, Onny completed a private placement (the “Onny Offering”) of its convertible preferred stock to 46 accredited investors. The Onny Offering raised gross proceeds of $5,000,000. Additionally, immediately prior to the Exchange Transaction, participants in the Onny Offering exchanged their preferred shares for an aggregate of 10,000 shares of Onny’s common stock. Participants in the Onny Offering then participated in the Exchange Transaction by exchanging such 10,000 shares of common stock for 6,944,619 shares of our common stock.

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

On July 24, 2006, Zhilin Li, Heung Mei Tsui and the Company entered into that certain Stock Transfer Agreement, as amended on November 24, 2006, pursuant to which Heung Mei Tsui transferred 10,000,000 shares of her personal holdings of the Company’s common stock to Zhilin Li in exchange for a sublicense to a patent held by a third party, which is licensed to Ms. Li. After the aforementioned stock transfer, Ms. Tsui holds 15,278,385 shares or 44.0% of the total outstanding shares of our common stock. Ms. Li holds 10,000,000 shares or 28.8% of the total outstanding shares of our common stock.

On February 1, 2007, we completed an offering pursuant to a Subscription and Registration Rights Agreement (“Agreement”) with 17 accredited investors in connection with a private placement of 2,505,882 shares of the Company's common stock at $1.7 per share (“2007 Private Placement”). Pursuant to the Agreement, the Investors also received three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock at $2.38 per share. Pursuant to the transaction on February 1, 2007, we received the subscription proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $ 462,717, amounted to $3,797,183. In December 2007, the Company received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining warrants issued in conjunction with the offering to buy 1,202,941 shares of common stock have not been exercised at December 31, 2007 or 2008.

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

In May 2008, the Company completed an offering of units priced at $2.00 per unit consisting of one share of the Company’s common stock and a warrant to purchase one-quarter of a share of the Company’s common stock with an exercise price of $2.80 per share (“2008 Private Placement”). The Company issued an aggregate of 5,000,000 shares of common stock and issued three-year warrants to purchase an aggregate of 1,250,000 shares of Company's common stock to 17 accredited investors. We received the subscription proceeds in the aggregate amount of $10,000,000. The net proceeds, after deduction of related offering expenses of $ 731,061.70, amounted to $ 9,268,938.30. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share.

On June 24, 2008, the Company issued to FirsTrust Group, Inc. three-year warrants to purchase 75,000 shares of the Company’s common stock at $2.80 per share and three-year warrants to purchase 75,000 shares of the Company’s common stock at $3.60 per share. The Company issued the above warrants as equity compensation under the Consulting Agreement and the Supplementary Agreement entered into between the Company and FirsTrust China Ltd. (the wholly-owned subsidiary of FirsTrust Group, Inc.).

On the same date, the Company issued to Hayden Communications International, Inc. three-year warrants to purchase 25,000 shares of the Company’s common stock at $3.00 per share and three-year warrants to purchase 25,000 shares of the Company’s common stock at $3.50 per share. The Company issued the above warrants as equity compensation under the Investor Relations Consulting Agreement entered into between the Company and Hayden Communications International, Inc.

On December 24, 2008, the Company issued to Hayden Communications International, Inc. three-year warrants to purchase 8,333 shares of the Company's common stock at $3.0 per share and three-year warrants to purchase 8,333 shares of the Company's common stock at $3.5 per share. The Company issued these warrants as part of the equity compensation under the Investor Relations Consulting Agreement, which was terminated by the Company in August 2008.

Onny

Onny Investment Limited (“Onny”) was incorporated on January 12, 2005 under the laws of the British Virgin Islands. At the time of its incorporation, Onny’s authorized capital was $50,000 and there were 50,000 shares of one class and one series of capital stock, $1.00 par value, issued and outstanding. Heung Mei Tsui was, at the time of incorporation, the sole stockholder and director of Onny. On August 18, 2005, Onny increased its authorized capital to $5,000,000 divided into 40,000 ordinary shares of capital stock, $100.00 par value, and 10,000 preferred shares, $100.00 par value. As of the date of this Form 10-K, there are 39,700 ordinary shares issued and outstanding, all of which are held by the Company. No preferred shares of Onny are currently issued and outstanding.

On May 25, 2005, Onny acquired all the equity interests in Hainan Helpson Medical & Biotechnology Co., Ltd. in exchange for the assumption of obligations to make cash payments to the Helpson shareholders in the form of common stock dividends from Helpson of $4,154,041, the assumption of $4,646,409 of other liabilities and the issuance of non-interest bearing promissory notes totaling $3,413,265 payable three months after Helpson obtains a business license in the PRC as a wholly foreign owned entity. Effective as of June 21, 2005, Onny became the sole stockholder of Helpson, and Helpson became a wholly foreign-owned enterprise as defined by PRC law.

On October 19, 2005, Onny completed the Onny Offering. Under the terms of the Onny Offering, Heung Mei Tsui agreed to escrow 6,944,611 shares of the Company’s common stock that she received as a result of the Exchange Transaction. These shares represent 20% of the Company’s issued and outstanding common stock immediately following the closing of the Exchange Transaction (the “Make Good Shares”), so that in the event that actual net income set forth in the consolidated financial statements of the Company for the fiscal year ending December 31, 2006 (“NI”) does not reflect $8 million of net income (the “Guaranteed NI”), the Make Good Shares can be distributed on a pro rata basis to the participants of the Onny Offering in accordance with the following formula:

Make Good Shares = ((Guaranteed NI - NI) / $8m) X Make Good Pool

If required, the Make Good Shares will be delivered to participants in the Onny Offering within ten (10) business days of the date the audit report for the period is filed with the SEC.

Additionally, in connection with the Onny Offering, Heung Mei Tsui escrowed 277,785 shares of the Company’s common stock that she received as a result of the Exchange Transaction, which shares represent 0.8% of the Company’s issued and outstanding common stock immediately following the closing of the Exchange Transaction (the “HFG Make Good Pool”), so that in the event the Company does not achieve the Guaranteed NI, the HFG Make Good Shares will be distributed to HFG International, Limited, an affiliate of Halter Financial Group, Inc., in accordance with the following formula:

HFG Make Good Shares = ((Guaranteed NI - NI) / $8m) X HFG Make Good Pool

If required, the HFG Make Good Shares will be delivered within ten (10) business days of the date the audit report for the period is filed with the SEC.

According to the audited consolidated financial statement of the Company for the fiscal year ending December 31, 2006, the net income was $8,587,086 which is more than the Guaranteed NI. Therefore, 7,222,396 shares of the Company’s common stock which was escrowed shall be reverted back to Heung Mei Tsui. As of the date of this report, Heung Mei Tsui holds 10,812,651 shares or 25.57% of the total outstanding shares of our common stock.

Helpson

Hainan Helpson Medical & Biotechnology Co., Ltd. (“Helpson”) is a foreign-invested enterprise established in Haikou, Hainan Province, PRC on February 25, 1993. Initially, its name was Hainan Fulin Biomedical Co., Ltd., which was changed to “Helpson” in 1999. The company was originally an “equity joint venture” as defined by China’s laws on foreign invested enterprises. The two joint venturers were Haikou Biomedical Engineering Co., Ltd. (“Haikou Biomedical”), a PRC company, and Hong Kong Fudao Development Co., Ltd. (“Fudao”), a Hong Kong company. Haikou Biomedical invested RMB 2,100,000 for a 70% share of Helpson, and Fudao invested $150,000 for a 30% share of Helpson.

On June 16, 2001, Fudao entered into an Equity Interest Transfer Agreement with Hainan Kaidi Science and Technology Co., Ltd., a PRC company (“Kaidi”). In accordance with the Equity Interest Transfer Agreement, Fudao transferred all of its 30% capital contribution in Helpson to Kaidi in consideration of RMB 2,780,000. As a result of the transfer, Haikou Biomedical continued to hold a 70% equity interest in Helpson, while Kaidi had a 30% equity interest in Helpson. Therefore, Helpson became a PRC domestic company, rather than a foreign-invested company.

Effective on December 26, 2003, Helpson issued new capital stock to Chengdu Huineng Biomedical Co., Ltd. (“Chengdu Bio”) and Chongqing Chemical Medicine Holding Group (“Chongqing Chemical”). Chengdu Bio contributed RMB 3,000,000 for a 10.71% equity interest in Helpson and an additional RMB 3,000,000 for Helpson’s capital common reserve fund, and Chongqing Chemical contributed RMB 5,000,000 for a 17.86% equity interest in Helpson and an additional RMB 5,000,000 for Helpson’s capital common reserve fund. After the issuance of shares, Helpson had four equity holders: Haikou Biomedical, holding 50% equity interest; Kaidi, holding 21.43% equity interest; Chengdu Bio, holding 10.71% equity interest; and Chongqing Chemical, holding 17.86% equity interest.

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

Upon the closing of the Exchange Transaction on October 19, 2005, we acquired all of the issued and outstanding shares of Onny in exchange for 27,499,940 shares of our common stock and became Onny’s sole stockholder. As a result, as of October 19, 2005, Helpson became our wholly owned subsidiary.

As of July 4, 2006, Helpson increased its registered capital from RMB 28,000,000 to RMB 60,000,000 and changed its registered address from Unit 8, D Area, Office Hall, Haikou Bonded Zone, Haikou, Hainan Province, China to C09-2, Haikou Bonded Zone, Haikou, Hainan Province, PRC.

Helpson positions itself as a specialty pharmaceutical company with rapidly growing profit that develops, manufactures, and markets treatments for a wide range of high incidence and high mortality conditions in China, including cardio and cerebrovascular diseases, Central Nervous System (CNS) disease, infectious disease, and hepatitis. The Company's cost-effective, high margin business model is driven by market demand and supported by 8 scalable GMP-certified production lines covering the major dosage forms. In addition, the Company has a broad and expanding distribution network across 30 Chinese provinces, municipalities and autonomous regions and possesses a strong R&D platform from numerous well-established collaborations with prestigious universities.

Principal Products and Services

Helpson's primary business is the manufacturing, marketing and sales of pharmaceuticals and nutritional supplements. Helpson manufactures and markets products in three major categories: biochemical products, health products and cosmetics.

At present, Helpson is manufacturing or ready to manufacture a total of 18 kinds of pharmaceutical products. We received new medicine certifications for the following six kinds of medicines:

Naproxen Sodium and Pseudophedrine Hydrochloride Sustained Release Tablets: to temporarily relieve cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.

Bumetanide for Injection: a diuretics drug used for the treatment of various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema and etc.), hypertension, and for the treatment and prevention of acute renal f ailure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.

Buflomedil Hydrochloride: used for the treatment of peripheral blood vessel diseases, including intermission claudication, renaud syndrome and blood vessel convulsion.

Cefaclor Dispersible T ablets: a cephalosporin antibiotic drug used for the treatment of tympanitis, lower respiratory tract infection, urinary tract infections (UTI) and skin/skin tissue infection.

Roxithromycin Dispersible Tablet: a macrolide antibiotic used for the treatment of pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacteria, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by Chlamydia trachomatis (CT); skin soft tissue infection caused by sensitive bacteria.

Clarithromycin Granules and Capsules: a macrolide antibiotic drug for the treatment of nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis (CT); and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.

Helpson is manufacturing the following medicines in addition to the medicines listed above:

Gastrodin Injection: used in case of the following symptoms: tiredness, loss of concentration, poor sleep, (the “declined spirit” syndrome), and for traumatic syndromes of the brain; vertigo; neuralgia; headaches etc.

Hepatocyte Growth-promoting Factor for Injection: used to treat serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis)

Propylgallate for Injection: used for preventing and treating cerebral thrombosis, coronary heart disease, and complication after the surgery-thrombus deep phlebitis, etc.

Ozagrel Sodium for Injection: used to treat acute thrombus brain infarction and brain sport obstacle infarction.

Alginic Sodium Diester Injection: used in ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism, coronary heart disease, etc.) and high lipoprotein blood disease.

Granisetron Hydrochloride Injection: indicated to reduce the symptom of nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.

Cerebroprotein Hydroloysate Injection: indicated for the treatment of memory decline and attention deficit disorder (ADD) caused by the sequela of craniocerebral trauma and cerebrovascular diseases.

Anhydroandrographolide: used for clearing away heat and detoxify, as an antibacterial and to diminish inflammation; used in upper respiratory infection, bacillary diarrhea.

Vitamin B6 for Injection: vitamin supplement.

Thymopolypetides Injection: used for treating various primary or recurring T cell defective diseases, autoimmune diseases, to assist in the treatment of diseases and tumors of various cells with reduced immunological function.

Cefalexin Capsules: suitable for acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis, bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections etc.

In addition, Helpson’s products include a Recombined Human Fibroblast Growth Factor (rhaFGF), which is used as a raw material for cosmetics and has the function of wound repairing, including damages caused by ultraviolate ray, acne, analeptic organized by the skin, or citric acid.

Helpson also possessed official documents on drug registration for Tiopronin Enteric-Coated Capsules and Compound Ammonium Glycyrrhetate S for Injection issued by China's State Food and Drug Administration on December 19, 2008 and June 6, 2008 respectively.

Due to the nature of the biotechnology and pharmaceutical industries, Helpson continually strives to change its product portfolio to respond to changes in market demand. Helpson also plans to expand its biotechnology product series. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Pusen OK, Buflomedil and Alginic Sodium Diester, Helpson has launched and will continue to launch a variety of biological medicine.

Helpson adjusts the delivery system and marketing for each of its products based on the product's target patient group. Maintaining a variety of delivery systems (e.g. tablet, injection, powder, etc.) targeting at different groups enhances Helpson's competitive position in the market. Helpson's present types of delivery include tablet, capsule, granule, injectable, dry powder,

Principal Markets

The principal markets of Helpson lie within China. With approximately one-fifth of the world’s population and a fast-growing gross domestic product, China presents significant potential for the pharmaceutical industry. According to the Freedonia Group, pharmaceutical demand in China reached RMB198.0 billion ($25.4 billion) in 2005, representing a growth of 12.1% annually since 2000. The Freedonia Group expects the total pharmaceutical expenditure in China to grow at 13.6% annually between 2005 and 2010. Such growth rate is significantly higher as compared to the rest of the world, where growth of the pharmaceutical industry is projected to be at a compound annual growth rate of 5.0% to 8.0% between 2004 and 2009 according to IMS Health. According to IMS forecasts, China will become the seventh largest pharmaceutical market in the world in 2009 and the second largest in 2020, with a market capacity of US$220 billion.

The growth is driven by increased income levels, overall improvement of life quality and the consumer’s desire for improved healthcare. In addition, the broader coverage of healthcare and the increasing aging population contribute to the increased demand for pharmaceutical products. Increased healthcare spending by the Chinese government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. The Chinese government’s increased spending on the rural market is another driving force of our future development.

Distribution

As of December 31, 2008, Helpson's products were sold in more than 30 provinces, municipalities and autonomous regions. Helpson has 16 sales offices, 110 sales personnels and approximately 1250 proxy agents throughout China.

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

Competition in the pharmaceutical industry is reduced by barriers to entry. A company wishing to enter into the industry must comply with the standards and regulations set forth by the government. In the PRC, the State Food and Drug Administration of China (the “SFDA”) is the authority that monitors and supervises the administration of the pharmaceutical industry including pharmaceutical products, medical appliances, and equipment. Pharmaceutical manufacturing enterprises must obtain a Pharmaceutical Manufacturing Enterprise Permit issued by the relevant pharmaceutical administrative authorities and relevant health departments at the provincial level where the enterprise is located. Furthermore, all pharmaceutical products produced in the PRC, with the exception of Chinese herbal medicines in soluble form, must bear a registered number approved by the appropriate governmental authorities in the PRC. Lastly, in accordance with the World Health Organization, the PRC now requires compliance with GMP standards in pharmaceutical production in order to minimize the risks involved in any pharmaceutical production that cannot be eliminated through testing final products. As the regulatory approval process becomes more stringent, it also increases the barriers to entering the market.

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

Intellectual Property

Helpson owns the following 17 registered trademarks: Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, an AFGF logo, an HPS logo, two HELPSON logos, as well as four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339 and No.3993785, No. 4074317, No.4074321 and No. 4315247.

Employees

As of December 31, 2008, Helpson had 196 regular employees and 17 temporary workers.  Helpson was also aided by the efforts of a 110 member outside sales and marketing team.

Item 1A. Risk Factors

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

ADVERSE ECONOMIC CONDITIONS MAY HARM OUR BUSINESS

In 2008, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. This global economic downturn poses a risk as consumers and businesses may postpone spending, or seek new ways to eliminate spending, in response to these uncertain and challenging economic conditions. In addition, there could be a number of follow-on effects including foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies. We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.

WE RELY ON A FEW SUPPLIERS AND ANY DISRUPTION WITH OUR SUPPLIERS COULD DELAY PRODUCT SHIPMENTS AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND PROFITABILITY

We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. Purchases from our three largest suppliers, Hainan Xinxin Biotechnology Co., Ltd., Anhui Fuyang Xinte Pharmaceutical Company and Sichuan Chengxin Pharmaceutical Company as of December 31, 2008, accounted for approximately 27.15%, 25.84% and 19.48% respectively of the total purchases of Helpson. Although we believe that alternative suppliers are available to supply materials, should either of these suppliers terminate their business arrangements with us or increase their prices of materials supplied, it could delay product shipments and materially adversely affect our business operations and profitability.

IF ALL OR A SIGNIFICANT PORTION OF OUR TRADE RECIEVABLES ARE NOT COLLECTED OR COLLECTION IS DELAYED, OUR NET INCOME WILL DECREASE AND OUR PROFITABILITY WILL BE MATERIALLY ADVERSELY AFFECTED

Our Company had trade receivables, net of allowance for doubtful accounts, of approximately $18,572,976 ($2,440,852 for doubtful accounts) and $36,008,095 ($4,474,175 for doubtful accounts) as of December 31, 2007 and 2008, respectively.

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

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OUR OPERATIONS

The rapid market growth of our pharmaceutical products may require our Company to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2008, we had 196 regular employees. The continued future growth will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on the Company’s profitability.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FIANANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company’s success is, to a certain extent, attributable to the management, sales and marketing, and pharmaceutical factory operational expertise of key personnel. Zhilin Li, Heqi Cai, and Yao Huang perform key functions in the operation of our Company. Ms. Li entered into an Employment Agreement with Helpson, which provides that she shall act as its CEO. The term of her Employment Agreement is from July 1, 2005, to June 30, 2010. Mr. Cai entered into an Employment Agreement with Helpson to act as its Director of Development Department for a term from July 1, 2005, to June 30, 2010. Ms. Huang entered into an Employment Agreement with

Helpson to act as its Head of Pharmaceutical Plant for a term from July 1, 2005, to June 30, 2010. There can be no assurance that we will be able to retain these officers after the term of their employment or after their contracts expire. The loss of officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled, experienced management and other key personnel. We cannot assure that we will be able to hire or retain such employees.

IF WE FAIL TO DEVELOP NEW PRODUCTS WITH HIGH PROFIT MARGINS AND OUR HIGH PROFIT MARGIN PRODUCTS ARE REPLACED BY COMPETITOR’S PRODUCTS, THEN OUR GROSS AND NET PROFIT MARGINS WILL BE ADVERSELY AFFECTED

In the years ended December 31, 2007 and 2008, our gross profit margin was 46.91% and 49.62% respectively. The gross profit increased approximately $9.72 million or 62.46% from 2007 to 2008. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, gross profit margins will be adversely affected.

WE FACE COMPETITION IN THE PHARMACEUTICAL MARKET IN THE PRC AND SUCH COMPETITION COULD CAUSE OUR SALES REVENUE AND PROFITS TO DECLINE

According to the State Food and Drug Administration of China (the “SFDA”), there were approximately 5,071 pharmaceutical manufacturing companies in the PRC as of the end of June 2004, of which approximately 3,237 manufacturers obtained certificates of Good Manufacturing Practices Certification (“GMP certification”). After GMP certification became a mandatory requirement on July 1, 2004, approximately 1,834 pharmaceutical manufacturers were forced to cease production. Only the 3,237 pharmaceutical manufacturers with GMP certifications may continue their manufacturing operations. As of the end of 2006, there are 4682 enterprises manufacturing medicines and formulation in China. The certificates, permits, and licenses required for pharmaceutical operation in the PRC create a potentially significant barrier for new competitors seeking entrance into the market. Despite these obstacles, we face competitors that will attempt to create, or are already marketing, products in the PRC that are similar to ours. There can be no assurance that our products will be either more effective in their therapeutic abilities and/or be able to compete in price with that of our competitors. Failure to do either of these may result in decreased profits for our Company.

OUR SUCCESS IS HIGHLY DEPENDENT ON CONTINUALLY DEVELOPING NEW AND ADVANCED PRODUCTS, TECHNOLOGIES, AND PROCESSES AND FAILURE TO DO SO MAY CAUSE US TO LOSE OUR COMPETITIVENESS IN THE PHARMACEUTICAL INDUSTRY AND MAY CAUSE OUR PROFITS TO DECLINE

To remain competitive in the pharmaceutical industry, it is important to continually develop new and advanced products, technologies and processes. There is no assurance that our competitors’ new products, technologies and processes will not render our Company’s existing products obsolete or non-competitive. Our Company’s competitiveness in the pharmaceutical market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. Our Company’s failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the pharmaceutical industry and may cause our profits to decline.

THE COMMERCIAL SUCCESS OF OUR PRODUCTS DEPENDS UPON THE DEGREE OF MARKET ACCEPTANCE AMONG THE MEDICAL COMMUNITY AND FAILURE TO ATTAIN MARKET ACCEPTANCE AMONG THE MEDICAL COMMUNICTY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATIONS AND PROFITABILITY

The commercial success of our products depends upon the degree of market acceptance among the medical community. Even if our products are approved by the SFDA, there is no assurance that physicians will prescribe or recommend our products to patients. Furthermore, a product’s prevalence and use at hospitals may be contingent upon our relationship with the medical community. The acceptance of our products among the medical community may depend upon several factors including, but not limited to, the product’s acceptance by physicians and patients as a safe and effective treatment, cost effectiveness, potential advantages over alternative treatments, and the prevalence and severity of side effects. Failure to attain market acceptance among the medical community may have an adverse impact on our operations and profitability.

THE DISCONTINUATION OF ANY PREFERENTIAL TAX TREATMENTS OR OTHER INCENTIVES CURRENTLY AVAILABLE TO US IN THE PRC COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to the original Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises and its implementation rules, a foreign invested enterprise as defined under PRC laws shall pay 30% corporate income tax and 3% local income tax; an enterprise with foreign investment of a production nature scheduled to operate for a period of not less than ten years shall, from the year of making profits, be exempt from enterprise income tax in the first and second years and allowed a fifty percent reduction in the third to fifth years. Pursuant to the State Council’s Regulations on Encouraging Investment in and Development of Hainan Island promulgated in May, 1988, the corporate income tax for all companies incorporated in Hainan Province is reduced to 15%. Pursuant to the Regulations on Foreign Investment in Hainan Special Economic Zone promulgated by Hainan Province in March, 1991 (the “Regulation on Foreign Investment”), all foreign invested enterprises incorporated in Hainan Province are exempt from the local income tax.

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

However, on March 16, 2007, China’s national congress approved the Enterprise Income Tax Law of the PRC (“New Income Tax Law”), which takes effect from January 1, 2008. The New Income Tax Law unifies the enterprise income tax rate, cost deduction and tax incentive policies for both domestic and foreign invested enterprises. Under the New Income Tax Law, enterprises that were established and already enjoyed preferential tax rates or tax holidays before March 16, 2007 will (i) in case of preferential tax rates, gradually increase to 25% rate for a period of 5 years, (ii) in case of tax holidays continue to enjoy them until the expiration of such term.

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

WE MAY BE SUBJECT TO THE PRC’S PRICE CONTROL OF DRUGS WHICH MAY LIMIT OUR PROFITABILITY AND EVEN CAUSE US TO STOP MANUFACTURING CERTAIN PRODUCTS

The State Development and Reform Commission (“SDRC”) of the PRC and the price administration bureaus of the relevant provinces of the PRC in which the pharmaceutical products are manufactured are responsible for the retail price control over our pharmaceutical products. The SDRC sets the price ceilings for certain pharmaceutical products in the PRC. Although our products have not been subject to such price controls as of the date of this Form 10-K, there is no assurance that our products will remain unaffected by it. Where our products are subject to a price ceiling, we will need to adjust the product price to meet the requirement and to accommodate for the pricing of competitors in the competition for market shares. The price ceilings set by the SDRC may limit our profitability, and in some instances, such as where the price ceiling is below production costs, may cause us to stop manufacturing certain products which may adversely affect our results of operations.

OUR CERTIFICATES, PERMITS, AND LICENSES ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL, AND THE FAILURE TO OBTAIN RENEWAL WOULD CAUSE ALL OR PART OF OUR OPERATIONS TO BE SUSPENDED AND HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

Our Company is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Our Company has attained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in December 2005, which is valid through December 31, 2010. We also possess six GMP certificates which are effective through December 2, 2009, February 2, 2010, May 19, 2010, April 17, 2011, May 7, 2013 and August 10, 2013 respectively. The pharmaceutical production permits and GMP certificates are each valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

IF OUR PRODUCTS FAIL TO RECEIVE REGULATORY APPROVAL OR ARE SEVERELY LIMITED IN THE PRODUCTS SCOPE OF USE, THEN WE MAY BE UNABLE TO RECOUP CONSIDERABLE RESEARCH AND DEVELOPMENT EXPENDITURES ALREADY INCURRED

Our products that are approved to be manufactured as of December 31, 2008 include 18 medicines. There are 9 products in the stage of research and development as of December 31, 2008. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

OUR RESEARCH AND DEVELOPMENT MAY BE COSTLY AND/OR UNTIMELY, AND THERE ARE NO ASSURANCES THAT OUR RESEARCH AND DEVELOPMENT WILL EITHER BE SUCCESSFUL OR COMPLETED WITHIN THE ANTICIPATED TIMEFRAME, IF EVER AT ALL

The research and development of our new and existing products and their subsequent commercialization plays an important role in our success. As of December 31, 2008, there are 9 products under research and development. The research and development of new products is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all. There are also no assurances that if the product is developed, that it will lead to successful commercialization.

WE CANNOT GUARANTEE THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS, AND IF INFRINGEMENT OR COUNTERFEITING OF OUR INTELLECTUAL PROPERTY RIGHTS OCCURS, THEN OUR REPUTATION AND BUSINESS MAY BE ADVERSELY AFFECTED

To protect the brand names of our products, we have registered and applied for registration of our trademarks in the PRC, where we have a major business presence.

All of our products are sold under these trademarks. As of the date of this Form 10-K, we have not experienced any infringements of such trademarks for sales of pharmaceutical products, and as of the date of this Form 10-K, we were not aware of any infringement of our intellectual property rights. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to protect our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

Helpson cooperates with several research institutions including China Pharmaceutical University, Institute of Basic Medical Sciences of the Academy of Military Medical Science, the Chongqing Pharmaceutical Research Institute and Sichuan University. Helpson relies to a certain extent on these institutions for its development of new products. There is no assurance that these institutions will continue cooperating with Helpson to develop new products. In the event that these institutions cease to cooperate with Helpson and Helpson cannot find other suitable substitute research and development partners, our ability to develop new products may be hindered and our business may be adversely affected.

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

The practical effect of the PRC legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full benefit of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices which may not be consistent with the U.S. Generally Accepted Accounting Principles. PRC accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the account books of a foreign invested e nterprise be maintained in accordance with PRC accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign- owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. If a foreign-invested enterprise refuses to keep account books in China, the financial and tax authorities may impose a fine on it, and the industry and commerce administration authority may order it to suspend operations or may revoke its business license.

Second, while the enforcement of substantive rights may be less clear than United States procedures, foreign invested e nterprises and wholly foreign- owned enterprises are PRC registered companies which enjoy the same status as other PRC registered companies in business-to-business dispute resolutions. The PRC legal infrastructure, however, is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of a foreign invested e nterprise.

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

Over the last few years, China’s economy has registered high growth rates. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of some of its customers, and limited recentralization of the approval process for purchases of certain foreign products. These austere measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The PRC government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

There can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the PRC government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN THE PRC BASED ON U.S. OR OTHER FOREIGN LAWS AGAINST THE COMPANY OR OUR MANAGEMENT

Helpson, our operating company, is incorporated under the laws of the PRC, and substantially all of our assets are located in the PRC. In addition, many of our directors, managers, and executive officers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain of our directors, supervisors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by PRC law and Helpson’s articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may impose civil liability, including monetary damages.

BECAUSE WE RECEIVE SUBSTANTIALLY ALL OF OUR REVENUE IN RENMINBI, WHICH CURRENTLY IS NOT A FREELY CONVERTIBLE CURRENCY, AND THE PRC GOVERNMENT CONTROLS THE CURRENCY CONVERSION AND THE FLUCTUATION OF THE RENMINBI, WE ARE SUBJECT TO CHANGES IN THE PRCS’ POLITICAL AND ECONOMIC DECISIONS

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

A renewed outbreak of SARS or other widespread public health problems in China, where all of our revenue is derived, and in Hainan, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

•	quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;
•	the sickness or death of key officers and employees; and
•	general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

WE ARE SUBJECT TO THE ENVIRONMENTAL PROTECTION LAWS OF THE PRC

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. The temporary waste disposal permit will expire on September 28, 2009. We are responsible for the renewal of the waste disposal permit. There is no assurance that we will obtain the renewal of the waste disposal permit when the current permit expires.

China is experiencing substantial problems with environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY LIMIT OUR ABILITY TO ACQUIRE PRC COMPANIES AND ADVERSELY AFFECT THE IMPLEMENTATION OF OUR STRATEGY AS WELL AS OUR BUSINESS AND PROSPECTS

The PRC State Administration of Foreign Exchange or SAFE issued a pubic notice in October 2005 (“Decree No. 75”), requiring PRC residents and PRC corporate entities to register with and obtain approvals from competent local SAFE branch in connection with their direct or indirect offshore investment activities.

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

In addition, SAFE issued updated internal implementing rules (“Implementing Rules”) in relation to Decree No. 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. For an offshore special purpose company which was established and owned the onshore assets or equity interests before the implementation date of the Decree No. 75, a retroactive SAFE registration requirement is repeated.

Due to the lack of official interpretation, some of the terms and provisions of the Decree No. 75 and the Implementing Rules remain unclear, and the implementation of the Decree No. 75 by central SAFE and local SAFE branches has been inconsistent since its adoption. Therefore, we cannot predict how Decree No. 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the Decree No. 75 by our PRC resident shareholders. In addition, such PRC residents may not always be able to complete registration procedures required by the Decree No. 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident shareholders or future PRC resident shareholders to comply with the Decree No. 75, if SAFE requires it, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, six PRC regulatory agencies, including the Chinese Securities Regulatory Commission, or CSRC, promulgated a regulation (the “M&A Regulation”) which became effective on September 8, 2006. This regulation, among other things, has some provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals shall obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including the New M&A Rule. Accordingly, the Company cannot assure you that PRC government authorities will not ultimately take a view contrary to the Company’s understanding that it does not need the CSRC approval, and PRC government authorities may impose some additional approvals and requirements. Therefore, we cannot predict how the M&A Regulation will affect our business operations or future strategy. If the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stocks.

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

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui holds 25.57% and Zhilin Li holds 23.65% of the Company’s common stock, respectively, as of the date of this Form 10-K. As a result, these two stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

WE ARE LIKELY TO REMAIN SUBJECT TO “PENNY STOCK” REGULATIONS AND AS A CONSEQUENCE THERE ARE ADDITIONAL SALES PRACTICE REQUIREMENTS AND ADDITIONAL WARNINGS ISSUED BY THE SEC

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules of the SEC. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder’s ability to resell the common stock.

There can be no assurance that our common stock will qualify for exemption from the “penny stock” rules. In any event, even if our common stock is exempt from such rules, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a “penny stock” if the SEC finds that such a restriction would be in the public interest.

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

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

COMPLIANCE WITH THE SARBANES-OXLEY ACT COULD COST HUNDREDS OF THOUSANDS OF DOLLARS, REQUIRE ADDITIONAL PERSONNEL AND REQUIRE HUNDREDS OF MAN HOURS OF EFFORT, AND THERE CAN BE NO ASSURANCE THAT WE WILL HAVE THE PERSONNEL, FINANCIAL RESOURCES OR EXPERTISE TO COMPLY WITH THESE REGULATIONS

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A of this Annual Report on Form 10-K. Our management has identified significant deficiencies in our internal control over financial reporting as of December 31, 2008. Our management concluded that none of the internal control deficiencies is identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 to contain a material misstatement. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act. In the event we identify material weaknesses in our internal controls, or we cannot remediate the existing significant deficiencies in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments

We currently have an unresolved comment letter from the Staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission. The comments focused on disclosure requirements of Form 10K and Form 10Q under the Regulation S-K and have no effect on financial data.  We have amended filings when required and responded to the letter and expect all comments to be resolved in the immediate future.

Item 2. Properties

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

In addition, Helpson rented the offices located at 2/F, Jiahai Building owned by Hainan Zhongfu Going-abroad Personnel Service Center ("Zhongfu") as its principal executive offices. The term of the lease is 10 years, from November 21, 2000 to November 20, 2010. The rent from November 21, 2000 to November 20, 2005 is RMB3,600 per month. The rent from November 21, 2005 to November 20, 2010 may be adjusted within 5% of the original rent. Starting from July 21, 2006, the rent has been adjusted to RMB 3,780 per month.

Item 3. Legal Proceedings

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securites

Our common stock is traded on the OTCBB under the symbol "CPHI.OB". The following table sets forth the price representing the range of high and low closing sale prices for our common stock as reported during the fiscal years ended December 31, 2007 and 2008.

Quarter Ended	High	Low
2008
4th Quarter	$2.05	$1.10
3rd Quarter	$2.29	$1.42
2nd Quarter	$2.83	$1.84
1st Quarter	$3.09	$2.07

2007
4th Quarter	$4.17	$1.95
3rd Quarter	$1.80	$1.35
2nd Quarter	$2.17	$1.64
1st Quarter	$2.28	$1.60

As of March 12, 2009, the closing price of our common stock on the OTCBB was $1.20. As of March 12, 2009, the stockholders' list for our common stock showed 166 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

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

Recent Sales of Unregistered Securities

On February 1, 2007, we completed an offering pursuant to a Subscription and Registration Rights Agreement (“Agreement”) with 17 accredited investors in connection with a private placement of 2,505,882 shares of the Company's common stock at $1.7 per share (the “2007 Private Placement”). Pursuant to the Agreement, the investors also received three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock at $2.38 per share. In December 2007, the Company received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining warrants issued in conjunction with the offering to buy 1,202,941 shares of common stock have not been exercised at December 31, 2007 or 2008.

On May 30, 2008, the Company completed an offering of units priced at $2.00 per unit consisting of one share of the Company’s common stock and a warrant to purchase one-quarter of a share of the Company’s common stock with an exercise price of $2.80 per share (“2008 Private Placement”). The Company issued an aggregate of 5,000,000 shares of common stock and issued three-year warrants to purchase an aggregate of 1,250,000 shares of Company's common stock to 17 accredited investors. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share.

On June 24, 2008, the Company issued to FirsTrust Group, Inc. three-year warrants to purchase 75,000 shares of the Company’s common stock at $2.80 per share and three-year warrants to purchase 75,000 shares of the Company’s common stock at $3.60 per share. The Company issued the above warrants as equity compensation under the Consulting Agreement and the Supplementary Agreement entered into between the Company and FirsTrust China Ltd. (the wholly-owned subsidiary of FirsTrust Group, Inc.).

On the same date, the Company issued to Hayden Communications International, Inc. three-year warrants to purchase 25,000 shares of the Company’s common stock at $3.00 per share and three-year warrants to purchase 25,000 shares of the Company’s common stock at $3.50 per share. The Company issued the above warrants as equity compensation under the Investor Relations Consulting Agreement entered into between the Company and Hayden Communications International, Inc.

On December 24, 2008, the Company issued to Hayden Communications International, Inc. three-year warrants to purchase 8,333 shares of the Company's common stock at $3.0 per share and three-year warrants to purchase 8,333 shares of the Company's common stock at $3.5 per share. The Company issued these warrants as part of the equity compensation under the Investor Relations Consulting Agreement, which was terminated by the Company in August 2008.

Item 6. Selected Financial Data

This report does not include information described under Item 301 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with China Pharma Holdings, Inc.'s (“China Pharma” or “the Company) consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-K.

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

China Pharma Holdings, Inc. is a specialty pharmaceutical company with rapidly growing profit that develops, manufactures, and markets treatments for a wide range of high incidence and high mortality conditions in China, including cardio and cerebrovascular diseases, Central Nervous System (CNS) disease, infectious disease, and hepatitis. The Company's cost-effective, high margin business model is driven by market demand and supported by 8 scalable GMP-certified production lines covering the major dosage forms. In addition, the Company has a broad and expanding distribution network across 30 Chinese provinces, municipalities and autonomous regions and possesses a strong R&D platform from numerous well-established collaborations with prestigious universities. The Company is registered in Delaware, USA. Hainan Helpson Medical & Biotechnology Co., Ltd. (Helpson), located in Haikou City, Hainan Province, China, is a wholly owned subsidiary of China Pharma Holdings, Inc.

Strong Revenue Growth and High Margins - We have experienced a compounded, annual growth-rate of over 68% in sales of our therapeutics since 2003. For the year ended   December 31 2008, the company continued to show stable growth and excellent financial performance. For 2008, the company’s total revenue reached $50.97 million, an increase of 53.58% compared with $33.19 million of 2007. For 2008, the gross profit margin was 49.62% which is higher than 46.91% of 2007 and higher than the industry average of 34.2%. Net income for 2008 was $17.83 million, an increase of 39.11% on 12.82 million of 2007; excluding the effect of the increasing income tax, net income increased 54.4%.

Proven Record of Success - We have a proven track record of success. We are a profitable company with a low cost, high margin business model. We are seeing a rapid growth in sales with a constant growth in income, due to our focus on the largest segments of China's pharmaceutical market. We have eight different types of modern production lines with capacity to meet future demands, and our facilities received five-year Good Manufacturing Practices (GMP) re-Certification from the SFDA during 2008. We have a portfolio of over 30 specifications of drugs that focus on the treatment of: CNS, cardiovascular, cerebrovascular, infectious diseases and other therapeutic areas of high incidence in China. Among these two are market leaders: PuSenOK™, and Buflomedil hydrochloride for which we were awarded the "National Key New Product" by the Ministry of Science and Technology of the People’s Republic of China (PRC) with the State Administration of Taxation, Ministry of Commerce of the PRC, General Administration of Quality Supervision, Inspection and Quarantine of the PRC, and State Environmental Protection Administration of China. In addition, our growth strategy is supported by the needs of a dynamic pharmaceutical industry and should benefit from government reforms to increase the population covered by national medical insurance.

Clear Strategy for Growth – We are part of a rapidly growing industry, in which we are a leader in brand off-patent drugs with growing business. Directed by market needs, we combine our internal R&D with strategic alliances and co-operation, to promote new and improved products targeting China’s most prevalent diseases such as CNS disease, cardio-/cerebrovascular disease, digestive disease, and infectious disease. In addition, we produce products in a variety of forms which target specific patient groups, and research, develop and commercialise new or improved dosage-forms of existing products that address side effects or other issues, associated with the originally marketed product formulations.

As of December 31, 2008, in addition to our robust portfolio of 30 specifications of 18 commercialized products, we had nine drugs at different stages of R&D, including two which had passed SFDA technical analysis and entered clinical trials (including a new anti-drug-resistance antibiotic product), and three drugs waiting for SFDA production approval. These three included Tiopronin, indicated for Hepatitis B, which subsequently received SFDA production approval in January 2009. The new-to-market enteric-coated version of this drug limits damage to the stomach, giving us product differentiation and competitive advantages for this commonly used medicine. We anticipate its launch in the second quarter of 2009. The other two products awaiting SFDA production approval are indicated for gastric ulcers, and for dementia disease respectively.

We received SFDA approval to enter clinical trials during 2008, including three phase trials for our antibiotic-lactamase inhibitor combination drug aimed at addressing the drug-resistance commonly associated with third generation Cephalosporin antibiotics. The clinical program is expected to require approximately 2.5 years. At the start of 2009, our antihypertensive product candidate, Candesartan also entered clinical trials.

In addition to these products, we have several others pending SFDA technical review and plan to initiate additional clinical trials in 2009 that focus on our main therapeutic areas. We are also evaluating additional opportunities on an ongoing basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and remain focused on creating a steady increase in revenue. Through strategic mergers and acquisitions (M&A) and through capitalization of this fragmented market, we will improve our product portfolio and push our integrated growth; maintain and develop new marketing channels; and use our existing retailing network in the newly expanded market to raise our overall market share. The organic growth of the Chinese pharmaceutical market has already and will continue to direct the company's development.

I. Summary of twelve months ended December 31, 2008

For the yeaar ended December 31 2008, the company continued to show stable growth and excellent financial performance. The increase in company revenue exceeded 53.58%, reaching approximately $50.97 million, compared with $33.19 million of 2007. This rapid growth is accounted for by increases in sales of existing products, and increases in the share of sales by new products. This is consistent with China Pharma's strategy to launch new products in an increasingly competitive market, and further explore the domestic market.

The financial operational performance for the 12 months ending December 31, 2008 was clearly improved compared to the 12 months ending December 31, 2007. Gross profit increased 62.46%, reaching $25.29 million; and net income, not including foreign currency translation adjustment, increased 39.11% to $17.83 million. This growth was attributable to China Pharma’s low cost, high margin business model, and experienced management team.

Earnings per common share for the 12 months ending December 31, 2008, increased 28% reaching $0.44 per share compared to $0.35 per share for the 12 months ending December 31, 2007. China Pharma is working closely with several pharmaceutical research institutions to develop more products to meet our customers' needs. Our focus is to create a steady increase to the bottom line. We have seen in the past that a successful strategy is the key to company operation. Full exploration of the potential of the pharmaceutical market domain is essential to our success.

We have also enhanced internal controls for accounting and reporting. In the near future, we will develop a more systematic and continuous internal control system for the long-term development of the company and the benefit of our stakeholders and prospective investors.

II. Business Overview

China Pharma Holdings, Inc., is one of the China’s leading pharmaceutical manufacturers which engages research and development institutions for market-ready formulas to mass produce. In 2008, we launched a new diuretic product: Bumetanide; in November 2008, we were granted approval for our new formulation antibiotic to enter clinical trials.

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

One of our products, Buflomedil Hydrochloride (which includes the raw form, injectable form, and tablet form) has received the following awards and designations:

•	The key technology project in Hainan in 2003 by Haikou Municipality.
•	The "National Key New Products" certificate in 2003 by the State Science and Technology Department, State Taxation Bureau, Ministry of Commerce, State Bureau of Quality Supervision, Inspection and Quarantine, and State Environmental Protection Bureau.
•	The "Best Commercialized Technology" award in Hainan in 2004 by Hainan Scientific and Technological Result Examination Committee

Our scalable, GMP-certified manufacturing has been recognized in China. In 2003, we attained GMP certification and were awarded "Best Enterprise for Storing SARS Medicine" awarded by Hainan Province Food and Drug Administration. We have an extensive distribution network with 16 sales offices and approximately 1250 proxy agents covering 30 provinces, municipalities, and autonomous regions across China. Our main market channels are generalized schemes of preferences (GSP) certified medical companies which directly distribute to hospitals and the final market.

Our subsidiary, Onny Investment Limited ("Onny") was incorporated in the British Virgin Islands on January 12, 2005 and was a development stage enterprise through June 15, 2005. On June 16, 2005, Onny acquired all of the outstanding shares of Hainan Helpson Medical & Biotechnology Co., Ltd., a privately held Chinese joint venture (Helpson) and emerged from the development stage. On October 19, 2005, Onny was reorganized as a wholly owned subsidiary of China Pharma Holdings, Inc. formerly TS Electronics, Inc. ("the Company").

Furthermore, on May 30, 2008 the Company completed an offering and issued five million shares of common stock at a purchase price of $2.00 per share and three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price of $2.80 per share. Net proceeds from the offering of approximately $9.3 million are expected to be used for the expansion of the Company’s existing product line, new drug development, sales and marketing, and to supplement general working capital purposes.

III. Market Trends

Studies show that due to the expansion and aging of the world's population, an increasing number of people have age-related diseases, such as cancer, Alzheimer's disease, diabetes, and heart disease. These diseases have already become prevalent, particularly in developed areas. China Pharma is dedicated to delivering more effective treatments for these diseases of high incidence and mortality.

The growth of China’s pharmaceutical market is driven by the country’s rapid economic growth, the highest in economic history. Increased healthcare spending by the Chinese Government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the consequent increase in age-related disorders; the urban migration of the population; and improved awareness of self-health care. According to IMS forecasts, China will become the seventh largest pharmaceutical market in the world in 2009 and the second largest in 2020, with a market capacity of US$220 billion.

However, the global nature of the current economic crisis has had definite effects on the Chinese pharmaceutical industry and the Chinese Government’s soon to be released Healthcare Reform has also brought definite uncertainties for the development of the industry.

We view this market trend as an opportunity. However, the best way to take advantage of this opportunity is to identify our business risks beforehand. There are three areas of risk:

•  External Risk

In recent years, the Chinese medical system has been reformed, resulting in the State Department's establishment of a basic medical insurance system for employees. Considering the effects of the social environment, local government involvement and government policies on the pharmaceutical industry in the PRC, a large increase in sales is expected. Competition will also be strong across the industry overall. Currently, our existing products are competitive in the market and possess growth potential. However, from a long-term perspective, some major western medicine producers are also seeking Chinese market share. This will present us with strong competition in our medicine market sector. In addition, the effects of the Chinese Government’s soon to be released Healthcare Reform Plan on the Chinese Pharmaceutical industry also brings many areas of uncertainty.

•  Operation Risk

One of the major uncertainties in our industry is the purchase of raw materials. Raw materials are primarily affected by the geographical, island environment of Hainan Province. Because of high transportation costs and the need to guarantee production supply requirements, the company has no alternative but to store large amounts of inventory to maintain consistent production levels. In addition, part of the raw materials need to be specially ordered which further increases the need to store inventory. Finally, because of the transportation and geographical factors, the company must store a finished product reserve that is higher than that required by the pharmaceutical manufacturers in cities on the mainland. These relatively high amounts of stored raw materials and finished products all account for the company’s high amount of liquid assets, and the effect on the company’s cash turnover.

•  Foreign Currency Risk

Substantially all of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Chinese Renminbi (RMB). As a result, the effect of the exchange rate fluctuation would inevitably be considered to be material to our business operations.

All of our revenues and expenses are accounted for in (RMB). However, we use the United States Dollar (USD) for financial reporting purposes, since our parent company is registered in Delaware, USA. Conversion of Renminbi into foreign currencies is regulated by the People's Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi to follow the market fluctuation, there can be no assurance that such exchange rate will not become volatile again or that the Renminbi will not devalue significantly against the USD. Exchange rate fluctuations may adversely affect the value, in USD terms, of our net assets and income derived from its operations in the PRC.

IV. Analysis for the twelve months ended December 31, 2008

In 2008, the revenue for the whole year was $50.97 million, an increase of 53.58% on $33.19 million of 2007. The huge increase in revenue from sales resulted from the following factors: the demand from the vigorous Chinese economy, the maintenance of many years of rapid economic growth, and universal increases in individual spending power and confidence. For supply, the company’s output increased along with the rapid increase in market demand. We also strengthened marketing activities to aid expansion of the sales channels. Our older existing products had already obtained widespread customer acceptance. Up to December 31, 2008, PuSenOK continued its strong growth with sales of approximately $7.30 million, an increase of 76.56% on the $4.13 million of 2007, and accounting for approximately 14.31% of the total revenue for the period. Pusen OK, the only Chinese generic version of Aleve-D®, is the company’s flagship product, with competitive advantages including being the most effective, non-drowsy, slow release 12-hour cold medicine for the relief of pain, fever and congestion, etc. In addition, revenue from some of our older products have increased, notably from Buflomedil contributing approximately $4.68 million, and accounting for 9.17% of sales revenue; Alginic Sodium Diester with approximately $2.24 million, an increase of 75.53% on 2007; and finally Granisetron which reached approximately $2.88 million, an increase of 60.47% on last year. This year’s launch, Bumetanide, due to increases in market recognition and market acceptance also made a significant contribution to the sales revenue, in 2008 it generated revenue of $2.57 million, accounting for 5.04% of total sales revenue. One other aspect of our growth is that because of the government reorganization of the pharmaceutical industry, the pharmaceutical marketing environment has greater transparency than previously. The company’s distribution network in China has already expanded to reach 30 provinces, municipalities and autonomous regions. Prospectively, the improvements in our production capacity will enable the large growth in sales of our new and existing products.

This year, existing, older products also showed large scale growth in sales, among the most rapidly growing were: Clarithromycin increasing by 57.4%; Andrographolide, by 46.09%; and Roxithromycin, by 51.38%.

Cost of Revenue

The cost of revenue for 2008 was approximately $25.67 million or 50.38% of total revenue, increasing $8.06 million compared to 2007, which was approximately $17.62 million or 53.09% of total revenue. The main reason for the increase in the cost of revenue was primarily due to the increase in sales, but the ratio of cost of revenue to revenue decreased.

Gross Profit

Gross profit for 2007 was approximately $15.57 million, and the gross profit margin was 46.91%; while the 2008 gross profit was $25.29 million and the gross profit margin increased to reach 49.62%. The gross profit increased approximately $9.72 million, or 62.46% from 2007 to 2008, which is mainly due to the continued revenue growth in 2008 and cost control, and the company unceasingly launching new, profitable products.

Selling Expense

The selling expenses for 2008 were approximately $2.04 million, accounting for 4% of the total year’s revenue. In 2007, the selling expense was approximately $1.44 million, accounting for 4.33% of the year’s revenue. Comparing the proportion of sales expense to sales revenue over the two years shows only a slight decrease in 2008.

G & A Expenses

The general and administrative (G&A) expenses for 2008 were approximately $1.67 million, accounting for 3.28% of revenue. The G&A expenses for 2007 were approximately $1.14 million, accounting for 3.43% of revenue. Compared with 2007, the 2008 G&A expenses increased by approximately $0.53 million. The main reasons for this increase were increases in salaries, legal, accounting, and financial consultancy service fees, as well as increases in expenses associated with foreign publicity and business travel. In addition, with increases in intangible assets, there is a corresponding increase in the amortization expense of intangible assets.

As of December 31 2008, the allowance for bad debt was approximately $1.85 million; however as of December 31 2007, it was $0.74 million. The increase was approximately $1.11 million and corresponded to the increase in sales revenue.

As to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals are a normal phenomenon. Over 90% of our drugs are sold to state-owned hospitals, which creates more payments that are deferred. Since they are backed by the government, all the deferred payments from state-owned hospitals are secure and will eventually be collected.

During the normal course of business we give unsecured credit to our customers. We record an allowance for bad debts based on age of outstanding accounts receivables at the end of the period in accordance with generally accepted accounting principles in the PRC. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 50 % after 360 days; and 7.5% up to 360 days. We consider that this kind of bad debt allowance percentage allow us to correctly account for any contingent bad debt risk. Furthermore, during the 15 years of operating history, the company has never had any uncollected receivables.

Income from Operation

The operating income for the year ended December 31, 2008 is approximately $19.73 million, compared to $12.25 million of the same period of 2007, an increase of $7.48 million, or 61.05%. The main reason was due to large increases in revenue and gross profit.

Income from Interest

The return in interest for the year ended December 31, 2008 increased by $13,363. The main reason was the abundant cash flow and the increase in the cash balance.

Interest Expense

Interest expense for the year ended December 31, 2008 was $131,027, compared to $237,398 of the same period of 2007; a decrease of $106,371, or 44.81%. The main reason was the comparatively good cash position in 2008, leading to a corresponding reduction in the interest on the bank loan.

Income Tax Expense

In the year ended December 31, 2008 we paid income tax at the rate of 9%. Income tax expense for the year ended December 31, 2008 was roughly $1.7million or 3.35% of revenue, while the company did not have any income tax in the corresponding period in 2007, as the company was still in the preferential tax period of 0%. We have been granted a ‘tax holiday’ granting a favorable rate of 50% of the tax rates, therefore, we paid our tax at the rate of 9% in 2008.

Net Income

Due to the big increase in sales revenue and gross profit, and effective cost control in 2008, the net income for the year ended December 31, 2008, excluding the effect of foreign exchange transactions, increased to approximately $17.83 million, which was 39.11% higher than that for the year ended December 31, 2007, of approximately $12.82 million.

V. Financial Analysis

Cash flow Analysis

As of December 31, 2008, the company possessed cash and cash equivalents of $6,927,149, which represents 9.18% of total assets; compared with $1,830,335 in the same period for 2007, which represented 4.19% of the total assets. Compared with the position of December 31, 2007, this is an increase of $5,096,814, or 278.46%. This is a combined result of an improvement in net cash generated from operating activities and an increase in net cash proceeds from financing activities.

On December 31, 2008, the working capital was approximately $54.16 million, an increase of $ 19.86 million from the same time of 2007, which was $34.30 million. The main reason for the increase was the increase in cash and cash equivalents, and account receivables.

In the year ended December 31, 2008, the operating activity cash flow increased to $6.54 million, a substantial increase of 222.63%, compared to $2.03 million for the same period in 2007. The main reason was the increase in net income, and improvement in accounts receivable.

In the year ended December 31, 2008, cash used for investment activity was approximately $10.44 million, an increase of approximately $9.74 million, or 1379.72%, compared to the $705,625 for the same period in 2007. This was because in 2008, the company invested in expanding the dry powder production line, as well as purchasing the production technology for four new drug formulas.

In the year ended December 31, 2008, net cash flow generated from financing activities was approximately $8.88 million, compared to $203,021 used in the same period of 2007. The reason for the increase in cash and cash equivalents was that on May 30, 2008, the Company completed an offering of equity units priced at $2.00 each, which consisted of one share of Company common stock and a three-year warrant to purchase one-fourth of one share of Company common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,062, amounted to $9,268,938.

VI. Conclusion

The overall performance during the year ended December 31, 2008 was outstanding. As a public company in the pharmaceutical industry, we focus on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on additional, innovative cooperative engagements with special R&D institutes for more market-ready products. As a result, the Company will continue to actively pursue the development and distribution of high-quality products. The pharmaceutical industry has been called an "industry of eternal sunrise", and China Pharma Holdings, Inc. forecasts that our strategy and the sustained growth in revenue will ensure our continued success.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and supplementary data are listed in the Index to Financial Statement starting from page F-1 at the end of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. Though not required, we also acknowledge the existence of significant internal control deficiencies discussed below under “Management’s Report on Internal Control over Financial Reporting.”

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria described in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. The following significant deficiencies have been identified and included in our management's assessment as of December 31, 2008:

1)We did not maintain an effective internal audit function due to the lack of qualified internal auditors who are familiar with internal audit and U.S.GAAP( the Generally Accepted Accounting Principles in the United States), and we did not implement adequate or properly supervise significant internal control deficiencies that were or could have been detected or prevented;

2)We did not maintain effective controls over the financial reporting processes due to an insufficient complement of internal personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial requirements; and

3)We did not have in place an adequate system for recording and reporting equity transaction related to the parent company, for instance when issuing or redeeming warrants.

Our management, however, believes that none of these internal control deficiencies are identified as material weakness or has had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2008 to contain a material misstatement. The reasons are as follows:

1) The management has concluded that most of the internal controls over financial reporting were effective through testing the design and operating effectiveness of those controls;

2) Those ineffective internal controls had not caused material misstatement or omission of financial reporting in practice.

Therefore, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2008.

The management's assessment of internal controls over financial reporting was not subject to auditor attestation as of December, 31 2008 pursuant to temporary rules of the Securities and Exchange Commission. Accordingly, this Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Remediation Measures of Significant Deficiencies

To remediate the significant internal control deficiencies described above in "Management's Report on Internal Control over Financial Reporting", we have implemented our plan to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

We have planned remediation measures such as the hiring and training of personnel which are intended to generally address these significant deficiencies by ensuring that we will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements. These measures include the following:

1) We will continue to hire the services of an accounting and SEC reporting consultant from the U.S. who has relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure under the requirement of SEC rules;

2) We plan to train up our staff internally to more thoroughly document transactions and events for better reporting and disclosure purposes. This will include memorandum documentation analyzing the transactions and applicable accounting principles to facilitate and expedite the internal audit function, the collection of data for management and disclosure purposes and for the external audit performed by our independent auditors and

3) We plan to hire an experienced internal audit supervisor to lead the current internal audit function.

We believe that we are taking the steps necessary for remediation of the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and position of our current directors and executive officers:

Name (1)	Age	Position
Zhilin Li	56	Director, President and Chief Executive Officer
Xinhua Wu	46	Director and Chief Financial Officer
Gene Michael Bennett	61	Independent Director
Yingwen Zhang	64	Independent Director
Baowen Dong	68	Independent Director
Jian Yang	54	Secretary

(1) Heung Mei Tsui, our former director, resigned from our board of directors on February 1, 2008. The board expanded the number of seats on the board of directors and appointed three independent directors, Gene Michael Bennett, Yingwen Zhang and Baowen Dong on the same date.

Biographies of Officers and Directors

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

Zhilin Li: Ms. Li is the director, President and Chief Executive Officer (“CEO”) of the Company. She is a founder of Helpson, and has served as chairman and CEO of Helpson since 1993. Ms. Li was formerly the president of Haikou Bio-engineering Institute, and the vice president of the Sichuan Institute of Biology. She graduated from Sichuan University, where she majored in biology, and later became an instructor.

Xinhua Wu: Mr. Wu is the director and Chief Financial Officer (“CFO”) of the Company. He has acted as CFO of Helpson since his employment in 1999. Mr. Wu served as CFO and assistant to the CEO at Hainan Guobang Enterprises Inc., where he was employed from 1992 to 1999. Mr. Wu graduated from the University of Wales with an MBA degree and Jiangxi Financial College with a Bachelor of Science degree in Finance.

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

Yingwen Zhang: Mr. Zhang has served as a member of our board of directors as an independent director since February 1, 2008. Mr. Zhang graduated from Department of Chemical Engineering, Tianjin University in 1967. He worked as the CEO of Sinopec Sichuan Vinylon Works from 1983 to 1988 and worked as the director of Sichuan Foreign Trade and Economic Cooperation Bureau (The Bureau of Commerce of Sichuan Province) from December 1988 to April 2000. Since then, he has acted as the Economic and Commercial Counselor’s Office of the Embassy of the People's Republic of China in Malaysia. Mr. Zhang currently is the member of the 9th Chinese People’s Political Consultative Conference (CPPCC).

Baowen Dong: Mr. Dong has served as a member of our board of directors as an independent director since February 1, 2008. Mr. Dong graduated from Xi’an University of Science and Technology in 1966. He is the professor, researcher, director of the staff room, and the department head in Sichuan University since 1974. He is also an expert member of the Sichuan University Teaching Evaluation Council since August 2001.

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

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Committee

The three independent directors, Gene Michael Bennett, Yingwen Zhang and Baowen Dong have served on the Audit Committee since February 1, 2008. Mr. Bennett, the Chairman of the Audit Committee, is an audit committee financial expert serving on the Audit Committee. For more specific information concerning the role, independence and responsibilities of our Audit Committee, pleaser refer to Exhibit 99.1 to this Form 10K for our Audit Committee Charter adopted by our board of directors on February 10, 2008.

We currently have no Nomination Committee, Compensation Committee, or any other committees; therefore, the board will act in the capacity of the absent committees.

Audit Committee Report

 The following Audit Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of ours under the 1933 Act or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.

In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2008, the Audit Committee:

•

discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and Hansen, Barnett & Maxwell, independent auditors, prior to public release;

•

reviewed our audited consolidated financial statements as of and for the year ended December 31, 2008, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and Hansen, Barnett & Maxwell ;

•	reviewed with our financial management and Hansen, Barnett & Maxwell their judgments as to the quality, not just the acceptability, of our accounting principles;
•	discussed with Hansen, Barnett & Maxwell the overall scope and plan for their audit;
•	reviewed our financial controls and financial reporting process;
•

reviewed significant financial reporting issues and practices, including judgmental items, change in accounting principles and disclosure practice; pre-approved all services performed by Hansen, Barnett & Maxwell; met with Hansen, Barnett & Maxwell, without management present, to discuss the results of their examinations, their evaluation of the effectiveness of internal control over financial reporting; and met with our financial management, without Hansen, Barnett & Maxwell present, to discuss the quality of services provided by Hansen, Barnett & Maxwell.

In addition, the Audit Committee has discussed with Hansen, Barnett & Maxwell their independence from management and our company, including the matters in the written disclosures required by Hansen, Barnett & Maxwell rules regarding communications with audit committees regarding independence and other required communications, and considered whether the provision of all other non-audit services provided to us by Hansen, Barnett & Maxwell during fiscal 2008 was compatible with the auditors’ independence.

In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, the Audit Committee recommended to our Board of Directors that our consolidated financial statements be included in this annual report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Commission. The Audit Committee selected Hansen, Barnett & Maxwell as our independent auditors for the fiscal year ending December 31, 2009.

Limitation of Liability and Indemnification of Officers and Directors

Our Amended and Restated Certificate of Incorporation, with certain exceptions, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty to the extent permitted by law. We have also adopted an Amended and Restated By-laws which provide for indemnification of directors and officers.

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

Director Compensation

Our three independent directors are entitled to the following compensation under the engagement letter: Mr. Bennett’s compensation consists of $16,000 per year, payable quarterly within 5 days of the start of the quarter, and 5,000 warrants of common stock with an exercise price of $3.32 per share; Mr. Zhang and Mr. Dong are each entitled to RMB40,000 annually, payable quarterly within 5 days of the start of the quarter.

The three independent directors received the above cash compensation during the fiscal year ended December 31, 2008. No equity compensation has been awarded to Mr. Bennett till the date of this Form 10-K. We currently reimburse directors for travel expenses associated with their work for the company but our internal directors currently do not receive any other compensation in the capacity of directors.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2008; all persons subject to Section 16(a) filing requirements have filed on a timely basis reports required to be filed by Section 16(a) of the Exchange Act.

Code of Ethics

On July 8, 2008, we adopted a code of business conduct and ethics for all directors and employees (including officers) within the meaning of the regulations adopted by the Commission under section 406 of the Sarbanes - Oxley Act of 2002. The code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with Commission regulations and the Sarbanes - Oxley Act of 2002. A copy of the code may be obtained by sending a written request to our corporate secretary.

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer, chief financial officer and secretary during the last three fiscal years in all capacities to us, our subsidiaries and predecessors (collectively, the "Named Executive Officers"). No other executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

					Long Term Compensation			(i) All Other Compensation ($)
		Annual Compensation			Awards		Payouts
(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation	(f) Restricted Stock Awards ($)	(g) Securities Underlying Options/ SARs (#)	(h) LTIP Payouts ($)
(1) Zhilin Li Director, CEO and President	2008 2007	117,084 104,976	-- --	-- --	-- --	-- --	-- --	-- --
(2) Xinhua Wu, Director, CFO	2008 2007	73,177 65,610	-- --	-- --	-- --	-- --	-- --	-- --
(3) Jian Yang, Secretary,	2008 2007	73,177 65,610	-- --	-- --	-- --	-- --	-- --	-- --

(1) Zhilin Li has been our CEO and president since October 20, 2005. As of January 20, 2006, Zhilin Li was elected as the director of the Company.

(2) Xinhua Wu has been our CFO since October 20, 2005. As of January 20, 2006, Xinhua Wu was elected as the director of the Company.

(3) Jian Yang has been our corporate secretary since October 20, 2005.

Stock Options and Stock Appreciation Rights

We currently have no option, retirement, pension or other equity incentive plan for the benefit of the directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Agreements

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

Payment of Post-Termination Compensation

The company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2008 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock, (ii) each of our Directors, and (iii) all current Directors and executive officers as a group.

The number of shares of common stock issued and outstanding on December 31, 2008 was 42,278,938 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2008, plus shares of common stock subject to options/warrants held by such person on December 31, 2008 and exercisable within 60 days thereafter.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	Amount and Nature of Beneficial Owenship	Percent of Class
Named Executive Officers and Directors
Zhilin Li	10,000,000	23.65%
Jian Yang	2,278,815	5.39%
Beneficial Owners of Five Percent or More
Heung Mei Tsui	10,812,651	25.57%
Peter Siris	2,794,323 (2)	6.61%
Guerrilla Capital Management, LLC	2,782,323 (2)	6.58%

Total Shares Owned by Persons Named Above	25,885,789	61.23%

Total Shares Owned by Executive Officers and Directors	12,278,815	29.04%

(1) The address of Ms. Li is 2nd Floor, No.17, Jinpan Road, Kaikou, Hainan Province, China. The address of Ms. Tsui is Flat F, 3rd Fl., Mayson Garden Bldg, 68 Hing Fat St., Causeway Bay, Hong Kong. The address of Ms. Yang is 1 Haoyuan ST, RM 5B, Blog 7, Asia Luxury Garden, Haikou, Hainan Province, China. The address of Peter Siris and Guerrilla Capital Management, LLC is 237 Park Avenue, 9th Floor New York, New York 10017, United States of America.

(2) Guerrilla Capital Management, LLC (“Guerrilla”), an investment fund located in New York, beneficially owns or controls 2,782,323 shares of our common stock as disclosed in a Schedule 13G filed on February 13, 2009. Peter Siris is the managing director of Guerrilla, and believed to have dispositive and voting power over the securities held by Guerrilla. Besides, Peter Siris has sole voting power with respect to 12,000 shares of our common stock, and beneficially owns or controls 2,794,323 shares of our common stock in aggregate.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell (“HBM”) is the Company’s independent registered accountant. The principal accountant fees of the fiscal year 2007 and the fiscal year 2008 are as follows:

	FISCAL 2007	FISCAL 2008

Audit Fees (1)	$74,000+RMB 500,000	$74,000+RMB 500,000

Audit-Related Fees(2)	$ --	$ --

Tax Fees(3)	$ 2,732	$ 2,657

All Other Fees(4)	$ --	$ --

Total	$ 76,732+RMB 500,000	$ 76,657+RMB 500,000

(1) During the fiscal years ended December 31, 2007 and 2008, HBM billed us $74,000 each year in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports; we paid $500,000 to Baker Tilly China each year for their involvements in the auditing and reviews under the supervision of HBM.

(2) During the fiscal years ended December 31, 2007 and 2008, HBM billed us $0 in fees for assurance and related services relating to the performance of the audit and review of the Company’s financial statement.

(3) During the fiscal years ended December 31, 2007 and 2008, HBM billed us $2,732  and $2,657 respectively for tax planning and preparation.

l years ended December 31, 2007 and 2008, HBM billed us $0 in fees for professional services.

PART IV

Item 15. –Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
3.1	Memorandum and Articles of Association. (incorporated by reference to the registration statement on Form SB-2 filed on December 23, 2005, as amended)
3.2	Articles of Association of Helpson Medical & Biotechnology Co., Ltd. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
3.3	Amended and Restated Bylaws (incorporated by reference to our report on Form PRE 14C filled on June 27, 2008)
10.1	Stock Purchase Agreement by and among Halter Financial Group Inc. dated May 11, 2005 filed on May 11, 2005. (incorporated by reference to our current report on Form 8-K filed on May 11, 2005)
10.2	Subscription Agreement by and among Onny Investment Limited stockholders. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
10.3	Employment Contract between Helpson and Zhilin Li dated July 1, 2005. (i ncorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.4	Employment Contract between Helpson and Xinhua Wu dated July 1, 2005. (i ncorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.5	Employment Contract between Helpson and Jian Yang dated July 1, 2005 (i ncorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.6*	Engagement Letter of Gene Micheal Bennett
10.7*	Engagement Letter of Yingwen Zhang
10.8*	Engagement Letter of Baowen Dong
10.9	Subscription and Registration Rights Agreement among China Pharma Holdings, Inc. and 17 investors (incorporated by reference to our current report on Form 8-K filed on February 6, 2007)
10.10	Form of Warrant (incorporated by reference to our current report on Form 8-K filed on February 6, 200 7)
10.11	Securities Purchase Agreement, dated May 27, 2008, by and among China Pharma Holding, Inc. and the investors (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.12	Registration Rights Agreement, dated May 27, 20008, by and among China Pharma Holding, Inc. and the investors (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.13	Form of Warrant, dated May 27, 2008 (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)

Exhibit No.	Description
10.14*	Form of Warrant issued to Roth Capital Partners, LLC, dated May 30, 2008
10.15	Forms of Warrant issued to FirsTrust Group Inc., dated June 24, 2008 (incorporated by reference to our current report on Form 8-K filed on June 27 , 2008)
10.16	Forms of Warrant issued to Hayden Communications International, Inc., dated June 24, 2008 ( incorporated by reference to our current report on Form 8-K filed on June 27, 2008)
10.17	Forms of Warrant issued to Hayden Communications International, Inc., dated December 24, 2008 (incorporated by reference to our current report on Form 8-K filed on December 29, 2008)
10.18*	Supply Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Hainan Xinxin Biotechnology Co., Ltd.
10.19*	Supply Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
10.20*	Sales Contract entered into between Helpson Medical & Biotechnology Co., Ltd. and Hainan Xinglin Medicine Company
10.21*	Sales Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
10.22

Lease Agreement entered into between Helpson Medical & Biotechnology Co., Ltd. and Hainan Zhongfu Going-abroad Personnel Service Center, and Housing Rent Adjustment Notice (incorporated by reference to the quarterly report on Form 10-KSB filed on March 12, 2009, as amended)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the registration statement on Form S-1 filed on July 11, 2008)
16.1	Letter regarding Change in the Certified Accountant dated August 15 , 2005. (incorporated by reference to our current report on Form 8-K filed on August 18, 2005)
21	Subsidiaries of China Pharma Holdings, Inc. filed on October 20, 2005. (incorporated by reference to the registration statement on Form SB-2 filed on December 23, 2005, as amended)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter

*Filed herewithin

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

China Pharma Holdings, Inc.

Dated: March 17, 2009	By: /s/ Zhilin Li
Zhilin Li
Director, Chief Executive Officer, and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: March 17, 2009	By: /s/ Zhilin Li
Zhilin Li
Director, Chief Executive Officer, and President

Dated: March 17, 2009	By: /s/ Xinhua Wu
Xinhua Wu
Director, Chief Financial Officer and
Principal Accounting officer

Dated: March 17, 2009	By: /s/ Gene Michael Bennett
Gene Michael Bennett,
Independent Director

Dated: March 17, 2009	By: /s/ Yingwen Zhang
Yingwen Zhang
Independent Director

Dated: March 17, 2009	By: /s/ Baowen Dong
Baowen Dong
Independent Director

CHINA PHARMA HOLDINGS, INC.

HANSEN, BARNETT & MAXWELL, P.C.

     A Professional Corporation

     CERTIFIED PUBLIC ACCOUNTANTS

     5 Triad Center, Suite 750
     Salt Lake City, UT 84180-1128
     Phone: (801) 532-2200
     Fax: (801) 532-7944
     www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

China Pharma Holdings, Inc.

We have audited the consolidated balance sheets of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 11, 2009

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$6,927,149	$1,830,335
Trade accounts receivable, less allowance for doubtful
accounts of $4,474,175 and $2,440,852, respectively	36,008,095	18,572,976
Other receivables, less allowance for doubtful
accounts of $54,242 and $43,908, respectively	163,957	413,596
Advances to suppliers	3,031,694	2,757,320
Inventory	13,139,750	14,448,771
Deferred tax assets	461,596	187,509
Total Current Assets	59,732,241	38,210,507
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$1,483,267 and $1,003,802, respectively	6,738,368	2,625,216
Intangible assets, net of accumulated amortization of
$547,567 and $221,715, respectively	6,162,549	2,063,252
Advances for purchases of intangible assets and property
and equipment	2,838,679	807,345
Total Non-current Assets	15,739,596	5,495,813
TOTAL ASSETS	$75,471,837	$43,706,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$1,049,268	$297,299
Accrued expenses	56,075	261,301
Accrued taxes payable	1,170,003	311,009
Other payables	42,813	86,161
Advances from customers	693,178	261,583
Other payables - related parties	75,741	--
Short-term notes payable	2,480,231	2,693,428
Total Current Liabilities	5,567,309	3,910,781
Research and development commitments	36,474	34,181
Total Liabilities	5,603,783	3,944,962
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 42,278,938 and 37,278,938 shares issued and
outstanding, respectively	42,279	37,279
Additional paid-in capital	21,066,338	11,678,606
Retained earnings	43,039,819	25,206,169
Foreign currency translation adjustment	5,719,618	2,839,304
Total Stockholders' Equity	69,868,054	39,761,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,471,837	$43,706,320

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years ended December 31,
	2008	2007

Revenue	$50,968,660	$33,186,324
Cost of revenue	25,678,239	17,619,180

Gross profit	25,290,421	15,567,144

Operating expenses:
Selling expenses	2,040,596	1,436,609
General and administrative expenses	1,671,715	1,139,160
Bad debt expense	1,847,806	740,146
Total operating expenses	5,560,117	3,315,915

Income from operations	19,730,304	12,251,229

Non-operating income (expenses):
Interest income	45,168	31,805
Interest expense	(131,027)	(237,398)
Other income (expenses)	(103,177)	611,025
Total non-operating income (expense)	(189,036)	405,432

Income before income taxes	19,541,268	12,656,661
Income tax (expense) benefit	(1,707,618)	162,872
Net income	$17,833,650	$12,819,533
Comprehensive income - foreign currency translation adjustments	2,880,314	2,175,433
Comprehensive income	$20,713,964	$14,994,966

Earnings Per Share:
Basic	$0.44	$0.35
Diluted	$0.44	$0.34
Weighted Average Shares Outstanding:
Basic	40,216,096	37,009,655
Diluted	40,216,096	37,259,909

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2006	34,723,056	34,723	7,764,979	12,386,636	663,871	20,850,209
Shares and warrants issued for cash	2,505,882	2,506	3,794,677	--	--	3,797,183
Exercise of warrants for cash	50,000	50	118,950	--	--	119,000
Net income for the year	--	--	--	12,819,533	--	12,819,533
Foreign currency translation adjustment	--	--	--	--	2,175,433	2,175,433
Balance, December 31, 2007	37,278,938	37,279	11,678,606	25,206,169	2,839,304	39,761,358
Sale of common stock for cash	5,000,000	5,000	9,263,938	--	--	9,268,938
Warrants issued for services	--	--	123,794	--	--	123,794
Net income for the year	--	--	--	17,833,650	--	17,833,650
Foreign currency translation adjustment	--	--	--	--	2,880,314	2,880,314
Balance, December 31, 2008	42,278,938	$42,279	$21,066,338	$43,039,819	$5,719,618	$69,868,054

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2008	2007
		(Restated)
Cash Flows from Operating Activities:
Net income	$17,833,650	$12,819,533
Depreciation and amortization	719,475	422,443
Compensation paid with warrants	123,794	--
Gain on sale of intangibles	--	(580,922)
Changes in assets and liabilities:
Trade accounts receivable	(15,937,676)	(5,413,718)
Other receivables	273,086	(32,234)
Advances to suppliers	(87,978)	(1,881,451)
Inventory	2,243,138	(3,325,681)
Deferred tax assets	(257,447)	(162,872)
Deferred offering costs	--	60,952
Trade accounts payable	720,659	(204,372)
Accrued expenses	(219,301)	73,451
Accrued taxes payable	825,119	126,812
Other payables	(48,072)	20,558
Other payables - related parties	(52,804)	--
Advances from customers	407,617	105,573
Net Cash from Operating Activities	6,543,260	2,028,072

Cash Flows from Investing Activities:
Purchase of property and equipment	(199,645)	(51,841)
Construction in progress	(4,111,045)	--
Purchase of intangible assets	(4,184,080)	(2,937,431)
Advances for purchases of intangibles
property and equipment	(1,946,479)	773,906
Proceeds from the sale of intangibles	--	1,509,741
Net Cash from Investing Activities	(10,441,249)	(705,625)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	9,268,938	3,797,183
Proceeds from exercise of warrants	--	119,000
Proceeds from short term notes payable	2,441,739	2,586,252
Payments of short term notes payable	(2,829,545)	(6,705,456)
Net Cash from Financing Activities	8,881,132	(203,021)

Effect of Exchange Rate Changes on Cash	113,671	54,468
Net Change in Cash	5,096,814	1,173,894
Cash and Cash Equivalents at Beginning of Period	1,830,335	656,441
Cash and Cash Equivalents at End of Period	$6,927,149	$1,830,335

Supplemental Cash Flow Disclosure:
Cash paid for interest	$131,027	$160,250
Cash paid for income taxes	1,294,367	--

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations - Helpson manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (PRC), through its marketing department located in the Hainan Province. There are also sixteen other offices, with sales representatives in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Consolidation and Basis of Presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The functional currency of the operating subsidiaries in the PRC is the Chinese Yuan Renminbi (CNY or RMB); however, the accompanying financial statements have been expressed in United States Dollars (USD). The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The accompanying consolidated statements of operations and comprehensive income have been translated using the average exchange rates prevailing during the periods of each statement. See Note 9.
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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Included in trade receivables is approximately $3,383,540 that occurred more than one year from December 31, 2008, but is estimated to still be collectable.

Inventory - Inventories are stated at the lower of cost or net realizable value, on an average cost basis. The method of determining inventory costs is used consistently from year to year. Allowance for inventory obsolescence is provided when the market value of certain inventory items are lower than the cost.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset is reduced by the estimated excess of the carrying value over the projected discounted cash flows. There were no such impairments at December 31, 2008.

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

Advances to Suppliers and Advances from Customers - The Company, as is the common practice in the PRC, will often pay advanced payments to suppliers for materials and receive from customers advances for finished products. As of December 31, 2008 and 2007, the advances to suppliers were $3,031,694 and $2,757,320, respectively, and the advances from customers were $693,178 and $261,583, respectively.

Advances for Purchases of Intangible Assets - The Company has made advances to third parties for the purchase of established drug formulas. As of December 31, 2008 and 2007, the amounts were $2,838,679 and $807,345, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Retirement Benefit Plans - The Company contributes to various employee retirement benefit plans organized by provincial governments under which it is required to make monthly contributions at rates prescribed by the provincial governments. The provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees of the Company. Contributions to these plans are charged to expense as incurred.

Advertising Costs - Advertising costs are expensed when incurred. Total advertising expense for the years ended December 31, 2008 and 2007 were $46,321 and $10,393, respectively.

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of December 31, 2008 and 2007 potentially dilutive securities includes warrants outstanding to purchase a total of 2,969,607 and 1,202,941 shares of Company common stock at exercise prices ranging from $2.38 to $3.60 per share. These potentially issuable shares were not included in the compensation of diluted earnings per share as their effect would be anti-dilutive. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share and the weighted-average common shares outstanding, respectively:

	For the Years ended December 31,
	2008	2007

Net income	$17,833,650	$12,819,533
Basic weighted-average common shares
outstanding	40,216,096	37,009,655
Effect of dilutive securities:
Warrants	--	250,254
Diluted weighted-average common shares
outstanding	40,216,096	37,259,909
Basic earnings per share	$0 44	$0 35
Diluted earnings per share	$0 44	$0 34

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

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secure due to the state policy on protecting depositors’ interests. The PRC promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

Interest Rate Risk - The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have an effect on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on the Company’s financial statements.

Reclassification – Certain 2007 amounts have been reclassified to conform to the 2008 presentation. The reclassification had no effect on the previously reported net income.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Restatement of Financial Statements   – Subsequent to March 2008, the Company realized that the December 31, 2007 consolidated financial statements needed to be revised to correct an overstatement of advances paid to suppliers in amount of $724,628, an overstatement of other receivables in amount of $82,717, and an understatement of advance for purchase of intangible assets in the amount of $807,345. The Company concluded that advances made for purchase of intangible assets should be treated as a long-term asset. This correction was not considered material in accordance with Staff Accounting Bulletin No. 108 for the year ended December 31, 2007 but is considered significant. As a result, the Company corrected the financial statements for December 31, 2007. The corrected consolidated balance sheet is included in these financial statements. The correction of the December 31, 2007 financial statements had no effect on the previously reported net income. The effect of the restatement was as follows:

	Reported	Restatement	As Restated
Consolidated Balance Sheet as of December 31, 2007
Other receivables	$496,313	$(82,717)	$413,596
Advances to suppliers	3,481,948	(724,628)	2,757,320
Total Current Assets	39,017,852	(807,345)	38,210,507
Advances for purchase of intangible assets	--	807,345	807,345
TOTAL ASSETS	$43,706,320	$-	$43,706,320

Consolidated Statement of Cash Flows
For the year ended December 31, 2007
Other receivables	$(111,660)	$79,426	$(32,234
Advances to suppliers	(1,028,119)	(853,332)	(1,881,451
Net Cash provided by Operating Activities	2,801,978	(773,906)	2,028,072
Advance for purchase of intangible assets	--	773,906	773,906
Net Cash used in Investing Activities	(1,479,531)	773,906	(705,625
Net Change in Cash	$1,173,894	$-	$1,173,894

NOTE 2 - INVENTORY

Inventory consisted of the following:

	December 31,
	2008	2007
Raw materials	$10,836,039	$12,521,536
Work in process	111,867	60,404
Finished goods	2,191,844	1,866,831
Total Inventory	$13,139,750	$14,448,771

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
Permit of land use	$410,942	$385,102
Building	1,871,206	1,753,547
Plant, machinery and equipment	1,497,004	1,341,996
Motor vehicle	135,204	37,193
Office equipment	106,918	88,210
Construction in progress	4,200,361	22,970
Total	8,221,635	3,629,018
Less: accumulated depreciation	(1,483,267)	(1,003,802)
Property and Equipment, net	$6,738,368	$2,625,216

Construction in progress included the cost of improvements to existing facilities for product line expansion and the cost of new equipment to be installed at December 31, 2008 and 2007, respectively. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years

Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	5

For the years ended December 31, 2008 and 2007, depreciation expense was $434,782 and $327,921, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately 9.3 years. Amortization of intangible assets was $284,693 and $94,522 for the years ended December 31, 2008 and 2007, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The estimated aggregate amortization expense for the next five years follows:

Year	Amount
2009	$611,886
2010	609,283
2011	605,321
2012	605,321
2013	605,321
Thereafter	3,125,417
Total	$6,162,549

NOTE 5 - DEBT

Short Term Notes Payable –On July 13, 2007, the Company entered into a new line of credit with the bank collateralized by certain land use rights, machinery and equipment. The outstanding advance made under the line of credit was $2,324,278 at December 31, 2007. The line of credit was renewed during the first quarter of 2008 with due dates of August and September of 2008 with interest payable monthly at the rate of 7.84%.

On December 24, 2008 the Company entered into a new line of credit with the bank collateralized by certain land use rights, buildings, machinery and equipment. The outstanding advance made under the line of credit was $2,480,231 at December 31, 2008 bears interest at a rate of 6.372% and matures on November 23, 2009.

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

Undistributed earnings of the Company’s foreign subsidiary since acquisition amounted to approximately $40.8 million at December 31, 2008. Those earnings, as well as the investment in the subsidiaries of approximately $17 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (EIT Law), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

As a result of the above changes, the Company’s enterprise income tax rates are as follows:

Enterprise Income
Year	Tax Rate
2008	9%
2009	10%
2010	11%
2011	24%
2012 and after	25%

During 2007, according to federal law in the PRC, enterprises with foreign investment and foreign enterprises doing business in the PRC were generally subject to federal enterprise income tax at a rate of 30%. However, because the Company is located in a special region, it had a 15% corporate income tax rate and had been granted a “tax holiday” during which it paid no income taxes through December 31, 2007.

Income tax expense is comprised of the following:

	Year Ended December 31,
	2008	2007
Current	$1,965,065	$-
Deferred	(257,447)	(162,872)
Total income tax expense (benefit)	$1,707,618	$(162,872)

Following is a reconciliation of income taxes calculated at the federal statutory rates to actual income tax expense:

	December 31,
	2008	2007
Tax at statutory rate of 25% for 2008 and 33% for 2007	$4,977,091	$4,176,698
Non-taxable income	(746)	--
Change in temporary differences	(193,399)	--
Effect of lower foreign tax rates	(3,075,328)	(4,339,570)
Deferred income tax (benefit)	$1,707,618	$(162,872)

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The temporary differences which give rise to the deferred income tax asset are as follows:

	December 31,
	2008	2007
Allowance for doubtful trade receivables	$447,417	$183,586
Allowance for doubtful other receivables	5,425	3,923
Expenses not deductible in the current year	8,754	--
Total deferred income tax assets	461,596	187,509
Valuation allowance	--	--
Net deferred income tax asset	$461,596	$187,509

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 7 - STOCKHOLDERS' EQUITY

On May 30, 2008 the Company completed an offering of Units priced at $2.00 per Unit consisting of one share of Company common stock and a three-year warrant to purchase one-fourth of one share of Company common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,062, amounted to $9,268,938. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share. The proceeds were allocated to the warrants issued to the investors and the placement agent based upon their fair values of $1,090,342 a nd $249,366, respectively and the balance of the proceeds of $8,221,449 was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.93%, expected dividend yield of 0%, expected volatility of 62.9% and an expected life of 3 years.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

On December 24, 2008, the Company issued three-year warrants to purchase 8,333 shares of Company common stock at $3.00 per share and three-year warrants to purchase 8,333 shares of the Company common stock at $3.50 per share to a vendor valued at $3,752. The value was recorded as general and administrative expense in the accompanying financial statements as of the date of issuance.

The fair values of the warrants issued on June 24 and December 24, 2008 determined using the Black-Scholes Option Pricing Model, were calculated using the following assumptions: risk free interest rate of 1.14% - 3.14%, expected dividend yield of 0%, expected volatility of 61.3% - 65.4% and an expected life of 3 years. The exercise price of the warrants exceeded the market price of the stock on the dates of grant.

On February 1, 2007 the Company completed an offering of units priced at $1.70 per unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock at an exercise price of $2.38 per share which expire on January 29, 2010. The Company received gross proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $462,717 amounted to $3,797,183. The Company issued an aggregate of 2,505,882 shares of common stock and issued three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock to 17 accredited investors. The proceeds were allocated to the warrants based upon their fair value or $2,010,219, and the balance of the proceeds was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 4.80%, expected dividend yield of 0%, expected volatility of 124.39% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights and, accordingly a registration statement was filed with the Securities Exchange Commission on March 30, 2007 within the 60 day period prescribed by the registration rights agreement. The registration statement was declared effective on May 4, 2007.

In December 2007, the Company received proceeds of $119,000 upon the exercise of warrants to purchase 50,000 shares of common stock. The remaining 1,202,941 warrants issued in conjunction with the offering have not been exercised at December 31, 2007 or 2008.

NOTE 8 - TRANSFERS OF TECHNOLOGY

During 2007, the Company entered into agreements to sell certain pharmaceutical formulas in the research and development stage in two separate transactions to third parties for an aggregate sales price of $1,509,741 which is recorded as other income, net of transfer (sales) tax of $75,487, which has been recorded as part of general and administrative expenses and $853,332 of cost in the accompanying statement of operations and comprehensive income for the year ended December 31, 2007.

NOTE 9 - CONTINGENCIES

Economic environment - Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company's results from operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The unfavorable changes in global macroeconomic factors may also adversely affect the Company’s operations.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 - RELATED PARTY TRANSACTIONS

On April 25, 2005 a dividend of $4,154,041 (adjusted for foreign currency translations as of the balance sheet dates) was declared to the former shareholders of Helpson which was not paid at December 31, 2005 and was subsequently converted to demand notes bearing interest at 2.25% according to the terms of the dividend. The Company paid these notes and the related accrued interest as discussed in Note 5. At December 31, 2008, the Company had other payable due to a shareholder in amount of $75,741 for expenses paid by the shareholder on behalf of the Company.

NOTE 11 – CONCENTRATIONS

For the year ended December 31, 2008, two customers accounted for 14% and 10% of sales, respectively. For the year ended December 31, 2007, three customers accounted for 21%, 20% and 12% of sales, respectively. At December 31, 2007, two customers accounted for 20% and 11% of accounts receivable, respectively. For the year ended December 31, 2008 purchases from three suppliers accounted for 27%, 26% and 19% of raw material purchases, respectively. For the year ended December 31, 2007, purchases from three suppliers made up 17%, 17% and 11% of raw material purchases, respectively.