Form 10-Q
period 2009-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-05-14
CIK 1106644

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the Quarterly Period Ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the Transition Period from _________ to _________

Commission file number: 000-29523

China Pharma Holdings, Inc.
(Exact name of registrant as specified on its charter)

Delaware	73 -1564807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2nd Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China	570216
(Address of principle executive offices)	(Zip Code)

0086-898- 66811730 (China)
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 13th, 2009, 42,278 ,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

China Pharma Holdings, Inc.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$5,151,882	$6,927,149
Trade accounts receivable, less allowance for doubtful
accounts of $5,248,353 and $4,474,175, respectively	41,046,443	36,008,095
Other receivables, less allowance for doubtful
accounts of $71,272 and $54,242, respectively	210,717	163,957
Advances to suppliers	2,752,786	3,031,694
Inventory	13,206,064	13,139,750
Deferred tax assets	585,159	461,596
Total Current Assets	62,953,051	59,732,241
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$1,596,729 and $1,483,267, respectively	7,158,787	6,738,368
Intangible assets, net of accumulated amortization of
$716,537 and $547,567, respectively	6,002,008	6,162,549
Advances for purchases of intangible assets and property
and equipment	4,312,403	2,838,679
Total Non-current Assets	17,473,198	15,739,596
TOTAL ASSETS	$80,426,249	$75,471,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,225,006	$1,049,268
Accrued expenses	48,421	56,075
Accrued taxes payable	1,155,812	1,170,003
Other payables	44,865	42,813
Advances from customers	723,345	693,178
Other payables - related parties	75,741	75,741
Short-term notes payable	2,483,347	2,480,231
Total Current Liabilities	6,756,537	5,567,309
Research and development commitments	36,520	36,474
Total Liabilities	6,793,057	5,603,783
Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares
authorized, 42,278,938 and 42,278,938 shares issued and
outstanding, respectively	42,279	42,279
Additional paid-in capital	21,066,338	21,066,338
Retained earnings	46,717,466	43,039,819
Foreign currency translation adjustment	5,807,109	5,719,618
Total Stockholders' Equity	73,633,192	69,868,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,426,249	$75,471,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months ended March 31,
	2009	2008

Revenue	$12,991,982	$11,717,045
Cost of revenue	7,063,227	5,909,768

Gross profit	5,928,755	5,807,277

Operating expenses:
Selling expenses	602,760	337,792
General and administrative expenses	488,047	342,818
Bad debt expense	774,932	472,975
Total operating expenses	1,865,739	1,153,585

Income from operations	4,063,016	4,653,692

Non-operating income (expenses):
Interest income	10,589
Interest expense	(38,236)	(45,273)
Total non-operating income (expense)	(27,647)	(45,273)

Income before income taxes	4,035,369	4,608,419
Income tax (expense) benefit	(357,722)	(417,878)
Net income	3,677,647	4,190,541

Other Comprehensive income - foreign currency translation adjustments	87,491	1,745,242
Comprehensive income	$3,765,138	$5,935,783

Basic and Diluted
Earnings per Share	$0.09	$0.11
Basic and Diluted
Weighted-Average Shares Outstanding	42,278,938	37,278,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$3,677,648	$4,190,541
Depreciation and amortization	258,021	162,779
Changes in assets and liabilities:
Trade accounts receivable	(4,992,389)	(5,343,190)
Other receivables	(46,549)	(44,977)
Advances to suppliers	1,211,004	1,275,939
Inventory	(49,800)	234,072
Deferred tax assets	(122,965)	--
Trade accounts payable	1,174,251	275,053
Accrued expenses	(7,723)	(7,001)
Accrued taxes payable	(15,659)	738,767
Other payables	2,004	(46,030)
Advances from customers	29,292	85,325
Net Cash from Operating Activities	1,117,135	1,521,278

Cash Flows from Investing Activities:
Purchase of property and equipment	(523,476)	(6,994)
Purchase of intangible assets	--	(418,079)
Advances for purchases of intangibles
and property and equipment	(2,376,453)	(1,918,791)
Net Cash from Investing Activities	(2,899,929)	(2,343,864)

Cash Flows from Financing Activity:
Payments of short term notes payable	--	(376,271)
Net Cash from Financing Activity	--	(376,271)

Effect of Exchange Rate Changes on Cash	7,527	50,539
Net Change in Cash	(1,775,267)	(1,148,318)
Cash and Cash Equivalents at Beginning of Period	6,927,149	1,830,335
Cash and Cash Equivalents at End of Period	$5,151,882	$682,017

Supplemental Cash Flow Disclosure:
Cash paid for interest	$38,236	$83,515
Cash paid for income taxes	560,935	--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of China Pharma Holdings, Inc. and its subsidiaries (the Company) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (Management) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – Through Hainan Helpson Medical & Biotechnology Co. Ltd., a wholly-owned subsidiary (Helpson), the Company manufactures and markets several Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (the PRC), through its marketing department located in Hainan Province. There are also nine other offices, with sales representatives in other provinces and cities throughout the PRC. Helpson's other operating activities include biochemical products, health products, and cosmetics.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of March 31, 2009 and 2008, potentially dilutive securities includes warrants outstanding to purchase a total of 2,969,607 and 1,202,941 shares, respectively, of Company common stock with exercise prices ranging from $2.38 to $3.60 per share. These potentially issuable shares were not included in the compensation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$9,857,879	$10,836,039
Work in process	14,154	111,867
Finished goods	3,334,031	2,191,844
Total Inventory	$13,206,064	$13,139,750

CHINA PHARMA HOLDINGS, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Permit of land use	$411,458	$410,942
Building	1,873,557	1,871,206
Plant, machinery and equipment	1,529,337	1,497,004
Motor vehicle	135,373	135,204
Office equipment	109,023	106,918
Construction in progress	4,696,768	4,200,361
Total	8,755,516	8,221,635
Less: accumulated depreciation	(1,596,729)	(1,483,267)
Property and Equipment, net	$7,158,787	$6,738,368

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	5

For the three months ended March 31, 2009 and 2008, depreciation expense was $111,582 and $103,203, respectively. Depreciation on construction-in-process begins once the asset has been put into service.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs on patents, trademarks, licenses, techniques and formulas. Intangible assets have a weighted-average remaining useful life of approximately 8.7 years. Amortization of intangible assets was $146,439 and $59,576 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 – SHORT-TERM NOTES PAYABLE

On December 24, 2008 the Company entered into a note payable for a line of credit with the bank collateralized by certain land use rights, buildings, machinery and equipment. The outstanding advance made under the line of credit was $2,483,347 and $2,420,894 at March 31, 2009 and December 31, 2008, respectively and bears interest at a rate of 6.372% and matures on November 23, 2009. The loan is personally guaranteed by Ms. Zhilin Li, the Company’s Chief Executive Officer. No additional compensation was paid to Ms. Li for her guarantee of the note payable.

NOTE 6 - INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities and their respective tax bases and any tax credit carry

CHINA PHARMA HOLDINGS, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $45 million at March 31, 2009. Those earnings, as well as the investment in Helpson of approximately $17 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in China, the Company will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2008	9%
2009	10%
2010	11%
2011	24%
2012 and after	25%

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company has outstanding warrants to purchase an aggregate of 2,969,607 shares of Company's common stock at exercise prices ranging from $2.38 to $3.60 per share which expire from January 29, 2010 through December 23, 2011.

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

CHINA PHARMA HOLDINGS, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 9 – CONCENTRATIONS

At March 31, 2009, one customer accounted for 10.9% of accounts receivable.

For the three months ended March 31, 2008, three customers accounted for 25.22%, 21.38% and 13.42% of sales, respectively.

For the three months ended March 31, 2009, purchases from two suppliers accounted for 29.1% and 26.8% of raw material purchases, respectively. For the three months ended March 31, 2008, purchases from two suppliers accounted for 58.76%, and 28.70% of raw material purchases, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with China Pharma Holdings, Inc.'s (“China Pharma” or “the Company) consolidated financial statements and related notes included elsewhere in this Current Report on Form 10-Q.

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

1.    Business Overview

China Pharma Holdings, Inc. is a rapidly growing specialty pharmaceutical company that develops, manufactures, and markets treatments for a wide range of high incidence and high mortality conditions in China, including cardio and cerebral vascular, Central Nervous System (CNS), infectious, and digestive diseases. The Company's cost-effective, high margin business model is driven by market demand and supported by 8 scalable GMP (good manufacturing practice)-certified production lines covering the major dosage forms. In addition, the Company has a broad and expanding distribution network across 30 provinces, municipalities and autonomous regions in China and possesses strong research and development resources from numerous well-established collaborations with prestigious universities. The Company is registered in Delaware, USA. Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), located in Haikou City in Hainan Province, China, is a wholly owned subsidiary of China Pharma Holdings, Inc.

Proven Record of Success

•	2008: granted GMP 5-year re-certification

•	January 2008: Bumetanide was approved by the SFDA and taken to market

•	May 2008: completed $10 million PIPE financing

•	Second half of 2008: began Dry Powder Capacity expansion

•	October 2008: New antibiotic formula received SFDA approval to enter clinical trials, clinical trials initiated

•	January 2009: Liver disease product, Tiopronin, received SFDA production approval

•	February 2009: Anti-hypertension drug, Candesartan, received SFDA approval to enter clinical trials, clinical trials initiated

Strategy for Growth – We are positioned in a rapidly growing industry with leading branded off-patent (generic) products. Directed by market needs, we combine our manufacturing expertise with strategic R&D alliances and co-operation with laboratories, to promote new and improved products targeting China’s most prevalent diseases such as CNS disease, cardio-/cerebral vascular disease, digestive disease, and infectious diseases. In addition, we produce medicine in a variety of forms which target specific patient groups, and develop new or improved dosage-forms of existing products. Through strategic merger and acquisition (M&A) and through capitalization of this fragmented market, we will improve our product portfolio and push our integrated growth, maintain and develop new marketing channels, and use our existing retailing network in the newly expanded market to raise our overall market share.

Strong Revenue Growth and High Margins - We have experienced a compounded, annual growth-rate of over 68% in sales of our therapeutics since 2003. Our Gross Profit Margin remained at 45%-55%. We are able to compete in this highly fragmented pharmaceutical industry through our diversified therapeutics line, cost control and strong sales network. Our experienced management team, market insights, and strong R&D resources enable us to develop and launch new and improved generic products based on market demand.

2.    Recent Development

As of March 31st, 2009, in addition to the 19 products and 30 specifications that we have in the market, our Tiopronin drug for hepatitis B received State Food and Drug Administration (SFDA) approval for production in January 2009. The newly approved product “Tiopronin Enteric-Coated Capsule” has less harmful side effects on the stomach which makes it more likely for wide use. Our new product thus has better differentiation and competitive advantage. We expect to launch the product in the second quarter of 2009. Additionally, we have eight other new products in different developmental stages. Two products passed SFDA technical review and entered clinical trials (3 phases of clinic trials for an innovative anti-drug resistance antibiotic for the indication of the third generation “Cephalosporin” which is expected to take approximately two and half years to complete, and the clinic trials initiated in early 2009 for our anti-hypertension product Candesartan). Two other products indicated for Gastric Ulcer and Alzheimer disease are waiting for the SFDA approval for production.

3.   Market Trends

The growth of China’s pharmaceutical market is driven by China’s rapid economic growth, the highest in economic history. Increased healthcare spending by the Chinese Government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the resulting increase in age-related disorders; the urban migration of the population; and improved awareness of self-health care. According to Intercontinental Marketing Services (IMS) forecasts, China will become the seventh largest pharmaceutical market in the world in 2009 and the second largest in 2020, with a market capacity of US$220 billion.

The recent healthcare reform program announced by the Chinese Government will have real and significant impact on all healthcare related industries in China, including the pharmaceutical industry. While the plans are still in draft format, we think the principal strategy is fairly clear. Over all, the government plans to provide a basic “universal” healthcare system to all citizens of China. Pharmaceutical companies will be impacted most by the proposed Essential Drug List on which the government will publish the most often used drugs. It is assumed that there will be strict price control on these basic drugs, although the volume of sales will likely increase. We believe the effect of the reform will be significant if not immediate. We are making ourselves more nimble and are ready to adjust our marketing and product strategy according to the new environment when it becomes a reality. We are adjusting our sales and marketing strategy, to further penetrate the lower-tier healthcare facilities market which is one of the focuses of the current healthcare reform.

4.    Results of Operations

The following table presents the results of operations of the Company for the three months ended March 31, 2009 and March 31, 2008; both are given in USD.

	Three Months Ended March 31st
	2009	2008
Revenue	12,991,982	11,717,045
Cost of Revenue	7,063,227	5,909,768
Gross profit	5,928,755	5,807,277
Selling expenses	602,760	337,792
General and administrative expenses	488,047	342,818
Bad debt expense	774,932	472,975
Income from operations	4,063,016	4,653,692
Interest income	10,589	--
Interest expense	(38,236)	(45,273)
Income tax (expense) benefit	(357,722)	(417,878)
Net income	3,677,647	4,190,541

Revenue

We generated approximately $13 million revenue for the three months ended March 31, 2009, an increase of $1.27 million, which is a 10.9% increase compared to $11.72 million of the corresponding period in 2008. The rise in revenue was due to both increase sales of existing products as well as expanding sales from new products. In the first quarter of 2009, Clarithromycin continued its strong growth pace, producing revenue of $809,500 (6.23% of total Q1 Revenue), which is an increase of 57% from the same period last year. In addition to Clarithromycin, other major revenue producers for the quarter were Roxithromycin which brought in revenue of $953,292 (7.34% of total) an increase of 51% from last year, and Alginic Sodium Diester which produced $714,339 in revenue (5.5% of total) showing a year over year increase of 43%.

While we saw both new and existing product sales increasing compared to a year ago, our 2009 first quarter performance was offset by uncertainty related to China’s healthcare reform plan, as bulk buyers delayed purchase orders in anticipation of lower pricing and subsidies from the new insurance catalogue and essential drug list, which are not yet published.  In addition, management believes that the unusually early Chinese New Year in January of 2009 caused some sales to occur at the end of 2008, rather than 2009. The earlier than usual Chinese New Year appears to have prompted some hospitals to complete orders early before going on holiday vacation during the early to middle of January. The third reason for our first quarter performance was the fact that the global financial/economic crisis hit China the hardest during late Q4 of 2008 and Q1 of 2009. Many export-oriented factories went out of business, and farmer workers went back home. This had an effect of slower hospital traffic in some of the regions covered by China Pharma. Management sees the results of Q1 as an anomaly and is already seeing the trend reversing during late Q1 and early Q2.

Cost of Revenue

For the three months ended March 31, 2009, Cost of Revenue was approximately $7.06 million or 54% of total revenue, compared to the corresponding period of 2008, which was $5.91 million or 50% of total revenue. The higher total cost of revenue was mainly due to a higher volume of lower margin products sold.

Gross Profit

Gross Profit for the three months ended March 31, 2009 was $5.93 million, or 45.6% of total revenue. It has increased by 2.09%, or $0.12 million, compared to $5.81 million or 49.6% of total revenue of the first quarter of 2008. The lower gross margin in the first quarter of 2009 was mainly due to a higher volume of lower margin products sold.

Selling Expense

The selling expense of the three months ended March 31, 2009 was approximately $0.6 million, an increase of approximately $0.26 million, or 78%, compared to approximately $0.34 million of the three months ended March 31, 2008. The main reason for this increase was our investing in our distribution channels and marketing of our products.

G & A Expenses

The general and administrative expenses of the three months ended March 31st, 2009 has increased to approximately $0.49 million, an increase of $0.15 million, or 42%, compared to $0.34 million of the same period of 2007. The main reason for this increase was the expansion of our business which causes expenditure on each item to correspondingly rise.

Collection of Bad Debt

For the three months ended March 31, 2009, bad debt expense was approximately $0.77 million compared to $0.47 million for the three months ended March 31st, 2008. This is an increase of 64%.

As to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals are a normal phenomenon. Over 90% of our drugs are sold to state-owned hospitals, which creates seemingly slow collections of our trade receivables. Since they are backed by the government, all the deferred payments from state-owned hospitals are secure and will eventually be collected and have been in the past..

Following conservative, US GAAP accounting principles, we accrue an allowance for doubtful receivables. The percentage of trade receivables that is deemed doubtful is as follows: 100% after 720 days; 50% after 360 days; and 7.5% up to 360 days. During the 15 years of operating history, the company has never had any uncollected receivables.

Income from Operation

The operating income for the three months ended March 31, 2009 is approximately $4.06 million, compared to $4.65 million of the same period of 2008, a decrease of $0.59 million, or 12.7%. The main reasons for the lower number were increases in selling expenses and bad debt expenses.

Interest Income

The interest income for the three months ended March 31, 2009 is $10,589 from our bank deposit. We did not have interest income during the first quarter of 2008.

Interest Expense

Interest expense for the three months ended March 31, 2009 is approximately $38,236, compared to $45,273 of the same period of 2008. The main reason is the payment on the company’s working capital loan during first quarter 2008, leading to a corresponding reduction in the interest on the loan.

Income Tax Expense

Enterprise income tax expense for the three months ended March 31, 2009 was $357,722, while the first quarter 2008 income tax expense was $417,878. We have been granted a ‘tax holiday’ with a favorable rate of 50% of the tax rate. This year we pay our enterprise income tax at the rate of 10% while our tax rate in 2008 was 9%.

Net Income

The net income for the three months ended March 31, 2009, excluding the effect of foreign exchange transactions, was approximately $3.68 million, which was $0.51 million lower than that for the three months ended March 31, 2008, of approximately $4.19 million. It has decreased by 12.24%. For the three months ended March 31, 2009, earnings per common share decreased 22.6% to $0.09 per share compared to $0.11 per share for the three months ended March 31, 2008. The decrease was due to lower total net income and increase in issued shares in the first quarter of 2009 compared to the same period in 2008.

5.    Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, notes payable from local commercial banks and proceeds from our May 2008 PIPE offering our equity units. As of March 31, 2009, cash and cash equivalents were $5,151,882, a decrease of $1,775,267 from $6,927,149 as of December 31, 2008. This was primarily due to our investing activities being more than the cash generated from operating activities.

Based on our current operating plan, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

	Three Months Ended March 31st
	2009	2008
Net cash provided by / (used in) operating activities	1,117,135	1,521,278
Net cash used in investing activities	(2,899,929)	(2,343,864)
Net cash provided by financing activities	--	(376,271)
Effect of exchange rate change on cash	7,527	50,539
Net increase in cash and cash equivalents	(1,775,267)	(1,148,318)
Cash and cash equivalents, beginning balance	6,927,149	1,830,335
Cash and cash equivalents, ending balance	5,151,882	682,017

Operating Activities:

Net Cash provided by operating activities was $1,117,135 in the quarter ended March 31, 2009 compared to $1,521,278 for the same period in 2008, a decrease of $404,143. The difference was mostly due to the lower net income for the first three months in 2009.

Investing Activities:

Net cash used in investing activities in the three months ended March 31, 2009 was $2,899,929, mainly for our investment in a number of new drug formulas during the first three months of 2009. This is an increase of $556,065 from the same period in 2008 of $2,343,864.

Financing Activities:

We did not have any financing activities during the three months ended March 31, 2009.

6.   Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2009.

7.   Commitments

At March 31, 2009, the Company had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

8.   Recently Enacted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risks

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective. At the same time, we acknowledge the existence of significant internal control deficiencies discussed below under “Management’s Report on Internal Control over Financial Reporting.”

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

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making its assessment, management used the criteria described in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. The following significant deficiencies have been identified and included in our management's assessment as of March 31, 2009:

1)	We did not maintain an effective internal audit function due to the lack of qualified internal auditors who are familiar with internal audit and U.S.GAAP (the Generally Accepted Accounting Principles in the United States), and we did not implement adequate or properly supervise significant internal control deficiencies that were or could have been detected or prevented.

2)	We did not maintain effective controls over the financial reporting processes due to an insufficient complement of internal personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our financial requirements

The company has taken the following measures to improve our internal controls:

1)

We have hired the services of an accounting from the U.S. who has relevant accounting experience, skills and knowledge in the preparation of financial statements under the requirements of U.S. GAAP and financial reporting disclosure under the requirement of SEC rules;

2)

The company has hired a new CFO, Mr. Waung, in April of 2009 who has rich U.S. GAAP experience, and under his instruction, the company plans to train up our staff internally to standardize the internal preparation of financial statements, audition and disclosure processes, keep sufficient evidence for the preparation of financial reports subject to U.S. GAAP, and for all purpose of consummating Company’s preparation of financial reports and control of disclosures;

3)	In addition, we plan to hire an experienced internal audit supervisor to lead the specific internal audit function recently.

Changes in Internal Controls over Financial Reporting

Expect for the foregoing emendating measures which the company plans to conduct, during the first quarter of the fiscal year of 2009, there is no significant change or factors which may result in significant change incurred in the Internal Controls over Financial Reporting.

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

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed herewith:

31.1 – Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Pharma Holdings, Inc.

Dated: March 14, 2009	By: /s/ Zhilin Li
Zhilin Li
Chief Executive Officer,
President and Director

Dated: March 14, 2009	By: /s/ Frank Waung
Frank Waung
Chief Financial Officer