Form 10-K/A
period 2007-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-06-24
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

(Amendment No.2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 16,524,921 and $33,380,340.42, respectively. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purpose.

As of March 26, 2008, there were 37,278,938 shares of Common Stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No.2”) to amend the annual report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended by Amendment No.1 on Form 10-KSB/A filed with the SEC on March 12, 2009 (the “Amendment No. 1”), to amend Item 8A of Form 10-KSB (Item 9A of this Amendment No. 2) “Controls and Procedures” as it relates to disclosure controls and procedures.

In addition, we are also including a currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment No.2 as Exhibits 31.1, 31.2, 32.1and 32.2.

Except as set forth below, this Amendment No. 2 does not modify, amend or update in any way any other items or disclosure in the Form 10-KSB and Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the original Form 10-KSB and other than as specifically reflected in this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-KSB and the Amendment No. 1.

Part II

Item 9A - Controls and Procedures

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

Our management under the supervision of the Chief Executive Officer and the Chief Financial Officer has conducted an evaluation of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria described in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the framework in Internal Control Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

The management’s assessment of internal controls over financial reporting was not subject to auditor attestation as of December, 31 2007 pursuant to temporary rules of the Securities and Exchange Commission. Accordingly, this Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

art IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (3)
3.1	Memorandum and Articles of Association. (4)
3.2	Articles of Association of Helpson Medical & Biotechnology Co., Ltd. (3)
3.3	Amended and Restated Bylaws (incorporated by reference to our report on Form PRE 14C filled on June 27, 2008)
10.1	Stock Purchase Agreement by and among Halter Financial Group Inc. dated May 11, 2005 filed on May 11, 2005. (1)
10.2	Subscription Agreement by and among Onny Investment Limited stockholders. (3)
10.3	Employment Contract between Helpson and Zhilin Li dated July 1, 2005. (5)
10.4	Employment Contract between Helpson and Xinhua Wu dated July 1, 2005. (5)
10.5	Employment Contract between Helpson and Jian Yang dated July 1, 2005 (5)
10.6	Subscription and Registration Rights Agreement among China Pharma Holdings, Inc. and 17 investors (6)
10.7	Form of Warrant (6)

10.8	Supply Contract entered into between Hainan Helpson Medicine and Biotechnology Co. Ltd. and Sichuan Chengxin Pharmaceutical Company (7)
10.9	Supply Contract entered into between Hainan Helpson Medicine and Biotechnology Co. Ltd. and Anhui Fuyang Xinte Pharmaceutical Company (7)
10.10	Supply Contract entered into between Hainan Helpson Medicine and Biotechnology Co. Ltd. and Anhui Fuyang Xinte Pharmaceutical Company (7)
10.11	Sales Contract entered into between Hainan Helpson Medicine and Biotechnology Co. Ltd. and Hainan Xinglin Medicine Company (7)
10.12	Lease Agreement entered into between Hainan Helpson Medical and Biotechnology Co., Ltd. and Hainan Zhongfu Going-abroad Personnel Service Center, and Housing Rent Adjustment Notice (8)
16.1	Letter regarding Change in the Certified Accountant dated August 15 , 2005. (2)
21	Subsidiaries of China Pharma Holdings, Inc. filed on October 20, 2005. (4)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewithin

(1)	Previously filed as an exhibit to our report on Form 8-K (Commission File Number: 000-29523) filed with the Commission on May 11, 2005.

(2)	Previously filed as an exhibit to our report on Form 8-K (Commission File Number: 000-29523) filed with the Commission on August 18, 2005.

(3)	Previously filed as an exhibit to our report on Form SB-2 (Commission File Number: 333-129161) filed with the Commission on October 20, 2005.

(4)	Previously filed as an exhibit to our report on Form SB-2 (Commission File Number: 333-129161) filed with the Commission on December 23, 2005.

(5)	Previously filed as an exhibit to our report on Form 10-QSB (Commission File Number: 000-29523) filed with the Commission on November 16, 2006.

(6)	Previously filed as an exhibit to our report on Form 8-K (Commission File Number: 000-29523) filed with the Commission on February 6, 2007.

(7)	Previously filed as exhibits to our report on Form 10-KSB (Commission File Number: 000-29523 ) filed with the Commission on March 31, 2009.

(8)	Previously filed as an exhibit to our report on Form 10-KSB/A (Commission File Number: 000-29523 ) filed with the Commission on March 12, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

China Pharma Holdings, Inc.

Dated: June 24, 2009	By: /s/ Zhilin Li
Zhilin Li,
Director, Chief Executive Officer, and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: June 24, 2009	By: /s/ Zhilin Li
Zhilin Li,
Director, Chief Executive Officer, and President

Dated: June 24, 2009	By: /s/ Frank Waung
Frank Waung
Chief Financial Officer

Dated: June 24, 2009	By: /s/ Gene Michael Bennett
Gene Michael Bennett,
Director

Dated: June 24, 2009	By: /s/ Yingwen Zhang
Yingwen Zhang,
Director

Dated: June 24, 2009	By: /s/ Baowen Dong
Baowen Dong,
Director