Form 10-Q/A
period 2008-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-06-24
CIK 1106644

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment No. 2”) to amend the quarterly report on Form 10-QSB for the quarterly period ended March 31, 2008, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 12, 2009 (the “Amendment No. 1”), to amend Item 3 of Form 10-QSB (Item 4 of this Amendment No. 2) “Controls and Procedures” as it relates to disclosure controls and procedures.

In addition, we are also including a currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1and 32.2.

Except as set forth below, this Amendment No. 2 does not modify, amend or update in any way any other items or disclosure in the Form 10-QSB and Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the original Form 10-QSB and other than as specifically reflected in this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-QSB and the Amendment No. 1.

PART I FINANCIAL INFORMATION

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

PART II. OTHER INFORMATION

Item 6 - Exhibits

(a)	Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1 – Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Pharma Holdings, Inc.

Dated: June 24, 2009	By: /s/ Zhilin Li
Zhilin Li
Chief Executive Officer,
President and Director

Dated: June 24, 2009	By: /s/ Frank Waung
Frank Waung
Chief Financial Officer

4