Form 10-Q/A
period 2008-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2009-06-24
CIK 1106644

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

As of June 30, 2008, 42,27 8,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment No. 2”) to amend the quarterly report on Form 10-QSB for the quarterly period ended June 30, 2008, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 12, 2009 (the “Amendment No. 1”), to amend Item 3 of Form 10-QSB (Item 4 of this Amendment No. 2) “Controls and Procedures” as it relates to disclosure controls and procedures.

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