Form 10-Q/A
period 2008-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2009-06-24
CIK 1106644

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

As of September 30, 2008, 42,278 ,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment No. 2”) to amend the quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on March 12, 2009 (the “Amendment No. 1”), to amend Item 4 of Form 10-Q “Controls and Procedures” as it relates to disclosure controls and procedures.

In addition, we are also including a currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1and 32.2.

Except as set forth below, this Amendment No. 2 does not modify, amend or update in any way any other items or disclosure in the Form 10-Q and Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the original Form 10-Q and other than as specifically reflected in this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-Q and the Amendment No. 1.

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