Form 10-K/A
period 2008-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-06-24
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

As of March 12, 2008, there were 42,278,938 shares of Common Stock issued and outstanding.

DOCUMENT INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

The registrant filed a Form 10-K on March 17, 2009.   The registrant is filing this Amendment No. 1 to Form 10-K with the SEC: 1) to amend Item 9A-Controls and Procedures; and 2) to amend Exhibits 10.7 and 10.8 due to some translation mistakes in those exhibits of the original Form 10-K.

In addition, we are also including a currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Amendment as Exhibits 31.1, 31.2, 32.1and 32.2.

Except as set forth below, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K. This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in the Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

Part II

Item 9A - Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2008.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There have been changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The changes to our internal controls over financial reporting are as follows:

•	We have a functioning audit committee
•	We have hired internal auditors, but not a fully-implemented internal audit department.
•	We have hired an SEC reporting consultant with expertise in US GAAP.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
3.1	Memorandum and Articles of Association. (incorporated by reference to the registration statement on Form SB-2 filed on December 23, 2005, as amended)
3.2	Articles of Association of Helpson Medical & Biotechnology Co., Ltd. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)

3.3	Amended and Restated Bylaws (incorporated by reference to our report on Form PRE 14C filled on June 27, 2008)
10.1	Stock Purchase Agreement by and among Halter Financial Group Inc. dated May 11, 2005 filed on May 11, 2005. (incorporated by reference to our current report on Form 8-K filed on May 11, 2005)
10.2	Subscription Agreement by and among Onny Investment Limited stockholders. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
10.3	Employment Contract between Helpson and Zhilin Li dated July 1, 2005. (i ncorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.4	Employment Contract between Helpson and Xinhua Wu dated July 1, 2005. (i ncorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.5	Employment Contract between Helpson and Jian Yang dated July 1, 2005 (i ncorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.6	Engagement Letter of Gene Micheal Bennett
10.7*	Engagement Letter of Yingwen Zhang
10.8*	Engagement Letter of Baowen Dong
10.9	Subscription and Registration Rights Agreement among China Pharma Holdings, Inc. and 17 investors (incorporated by reference to our current report on Form 8-K filed on February 6, 2007)
10.10	Form of Warrant (incorporated by reference to our current report on Form 8-K filed on February 6, 200 7)
10.11	Securities Purchase Agreement, dated May 27, 2008, by and among China Pharma Holding, Inc. and the investors (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.12	Registration Rights Agreement, dated May 27, 20008, by and among China Pharma Holding, Inc. and the investors (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.13	Form of Warrant, dated May 27, 2008 (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.14	Form of Warrant issued to Roth Capital Partners, LLC, dated May 30, 2008
10.15	Forms of Warrant issued to FirsTrust Group Inc., dated June 24, 2008 (incorporated by reference to our current report on Form 8-K filed on June 27 , 2008)
10.16	Forms of Warrant issued to Hayden Communications International, Inc., dated June 24, 2008 ( incorporated by reference to our current report on Form 8-K filed on June 27, 2008)
10.17	Forms of Warrant issued to Hayden Communications International, Inc., dated December 24, 2008 (incorporated by reference to our current report on Form 8-K filed on December 29, 2008)
10.18	Supply Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Hainan Xinxin Biotechnology Co., Ltd.
10.19	Supply Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Anhui Fuyang Xinte Pharmaceutical Company

10.20	Sales Contract entered into between Helpson Medical & Biotechnology Co., Ltd. and Hainan Xinglin Medicine Company
10.21*	Sales Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
10.22

Lease Agreement entered into between Helpson Medical & Biotechnology Co., Ltd. and Hainan Zhongfu Going-abroad Personnel Service Center, and Housing Rent Adjustment Notice (incorporated by reference to the quarterly report on Form 10-KSB filed on March 12, 2009, as amended)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the registration statement on Form S-1 filed on July 11, 2008)
16.1	Letter regarding Change in the Certified Accountant dated August 15 , 2005. (incorporated by reference to our current report on Form 8-K filed on August 18, 2005)
21	Subsidiaries of China Pharma Holdings, Inc. filed on October 20, 2005. (incorporated by reference to the registration statement on Form SB-2 filed on December 23, 2005, as amended)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter

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