Form 10-Q/A
period 2009-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2009-06-24
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of March 31, 2009, 42,278 ,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

The registrant filed a Form 10-Q on May 14, 2009.   The registrant is filing this Amendment No. 1 to Form 10-Q with the SEC to amend the following: Item 4. Controls and Procedures as it relates to disclosure controls and procedures.

In addition, we are also including a currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1and 32.2.

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