Form 10-Q
period 2009-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2009-08-11
CIK 1106644

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 10, 2009, 42,278,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

China Pharma Holdings, Inc.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,642,801	$6,927,149
Trade accounts receivable, less allowance for doubtful
accounts of $5,248,967 and $4,474,175, respectively	42,854,941	36,008,095
Other receivables, less allowance for doubtful
accounts of $5,257 and $54,242, respectively	90,060	163,957
Advances to suppliers	2,332,025	3,031,694
Inventory	14,874,358	13,139,750
Deferred tax assets	577,965	461,596
Total Current Assets	64,372,150	59,732,241
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$1,709,868 and $1,483,267, respectively	6,755,629	6,738,368
Intangible assets, net of accumulated amortization of
$904,317 and $547,567, respectively	8,145,249	6,162,549
Advances for purchases of intangible assets and property
and equipment	6,655,560	2,838,679
Total Non-current Assets	21,556,438	15,739,596
TOTAL ASSETS	$85,928,588	$75,471,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,476,675	$1,049,268
Accrued expenses	59,284	56,075
Accrued taxes payable	1,090,162	1,170,003
Other payables	50,683	42,813
Advances from customers	730,848	693,178
Other payables - related parties	75,741	75,741
Short-term notes payable	2,483,637	2,480,231
Total Current Liabilities	7,967,030	5,567,309
Long term research and development commitments	36,524	36,474
Total Liabilities	8,003,554	5,603,783
Stockholders' Equity:
Common stock, $0.001 par value; 60,000,000 shares
authorized; 42,278,938 shares issued and outstanding	42,279	42,279
Additional paid-in capital	21,066,338	21,066,338
Retained earnings	51,003,610	43,039,819
Accumulated comprehensive income - foreign currency translation adjustment	5,812,807	5,719,618
Total Stockholders' Equity	77,925,034	69,868,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,928,588	$75,471,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Revenue	$13,601,355	$11,278,803	$26,593,337	$22,995,848
Cost of revenue	7,681,845	5,325,992	14,745,072	11,235,760

Gross profit	5,919,510	5,952,811	11,848,265	11,760,088

Operating expenses:
Selling expenses	603,924	456,630	1,206,684	794,422
General and administrative	553,607	565,772	1,041,654	914,165
Bad debt expense, net of recoveries	(40,147)	612,413	734,785	1,079,813
Total operating expenses	1,117,384	1,634,815	2,983,123	2,788,400

Income from operations	4,802,126	4,317,996	8,865,142	8,971,688

Non-operating income (expenses):
Interest income	10,720	5,035	21,309	5,035
Interest expense	(40,471)	(50,440)	(78,707)	(95,713)
Total non-operating income (expense)	(29,751)	(45,405)	(57,398)	(90,678)

Income before taxes	4,772,375	4,272,591	8,807,744	8,881,010
Income tax expense	(486,231)	(235,292)	(843,953)	(653,170)

Net income	$4,286,144	$4,037,299	$7,963,791	$8,227,840

Basic and diluted earnings per share	$0.10	$0.10	$0.19	$0.22

Basic and diluted weighted average shares outstanding	42,278,938	38,982,235	42,278,938	38,130,586

Net income	$4,286,144	$4,037,299	$7,963,791	$8,227,840
Foreign currency translation adjustments	5,698	974,800	93,189	2,720,042
Comprehensive income	$4,291,842	$5,012,099	$8,056,980	$10,947,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$7,963,791	$8,227,840
Depreciation and amortization	558,866	332,077
Compensation paid with warrants	--	120,042
Changes in assets and liabilities:
Trade accounts receivable	(6,798,955)	(7,358,577)
Other receivables	74,139	(371,696)
Advances to suppliers	703,994	(3,231,357)
Inventory	(1,716,958)	390,430
Deferred tax assets	(115,762)	(171,030)
Trade accounts payable	2,426,525	282,790
Accrued expenses	3,133	(117,176)
Accrued taxes payable	(81,466)	852,319
Other payables	7,819	(57,543)
Advances from customers	36,727	216,039
Net Cash from Operating Activities	3,061,853	(885,842)

Cash Flows from Investing Activities:
Purchase of property and equipment	(232,624)	(16,683)
Purchase of intangible assets	(2,308,941)	(424,170)
Advances for purchases of intangibles
and property and equipment	(3,813,857)	(2,269,286)
Net Cash from Investing Activities	(6,355,422)	(2,710,139)

Cash Flows from Financing Activity:
Proceeds from sale of common stock and warrants		9,268,938
Payments of short term notes payable	--	(381,753)
Net Cash from Financing Activity	--	8,887,185

Effect of Exchange Rate Changes on Cash	9,221	(84,465)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,284,348)	5,206,739
Cash and Cash Equivalents at Beginning of Period	6,927,149	1,830,335
Cash and Cash Equivalents at End of Period	$3,642,801	$7,037,074

Supplemental Cash Flow Disclosure:
Cash paid for interest	$85,429	$143,893
Cash paid for income taxes	1,115,831	422,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – Through Hainan Helpson Medical & Biotechnology Co. Ltd., a wholly-owned subsidiary (Helpson), the Company manufactures and markets a diverse product portfolio of Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (the PRC), through its marketing department located in Hainan Province. There are also sixteen other offices, with sales representatives in other provinces and cities throughout the PRC.

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

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of June 30, 2009 and 2008, potentially dilutive securities includes warrants outstanding to purchase a total of 2,969,607 shares and 2,952,941 shares, respectively, of Company common stock with exercise prices ranging from $2.38 to $3.60 per share. These potentially issuable shares were not included in the compensation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$7,982,606	$10,836,039
Work in process	145,071	111,867
Finished goods	6,746,681	2,191,844
Total Inventory	$14,874,358	$13,139,750

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Permit of land use	$411,506	$410,942
Buildings	2,226,967	1,871,206
Plant, machinery and equipment	4,521,229	1,497,004
Motor vehicle	135,389	135,204
Office equipment	117,600	106,918
Construction in progress	1,052,806	4,200,361
Total	8,465,497	8,221,635
Less: accumulated depreciation	(1,709,868)	(1,483,267)
Property and Equipment, net	$6,755,629	$6,738,368

Construction in progress consists of machinery and construction supplies that have been paid for, but are not yet completed and placed into production. Once the machinery is working or the facility in use, it is moved into plant, machinery and equipment and depreciated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Buildings	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	5

For the six months ended June 30, 2009 and 2008, depreciation expense was $224,615 and $201,645, respectively. Depreciation on construction-in-process begins once the asset has been put into service.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents, trademarks, licenses, techniques and formulas. Amortization of intangible assets was $334,250 and $130,432 for the six months ended June 30, 2009 and 2008, respectively. SFDA-certified medical formulas are amortized over the expected life of the related medicine once production and sales commence.

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the independent laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of the medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (the SFDA) to sell the generic medicines. Costs incurred under the contracts for SFDA certification are capitalized as advances for purchases of intangible assets. Under the terms of each contract, the Company is required to make progress payments to the laboratory; however, the payments are fully refundable in the event that the laboratory fails to obtain SFDA certification of the generic medicine under the contract.

The Company is also increasing production capabilities with new machinery and facilities. As is common in the PRC, the Company prepays for much of the machinery and construction supplies. The prepayments are capitalized as advances for purchases of property and equipment until the construction begins or the machinery is delivered to the Company.

NOTE 6 – SHORT-TERM NOTES PAYABLE

On December 24, 2008 the Company entered into a note payable for a line of credit with the bank collateralized by certain land use rights, buildings, machinery and equipment. The outstanding advance made under the line of credit was $2,483,637 and $2,420,894 at June 30, 2009 and December 31, 2008, respectively, bears interest at a rate of 6.372% and matures on November 23, 2009. The loan is personally guaranteed by Ms. Zhilin Li, the Company’s Chief Executive Officer. No additional compensation was paid to Ms. Li for her guarantee of the note payable.

NOTE 7 - INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $48.4 million at June 30, 2009. Those earnings, as well as the investment in Helpson of approximately $17 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

NOTE 8 - STOCKHOLDERS' EQUITY

The Company has outstanding warrants to purchase an aggregate of 2,969,607 shares of Company's common stock at exercise prices ranging from $2.38 to $3.60 per share, which expire from January 29, 2010 through December 23, 2011.

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

NOTE 10 – CONCENTRATIONS

At June 30, 2009, one customer accounted for 12.0% of accounts receivable.

For the six months ended June 30, 2009, three customers accounted for 23.6%, 18.1% and 12.6% of sales, respectively. For the six months ended June 30, 2008, three customers accounted for 16.8%, 13.7% and 10.3% of sales, respectively.

For the six months ended June 30, 2009, purchases from three suppliers accounted for 35.1%, 32.1% and 15.0% of raw material purchases, respectively. For the six months ended June 30, 2008, purchases from three suppliers accounted for 29.1%, 29.1% and 23.70% of raw material purchases, respectively.

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

1.    Business Overview

China Pharma Holdings, Inc. is a fast growing specialty pharmaceutical company dedicated to providing high-quality branded and branded-generic products for a wide range of high incidence and high mortality conditions in China. We have a strong focus on bringing new and generic medicines to market through in-house R&D and also through purchasing of medical formulas with many institutions. Over the past 15 years we have successfully commercialized 19 products with approvals from the SFDA.

Our diverse portfolio includes products for treatment of central nervous system diseases, cerebral and cardio vascular disorders, infectious diseases and respiratory and digestive illnesses. The Company's cost-effective, high margin business model is driven by market demand and supported by eight scalable Goods Manufacturing Practice (GMP) certified production lines covering our major dosage forms or products. Our broad and expanding distribution network covers 30 provinces, municipalities and autonomous regions in China. Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), located in Haikou City in Hainan Province, China, is the main operating unit and a wholly owned subsidiary of China Pharma Holdings, Inc. The Company is registered in Delaware, USA.

Proven Record of Success

◆	2008: granted GMP 5-year re-certification
◆	January 2008: Bumetanine was approved by the SFDA and taken to market
◆	May 2008: completed $10 million PIPE financing
◆	Second half of 2008: began Dry Powder Capacity expansion
◆	October 2008: New antibiotic formula received SFDA approval to enter clinical trials
◆	January 2009: Liver disease product, Tiopronin, received SFDA production approval
◆	February 2009: Anti-hypertension drug, Candesartan, received SFDA approval to enter clinical trials
◆	June 2009: Rosuvastatin (a generic form of Crestor, for indication of high blood cholesterol level), received SFDA approval to enter clinical trials.

Strategy for Growth – We are positioned in a rapidly growing industry in the fastest growing economy in the world. Furthermore, the recently announced Healthcare Reform in China implies significant additional revenue opportunities for pharmaceutical enterprises supported by government initiatives. The increase in demand from these sources should allow us to grow organically at a healthy pace. In addition, the new products from our pipeline (such as the generic version of Crestor) presents us with growth opportunities once these products come on line. Finally, the Healthcare Reform will change the current landscape of the Chinese pharmaceutical industry which we think will create many attractive acquisition opportunities. We plan to use these opportunities to the fullest extent possible and hope to continue our rate of growth in the future.

Strong Revenue Growth and High Margins - We have experienced a compounded, annual growth-rate of over 68% in sales of our therapeutics since 2003. Our historical gross profit margin has been at 40%-50%. Our comparatively flat marketing and selling network and distribution system has enabled us to keep our net income margin (net income as a percentage of total revenue) at between 30%-40%. We are able to compete in the highly competitive pharmaceutical industry through our diversified product line, cost control measures and a strong sales network. Our experienced management team, market insights, and strong, in-house and collaborative third-party research resources enable us to develop and launch new and improved generic products based on market demand.

2.   Recent Developments

As announced previously, we launched Tiopronin, our new drug for hepatitis, during this quarter. So far the sales pace of Tiopronin is progressing as planned, generating approximately $500,000 in revenue during the second quarter (Q2). During the quarter we also announced that China Pharma entered into a purchase contract for Rosuvastatin, a generic form of Crestor for treating high cholesterol levels in patients with Hyperlimidemia that has been accepted for clinical trials. Because of the large number of patients currently suffering from high cholesterol, we anticipate that the market will be strong for this product. We anticipate the trial will be completed mid-year 2010.

We made significant improvement in our account receivable collections during the second quarter compared to the previous quarter. While our accounts receivable remain quite large at the present time, collections continue to be a focus of management and we expect further improvement in the quarters ahead.

3.   Market Trends

The growth of China’s pharmaceutical market is driven by China’s rapid economic growth. Increased healthcare spending by the Chinese Government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the resulting increase in age-related disorders; the urban migration of the population; and improved awareness of self-health care. According to Intercontinental Marketing Services (IMS) forecasts, China will become the seventh largest pharmaceutical market in the world in 2009 and the second largest in 2020, with a market capacity of $220 billion.

The recent healthcare reform program announced by the Chinese Government will have a real and significant impact on all healthcare related industries in China, including the pharmaceutical industry. While the plans are still in draft format, we think the principal strategy is fairly clear. Over all, the government plans to provide a basic, universal healthcare system to all citizens of China. Pharmaceutical companies will be impacted most by the proposed Essential Drug List on which the government will publish the most often used drugs. It is assumed that there will be strict price control on these basic drugs, although the volume of sales will likely increase. We believe the effect of the reform will be significant if not immediate. We are making ourselves more nimble and are ready to adjust our marketing and product strategy according to the new environment when it becomes a reality. We are adjusting our sales and marketing strategy, to further penetrate the lower-tier healthcare facilities market which is one of the focuses of the current healthcare reform.

4.    Results of Operations

The following table presents the results of operations of the Company for the three months ended June 30, 2009 and 2008; both are given in US dollars.

Results of Operations

	3 Months ended June 30,
	2009	2008
Revenue	$ 13,601,355	$ 11,278,803
Cost of Revenue	7,681,845	5,325,992
Gross Profit	5,919,510	5,952,811
Selling Expenses	603,924	456,630
General and Admin Expenses	553,607	565,772
Bad Debt Expense	(40,147)	612,413
Income from Operations	4,802,126	4,317,996
Interest Income	10,720	5,035
Interest Expense	(40,471)	(50,440)
Income Tax Expense	486,231	235,292
Net Income	$ 4,286,144	$ 4,037,299
Net Income per Share	$ 0.10	$ 0.10

Revenue

For the three months ended June 30, 2009, we saw an increase of 21% in year-over-year revenue to $13.6 million. This is an increase of $2.3 million from the $11.3 million we generated in the corresponding period of 2008.

Notably, Q2 sales of Anti-Viro/Infection product category rose 91% over the same period a year ago to approximately $5.2 million. Our CNS and Cerebral & Cardio Vascular drugs saw a more steady sales increase of 4% during the second quarter to $5.1 million. Our Other Products category (including our tumor drug Granisetron and various other products) saw an increase of 36% over last year to $2.3 million. Our Digestive product sales rose by 101% to $0.94 million, mainly due to the sales contribution from our new product Tiopronin. During this quarter we saw Tiopronin generating close to $500,000 in sales. This is very much tracking as planned.

Cost of Revenue

For the three months ended June 30, 2009, Cost of Revenue was approximately $7.7 million or 56% of total revenue, compared to the corresponding period of 2008, which was $5.3 million or 47% of total revenue. The higher total cost of revenue was mainly due to a higher volume of lower margin products sold.

Gross Profit

Gross Profit for the three months ended June 30, 2009 was $5.92 million, or 44% of total revenue. This is about flat compared to the $5.95 million or 53% of total revenue for the second quarter of 2008. The lower gross profit margin in the second quarter of 2009 was mainly due to a higher volume of lower margin products sold.

Selling Expense

The selling expense of the three months ended June 30, 2009 was approximately $0.6 million, an increase of approximately $0.15 million, or 32%, compared to approximately $0.46 million of the three months ended June 30, 2008. The main reason for this increase was our investing in our distribution channels and marketing of our products.

G & A Expenses

The general and administrative expenses of the three months ended June 30, 2009 decreased to approximately $0.55 million, a decrease of $0.1 million, or 2%, compared to $0.566 million for the same period in 2008. This decrease reflects lower operating expenses that occurred as a result of expanded business operations.

Bad Debt Expense

For the three months ended June 30, 2009, we recorded a small net recovery of bad debt.

Management believes that the amount of allowance for doubtful accounts as of the beginning of the quarter ($5.2 million) is adequate for our current accounts receivable. Management will continue to monitor the adequacy of the bad debt allowance.

As to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Over 90% of our drugs are sold to state-owned hospitals and local medicine distributors, which creates slow collections of our trade receivables. Since the majority of hospitals in China are backed by the government, management believes that the deferred payments from state-owned hospitals are secure and will eventually be collected. So far, China Pharma has not lost any receivables in its 15 years history of doing business with hospitals.

Income from Operation

The operating income for the three months ended June 30, 2009 is approximately $4.80 million, compared to $4.32 million for the same period in 2008, an increase of $0.48 million, or 11%. The reasons for the higher operating income in Q2 2009 are higher revenue, lower G&A cost and lower bad-debt expense.

Interest Income

The interest income for the three months ended June 30, 2009 is $10,720 from our bank deposit. In the second quarter of 2008 we had interest income of $5,035.

Interest Expense

Interest expense for the three months ended June 30, 2009 is approximately $40,471, compared to $50,440 of the same period of 2008.

Income Tax Expense

Enterprise income tax expense for the three months ended June 30, 2009 was $486,231, while the second quarter 2008 income tax expense was $235,292. We have been granted a ‘tax holiday’ with a favorable rate of 50% of the tax rate. This year we pay our enterprise income tax at the rate of 10% while our tax rate in 2008 was 9%.

Net Income

The net income for the three months ended June 30, 2009, excluding the effect of foreign exchange transactions, was approximately $4.29 million, which was $0.25 million higher than that for the three months ended June 30, 2008, of approximately $4.04 million. This is an increase of about 6%. For the three months ended June 30, 2009, earnings per common share is $0.10 per share which matched that of Q2 2008. While our Q2 total Net Income increased compare to the same period in 2008, shares outstanding also increased from our PIPE financing activity in 2008.

5.    Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short term bank loans. As of June 30, 2009, cash and cash equivalents were $3,642,801, a decrease of $3.28 million from $6,927,149 as of December 31, 2008. This was primarily due to our investing activities being more than the cash provided by operating activities.

During the second quarter of 2009, we were able to improve our operating cash flow compared to the previous quarter by vigorously collecting on our outstanding accounts receivable. Our effort resulted in a substantial increase in the amount of collection compared to our first quarter. While we have made progress, improving AR collection continues to be a focus of the management team and we expect to make further progress in the quarters to come.

In addition, the company is in the process of negotiating with our local banker to increase the amount of short term financing available to us.

Based on our current operating plan, management believes that cash generation from operations plus bank loans will be sufficient to meet our working capital and current R&D requirements plus new product contracts in the foreseeable future. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Cashflows for 6 Months ended June 30, 2009 and 2008

	6 Months ended June 30,
	2009	2008
Net Cash Provided (Used by) Operating Activities	$ 3,061,853	$ (885,842)
Net Cash Used in Investing Activities	(6,355,422)	(2,710,139)
Net Cash Provided by Financing Activities	-	8,887,185
Effect of Exchange Rate change on Cash	9,221	(84,465)
Cash & Equivalent Beginning Balance	6,927,149	1,830,335
Cash & Equivalent Ending Balance	$ 3,642,801	$ 7,037,074

Operating Activities:

Net Cash provided (used) by operating activities was $3.1 million in the six month period ended June 30, 2009 compared to ($0.89) million for the same period in 2008, an increase of $3.95 million. The difference was due to better account receivable collection and other improvements in working capital management in 2009.

Investing Activities:

Net cash used in investing activities in the six months ended June 30, 2009 was $6.36 million. Majority of this was for our investment in a number of new drug formulas during the first half of 2009. This is an increase of $3.6 million from the same period in 2008 of $2.7 million.

Financing Activities:

We did not have any financing activities during the six months ended June 30, 2009 while we raised approximately $9 million in a PIPE transaction in May of 2008.

6.    Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June 30, 2009.

7.   Commitments

At June 30, 2009, the Company had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On April 28, 2009, a majority of the outstanding shares of voting capital stock approved to elect Heung Mei Tsui as a new member of the board of directors of the Company. The shareholder approval was granted by written consent, in lieu of a special meeting of the shareholders. In order to provide information to our shareholders regarding this action, we filed a definitive information statement with the Securities and Exchange Commission on June 25, 2009 and delivered it to our shareholders of record as of the close of business on April 28, 2009.

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

China Pharma Holdings, Inc.

Dated: August 10, 2009	/s/ Zhilin Li
Zhilin Li
Chief Executive Officer,
President and Director

Dated: August 10, 2009	/s/ Frank Waung
Frank Waung
Chief Financial Officer