Form 10-Q
period 2009-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2009-11-10
CIK 1106644

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 10, 2009, 42,278 ,938 shares of China Pharma Holdings, Inc. common stock, par value $0.001 per share, were outstanding.

China Pharma Holdings, Inc.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$3,844,777	$6,927,149
Trade accounts receivable, less allowance for doubtful
accounts of $2,415,886 and $4,474,175, respectively	49,018,104	36,008,095
Other receivables, less allowance for doubtful
accounts of $20,306 and $54,242, respectively	115,414	163,957
Advances to suppliers	1,868,111	3,031,694
Inventory	14,915,582	13,139,750
Deferred tax assets	252,394	461,596
Total Current Assets	70,014,382	59,732,241
Non-current Assets:
Property and equipment, net of accumulated depreciation of
$1,863,014 and $1,483,267, respectively	6,872,135	6,738,368
Intangible assets, net of accumulated amortization of
$1,132,055 and $547,567, respectively	15,321,200	6,162,549
Advances for purchases of intangible assets and property
and equipment	3,101,289	2,838,679
Total Non-current Assets	25,294,624	15,739,596
TOTAL ASSETS	$95,309,006	$75,471,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,638,398	$1,049,268
Accrued expenses	44,864	56,075
Accrued taxes payable	1,456,375	1,170,003
Other payables	276,227	42,813
Advances from customers	804,176	693,178
Other payables - related parties	75,741	75,741
Short-term notes payable	3,802,504	2,480,231
Total Current Liabilities	10,098,285	5,567,309
Long term research and development commitments	36,563	36,474
Total Liabilities	10,134,848	5,603,783
Stockholders' Equity:
Common stock, $0.001 par value; 60,000,000 shares
authorized; 42,278,938 shares issued and outstanding	42,279	42,279
Additional paid-in capital	21,066,338	21,066,338
Retained earnings	58,166,838	43,039,819
Accumulated comprehensive income
- foreign currency translation adjustment	5,898,703	5,719,618
Total Stockholders' Equity	85,174,158	69,868,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,309,006	$75,471,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Revenue	$15,522,953	$12,610,642	$42,116,290	$35,606,490
Cost of revenue	8,979,083	6,494,266	23,724,155	17,730,026

Gross profit	6,543,870	6,116,376	18,392,135	17,876,464

Operating expenses (benefit):
Selling expenses	807,231	529,432	2,013,915	1,323,854
General and administrative	521,676	410,287	1,563,330	1,324,452
Bad debt expense (benefit)	(2,836,495)	491,781	(2,101,710)	1,571,594
Total operating expenses (benefit)	(1,507,588)	1,431,500	1,475,535	4,219,900

Income from operations	8,051,458	4,684,876	16,916,600	13,656,564

Non-operating income (expenses):
Interest income	3,956	26,224	25,265	31,259
Interest expense	(24,436)	(34,629)	(103,143)	(130,342)
Total non-operating income (expense)	(20,480)	(8,405)	(77,878)	(99,083)

Income before taxes	8,030,978	4,676,471	16,838,722	13,557,481
Income tax expense	867,750	424,993	1,711,703	1,078,163
Net income	$7,163,228	$4,251,478	$15,127,019	$12,479,318

Basic earnings per share	$0.17	$0.10	$0.36	$0.32
Basic weighted average shares outstanding	42,278,938	42,278,938	42,278,938	39,523,464

Net income	$7,163,228	$4,251,478	$15,127,019	$12,479,318
Foreign currency translation adjustments	85,896	133,713	179,085	2,853,755
Comprehensive income	$7,249,124	$4,385,191	$15,306,104	$15,333,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINEMONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

	For the nine months ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$15,127,019	$12,479,318
Bad debt expense (benefit)	(2,101,710)	1,571,594
Depreciation and amortization	986,310	505,595
Compensation paid with warrants	--	120,042
Gain or loss on disposal of property and equipment	4,027	--
Deferred tax assets	210,171	(209,434)
Changes in assets and liabilities:
Trade accounts receivable	(10,845,652)	(13,130,468)
Other receivables	82,949	195,026
Advances to suppliers	1,170,103	651,833
Inventory	(1,742,681)	855,485
Trade accounts payable	2,772,775	184,627
Accrued expenses	(11,339)	(138,021)
Accrued taxes payable	393,724	602,480
Other payables	233,155	(48,535)
Advances from customers	109,238	386,922
Net Cash from Operating Activities	6,388,089	4,026,464

Cash Flows from Investing Activities:
Purchase of property and equipment	(255,273)	(125,753)
Purchase of intangible assets	(7,622,877)	(428,641)
Advances for purchases of intangibles and
property and equipment	(2,921,715)	(5,856,412)
Proceed from sale of property and equipment	1,096	--
Net Cash from Investing Activities	(10,798,769)	(6,410,806)

Cash Flows from Financing Activity:
Proceeds from issuance of short term notes payable	3,799,775	--
Payments of short term notes payable	(2,484,468)	(2,814,744)
Proceeds from issuance of common stock and warrants	--	9,268,938
Net Cash from Financing Activity	1,315,307	6,454,194

Effect of Exchange Rate Changes on Cash	13,001	(61,509)
Net Increase (Decrease) in Cash and Cash Equivalents	(3,082,372)	4,008,343
Cash and Cash Equivalents at Beginning of Period	6,927,149	1,830,335
Cash and Cash Equivalents at End of Period	$3,844,777	$5,838,678

Supplemental Cash Flow Disclosure:
Cash paid for interest	$103,143	$130,342
Cash paid for income taxes	1,413,306	1,289,596

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations Through Hainan Helpson Medical & Biotechnology Co. Ltd., a wholly-owned subsidiary (Helpson), the Company manufactures and markets a diverse product portfolio of Western and Chinese medicines sold mainly to hospitals and private retailers in The People's Republic of China (the PRC), through its marketing department located in Hainan Province. There are also sixteen other offices, with sales representatives in other provinces and cities throughout the PRC.

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

Allowance for Bad Debts - During the three months ended September 30, 2009, the Company determined that its previous estimates of uncollectible accounts receivable were not realized. As a result, the Company revised its estimate of the allowance for doubtful accounts at September 30, 2009 to $2,415,886 based on an analysis of the economy and the industry's bad debt experience rate. The change in the estimate resulted in a bad debt benefit during the three and nine months ended September 30, 2009 of $2,836,495 and $2,101,710, respectively.

Basic and Diluted Earnings per Common Share - Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. As of September 30, 2009 and 2008, potentially dilutive securities includes warrants outstanding to purchase a total of 2,969,607 shares and 2,952,941 shares, respectively, of the Company’s common stock with exercise prices ranging from $2.38 to $3.60 per share. These potentially issuable shares were not included in the compensation of diluted earnings per share as their effect would have been anti-dilutive.

Recently Enacted Accounting Standards - In June 2009, the Financial Accounting Standards Board (the FASB) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first quarter of 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us in the fourth quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$7,988,396	$10,836,039
Work in process	--	111,867
Finished goods	6,927,186	2,191,844
Total Inventory	$14,915,582	$13,139,750

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
Permit of land use	$411,940	$410,942
Buildings	2,229,312	1,871,206
Plant, machinery and equipment	4,562,157	1,497,004
Motor vehicle	135,119	135,204
Office equipment	105,936	106,918
Construction in progress	1,290,685	4,200,361
Total	8,735,149	8,221,635
Less: accumulated depreciation	(1,863,014)	(1,483,267)
Property and Equipment, net	$6,872,135	$6,738,368

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

For the three and nine months ended September 30, 2009 and 2008, depreciation expense was $178,954, $101,149, $403,569 and $303,064, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents, trademarks, licenses, techniques and formulas. Amortization of intangible assets was $248,491, $72,100, $582,741 and $202,531 for the three and nine months ended September 30, 2009 and 2008, respectively. SFDA-certified medical formulas are amortized over the expected life of the related medicine once production and sales commence.

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the independent laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of the medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. Research and development expense was $44,741 and $42,807 for the nine months ended September 30, 2009 and 2008, respectively. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (the SFDA) to sell the generic medicines. Under the terms of each contract, the Company is required to make progress payments to the laboratory; however, the payments are fully refundable in the event that the laboratory fails to obtain SFDA certification of the generic medicine under the contract. Payments made prior to the completion of the related progress are recorded as advances for purchases of intangible assets.

The Company is also increasing production capabilities with new machinery and facilities. As is common in the PRC, the Company prepays for much of the machinery and construction supplies. The prepayments are capitalized as advances for purchases of property and equipment until the construction begins or the machinery is delivered to the Company.

NOTE 6 – SHORT-TERM NOTES PAYABLE

On December 24, 2008 the Company entered into a note payable for a line of credit with the bank collateralized by certain land use rights, buildings, machinery and equipment. The outstanding advance made under the line of credit was $2,480,231 at December 31, 2008 and bore interest at a rate of 6.372% and matures on November 23, 2009. The loan was personally guaranteed by Ms. Zhilin Li, the Company’s Chief Executive Officer. No additional compensation was paid to Ms. Li for her guarantee of the note payable. The line of credit was paid in full in July, 2009.

On July 2, 2009, the Company entered into a note payable for a revolving line of credit with a bank bearing interest at a rate of 5.31% that is collateralized by certain land use rights, buildings, machinery and equipment. The line of credit expires on June 30, 2010. The outstanding advance made under the line of credit was $3,802,504 at September 30, 2009. There are no additional amounts available to the Company under this line of credit.

NOTE 7 - INCOME TAXES

The Company accounts for its income taxes in accordance with FAS ASC 140-10, which requires recognition of deferred tax assets and liabilities and any tax credit carry forwards available. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $57.1 million at September 30, 2009. Those earnings, as well as the investment in Helpson of approximately $19.2 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in China, the Company will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2009	10
2010	11
2011	24
2012 and after	25

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 8 - STOCKHOLDERS' EQUITY

As of September 30, 2009, the Company has outstanding warrants to purchase an aggregate of 2,969,607 shares of Company's common stock at exercise prices ranging from $2.38 to $3.60 per share, which expire from January 29, 2010 through January 2, 2012.

On September 2, 2009, the board of directors of the Company adopted the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees, and eligible consultants.

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

NOTE 10 – CONCENTRATIONS

At September 30, 2009, one customer accounted for 12.3% of accounts receivable.

For the nine months ended September 30, 2009, two customers accounted for 24.4% and 12.6% of sales, respectively. For the nine months ended September 30, 2008, two customers accounted for 15.3% and 12.4% of sales, respectively.

For the nine months ended September 30, 2009, purchases from three suppliers accounted for 34.3%, 30.1% and 16.1% of raw material purchases, respectively. For the nine months ended September 30, 2008, purchases from two suppliers accounted for 23.1% and 23.3% of raw material purchases, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On October 13, 2009 the Company issued options to purchase 100,000 shares of common stock at an exercise price of $2.75 per share to an officer of the Company pursuant to its 2009 Stock Option Plan. The option vests in two equal tranches on April 28, 2010 and September 30, 2010 and expire two years from the respective vesting dates. The exercise price for the options represented 85% of the market price on the date of grant. The value of the option of $134,600 was determined using the Black Scholes option pricing model using the simplified method based on the closing market price of $3.23 per share and assumptions for the risk free interest rate of 1.42%,volatility of 79.1%, and a estimated life of 1.4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with China Pharma Holdings, Inc.'s (“China Pharma” or the “Company”) consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

1.    Business Overview

China Pharma Holdings, Inc. is a fast growing pharmaceutical company dedicated to providing high-quality generic and branded pharmaceutical products for a wide range of high incidence and high mortality conditions in China. We have a strong focus on bringing new and first-to-market generic medicines to market through in-house R&D and also through purchasing of medical formulas with many institutions. Over the past 15 years we have successfully commercialized 19 products with approvals from the State Food and Drug Administration of China (the “SFDA”).

Our diverse portfolio includes products for treatment of central nervous system diseases, cerebral and cardio vascular disorders, infectious diseases and respiratory and digestive illnesses. The Company's cost-effective, high margin business model is driven by market demand and supported by eight scalable Goods Manufacturing Practice (“GMP”) certified production lines covering our major dosage forms or products. Our broad and expanding distribution network covers 30 provinces and municipalities in China. Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), located in Haikou City in Hainan Province, China, is our main operating unit and wholly owned subsidiary. China Pharma is registered in Delaware, USA.

Proven Record of Success

◆	2008: granted GMP 5-year re-certification

◆	January 2008: Bumetanine was approved by the SFDA and taken to market

◆	May 2008: Raised $10 million through a Private-Investment-in –Public-Equity (“PIPE”) financing.

◆	Second half of 2008: Began Dry Powder Capacity expansion

◆	October 2008: New antibiotic formula received SFDA approval to enter clinical trials

◆	January 2009: Liver disease product, Tiopronin, received SFDA production approval

◆	February 2009: Anti-hypertension drug, Candesartan, received SFDA approval to enter clinical trials

◆	June 2009: Rosuvastatin (a generic form of Crestor, for indication of high blood cholesterol level), received SFDA approval to enter clinical trials.

◆	August 2009: Omeprazole injections (a generic form of a well-know PPI) received SFDA production approval.

◆	September 30, 2009: China Pharma began trading on NYSE/Amex under the ticker symbol of “CPHI”.

Strategy for Growth – We are positioned in a rapidly growing industry in the fastest growing economy in the world. Furthermore, the recently announced Healthcare Reform in China implies significant additional revenue opportunities for pharmaceutical enterprises supported by government initiatives. The increase in demand from these sources should allow us to grow organically at a healthy pace. In addition, the new products from our pipeline (such as the generic version of Crestor) present us with growth opportunities once these products come on line. Finally, the Healthcare Reform will change the current landscape of the Chinese pharmaceutical industry which we think will create many attractive acquisition opportunities. We plan to use these opportunities to the fullest extent possible and hope to continue our rate of growth in the future.

Strong Revenue Growth and High Margins - We have experienced very rapid growth in sales of our therapeutics. Historically, our gross profit margin has been at 40%-50%. Our comparatively flat marketing and selling network and distribution system has enabled us to keep our net income margin (net income as a percentage of total revenue) at 30%-40%. We are able to compete in the highly competitive pharmaceutical industry through our diversified product line, cost control measures and a strong sales network. Our experienced management team, market insights, and strong, in-house and collaborative third-party research resources enable us to reestablish and launch generic products based on market demand.

2.     Recent Developments

As announced previously, we launched Tiopronin, our new drug for hepatitis, during the second quarter of 2009. So far the sales pace of Tiopronin is progressing better than planned, generating approximately $820,000 in revenue during the third quarter. During the quarter we also announced that China Pharma received SFDA production approval for Omeprazole for injections. Omeprazole is a well-know Proton Pump Inhibitor (PPI) which is widely utilized to treat gastroesophageal reflux disease (GERD), Omeprazole is on China’s National Medical Reimbursement Insurance List, allowing insured patients to receive reimbursement for the cost of injections, and has been included in the WHO (World Health Organization) Model List of Essential Medicines in March 2009. Sales of Omeprazole has been kicked off on the fourth quarter of this year.

The registration process with the SFDA, which includes clinical trials for products in our pipeline, continues to perform on track or better than expected. We expect to complete Phase I of our Anti-Biotic combination clinical trial during the fourth quarter of this year. Feedback from our Rusovastatin (Crestor generic) clinical trial is also very positive, with the program being oversubscribed as more patients want to participate in the trial than we have slots for. We continue to expect these trials to be completed in the previously announced time frame.

We continue to make progress in our collection of accounts receivable during the third quarter. As of now we feel the accounts receivable situation is under control and starting to improve, and our net operating cash flow is positive and increasing. While our accounts receivable remain quite large at the present time, we are moving toward our goal, and we would like to reiterate that collections continue to be a focus of management and we expect further improvement in the quarters ahead.

The Ministry of Health of China announced in September the names of the 307 drugs on the Essential Drug List. China Pharma has two drugs in its portfolio of 19 drugs on this list: Vitamin B6 for injection and Cefalexin capsules. These two products currently represent only a small amount of revenue for us (combined less than 10% of total revenue). We expect the gross margins of these two products to move slightly lower in the coming quarters but sales volume of these products to increase as the Healthcare Reform moves forward. Overall, we expect these two products to increase their contribution to net income in the coming quarters.

3.    Market Trends

The growth of China’s pharmaceutical market is driven by China’s rapid economic growth. Increased healthcare spending by the Chinese government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the resulting increase in age-related disorders; the urban migration of the population; and improved awareness of self-health care. Credit Suisse estimates that Chinese pharmaceutical market will grow at a compounded annual growth rate of 15.5% from 2008 to 2015, stemming from 2008 market size base of $32 billion.

The recent Healthcare Reform program announced by the Chinese government will have a real and significant impact on all healthcare related industries in China, including the pharmaceutical industry. Over all, the government plans to provide a basic, universal healthcare system to all citizens of China. While the government was slow to announce specifics of the plan, the recent release of the final Essential Drug List (the “EDL”) was the first major concrete step to implement the reform. The implementation of the EDL is expected to be phased in next few years gradually, and products on the EDL are expected to experience an increase in volume while having their margins lowered. That being said, the price adjustments announced by the government have been milder than the market originally anticipated. It is also important to realize that the government wants to set a pricing range target (high and low), in making sure that the prices of essential drugs are affordable on the one hand, and allow drug companies a fair profit on the other. We believe the effect of the Reform will be significant if not immediate. We are making ourselves more nimble and are ready to modify our strategies to the new environment when it becomes a reality. We are adjusting our sales and marketing strategy, to further penetrate the lower-tier healthcare facilities market which is one of the focuses of the current Healthcare Reform.

4.     Results of Operations

The following table presents the results of operations of the Company for the three months ended September 30, 2009 and 2008; both are given in US dollars.

	3 Months ended September 30,
	2009	2008
Revenue	$ 15,522,953	$ 12,610,642
Cost of Revenue	8,979,083	6,494,266
Gross Profit	6,543,870	6,116,376
Selling Expenses	807,231	592,432
General and Admin Expenses	521,676	410,287
Bad Debt Expense	(2,836,495)	491,781
Income from Operations	8,051,458	4,684,876
Interest Income	3,956	26,224
Interest Expense	(24,436)	(34,629)
Income Tax Expense	867,750	424,993
Net Income	$ 7,163,228	$ 4,251,478
Net Income per Share	$ 0.17	$ 0.10

Revenue

For the three months ended September 30, 2009, we saw an increase of 23% in year-over-year revenue to $15.5 million. This is an increase of $2.9 million from the $12.6 million we generated in the corresponding period of 2008.

Notably, third quarter sales in the Anti-Viro/Infection & Respiratory product category rose by 36% over the same period a year ago to approximately $6.1 million. Our CNS and Cerebral & Cardio Vascular drugs performed steadily by generating $5.6 million revenue during the third quarter, compared to $5.9 million in the same period of 2008. Our Other Products category (including our tumor drug Granisetron and various other products) saw an increase of 36% over last year to $2.3 million. Our Digestive product sales rose by 184% to $1.5 million, mainly due to the sales contribution from our new product Tiopronin. During this quarter we saw Tiopronin generating close to $800,000 in sales. This is progressing better than expected.

Cost of Revenue / Gross Profit

For the three months ended September 30, 2009, Cost of revenue was approximately $9 million or 58% of total revenue, compared to the corresponding period of 2008, which was $6.5 million or 52% of total revenue. The higher total cost of revenue was mainly due to a higher volume of lower margin products sold.

Gross Profit

Gross Profit for the three months ended September 30, 2009 was $6.5 million, which is about 7% higher compared to the $6.1 million for the third quarter of 2008. Gross profit margin for the current quarter is 42%, compared to 49% in the third quarter of 2008. In light of the ongoing Healthcare Reform, along with other pharmaceutical companies, we are facing some pricing pressures. The lower gross profit margin in the third quarter of 2009 was also due to higher volume of lower margin products sold.

Selling Expense

The selling expense of the three months ended September 30, 2009 was approximately $0.81 million, an increase of approximately $0.28 million, or 52%, compared to approximately $0.53 million of the three months ended September 30, 2008. The main reason for this increase was our continued investment in our distribution channels and increased marketing presence of our products.

G & A Expense

The general and administrative expenses for the three months ended September 30, 2009 was $0.52 million, an increase of $0.11 million, or 27%, compared to $0.41 million for the same period in 2008. This increase reflects higher operating expenses that occurred as a result of expanded business operations.

Bad Debt Expense (Benefit)

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

Because we have comparatively long receivable cycles, management had set very conservative bad debt allowance estimates in our early days as a public company.  Over the past few years, our collection record has been good with no record of losing any receivables. Therefore, in recent quarters we began to review our bad debt allowance estimate to align our estimates to be more in line with our experience and also industry collection standards. After analyzing a number of factors including macro economy and industry bad debt experience rates, management revised bad debt allowance estimates.

As of September 30, 2009, we adjusted bad debt allowance down to $2.4 million from $5.2 million on June 30th 2009. This represents a bad debt benefit of $2.8 million.

Income from Operation

The operating income for the three months ended September 30, 2009 is approximately $8.1 million, compared to $4.7 million for the same period in 2008, an increase of $3.4 million, or 72%. The main reasons for the higher operating income in the third quarter of 2009 are higher gross profit and also the change in estimate on bad debt allowance.

Interest Income

The interest income for the three months ended September 30, 2009 is $3,956 from our bank deposit. In the third quarter of 2008 we had interest income of $26,224. The variance is mainly due to change of balance from the proceeds of the PIPE we completed in the first half of 2008.

Interest Expense

Interest expense for the three months ended September 30, 2009 is approximately $24,436, compared to $34,629 of the same period of 2008.

Income Tax Expense
Enterprise income tax expense for the three months ended September 30, 2009 was $867,750, while the third quarter 2008 income tax expense was $424,993. We have been granted a ‘tax holiday’ with a favorable rate of 50% of the tax rate. This year we pay our enterprise income tax at the rate of 10% while our tax rate in 2008 was 9%.

Net Income

The net income for the three months ended September 30, 2009 was approximately $7.2 million, which was $2.9 million higher than that for the three months ended September 30, 2008, of approximately $4.3 million. This is an increase of about 68%. For the three months ended September 30, 2009, earnings per common share is $0.17 per share, compared to $0.10 of the third quarter of 2008.

5.    Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short term bank loans. As of September 30, 2009, cash and cash equivalents were $3,844,777, a decrease of $3 million from $6,927,149 as of December 31, 2008. This was primarily due to our cash used in investing activities being more than the cash provided by operating activities.

During the third quarter of 2009, we were able to improve our operating cash flow compared to the previous quarter by improving accounts receivable collection and expanding our credit on payables. While we have made progress, improving accounts receivable collection continues to be a focus of the management team and we expect to make further progress in the quarters to come.

Based on our current operating plan, management believes that cash provided by operations plus proceeds from bank loans will be sufficient to meet our working capital and new formula acquisitions in the foreseeable future. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

	9 Months ended September 30
	2009	2008
Net Cash Provided (Used by) Operating Activities	$ 6,388,089	$ 4,030,216
Net Cash Used in Investing Activities	(10,798,769)	(6,410,806)
Net Cash Provided by Financing Activities	1,315,307	6,454,194
Effect of Exchange Rate change on Cash	13,001	(61,509)
Cash & Equivalent Beginning Balance	6,927,149	1,830,335
Cash & Equivalent Ending Balance	$ 3,844,777	$ 5,842,430

Operating Activities:

Net Cash provided by operating activities was $6.4 million in the nine-month period ended September 30, 2009 compared to $4.0 million for the same period in 2008, an increase of $2.4 million, or 59%. The difference was due to better accounts receivable collection and other improvements in working capital management in 2009.

Investing Activities:

Net cash used in investing activities in the nine months ended September 30, 2009 was $10.8 million. The majority of this was for our investment in a number of new drug formulas during the first 9 months of 2009. This is an increase of $4.4 million from the same period in 2008 of $6.4 million.

Financing Activities:

We increased our short term bank revolving line of credit by $1.3 million dollars during the nine month ending September 30, 2009 to $3.8 million. A year ago, we raised approximately $9 million in a PIPE transaction in May of 2008.

6.   Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three or nine months ended September 30, 2009.

7.    Commitments

At September 30, 2009, the Company had no material commitments except for those expenditures incurred in the ordinary course of business.

8.   Recently Enacted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the FASB) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first quarter of 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us in the fourth quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

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

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On September 3, 2009, a majority of the outstanding shares of voting capital stock took the actions: 1) to approve our amended and restated Certificate of Amendment of Certificate of Incorporation, which will effect a reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share, at a ratio to be designated by the Board within a range of one-for-two (1:2) to one-for-three (1:3); and 2) to adopt the Company’s 2009 Stock Option Plan. The shareholder approval was granted by written consent, in lieu of a special meeting of the shareholders. In order to provide information to our shareholders regarding the above actions, we filed a definitive information statement with the Securities and Exchange Commission on September 23, 2009 and delivered it to our shareholders of record as of the close of business on September 3, 2009.

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

China Pharma Holdings, Inc.

Dated: November 10, 2009	/s/ Zhilin Li
Zhilin Li
Chief Executive Officer,
President and Director

Dated: November 10, 2009	/s/ Frank Waung
Frank Waung
Chief Financial Officer