Form 10-K
period 2009-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2010-03-04
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The issuer's revenue for the fiscal year ended December 31, 2009 was $61,696,620.

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 19,184,972 and $27,818,209.4, respectively.

As of March 3, 2010, there were 43,293,642 shares of Common Stock issued and outstanding.

China Pharma Holdings, Inc.

PART I

Certain statements in this Form 10-K constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K, including those set forth under "Risk Factors".

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

On February 1, 2007, we completed an offering pursuant to a Subscription and Registration Rights Agreement (“Agreement”) with 17 accredited investors in connection with a private placement of 2,505,882 shares of the Company's common stock at $1.7 per share (“2007 Private Placement”). Pursuant to the Agreement, the Investors also received three-year warrants to purchase an aggregate of 1,252,941 shares of Company's common stock at $2.38 per share. Pursuant to the transaction on February 1, 2007, we received the subscription proceeds in the aggregate amount of $4,259,900. The net proceeds, after deduction of related offering expenses of $ 462,717, amounted to $3,797,183. The warrant holders have exercised warrants to purchase an aggregate of 1,164,704 shares of the Company’s common stock (with the fractional shares eliminated) till the Expiration Time. The remaining warrants to purchase 88,235 shares of the Company’s common stock expired on the Expiration Time.

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

In May 2008, the Company completed an offering of units priced at $2.00 per unit consisting of one share of the Company’s common stock and a warrant to purchase one-quarter of a share of the Company’s common stock with an exercise price of $2.80 per share (“2008 Private Placement”). The Company issued an aggregate of 5,000,000 shares of common stock and issued three-year warrants to purchase an aggregate of 1,250,000 shares of Company's common stock to 17 accredited investors. We received the subscription proceeds in the aggregate amount of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,061.70, amounted to $9,268,938.30. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share.

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

According to the audited consolidated financial statement of the Company for the fiscal year ending December 31, 2006, the net income was $8,587,086 which is more than the Guaranteed NI. Therefore, 7,222,396 shares of the Company’s common stock which was escrowed shall be reverted back to Heung Mei Tsui. As of the date of this report, Heung Mei Tsui holds 9,312,651 shares of our common stock.

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

At present, Helpson is manufacturing or ready to manufacture a total of 20 pharmaceutical products.

CNS & Cerebral-Cardiovascular Diseases

Bumetanide for Injection: a diuretics drug used for the treatment of various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema and etc.), hypertension, and for the treatment and prevention of acute renal failure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.

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

Anti-infection and Respiratory

Cefaclor Dispersible Tablets: a cephalosporin antibiotic drug used for the treatment of tympanitis, lower respiratory tract infection, urinary tract infections (UTI) and skin/skin tissue infection.

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

Digestive Disease

Hepatocyte Growth-promoting Factor for Injection: used to treat serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis)

Tiopronin is widely prescribed for the treatment of acute and chronic Hepatitis B (HB), and for the relief of drug-induced liver injury.

Omeprazole is widely utilized to treat gastroesophageal reflux disease (GERD ), and is highly effective in other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.

Others

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

Helpson also possessed official documents on drug registration for Compound Ammonium Glycyrrhetate S for Injection issued by China's State Food and Drug Administration on June 6, 2008.

Due to the nature of the biotechnology and pharmaceutical industries, Helpson continually strives to change its product portfolio to respond to changes in market demand. Based on the foundation established by some of Helpson's widely recognized medicine labels such as Buflomedil and Alginic Sodium Diester, Helpson has launched and will continue to launch a variety of medicines.

Helpson adjusts the delivery system and marketing for each of its products based on the product's target patient group. Maintaining a variety of delivery systems (e.g. tablet, injection, powder, etc.) targeting at different groups enhances Helpson's competitive position in the market. Helpson's present types of delivery include tablet, capsule, granule, injectable and dry powder.

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

Distribution

As of December 31, 2009, Helpson's products were sold in more than 30 provinces, municipalities and autonomous regions. Helpson has 16 sales offices, 116 sales personnel and approximately 1250 proxy agents throughout China.

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

Employees

As of December 31, 2009, Helpson had 252 regular employees and 42 temporary workers.  Helpson was also aided by the efforts of a 116 member outside sales and marketing team.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WITHIN THE NEXT TWELVE MONTHS TO FUND OUR OPERATIONS AND FAILURE TO RAISE ADDITIONAL CAPITAL MAY FORCE US TO DELAY, REDUCE, OR ELMINATE OUR PRODUCT DEVELOPMENT PROGRAMS

Due to the large amount of funds required for research and development and for the purchase of intangible assets and the subsequent marketing of products, the pharmaceutical industry is very capital intensive. The industry is characterized by large and slow receivable turnovers, which signifies that we will need more working capital as our revenues increase. We have traditionally been committed to biomedical R&D, and are now developing traditional chemical medicines within specific market segments such as those of anti-flu and anti-infection. It is likely that we will need to raise additional capital within the next twelve months. Additional capital may be needed for the development of new products or product lines, financing of general and administrative expenses, licensing or acquisition of additional technologies, and marketing of new or existing products. There are no assurances that we will be able to raise the appropriate amount of capital needed for our future operations. Failure to obtain funding when needed may force us to delay, reduce, or eliminate our product development programs and have a material adverse effect on our profitability.

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

We have developed relationships with a single or limited number of suppliers for materials that are otherwise generally available. Purchases from our three largest suppliers, Anhui Fuyang Xinte Pharmaceutical Company, Hainan Xinxin Biotechnology Co., Ltd. and Chongqing Yidong Pharmaceutical Company as of December 31, 2009, accounted for approximately 34.53%, 22.64% and 15.52% respectively of the total purchases of Helpson. Although we believe that alternative suppliers are available to supply materials, should either of these suppliers terminate their business arrangements with us or increase their prices of materials supplied, it could delay product shipments and materially adversely affect our business operations and profitability.

IF ALL OR A SIGNIFICANT PORTION OF OUR TRADE RECIEVABLES ARE NOT COLLECTED OR COLLECTION IS DELAYED, OUR NET INCOME WILL DECREASE AND OUR PROFITABILITY WILL BE MATERIALLY ADVERSELY AFFECTED

Our Company had trade receivables, net of allowance for doubtful accounts, of approximately $36,008,095 ($4,474,175 for doubtful accounts) and $51,238,339 ($2,718,358 for doubtful accounts) as of December 31, 2008 and 2009, respectively.

It is usual commercial practice that certain customers may repay their debts beyond credit periods granted or may repay slowly when transaction volume increases. There is no assurance that our trade receivables will be fully repaid on a timely basis. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 10% after 360 days; and 3.5% up to 360 days.

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

THE FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OUR OPERATIONS

The rapid market growth of our pharmaceutical products may require our Company to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2009, we had 252 regular employees. The continued future growth will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on the Company’s profitability.

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

In the years ended December 31, 2008 and 2009, our gross profit margin was 49.62% and 42% respectively. However, there is no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high profit margin products are substituted by competitors’ products, gross profit margins will be adversely affected.

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

Our Company is subject to various PRC laws and regulations pertaining to the pharmaceutical industry. Our Company has attained certain certificates, permits, and licenses required for the operation of a pharmaceutical enterprise and the manufacturing of pharmaceutical products in the PRC. We obtained the Medicine Production Permit in December 2005, which is valid through December 31, 2010. We also possess five GMP certificates which are effective through May 19, 2010, April 17, 2011, May 7, 2013, August 10, 2013, September 20, 2014 and February 9, 2015 respectively. The pharmaceutical production permits and GMP certificates are each valid for a term of five years and must be renewed before their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be suspended by the government, which would have a material adverse effect on our financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our results of operations and profitability.

IF OUR PRODUCTS FAIL TO RECEIVE REGULATORY APPROVAL OR ARE SEVERELY LIMITED IN THE PRODUCTS SCOPE OF USE, THEN WE MAY BE UNABLE TO RECOUP CONSIDERABLE RESEARCH AND DEVELOPMENT EXPENDITURES ALREADY INCURRED

Our products that are approved to be manufactured as of December 31, 2009 include 20 medicines. There are 9 products in the registration process as of December 31, 2009. The production of our pharmaceutical products is subject to the regulatory approval of the SFDA. The regulatory approval procedure for pharmaceuticals can be quite lengthy, costly, and uncertain. Depending upon the discretion of the SFDA, the approval process may be significantly delayed by additional clinical testing and require the expenditure of currently unavailable resources; in such an event, it may be necessary for us to abandon our application. Even where approval of the product is granted, it may contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. If approval of our product is denied, abandoned, or severely limited in terms of the scope of products use, it may result in the inability to recoup considerable research and development expenditures already incurred.

OUR RESEARCH AND DEVELOPMENT MAY BE COSTLY AND/OR UNTIMELY, AND THERE ARE NO ASSURANCES THAT OUR RESEARCH AND DEVELOPMENT WILL EITHER BE SUCCESSFUL OR COMPLETED WITHIN THE ANTICIPATED TIMEFRAME, IF EVER AT ALL

The research and development of our new and existing products and their subsequent commercialization can play an important role in our success. The research and development of new products can be costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within the anticipated time frame, if ever at all. There are also no assurances that if the product is developed, that it will lead to successful commercialization.

THE INTANGIBLE ASSETS THAT WE PURCHASE MAY BE COSTLY AND THERE ARE NO ASSURANCES THAT THE SUBSQUENT COMMERCIALIZATION WILL BE COMPLETED WITHIN THE ANTICIPATED TIMEFRAME, IF EVER AT ALL

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent and university laboratories. The intangible assets purchased through the contracts may be costly and there are also no assurances that it will lead to successful commercialization of the product.

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

A renewed outbreak of SARS or other widespread public health problems in China, where all of our revenue is derived, and in Hainan, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of public health-related factors, including the following:

○	quarantines or closures of our factories or subsidiaries which would severely disrupt its operations;
○	the sickness or death of key officers and employees; and
○	general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

WE ARE SUBJECT TO THE ENVIRONMENTAL PROTECTION LAWS OF THE PRC

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. The temporary waste disposal permit will expire on December 7, 2010. We are responsible for the renewal of the waste disposal permit. There is no assurance that we will obtain the renewal of the waste disposal permit when the current permit expires.

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

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui holds 21.51% and Zhilin Li holds 23.10% of the Company’s common stock, respectively, as of the date of this Form 10-K. As a result, these two stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2009. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act. In the event we identify material weaknesses in our internal controls, or we cannot remediate the existing significant deficiencies in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securites

Our common stock has been traded on the NYSE AMEX under the symbol "CPHI" from September 30, 2009. The following table sets forth the price representing the range of high and low closing sale prices for our common stock as reported during the fiscal years ended December 31, 2008 and 2009.

Quarter Ended	High	Low

2009
4th Quarter	$3.93	$2.93
3rd Quarter	$3.40	$1.45
2nd Quarter	$1.86	$1.31
1st Quarter	$1.37	$1.13

2008
4th Quarter	$2.05	$1.10
3rd Quarter	$2.29	$1.42
2nd Quarter	$2.83	$1.84
1st Quarter	$3.09	$2.07

As of March 3, 2010, the closing price of our common stock on the NYSE AMEX was $3.69. As of March 3, 2010, the stockholders' list for our common stock showed 160 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

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

On October 13, 2009 the Company issued options to purchase 100,000 shares of common stock at an exercise price of $2.75 per share to Frank Waung, the Chief Executive Officer of the Company pursuant to its 2009 Stock Option Plan. The option vests in two equal tranches on April 28, 2010 and September 30, 2010 and expire two years from the respective vesting dates.

Item 6. Selected Financial Data

This report does not include information described under Item 301 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with China Pharma Holdings, Inc.'s (“China Pharma” or “the Company) consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

China Pharma Holdings, Inc. is a fast growing pharmaceutical company dedicated to providing high-quality generic and branded pharmaceutical products for a wide range of high incidence and high mortality conditions in China. We have a strong focus on bringing new and first-to-market generic medicines to market through in-house R&D and also through the purchasing of medical formulas from many institutions. Over the past 16 years we have successfully commercialized 20 products with approvals from the State Food and Drug Administration of China (the “SFDA”).

Our diverse portfolio includes products for treatment of central nervous system diseases, cerebral and cardio vascular disorders, infectious diseases and respiratory and digestive illnesses. The Company's cost-effective, high margin business model is driven by market demand and supported by eight scalable Goods Manufacturing Practice (“GMP”) certified production lines covering our major dosage forms or products. Our broad and expanding distribution network covers 30 provinces and municipalities in China. Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), located in Haikou City in Hainan Province, China, is our main operating unit and wholly owned subsidiary. China Pharma is registered in the state of Delaware, USA.

Strong Revenue Growth and High Margins - We have experienced very rapid growth in sales of our therapeutics. Historically, our gross profit margin has been above 40%. Our comparatively flat marketing and selling network and distribution system has enabled us to keep our net income margin (net income as a percentage of total revenue) above 30%. We are able to compete in the highly competitive pharmaceutical industry through our diversified product line, cost control measures and a strong sales network. Our experienced management team with sharp market insights and the strong in-house and collaborative third-party research resources enable us to establish and launch new products based on market demand.

Proven Record of Success - We have a proven track record of success. Our core strength as a company is our ability to commercialize research results. We first identify key therapeutic areas and the compounds with the highest potential. We then manage the process to commercialize the medicine so we can produce and sell to doctors and hospitals. We keep our focus on the largest segments of China's pharmaceutical market. We have a portfolio of over 30 specifications of drugs that focus on the treatment of: CNS, cardiovascular, cerebrovascular, infectious diseases and other therapeutic areas of high incidence in China. In addition, our growth strategy is supported by the needs of a dynamic pharmaceutical industry and should benefit from government reforms to increase the population covered by national medical insurance.

We also have eight different types of modern production lines with capacity to meet our current and future demands. Our facilities received five-year Good Manufacturing Practices (GMP) re-Certification from the SFDA during 2008.

Clear Strategy for Growth – We are positioned in a rapidly growing industry in the fastest growing economy in the world. Within the Chinese economy, as medical care expenditures represent only about 4.5% of the Chinese GDP (compared to 15% in the United States), the healthcare segment will experience faster growth. Furthermore, the recently announced Healthcare Reform in China implies significant additional revenue opportunities for pharmaceutical enterprises supported by government initiatives. The increase in demand from these sources should allow us to grow organically at a healthy pace. Aside from our current portfolio of products, new products from our pipeline (such as Candesartan and the generic version of Crestor, or Rosuvastatin) present us with very healthy growth opportunities once these products come on line.
Finally, the Healthcare Reform will change the current landscape of the Chinese pharmaceutical industry which we think will create many attractive acquisition opportunities. We plan to use these opportunities to the fullest extent possible and hope to continue our rate of growth in the future.

As of December 31, 2009, in addition to our robust portfolio of 20 commercialized products, we had nine drugs at different stages of registration process, including three which had passed SFDA technical analysis and entered clinical trials (including a new anti-drug-resistance antibiotic product), and three drugs waiting for SFDA production approval.

We received SFDA approval to enter clinical trials for Candesartan – a front-line therapy in the treatment of hypertension during 2009. The clinical program has finished in January of 2010 and we have submitted an application for production.

In addition to these products, we have several others pending SFDA technical review and plan to initiate additional clinical trials in 2010 that focus on our main therapeutic areas. We are also evaluating additional opportunities on an ongoing basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and remain focused on creating a steady increase in revenue. Through strategic mergers and acquisitions (M&A) and through capitalization of this fragmented market, we will improve our product portfolio and push our integrated growth; maintain and develop new marketing channels; and use our existing retailing network in the newly expanded market to raise our overall market share. The organic growth of the Chinese pharmaceutical market has already and will continue to direct the company's development.

I. Summary of twelve months ended December 31, 2009

For the 12 months ending December 31 2009, the company continued to show healthy growth and excellent financial performance. The increase in company revenue exceeded 21%, reaching approximately $61.7 million, compared with $51.0 million in 2008. This growth is accounted for by increases in sales of existing products, and increases in the share of sales by new products. This is consistent with China Pharma's strategy to launch new products in an increasingly competitive market, and further penetrating the domestic market.

Net income for 12 months ended December 31, 2009 was $20.23 million, an increase of $2.4 million compared to $17.83 million in the previous 12 months period. This is an increase of 13%. Our 2009 net income to revenue margin was at 33% compared to 35% from the previous year.

Cashflow from operations for the 12 months ended December 31, 2009 was $10.67 million compared to $6.54 million in 2008. This is an increase of 63%. The improvement in cashflow from operations was mainly the result of better collection performance from account receivables and also higher net income in 2009.

Earnings per common share for the 12 months ending December 31, 2009 reached $0.48 per share compared to $0.44 per share for the 12 months ending December 31, 2008.

II. Business Overview & Recent Developments

China Pharma continued to execute its successful business strategy of expanding our core portfolio of products by adding two new products during the year. In 2009, we launched two new products: Tiopronin in the second quarter and Omeprazole Sodium in the fourth quarter. Tiopronin treats acute Hepatitis B and drug-induced liver damage. Omeprazole Sodium is widely utilized to treat gastroesophageal reflux disease (GERD), and is highly effective in other conditions caused by excess acidic formulations in the stomach. Sales of the new products have met or exceeded our initial plans.

The products in our pipe-line are also moving along as we expected or better. The clinical trial for Rosuvastatin, or generic of Crestor, is progressing rapidly with more patients wanting to participate in our program than we have quotas for. Our clinical trial for the new antibiotic combination drug is progressing as planned. In early 2010 we have completed the clinical trials for Candesartan, the high blood pressure drug. We have submitted a production approval application to the SFDA for Candesartan in early 2010.

Here are some recent milestones for our company:

•	January 2009: Liver disease product, Tiopronin, received SFDA production approval.
•	February 2009: Anti-hypertension drug, Candesartan, received SFDA approval to enter clinical trials.
•	June 2009: Rosuvastatin (a generic form of Crestor, for indication of high blood cholesterol level), received SFDA approval to enter clinical trials.
•	August 2009: Omeprazole Sodium injections (a generic form of a well-know PPI) received SFDA production approval.
•	September 2009: China Pharma began trading on NYSE/Amex under the ticker symbol of “CPHI”.

III. Market Trends

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

IV. Analysis for the twelve months ended December 31, 2009

Results of Operations

	12 Months ended December 31
	2009	2008
Revenue	$ 61,696,620	$ 50,968,660
Cost of Revenue	36,046,259	25,678,239
Gross Profit	25,650,361	25,290,421
Selling Expenses	2,705,550	2,040,596
General and Admin Expenses	2,146,781	1,671,715
Bad Debt Expense (Benefit)	(1,816,785)	1,847,806
Income from Operations	22,614,815	19,730,304
Interest Income	30,395	45,168
Interest Expense	(154,182)	(131,027)
Income Tax Expense	2,261,519	1,707,618
Net Income	$ 20,233,049	$ 17,833,650
Net Income per Share	$ 0.48	$ 0.44

Revenue

The first half of 2009 was challenging for most pharmaceutical companies in China because of the uncertainties generated by the pending release of the Essential Drug List with the unknown pricing implications. Sales were somewhat anemic across the various segments of the industry before the EDL was finally released on Aug. 18, 2009 Once the EDL was released and the announced pricing bands being better than expected, sales generally improved in the second half of the year.

Sales revenue for China Pharma for the 12 months period ended December 31st 2009 was $61.7 million, an increase of 21% compared to $51.0 million for the same period in 2008. Leading the way in revenue growth is our Anti-Viro & Respiratory product category, which generated $24.7 million in sales compared to $18.9 million a year ago, a rise of 31%. Within this category, antibiotics products showed the greatest strengths. Our Digestive product category sales also rose strongly to $4.8 million from $2.2 million, a rise of $2.6, or an increase of 114%. Sales of the Digestive category were boosted by the two new drugs Tiopronin and Omeprazole Sodium, which we began selling in Q2 and Q4 of 2009, respectively. Our CNS, Cardio & Cerebral Vascular category remained stable in 2009, generating $21.5 million of sales, compared to $22.2 in the previous year. This is a drop of 3%. We expect this category to regain its past vigor once Candesartan is launched (expected later in 2010). Finally, sales of the Others category rose to $10.7 million from $7.6 million, a gain of $2.9 million, or 41%.

While changing, revenue breakdown by product category is still similar to the previous years. Sales of the Anti-Viro & Respiratory represented 40% of total sales in the 12 months period ended on December 31, 2009, compared to 37% in 2008, a gain of 3%. CNS, Cardio & Cerbral Vascular category represented 35% of total revenue compared to last year’s 44%, a drop of 9%. Digestive category in 2009 represented 8% of total revenue compared to 4%, and the Other’s category went from 15% in 2008 to 17% in 2009. Again, we have a diversified portfolio of products with no single product representing more than 11% of total revenue.

Cost of Revenue

The cost of revenue for the 12 months period ending December 31 2009 was approximately $36.0 million or 58% of total revenue, increasing $10.37 million compared to 2008, which was approximately $25.68 million or 50% of total revenue.

Gross Profit

Gross profit for the 12 months period ending December 31 2009 was $25.65 million and the gross profit margin was 42%. For the same period in 2008 gross profit was $25.29 million with gross margin being 50%. From a product-sales structure perspective, we sold more lower-margin products in 2009 compared to 2008, including products that are listed on the EDL. Going forward we expect gross margin to balance out more evenly as some of our higher margin products (such as newly launched Tiopronin and Omeprazole Sodium) achieve higher sales volume as they ramp up.

Selling Expenses

The selling expenses for the 12 months period ending December 31 2009 were approximately $2.71 million, accounting for 4.39% of the total year’s revenue. In 2008, the selling expense was approximately $2.04 million, accounting for 4% of the year’s revenue. Overall selling expense to revenue ratio is stable.

G & A Expenses

The general and administrative (G&A) expenses for the 12 months period ending December 31 2009 were approximately $2.15 million, accounting for 3.48% of revenue. The G&A expenses for 2008 were approximately $1.67 million, accounting for 3.28% of revenue.

Bad Debt Expenses (Benefit)

As to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Over 90% of our drugs are sold to state-owned hospitals and local medicine distributors, which creates slow collections of our trade receivables. Since the majority of hospitals in China are backed by the government, management believes that the deferred payments from state-owned hospitals are secure and will eventually be collected. So far, China Pharma has not lost any receivables in its 16 years history of doing business with hospitals.

Because we have comparatively long receivable cycles, management had set very conservative bad debt allowance estimates in our early years as a public company. Over the past few years, our collection record has been good with no record of losing any receivables. During 2009, we reviewed our bad debt allowance estimate for accounts receivable to align our estimates to be more in line with our experience and also industry collection standards. After analyzing a number of factors including macro economy and industry bad debt experience rates, management revised bad debt allowance estimates and adjusted our bad debt allowance down to $2.4 million from $5.2 million during the third quarter of 2009. This represented a bad debt benefit of $2.8 million. Currently we continue to record allowances for bad debts based on age of outstanding accounts receivables at the end of the period. The percentage of a trade receivable that is deemed doubtful is as follows: 100% after 720 days; 10 % after 360 days; and 3.5% up to 360 days. We believe that this kind of bad debt allowance percentage would allow us to correctly account for any contingent bad debt risk.

For the twelve months period ending December 31, 2009, we realized a Bad Debt benefit of $1.82 million while in the same period in 2008 we recorded a Bad Debt expense of $1.85 million. As of December 31, 2009, our total allowance for bad debt is $2,721,914.

Income from Operation

The operating income for the year ended December 31, 2009 is approximately $22.61 million, compared to $19.73 million of the same period of 2008, an increase of $2.88 million. The main reasons for the increase are higher gross profits and also the change in estimate on bad debt allowance in 2009.

Interest Income

Income from interest for the year ended December 31, 2009 was $30,395, a decreased of $14,773 from the previous year.

Interest Expense

Interest expense for the year ended December 31, 2009 was $154,182, compared to $131,027 of the same period of 2008, an increase of $23,155.

Income Tax Expense

In the year ended December 31, 2009 we paid income tax at the rate of 10%. Income tax expense for the year ended December 31, 2009 was roughly $2.3million, compared to $1.7million for the year ended December 31, 2008. We expect next year’s Income Tax rate to be 11%.

Net Income

The net income for the twelve months ended December 30, 2009 was $20.23 million, which was $2.4 million higher than that for the twelve months period ended December 30, 2008, of approximately $17.83 million. This is an increase of about 13%.

For the twelve months ended December 30, 2009, earnings per common share is $0.48 per share, compared to $0.44 of the twelve months of 2008. The number of weighted average outstanding shares used to calculate earnings per share were 42,279,663 for 2009 and 40,216,096 for 2008.

V. Financial Analysis

Cashflows for 12 Months ended December 31, 2009 and 2008

	12 Months ended December 31st
	2009	2008
Net Cash Provided (Used by) Operating Activities	$ 10,668,926	$ 6,543,260
Net Cash Used in Investing Activities	(15,360,709)	(10,441,249)
Net Cash Provided by Financing Activities	1,385,622	8,881,132
Effect of Exchange Rate change on Cash	13,765	113,671
Cash & Equivalent Beginning Balance	6,927,149	1,830,335
Cash & Equivalent Ending Balance	$ 3,634,753	$ 6,927,149

Cash flow Analysis

As of December 31, 2009, the company possessed cash and cash equivalents of $3,634,753, which represents 3.6% of total assets; compared with $6,927,149 in the same period for 2008, which represented 9.2% of the total assets. Compared with the position of December 31, 2008, this is a decrease of approximately $3.29 million. Although we generated more cash from operations in 2009 than in the previous year, payments in acquisition of intangible assets increased even more. The result is a lower cash balance at year end.

On December 31, 2009, the working capital was approximately $60.79 million, an increase of $6.63 million from the December 31, 2008, which was $54.16 million. The main reason for the increase was the increase in account receivables.

In the year ended December 31, 2009, net cash flow from operating activities rose to $10.67 million, an increase of 63% over the $6.54 million for the same period in 2008. The main reasons for the improvement in operating cash flow were faster collection of accounts receivables and an increase of net income in 2009.

In the year ended December 31, 2009, cash used for investing activities was approximately $15.36 million, an increase of approximately $4.92 million, compared to the $10.44 million for the same period in 2008. The increase in investment spending in 2009 was mainly the results of higher payments related to our intangible asset purchase programs. In addition to the on-going spending on various products in our pipe-line, final payments were made for a number of new products programs (Tiopronin and Omeprazole) that came to fruition during the year.

In the year ended December 31, 2009, net cash flow generated from financing activities was approximately $1.39 million compared to $8.8 in the same period of 2008. The main source of the 2008 financing came from the Company’s offering of equity units in May of 2008 which generated net proceeds amounted to $9.27 million. In 2009, the company increased its short term bank lending facility by approximately $1.36 million.

VI. Conclusion

The overall performance during the year ended December 31, 2009 was very good. In a year that is marked by a high degree of uncertainty in our industry, we managed to maintain our high profitability goals (net income margin at 33%) while growing our sales revenue by more than 20%. Furthermore, we continue to make steady progress on account receivables collection which resulted in a substantial increase in cashflow from operations. Although management is pleased with our results in 2009, we continue to strive to improve our operations as we move into 2010 and preparing for new challenges. Looking ahead, we see exciting times coming up as some of our most promising pipe line products are getting closer to the finish line.

As a public company in the pharmaceutical industry, we focus on product innovation. In order to create products that are innovative and tailored to the end user, we must concentrate on additional, innovative cooperative engagements with special R&D institutions for more market-ready products. As a result, the Company will continue to actively pursue the development and distribution of high-quality products. The pharmaceutical industry has been called an "industry of eternal sunrise", and China Pharma Holdings, Inc. believes that our strategy and the sustained growth in revenue will ensure our continued success.

Off-Balance Sheet Arrangements

As of the date of this annual report, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

llowance for doubtful accounts

We calculate the allowance for doubtful accounts based on detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Included in trade receivables is approximately $12,730,761 that occurred more than one year from December 31, 2009, but is estimated to still be collectable.

During the fiscal 2009, we determined that our previous estimates of uncollectible accounts receivable were not realized. As a result, we revised our estimate of the allowance for doubtful accounts at December 31, 2009 to $2,718,358 based on an analysis of the economy and the industry's bad debt experience rate. The change in the estimate resulted in a bad debt benefit during year ended December 31, 2009 of $1,816,785.

Intangible Assets

Our acquisition costs on patents, trademarks, licenses, techniques, formulas and other intangibles are capitalized and amortized using the straight-line method over their useful lives. For those intangible assets, such as patents, with legal protection over a period, their useful life is the protected period. Others that do not have legal protection periods are amortized generally over 5 to 10 years. We do not capitalize internally generated intangible assets. Our intangible assets consist of techniques (formulas and manufacturing processes) for medicines.

Recently Enacted Accounting Standards

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

In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective in the first quarter of 2010. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•

Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•

Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for us in the first quarter of 2010, except for the disclosures about purchases, sales, issuance and settlement on the forward of activity in Level 3 fair value measurements. Those disclosures are effective for us in the fiscal year 2011. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit “smaller reporting companies” to omit such information.

Item 8. Financial Statements and Supplementary Data

The Financial Statements and supplementary data are listed in the Index to Financial Statement starting from page F-1 of this report.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2009.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The management's assessment of internal controls over financial reporting was not subject to auditor attestation as of December 31, 2009 pursuant to temporary rules of the Securities and Exchange Commission. Accordingly, this Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name and position of our current directors and executive officers:

Name (1)	Age	Position
Zhilin Li	57	Director, President and Chief Executive Officer
Frank Waung	45	Chief Financial Officer
Heung Mei Tsui	53	Director
Gene Michael Bennett	62	Independent Director
Yingwen Zhang	65	Independent Director
Baowen Dong	69	Independent Director
Jian Yang	55	Secretary

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

Frank Waung: Mr. Waung has served as the Chief Financial Officer (“CFO”) of the Company since April 28, 2009. Mr. Waung worked for Hickey Freihofner Capital as an investment banker with China focus from 2008 till April 28, 2009. Mr. Waung worked for Dellacamera Capital Management as a special situation analyst in 2007. Mr. Waung acted as a senior market economist in Cowen & Co. from 2000 to 2003 and as a convertible security trader from 2003 to 2006. He worked for Credit Suisse First Boston as a quantitative marketer from 1994 to 1998. Mr. Waung received his bachelor’s degree from University of California in 1988 and received his master’s degree in business administration from the Wharton School at University of Pennsylvania in 1994.

Heung Mei Tsui: Ms. Tsui has served as a member of our board of directors since April 28, 2009. Ms. Tsui had been a member of the Company’s Board from October 19, 2005 to February 1, 2008. Ms. Tsui is a self-employed businesswoman engaged in the international trading and strategic investment. She graduated from Hunan Financial & Economic College in 1982.

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

Board Composition

Since April 28, 2009, the board of directors has been composed of Zhilin Li, Heung Mei Tsui, Gene Michael Bennett, Yingwen Zhang and Baowen Dong. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Committees

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

The Company established the Nominating and Compensation Committee of the Board of Directors on August 26, 2009. The Committee now consists of the following three independent directors: Yingwen Zhang, Gene Michael Bennett and Baowen Dong. Mr. Zhang has been selected as the Chairman of the Nominating and Compensation Committee. For more specific information concerning the role and responsibilities of our Nominating and Compensation Committee, pleaser refer to Exhibit 99.2 to this Form 10K for the Charter of the Nominating and Compensation Committee adopted by our board of directors on August 26, 2009.

Audit Committee Report

 The following Audit Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of ours under the 1933 Act or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.

In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2009, the Audit Committee:

•

Discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and Hansen, Barnett & Maxwell, P.C., independent auditors, prior to public release;

•

Reviewed our audited consolidated financial statements as of and for the year ended December 31, 2009, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and Hansen, Barnett & Maxwell, P.C.;

•	reviewed with our financial management and Hansen, Barnett & Maxwell, P.C. their judgments as to the quality, not just the acceptability, of our accounting principles;
•	discussed with Hansen, Barnett & Maxwell, P.C. the overall scope and plan for their audit;
•	reviewed our financial controls and financial reporting process;
•

reviewed significant financial reporting issues and practices, including judgmental items, change in accounting principles and disclosure practice; pre-approved all services performed by Hansen, Barnett & Maxwell, P.C.; met with Hansen, Barnett & Maxwell, P.C., without management present, to discuss the results of their examinations, their evaluation of the effectiveness of internal control over f inancial reporting; and met with our financial management, without Hansen, Barnett & Maxwell, P.C. present, to discuss the quality of services provided by Hansen, Barnett & Maxwell, P.C.

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

In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, the Audit Committee recommended to our Board of Directors that our consolidated financial statements be included in this annual report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Commission. The Audit Committee selected Hansen, Barnett & Maxwell as our independent auditors for the fiscal year ending December 31, 2010.

Limitation of Liability and Indemnification of Officers and Directors

With certain exceptions, our Certificate of Incorporation, as amended, eliminates any personal liability of directors or officers to us or our stockholders for monetary damages for the breach of such person's fiduciary duty to the extent permitted by law. We have also adopted an Amended and Restated By-laws which provide for indemnification of directors and officers.

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

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Heung Mei Tsui (1)	16,000	—	—	—	—	—	16,000
Gene Michael Bennett	16,000	—	—	—	—	—	16,000
Yingwen Zhang	5,865	—	—	—	—	—	5,865
Baowen Dong	5,865	—	—	—	—	—	5,865

(1) The Company will pay the annual cash compensation to Ms. Tsui at the amount of $16,000 in about May 2010.

Our three independent directors are entitled to the following compensation under the engagement letter: Mr. Bennett’s compensation consists of $16,000 per year, payable quarterly within 5 days of the start of the quarter, and 5,000 warrants of common stock with an exercise price of $3.32 per share; Mr. Zhang and Mr. Dong are each entitled to RMB40,000 (approximately $5,865) annually, payable quarterly within 5 days of the start of the quarter.

The three independent directors received the above cash compensation during the fiscal year ended December 31, 2009. No equity compensation has been awarded to Mr. Bennett till the date of this Form 10-K. We currently reimburse directors for travel expenses associated with their work for the company but our internal directors currently do not receive any other compensation in the capacity of directors.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a class of our capital stock, to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, we believe that during the year ended December 31, 2009; all persons subject to Section 16(a) filing requirements have filed on a timely basis reports required to be filed by Section 16(a) of the Exchange Act.

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

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our chief executive officer, chief financial officer and secretary during the last three fiscal years in all capacities to us, our subsidiaries and predecessors (collectively, the "Named Executive Officers"). No other executive officers received compensation in excess of $100,000 during the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)		Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Zhilin Li Director, CEO and President (2)	2009 2008 2007	$ $ $	117,302 117,084 104,976	—	—	$ $ $	117,302 117,084 104,976
Xinhua Wu, Former CFO and Director (3)	2009 2008 2007	$ $ $	5,103 73,177 65,610	—	—	$ $ $	5,103 73,177 65,610
Frank Waung, CFO (4)	2009		$36,000	$ 134,600 (1)	$ 10,000		$184,400
Jian Yang, Secretary, (5)	2009 2008 2007	$ $ $	73,314 73,177 65,610	—	—	$ $ $	73,314 73,177 65,610

(1)  Represents the dollar amounts recognized in the Company’s year-end 2009 financial statements for reporting purposes in accordance with SFAS 123(R).  Amounts shown cover awards granted in 2009.  The amounts represent the compensation costs of awards that are paid in options to purchase shares of the Company’s common stock, the amounts do not reflect the actual amounts that may be realized by the named executive officer.  A discussion of the assumptions used in calculating these values may be found in Note 8 to the consolidated audited financial statements.

(2) Zhilin Li has been our CEO and president since October 20, 2005. As of January 20, 2006, Zhilin Li was elected as the director of the Company.

(3) Effective April 28, 2009, Mr. Xinhua Wu resigned as our Chief Financial Officer and Director.

(4) Effective April 28, 2009, Mr. Frank Waung was elected as the Chief Financial Officer of the Company.

(5) Jian Yang has been our corporate secretary since October 20, 2005.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, we had the following outstanding equity awards:

Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date
(a)	(b)	(c)	(d)	(e)		(f)
Frank Waung	50,000 (1) 50,000 (2)	—	—	$ $	2.75 2.75	April 27, 2012 September 29, 2012

(1) Options are exercisable on April 28, 2010.

(2) Options are exercisable on September 30, 2010.

Stock Options and Stock Appreciation Rights

Plan category	Number of s ecurities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$2.75	900,000
Equity compensation plans not approved by security holders	—	—	—
Total	100,000	$2.75	900,000

Under the China Pharma Holdings, Inc. 2009 Stock Option Plan (the “Plan”), a maximum of one million shares of our common stock are available for issuance, subject to adjustment.  The Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units or other right or benefit under the Plan.  The exercise price per share with respect to each option and each stock appreciation rights is determined by the administrator, provided that the exercise price per share cannot be less than the fair market value of a share on a grant date in case of an incentive share option and the exercise price per share cannot be less than eighty-five percent (85%) of the fair market value of a share on a grant date in case of a non-qualified share option.  The Plan will terminate 10 years following the earlier of (i) the date it was adopted by our Board of Directors or (ii) the date it became effective upon approval by our stockholders, unless sooner terminated by our Board of Directors pursuant to the Plan.  The Plan was adopted by our Board of Directors on September 2, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2009 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common stock, (ii) each of our Directors, and (iii) all current Directors and executive officers as a group.

The number of shares of common stock issued and outstanding on December 31, 2009 was 42,308,350 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 31, 2009, plus shares of common stock subject to options/warrants held by such person on December 31, 2009 and exercisable within 60 days thereafter.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers and Directors
Zhilin Li	10,000,000	23.64%
Heung Mei Tsui	10,812,651	25.56%
Jian Yang	2,278,815	5.39%
Frank Waung	2,500	0.006%
Beneficial Owners of Five Percent or More
Peter Siris	2,759,120 (2)	6.52%
Guerrilla Capital Management, LLC	2,747,120 (2)	6.49%

Total Shares Owned by Persons Named Above	25,853,086	61.11%

Total Shares Owned by Executive Officers and Directors	23,093,966	54.58%

(1) The address of Ms. Li is 2nd Floor, No.17, Jinpan Road, Kaikou, Hainan Province, China. The address of Mr. Waung is 72 Great Hills Road, Short Hills, New Jersey 07078. The address of Ms. Tsui is Flat F, 3rd Fl., Mayson Garden Bldg, 68 Hing Fat St., Causeway Bay, Hong Kong. The address of Ms. Yang is 1 Haoyuan ST, RM 5B, Blog 7, Asia Luxury Garden, Haikou, Hainan Province, China. The address of Peter Siris and Guerrilla Capital Management, LLC is 237 Park Avenue, 9th Floor New York, New York 10017, United States of America.

(2) Guerrilla Capital Management, LLC (“Guerrilla”), an investment fund located in New York, beneficially owns or controls 2,747,120 shares of our common stock as disclosed in a Schedule 13G/A filed on February 16, 2010. Peter Siris is the managing director of Guerrilla, and believed to have dispositive and voting power over the securities held by Guerrilla. Besides, Peter Siris has sole voting power with respect to 12,000 shares of our common stock, and beneficially owns or controls 2,759,120 shares of our common stock in aggregate.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C., (“HBM”) is the Company’s independent registered accountant. All of the services described below were approved by our audit committee prior to performance. The committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence. The principal accountant fees of the fiscal year 2008 and the fiscal year 2009 are as follows:

	FISCAL 2008	FISCAL 2009

Audit Fees (1)	$74,000+RMB 500,000	$74,000+RMB 500,000

Audit-Related Fees(2)	$ 0	$ 0

Tax Fees(3)	$ 0	$ 0

All Other Fees(4)	$ 0	$ 0

Total	$ 74,000+RMB 500,000	$ 74,000+RMB 500,000

(1) During the fiscal years ended December 31, 2008 and 2009, HBM billed us $74,000 each year in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports; we paid RMB500,000 to Baker Tilly China each year for their involvements in the auditing and reviews under the supervision of HBM.

(2) During the fiscal years ended December 31, 2008 and 2009, HBM billed us $0 in fees for assurance and related services relating to the performance of the audit and review of the Company’s financial statement.

(3) During the fiscal years ended December 31, 2008 and 2009, HBM billed us $0 in fees for professional services for tax planning and preparation.

(4) During the fiscal years ended December 31, 2008 and 2009, HBM billed us $0 in fees for professional services.

PART IV

Item 15. –Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Securities Exchange Agreement by and among Onny Investment Limited dated October 19, 2005. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
3.1	Memorandum and Articles of Association of Onny Investment Limited. (incorporated by reference to the registration statement on Form SB-2 filed on December 23, 2005, as amended)
3.2	Articles of Association of Helpson Medical & Biotechnology Co., Ltd. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)
3.3	Certificate of Incorporation of Softstone, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 8, 2001)
3.4	Certificate of Amendment of Certificate of Incorporation of Softstone, Inc. (incorporated by reference to our report on Form 8K filled on August 18, 2003)
3.5	Certificate of Amendment of Certificate of Incorporation of TS Electronics, Inc. (incorporated by reference to our report on Form DEF 14C filled on March 28, 2006)
3.6	Amended and Restated Bylaws (incorporated by reference to our report on Form PRE 14C filled on June 27, 2008)
10.1	Stock Purchase Agreement by and among Halter Financial Group Inc. dated May 11, 2005 filed on May 11, 2005. (incorporated by reference to our current report on Form 8-K filed on May 11, 2005)
10.2	Subscription Agreement by and among Onny Investment Limited stockholders. (incorporated by reference to the registration statement on Form SB-2 filed on October 20, 2005)

10.3	Employment Contract between Helpson and Zhilin Li dated July 1, 2005. (incorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.4	Employment Contract between Helpson and Jian Yang dated July 1, 2005 (incorporated by reference to the quarterly report on Form 10-QSB filed on November 16, 2006)
10.5	Engagement Letter of Gene Micheal Bennett (incorporated by reference to our annual report on Form 10-K filed on March 17, 2009)
10.6	Engagement Letter of Yingwen Zhang (incorporated by reference to our annual report on Form 10-K filed on March 17, 2009)
10.7	Engagement Letter of Baowen Dong (incorporated by reference to our annual report on Form 10-K filed on March 17, 2009)
10.8	Subscription and Registration Rights Agreement among China Pharma Holdings, Inc. and 17 investors (incorporated by reference to our current report on Form 8-K filed on February 6, 2007)
10.9	Form of Warrant (incorporated by reference to our current report on Form 8-K filed on February 6, 2007)
10.10	Securities Purchase Agreement, dated May 27, 2008, by and among China Pharma Holding, Inc. and the investors (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.11	Registration Rights Agreement, dated May 27, 20008, by and among China Pharma Holding, Inc. and the investors (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.12	Form of Warrant, dated May 27, 2008 (incorporated by reference to our current report on Form 8-K filed on May 28, 2008)
10.13	China Pharma Holdings, Inc. 2009 Stock Option Plan (incorporated by reference to Appendix B of the Company’s Preliminary Schedule 14C Information Statement filed with the SEC on September 3, 2009)
10.14	Form of Warrant issued to Roth Capital Partners, LLC, dated May 30, 2008
10.15	Forms of Warrant issued to FirsTrust Group Inc., dated June 24, 2008 (incorporated by reference to our current report on Form 8-K filed on June 27, 2008)
10.16	Forms of Warrant issued to Hayden Communications International, Inc., dated June 24, 2008 (incorporated by reference to our current report on Form 8-K filed on June 27, 2008)
10.17	Forms of Warrant issued to Hayden Communications International, Inc., dated December 24, 2008 (incorporated by reference to our current report on Form 8-K filed on December 29, 2008)
10.18*	Supply Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
10.19*	Supply Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Hainan Xinxin Biotechnology Co., Ltd.
10.20*	Sales Contract entered into between Helpson Medical & Biotechnology Co., Ltd. and Anhui Fuyang Xinte Pharmaceutical Company
10.21*	Sales Contract entered into between Hainan Helpson Medical & Biotechnology Co., Ltd. and Hainan LIANGBISHI Cosmetics Co., Ltd.
10.22

Lease Agreement entered into between Helpson Medical & Biotechnology Co., Ltd. and Hainan Zhongfu Going-abroad Personnel Service Center, and Housing Rent Adjustment Notice (incorporated by reference to the annual report on Form 10-KSB/A filed on March 12, 2009)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the registration statement on Form S-1 filed on July 11, 2008)
16.1	Letter regarding Change in the Certified Accountant dated August 15, 2005. (incorporated by reference to our current report on Form 8-K filed on August 18, 2005)

21	Subsidiaries of China Pharma Holdings, Inc. filed on October 20, 2005. (incorporated by reference to the registration statement on Form SB-2 filed on December 23, 2005, as amended)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter (incorporated by reference to our annual report on Form 10-K filed on March 17, 2009)
99.2	Charter of the Nominating and Compensation Committee (incorporated by reference to our current report on Form 8-K filed on August 28, 2009)

*Filed herewithin

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

China Pharma Holdings, Inc.

Dated: March 4, 2010	By: /s/ Zhilin Li
Zhilin Li
Director, Chief Executive Officer, and President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.

Dated: March 4, 2010	By: /s/ Zhilin Li
Zhilin Li
Director, Chief Executive Officer, and President

Dated: March 4, 2010	By: /s/ Frank Waung
Frank Waung
Chief Financial Officer and Principal Accounting Officer

Dated: March 4, 2010	By: /s/ Heung Mei Tsui
Director

Dated: March 4, 2010	By: /s/ Gene Michael Bennett
Gene Michael Bennett,
Independent Director

Dated: March 4, 2010	By: /s/ Yingwen Zhang
Yingwen Zhang
Independent Director

Dated: March 4, 2010	By: /s/ Baowen Dong
Baowen Dong
Independent Director

CHINA PHARMA HOLDINGS, INC.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

China Pharma Holdings, Inc.

We have audited the consolidated balance sheets of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 4, 2010

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$3,634,753	$6,927,149
Trade accounts receivable, less allowance for doubtful
accounts of $2,718,358 and $4,474,175, respectively	51,238,339	36,008,095
Other receivables, less allowance for doubtful
accounts of $3,556 and $54,242, respectively	78,525	163,957
Advances to suppliers	1,798,446	3,031,694
Inventory	14,233,073	13,139,750
Deferred tax assets	319,820	461,596
Total Current Assets	71,302,956	59,732,241
Property and Equipment, net of accumulated depreciation of
$2,020,462 and $1,483,267, respectively	6,705,873	6,738,368
Intangible assets, net of accumulated amortization of
$1,359,048 and $547,567, respectively	19,332,284	6,162,549
Advances for intangible assets and property and equipment	3,599,949	2,838,679
TOTAL ASSETS	$100,941,062	$75,471,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$3,957,923	$1,049,268
Accrued expenses	47,435	56,075
Accrued taxes payable	1,528,691	1,170,003
Other payables	58,191	42,813
Advances from customers	1,037,693	693,178
Other payables-related parties	75,741	75,741
Notes payable	3,802,726	2,480,231
Total Current Liabilities	10,508,400	5,567,309
Long-term research and development commitments	36,565	36,474
Total Liabilities	10,544,965	5,603,783
Stockholders' Equity
Common stock - $0.001 par value; 60,000,000 shares
authorized; 42,308,350 shares and 42,278,938 shares
outstanding, respectively	42,308	42,279
Additional paid-in capital	21,178,114	21,066,338
Retained earnings	63,272,868	43,039,819
Accumulated other comprehensive income	5,902,807	5,719,618
Total Stockholders' Equity	90,396,097	69,868,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,941,062	$75,471,837

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2009	2008
Revenue	$61,696,620	$50,968,660
Cost of revenue	36,046,259	25,678,239
Gross profit	25,650,361	25,290,421
Operating expenses
Selling expenses	2,705,550	2,040,596
General and administrative expenses	2,147,081	1,671,715
Bad debt expense (benefit)	(1,816,785)	1,847,806
Total operating expenses	3,035,846	5,560,117
Income from operations	22,614,515	19,730,304
Interest income	30,695	45,168
Interest expense	(154,182)	(131,027)
Other income (expense)	3,540	(103,177)
Income before income taxes	22,494,568	19,541,268
Provision for income taxes	(2,261,519)	(1,707,618)
Net income	20,233,049	17,833,650
Other comprehensive income - foreign currency
translation adjustment	183,189	2,880,314
Comprehensive income	$20,416,238	$20,713,964
Basic and diluted earnings per share	$0.48	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2007	37,278,938	$37,279	$11,678,606	$25,206,169	$2,839,304	$39,761,358
Issuance of common stock for cash	5,000,000	5,000	9,263,938	--	--	9,268,938
Warrants issued for services	--	--	123,794	--	--	123,794
Net income for the year	--	--	--	17,833,650	--	17,833,650
Foreign currency translation adjustment	--	--	--	--	2,880,314	2,880,314

Balance, December 31, 2008	42,278,938	42,279	21,066,338	43,039,819	5,719,618	69,868,054
Exercise of warrants for cash	29,412	29	69,972	--	--	70,001
Issuance of stock options as compensation	--	--	41,804	--	--	41,804
Net income for the year	--	--	--	20,233,049	--	20,233,049
Foreign currency translation adjustment	--	--		--	183,189	183,189

Balance, December 31, 2009	42,308,350	$42,308	$21,178,114	$63,272,868	$5,902,807	$90,396,097

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$20,233,049	$17,833,650
Depreciation and amortization	1,368,888	719,475
Bad debt expense (benefit)	(1,816,785)	1,847,806
Stock-based compensation	41,804	123,794
Changes in assets and liabilities:
Trade accounts receivable	(13,366,578)	(17,778,209)
Other receivables	136,587	265,813
Advances to suppliers	1,240,118	(87,978)
Inventory	(1,060,083)	2,243,138
Deferred tax assets	142,846	(257,447)
Trade accounts payable	3,044,387	720,659
Accrued expenses	(8,775)	(219,301)
Accrued taxes payable	355,587	825,119
Other payables	15,274	(48,072)
Other payables-related parties	--	(52,804)
Advances from customers	342,607	407,617
Net Cash Provided by Operating Activities	10,668,926	6,543,260

Cash Flows from Investing Activities
Purchase of property and equipment	(143,082)	(4,310,690)
Purchase of intangible assets	(12,154,561)	(4,184,080)
Advances for intangible assets and property and equipment	(3,063,066)	(1,946,479)
Net Cash Used in Investing Activities	(15,360,709)	(10,441,249)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	70,001	--
Proceeds from sale of common stock	--	9,268,938
Proceeds from short-term notes payable	3,800,681	2,441,739
Payments of short-term notes payable	(2,485,060)	(2,829,545)
Net Cash Provided by Financing Activities	1,385,622	8,881,132

Effect of Exchange Rate Changes on Cash	13,765	13,671
Net Increase (Decrease) in Cash	(3,292,396)	5,096,814
Cash and Cash Equivalents at Beginning of Year	6,927,149	1,830,335
Cash and Cash Equivalents at End of Year	$3,634,753	$6,927,149

Supplemental Cash Flow Disclosure:
Cash paid for interest	$154,182	$131,027
Cash paid for income taxes	1,773,795	1,294,367
Supplemental Cash Flow from Investing Activities
Accounts payable for purchases of property and equipment	$139,903	$--

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Delaware corporation, owns 100% of Onny Investment Limited (Onny), a British Virgin Islands corporation, that in turn owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), which is organized under the laws of The People's Republic of China (the PRC). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

Through Helpson, the Company manufactures and markets generic and branded pharmaceutical products primarily to hospitals and private retailers located throughout the PRC. The Company has and continues to acquire well-accepted medical formulas to a diverse portfolio of Western and Chinese medicines. Helpson also manufactures biochemical products, health products and cosmetics.

Consolidation and Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars. The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Helpson’s functional currency is the Chinese Renminbi. Helpson’s revenue and expenses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating Helpson’s financial statements are included in accumulated other comprehensive income which is a component of stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in the results of operations.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less. Cash deposits are held at financial institutions in the PRC and are not insured by the FDIC.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. At December 31, 2009, trade accounts receivables included $12,730,761 from sales that occurred more than one year prior to December 31, 2009, that management believes are collectable.

During the year ended December 31, 2009, the Company determined that its previous estimates of uncollectible accounts receivable would not be realized. Based on an analysis of the economy and the pharmaceutical industry's bad debt experience rate, the Company revised its estimate of the allowance for doubtful accounts at December 31, 2009 to $2,718,358. The change in the estimate resulted in a net bad debt benefit during year ended December 31, 2009 of $1,816,785.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

Advances to Suppliers and Advances from Customers – Common practice in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. An allowance for inventory obsolescence is provided when the market value of inventory items is lower than their cost.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. No impairment was recognized during the years ended December 31, 2009 and 2008.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sale, trade-in or retirement are included in operations during the period of disposition.

Intangible Assets – The Company evaluates potential generic and branded drug formulas and, for formulas that the Company desires to pursue, it enters into purchase agreements with independent and university laboratories. Upon the laboratories delivering the drug formulas, the manufacturing technique and production certificates from the State Food and Drug Administration, the Company capitalizes the cost of the medical formulas and manufacturing processes. The cost of these intangible assets is amortized over their estimated useful lives, which are generally 5 to 10 years, using the straight-line method.

Advances for Intangible Assets and Property and Equipment – The Company makes advances to third-party laboratories for the purchase of established drug formulas. The advances are applied to the finished medical formulas when delivered to the Company by the laboratories. As of December 31, 2009 and 2008, the amounts advanced were $3,599,949 and $2,838,679, respectively.

Revenue Recognition – Revenue is considered earned when the Company has persuasive evidence of an arrangement with the customer, delivery of the products has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped to the customer, risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Cost of Revenues – Cost of revenues includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of product.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development costs were not material during the years ended December 31, 2009 and 2008.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by provincial governments. The governments benefit plans assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $73,402 and $64,194 to retirement benefit plans for the years ended December 31, 2009 and 2008, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. Total advertising expense for the years ended December 31, 2009 and 2008 were $8,478 and $46,321, respectively.

Basic and Diluted Earnings per Share – Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares. The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	Years Ended December 31,
	2009	2008
Net income	$20,233,049	$17,833,650
Basic and diluted weighted-average common
shares outstanding	42,279,663	40,216,096
Basic and diluted earnings per share	$0.48	$0.44

As of December 31, 2009 and 2008, potentially dilutive securities included outstanding warrants and options to purchase 3,040,195 shares and 2,969,607 shares of common stock, respectively, at exercise prices ranging from $2.38 to $3.60 per share. These potentially issuable shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

Credit Risk – The carrying amounts of accounts receivable included in the balance sheet represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer's financial condition. It maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded management's estimations.

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

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recently Enacted Accounting Standards – In June 2009, the Financial Accounting Standards Board (the FASB) issued authoritative guidance on the consolidation of variable interest entities, which is effective for us in the first quarter of 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective in the first quarter of 2010. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued guidance requiring an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.
•

Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.
•

Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for the Company in the first quarter of 2010, except for the disclosures about purchases, sales, issuance and settlement on the forward of activity in Level 3 fair value measurements. Those disclosures are effective for us in the fiscal year 2011. We do not expect that the adoption of these accounting standards will have a material impact on our consolidated financial statements.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,
	2009	2008
Raw materials	$9,353,076	$10,836,039
Work in process	--	111,867
Finished goods	4,879,997	2,191,844
Total Inventory	$14,233,073	$13,139,750

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2009	2008
Permit of land use	$411,963	$410,942
Buildings	2,229,442	1,871,206
Plant, machinery and equipment	5,223,872	1,497,004
Motor vehicles	135,127	135,204
Office equipment	109,440	106,918
Construction in progress	616,491	4,200,361
Total Property and Equipment	8,726,335	8,221,635
Less: Accumulated depreciation	(2,020,462)	(1,483,267)
Net Property and Equipment	$6,705,873	$6,738,368

Construction in progress included the cost of improvements to existing facilities for product line expansion and the cost of new equipment to be installed subsequent to year end. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Buildings	20 - 35
Plant, machinery and equipment	10
Motor vehicles	5 - 10
Office equipment	5

For the years ended December 31, 2009 and 2008, depreciation expense was $559,204 and $434,782, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets represent the costs of acquired pharmaceutical formulas, production certificates, licenses, and production techniques. Intangible assets have a weighted-average remaining estimated useful life of approximately 9.3 years. Amortization of intangible assets was $809,684 and $284,693 for the years ended December 31, 2009 and 2008, respectively. The estimated aggregate annual amortization expense for the next five years and thereafter follows:

Years Ending December 31:
2010	$2,062,721
2011	2,062,721
2012	2,062,721
2013	2,062,721
2014	2,055,586
Thereafter	9,025,814
Total	$19,332,284

NOTE 5 – ADVANCES FOR INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

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

NOTE 6 – NOTES PAYABLE

Short Term Notes Payable – On July 13, 2007, the Company entered into a new line of credit with the bank collateralized by certain land use rights, machinery and equipment. The outstanding advance made under the line of credit was $2,324,278 at December 31, 2007. The line of credit was renewed during the first quarter of 2008 with due dates of August and September of 2008 with interest payable monthly at the rate of 7.84%. The line of credit was paid in full on the maturity dates.

On December 24, 2008 the Company entered into a new line of credit with the bank collateralized by certain land use rights, buildings, machinery and equipment. The outstanding advance made under the line of credit was $2,480,231 at December 31, 2008 bore interest at a rate of 6.372% and matured on November 23, 2009. The loan was personally guaranteed by Ms. Zhilin Li, the Company’s Chief Executive Officer. No additional compensation was paid to Ms. Li for her guarantee of the note payable. The line of credit was paid in full in July, 2009.

On July 2, 2009 the Company entered into a revolving line of credit with a bank bearing interest at a rate of 5.31% collateralized by certain land use rights, buildings, machinery and equipment with carrying amounts of $5,397,483. The line of credit expires on June 30, 2010. The outstanding advance made under the line of credit was $3,802,726 at December 31, 2009. There are no additional amounts available to the Company under this line of credit.

Short Term Notes Payable to Former Shareholders – In January 2006, the Company converted its dividend payable of $4,402,147 into short-term notes bearing interest at a rate of 2.25% per annum. The final principal balance of $369,150 was paid in January, 2008. The accrued interest of $213,545 was paid during the second quarter of 2008.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at December 31, 2009 and 2008 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 7 – INCOME TAXES

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

Undistributed earnings of the Company’s foreign subsidiary since acquisition amounted to approximately $63.5 million at December 31, 2009. Those earnings, as well as the investment in the subsidiaries of approximately $21 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

As a result of the above changes, the Company’s enterprise income tax rates are as follows:

Enterprise Income
Year	Tax Rate

2008	9%
2009	10%
2010	11%
2011	24%
2012 and after	25%

The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2009	2008
Current	$2,118,673	$1,965,065
Deferred	142,846	(257,447)
Total provision for income taxes	$2,261,519	$1,707,618

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2009	2008
Tax at statutory rate of 25%	$5,623,642	$4,977,091
Non-deductible expenses (non-taxable income)	101,205	(746)
Effect of change in tax rate	(29,059)	(193,399)
Effect of tax holiday	(3,434,269)	(3,075,328)
Income tax expense	$2,261,519	$1,707,618

The effect of the tax holiday amounted to $3,434,269 and $3,075,328 for the years ended December 31, 2009 and 2008, which was equivalent to basic and diluted earnings per share of $0.08 and $0.08 per share for the years ended December 31, 2009 and 2008, respectively.

The temporary differences which give rise to the deferred income tax asset are as follows:

	December 31,
	2009	2008
Allowance for doubtful trade receivables	$299,019	$447,417
Allowance for doubtful other receivables	391	5,425
Expenses not deductible in the current year	20,410	8,754
Total deferred income tax assets	$319,820	$461,596

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 8 – STOCKHOLDERS' EQUITY

On May 30, 2008 the Company completed an offering of Units priced at $2.00 per Unit consisting of one share of Company common stock and a three-year warrant to purchase one-fourth of one share of Company common stock at an exercise price of $2.80 per share. The Company issued 5,000,000 shares of common stock and three-year warrants to purchase 1,250,000 shares of common stock to 17 accredited investors for gross proceeds of $10,000,000. The net proceeds, after deduction of related offering expenses of $731,062, amounted to $9,268,938. In addition, the placement agent in the transaction was issued three-year warrants to purchase 300,000 shares of common stock at an exercise price of $2.98 per share. The proceeds were allocated to the warrants issued to the investors and the placement agent based upon their fair values of $1,090,342 and $249,366, respectively and the balance of the proceeds of $8,221,449 was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.93%, expected dividend yield of 0%, expected volatility of 62.9% and an expected life of 3 years.

The common shares and the shares underlying the warrants have registration rights, and the Company was required to file a registration statement including said shares with the Securities and Exchange Commission. In the event that the Company did not file a registration statement within 45 days of the closing date of the offering, or the registration statement is not declared effective within the 90 or 120 day time periods from the closing date as defined in the registration rights agreement, or if the Company fails to keep the registration statement effective, the Company will be required to pay a penalty to each investor equal to 1% of the purchase price for each 30 day period. The Company filed a registration statement with the Securities and Exchange Commission on July 11, 2008 and it was declared effective August 12, 2008. The Company has not accrued any penalty under the registration rights agreement but will evaluate any liability related to the effectiveness of the registration statement at the end of each reporting period.

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

The fair values of the warrants issued on June 24 and December 24, 2008 were determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.14% - 3.14%, expected dividend yield of 0%, expected volatility of 61.3% - 65.4% and an expected life of 3 years. The exercise price of the warrants exceeded the market price of the stock on the dates of grant.

On February 1, 2007 the Company completed an offering of units priced at $1.70 per unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of Company common stock at an exercise price of $2.38 per share which expire on January 29, 2010. The remaining 1,202,941 warrant shares issued in conjunction with the offering had not been exercised at December 31, 2008. On December 22, 2009 the Company received proceeds of $70,001 and issued 29,412 shares of its common stock pursuant to the exercise of warrants. The remaining 1,173,529 warrants remain outstanding at December 31, 2009.

2009 Stock Option Plan – On September 2, 2009, the board of directors of the Company adopted the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees, and eligible consultants.

On October 13, 2009 the Company issued options to purchase 100,000 shares of common stock at an exercise price of $2.75 per share to an officer of the Company pursuant to its 2009 Stock Option Plan. The options vest in two equal tranches on April 28, 2010 and September 30, 2010 and expire two years from the respective vesting dates. The strike price for the options represents 85% of the market price on the date of grant. The value of the option of $134,600 was determined using the Black Scholes option pricing model using the simplified method based on the closing market price of $3.23 per share and assumptions for the risk free interest rate of 1.42% and volatility of 79.1%. The Company applies the simplified method due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. A total of $41,804 of compensation expense related to the vested portion of the option was recognized in the accompanying statement of operations as general and administrative for the year ended December 31, 2009. The remaining unrecognized compensation expense of $92,796 will be recognized over the remaining vesting period during fiscal 2010. As of December 31, 2009, the aggregate intrinsic value of the options is $110,000.

NOTE 9 – CONTINGENCIES

Economic environment – Significantly all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company's results from operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The unfavorable changes in global macroeconomic factors may also adversely affect the Company’s operations.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 10 – CONCENTRATIONS

For the year ended December 31, 2009, two customers accounted for 25% and11% of sales, respectively. For the year ended December 31, 2008, two customers accounted for 14% and 10% of sales, respectively. At December 31, 2009, one customer accounted for 15% of accounts receivable. For the year ended December 31, 2009, purchases from two suppliers made up 43% and 19% of raw material purchases, respectively. For the year ended December 31, 2008 purchases from three suppliers accounted for 27%, 26% and 19% of raw material purchases, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In January and February 2010, the Company received aggregate proceeds of $2,583,000 and issued 1,085,294 shares of its common stock pursuant to the exercise of certain warrants with an exercise price of $2.38 per share issued in conjunction with its February 1, 2007 unit offering. The remaining 88,235 warrant shares to purchase common stock expired unexercised.