Form 10-Q
period 2010-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2010-05-10
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 000-29523

CHINA PHARMA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1564807
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Second Floor, No. 17, Jinpan Road
Haikou, Hainan Province, China                  570216
(Address of principal executive offices)  (Zip Code)

+86 898-6681-1730 (China)
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,293,642 shares of Common Stock, $.001 par value, were outstanding as of May 7, 2010.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets
	As of March 31, 2010 and December 31, 2009 (Unaudited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income
	For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements
	March 31, 2010 and 2009 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T.	Controls and Procedures.	18

PART II	OTHER INFORMATION	18

Item 6.	Exhibits	18

Signatures		19

Exhibits/Certifications		20

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,784,582	$3,634,753
Trade accounts receivable, less allowance for doubtful
accounts of $2,783,291 and $2,718,358, respectively	52,470,644	51,238,339
Other receivables, less allowance for doubtful
accounts of $9,965 and $3,556, respectively	84,747	78,525
Advances to suppliers	2,836,250	1,798,446
Inventory	15,839,393	14,233,073
Deferred tax assets	392,210	319,820
Total Current Assets	76,407,826	71,302,956
Advances for purchases of property and equipment and
intangible assets	4,259,792	3,599,949
Property and equipment, net of accumulated depreciation of
$2,213,723 and $2,020,462, respectively	6,537,960	6,705,873
Intangible assets, net of accumulated amortization of
$1,586,229 and $1,359,048, respectively	20,947,900	19,332,284
TOTAL ASSETS	$108,153,478	$100,941,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,243,181	$3,957,923
Accrued expenses	47,749	47,435
Accrued taxes payable	1,684,337	1,528,691
Other payables	60,242	58,191
Advances from customers	903,070	1,037,693
Other payables - related parties	75,741	75,741
Short-term notes payable	3,803,338	3,802,726
Total Current Liabilities	10,817,658	10,508,400
Long-term research and development commitments	-	36,565
Total Liabilities	10,817,658	10,544,965
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares
authorized; 43,393,644 shares and 42,308,350 shares
outstanding, respectively	43,393	42,308
Additional paid-in capital	23,807,653	21,178,114
Retained earnings	67,567,522	63,272,868
Accumulated foreign currency translation adjustment	5,917,252	5,902,807
Total Stockholders' Equity	97,335,820	90,396,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,153,478	$100,941,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Revenue	$15,102,510	$12,991,982
Cost of revenue	8,968,302	7,063,227

Gross profit	6,134,208	5,928,755

Operating expenses:
Selling expenses	582,888	602,760
General and administrative expenses	652,748	488,047
Bad debt expense	70,906	774,932
Total operating expenses	1,306,542	1,865,739

Income from operations	4,827,666	4,063,016

Other income (expense):
Interest income	6,757	10,589
Interest expense	(50,490)	(38,236)
Net other expense	(43,733)	(27,647)

Income before income taxes	4,783,933	4,035,369
Income tax expense	(489,279)	(357,722)
Net income	4,294,654	3,677,647

Other comprehensive income - foreign currency
translation adjustment	14,445	87,491
Comprehensive income	$4,309,099	$3,765,138

Earnings per Share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$4,294,654	$3,677,648
Depreciation and amortization	419,903	258,021
Stock based compensation	47,624	-
Changes in assets and liabilities:
Trade accounts receivable	(1,224,072)	(4,992,389)
Other receivables	(6,209)	(46,549)
Advances to suppliers	(1,037,525)	1,211,004
Inventory	(1,604,046)	(49,800)
Deferred tax assets	(72,339)	(122,965)
Trade accounts payable	318,952	1,174,251
Accrued expenses	(36,265)	(7,723)
Accrued taxes payable	155,402	(15,659)
Other payables	2,043	2,004
Advances from customers	(134,791)	29,292
Net Cash Provided by Operating Activities	1,123,331	1,117,135

Cash Flows from Investing Activities:
Advances for purchases of property and equipment
and intangible assets	(1,291,216)	(2,376,453)
Purchase of property and equipment	(58,272)	(523,476)
Purchase of intangible assets	(1,207,541)	-
Net Cash Used in Investing Activities	(2,557,029)	(2,899,929)

Cash Flows from Financing Activity:
Proceeds from exercise of warrants	2,583,000	-
Net Cash Provided by Financing Activity	2,583,000	-

Effect of Exchange Rate Changes on Cash	527	7,527
Net Increase (Decrease) in Cash	1,149,829	(1,775,267)
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,784,582	$5,151,882

Supplemental Cash Flow Information:
Cash paid for interest	$50,490	$38,236
Cash paid for income taxes	376,727	560,935

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (Management) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$4,294,654	$3,677,647
Basic weighted-average common shares outstanding	43,128,023	42,278,938
Effect of dilutive securities:
Warrants	464,817	-
Options	9,421	-
Diluted weighted-average common shares outstanding	43,602,261	42,278,938
Basic earnings per share	$0.10	$0.09
Diluted earnings per share	$0.10	$0.09

As of March 31, 2009, potentially issuable shares include warrants outstanding to purchase a total of 2,969,607 shares of common stock with exercise prices ranging from $2.38 to $3.60 per share. These potentially issuable shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

Recently Enacted Accounting Standards - In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials	$10,151,293	$9,353,076
Finished goods	5,688,100	4,879,997
Total Inventory	$15,839,393	$14,233,073

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Permit of land use	$412,030	$411,963
Building	2,229,801	2,229,442
Plant, machinery and equipment	5,310,044	5,223,872
Motor vehicle	135,148	135,127
Office equipment	112,376	109,440
Construction in progress	552,284	616,491
Total	8,751,683	8,726,335
Less: accumulated depreciation	(2,213,723)	(2,020,462)
Property and Equipment, net	$6,537,960	$6,705,873

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Construction in progress consists of machinery and construction supplies that have been paid for, but are not yet completed and placed into production.  Once the machinery is working or the facility is in use, it is moved into plant, machinery and equipment and depreciated.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicles	5 - 10
Office equipment	5

For the three months ended March 31, 2010 and 2009, depreciation expense was $192,938 and $111,582, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents, trademarks, licenses, techniques and medical formulas. Medical formulas are amortized over the expected life of the related medicine once production and sales commence. Amortization expense relating to intangible assets was $226,965 and $146,439 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the independent laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of the medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (the SFDA) to sell the generic medicines. Under the terms of each contract, the Company is required to make progress payments to the laboratory; however, the payments are fully refundable in the event that the laboratory fails to obtain SFDA certification of the generic medicine under the contract. Payments made prior to the completion of the related process are recorded as advances for purchases of intangible assets.

The Company is also increasing production capabilities with new machinery and facilities.  As is common in the PRC, the Company prepays for much of the machinery and construction supplies. The prepayments are capitalized as advances for purchases of property and equipment until the construction begins or the machinery is delivered to the Company.

NOTE 6 – SHORT-TERM NOTES PAYABLE

On July 2, 2009 the Company entered into revolving line of credit with a bank, with the related note payable bearing interest at an annual rate of 5.31% and collateralized by certain land use rights, buildings, machinery and equipment. The revolving line of credit expires on June 30, 2010. The outstanding balance due under the revolving line of credit was $3,802,504 at March 31, 2010.  There are no additional amounts available to the Company under this line of credit.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $68.3 million at March 31, 2010. Those earnings, as well as the investment in Helpson of approximately $21.0 million are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment  for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in China, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2010	11%
2011	24%
2012 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months
	Ended March 31,
	2010	2009
Current	$561,618	$480,688
Deferred	(72,339)	(122,966)
Net Income Tax Expense	$489,279	$357,722

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 8 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2010, the Company received proceeds of $2,583,000 pursuant to the exercise of warrants to purchase 1,085,294 shares of common stock at an exercise price of $2.38 per share.  The warrants were issued in conjunction with the Company’s February 1, 2007 Unit Offering.  On February 1, 2010, warrants to purchase 88,235 shares of common stock at an exercise price of $2.38 per share expired unexercised.

As of March 31, 2010, the Company has outstanding warrants to purchase an aggregate of 1,766,666 shares of Company's common stock at exercise prices ranging from $2.80 to $3.60 per share, which expire from May 29, 2011 through January 2, 2012.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 2, 2009, the board of directors of the Company adopted the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees, and eligible consultants.  No options were granted during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company recognized $47,625 of compensation expense as general and administrative expenses related to 100,000 stock options to purchase common stock at $2.75 per share that were granted in 2009. The remaining unrecognized compensation expense of $45,171 will be recognized over the remaining vesting period during fiscal 2010. As of March 31, 2010, the aggregate intrinsic value of the options was $58,000.

On February 9, 2010 the Company authorized the issuance of three-year warrants to purchase 150,000 shares of common stock to a consultant for services rendered.  The exercise price is $3.00 per share for 75,000 shares and $3.80 per share for the remaining 75,000 shares.  As of March 31, 2010 these warrants have not yet been issued.  The Company intends to issue these warrants in the coming months.

On April 22, 2010 the board of directors and a majority of the Company’s stockholders approved an amendment to the Company’s articles of incorporation which increased the total number of authorized common shares from 60,000,000 to 95,000,000, and authorized 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors. The amendment is going to be effective 20 days after notification to the shareholders which the Company anticipates will be on or about May 25, 2010

NOTE 9 - CONTINGENCIES

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

NOTE 10 – CONCENTRATIONS

At March 31, 2010, one customer accounted for 20.7% of accounts receivable.  At March 31, 2009, one customer accounted for 10.9% of accounts receivable.

For the three months ended March 31, 2010, two customers accounted for 36.3% and 12.9% of sales, respectively.

For the three months ended March 31, 2010, purchases from three suppliers accounted for 44.9%, 17.5% and 15.2% of raw material purchases, respectively. For the three months ended March 31, 2009, purchases from two suppliers accounted for 29.1% and 26.8% of raw material purchases, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Business Overview

We manufacture and distribute high-quality generic and branded pharmaceutical products for a wide range of high incidence and high mortality conditions in China. We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions as well as our own in-house research and development activities. Over the past 17 years we have successfully commercialized 20 products that have received approval from the Chinese State Food and Drug Administration of China (the “SFDA”, which is the Chinese equivalent of the Federal Food and Drug Administration in the United States).

Our diverse portfolio of pharmaceutical products includes products for the treatment of central nervous system diseases, cerebral and cardio vascular disorders, infectious diseases and respiratory and digestive illnesses. We believe we have developed a cost-effective, high margin business model that is driven by market demand and supported by our eight scalable Good Manufacturing Practice (“GMP”)-certified production lines covering our major dosage forms or products. We have a broad and expanding distribution network covering 30 provinces and municipalities in China. Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), located in Haikou City in Hainan Province, China, is our principal operating unit and wholly-owned subsidiary of our company.

Strong Revenue Growth and High Margins - We have experienced rapid growth in sales of our therapeutics. Historically, our gross profit margin has exceeded 40% and our comparatively flat marketing and selling network and distribution system has enabled us to keep our net income margin (net income as a percentage of total revenue) above 30%. We are able to compete in the highly competitive pharmaceutical industry through our diversified product line, cost control measures and a strong sales network. Our experienced management team with sharp market insights and the strong in-house and collaborative third-party research resources enable us to establish and launch new products based on market demand.

Proven Record of Success - We have a proven track record of success and believe our core strength as a company is our ability to commercialize research results. Over the years, we have strengthened our ability to identify key therapeutic areas and the compounds with the highest potential, manage the process obtain various regulatory approvals required to commercialize those compounds, and finally to produce and sell the medicinefinished pharmaceutical product developed from those compounds to hospitals. We seek to focus on the largest segments of China's pharmaceutical market and currently have a portfolio of over 30 specifications of drugs that focus on the treatment of: Central Nervous System disorders, cardiovascular diseases, cerebrovascular diseases, infectious diseases, digestive diseases and other therapeutic areas of high incidence in China. In addition, our growth strategy is supported by the needs of a dynamic pharmaceutical industry and should benefit from government reforms to increase the population covered by national medical insurance.

We also have eight different types of modern production lines with capacity to meet our current and future demands. Our facilities received five-year Good Manufacturing Practices (GMP) re-Certification from the SFDA during 2008.

Clear Strategy for Growth – We believe we are positioned in a rapidly growing industry in the fastest growing economy in the world. Within the Chinese economy, medical care expenditures represent only about 4.5% of the Chinese GDP (compared to approximately 17% in the United States). As a result, it is anticipated that the healthcare segment in China will experience faster growth. Furthermore, the recently announced Healthcare Reform in China implies significant additional revenue opportunities for pharmaceutical enterprises supported by government initiatives. We believe the increase in demand from these sources will provide a very healthy growth environment for us. Aside from our current portfolio of products, new products from our pipeline (such as Candesartan and the generic version of Crestor, and Rosuvastatin) present us with very exciting growth opportunities once these products come on line.

Finally, the Healthcare Reform will change the current landscape of the Chinese pharmaceutical industry which we think will create many attractive acquisition opportunities. We plan to use these opportunities to the fullest extent possible and hope to continue our rate of growth in the future.

As of March 31, 2010, in addition to our portfolio of 20 commercialized products, we had nine drugs at different stages of registration process, including three which had passed SFDA technical analysis and entered clinical trials (including a new anti-drug-resistance antibiotic product), and three drugs waiting for SFDA production approval.

We received SFDA approval to enter clinical trials for Candesartan – a front-line therapy in the treatment of hypertension during 2009. This clinical program was completed in January of 2010 and we have submitted an application for production. We have completed the on-site trial production review by SFDA and are currently waiting for the final production approval..

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

Recent Developments

During the first quarter we completed the clinical trials for Candesartan – a front-line therapy in the treatment of hypertension. We have submitted an application for production. We have completed the on-site trial production review by SFDA and are currently waiting for the final production approval.

The clinical trial for Rosuvastatin (generic form of Crestor) continues to receive very positive feedback from the patients.

The clinical trial for our Anti-Drug resistant Anti-Biotic combination drug is also progressing on schedule.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2010 and 2009.

Results of Operation

	For the Three Months Ended March 31,
	2010	2009	% Chg
Revenue	$15,102,510	$12,991,982	16%
Cost of revenue	8,968,302	7,063,227	27%
Gross profit	6,134,208	5,928,755	3%
Selling expenses	582,888	602,760	-3%
General and administrative expenses	652,748	488,047	34%
Bad debt expense	70,906	774,932	-91%
Income from operations	4,827,666	4,063,016	1%
Interest income	6,757	10,589	-3%
Interest expense	(50,490)	(38,236)	3%
Income tax expense	(489,279)	(357,722)	36%
Net income	$4,294,654	$3,677,647	17%
Basic earnings per share	$0.100	$0.087	15%
Basic weighted average shares outstanding	43,128,023	42,278,938	2%
Diluted earnings per share	$0.098	$0.087	13%
Diluted weighted average shares outstanding	43,602,261	42,278,938	3%

Revenue

For the three months ended March 31, 2010, our revenues increased by $2.1 million, or 16% to $15.1 million from the $13.0 million we generated in the corresponding period of 2009.

During the first quarter, Anti-Viro/Infection & Respiratory product category continues to lead in category sales growth by rising 32% over the same period a year ago to approximately $5.4 million. Our CNS and Cerebral & Cardio Vascular drugs performed steadily by generating $5.3 million of revenue during the first quarter, compared to $5.3 million in the same period of 2009. Our Digestive product sales rose by 291% to $1.7 million, mainly due to the sales contribution from our new products Tiopronin and Omeprazole. During this quarter we saw Tiopronin generating close to $850,000 in sales and Omeprazole contributed $260,000. Our Other Products category generated $2.7 million dollars of revenue compared to last year’s $3.2 million,  a decrease of about 15%, mainly due to a stellar performance in this category a year ago.

Cost of Revenue
For the three months ended March 31, 2010, Cost of revenue was $9.0 million or 59% of total revenue, compared to the corresponding period of 2009, which was $7.1 million or 54% of total revenue.

Gross Profit
Gross Profit for the three months ended March 31, 2010 was $6.1 million, which is approximately 3.5% higher compared to the $5.9 million for the first quarter of 2009. Gross profit margin for the current quarter is 41%, compared to 46% in the first quarter of 2009. The lower gross profit margin in the first quarter of 2010 was mainly due to higher volume of lower margin products sold compared to the same period a year ago. Specifically, of our four product categories, the Anti-Viro/Infection category has had the highest growth. On a relative basis, this category also has a lower gross margin compared to the other three. Our current strategy is to maintain our gross margin at a healthy level by balancing sales growth of lower margin products with the higher ones. This is one of our priorities going forward.

Selling Expenses
Our selling expense for the three months ended March 31, 2010 was approximately $0.58 million, a decrease of approximately $20,000, or 3%, compared to approximately $0.60 million for the three months ended March 31, 2009. Selling expenses was approximately 3.9% of revenue this quarter compared to 4.6% a year ago.

General Administrative Expense
The general and administrative expenses for the three months ended March 31, 2010 was $0.65 million, an increase of $0.16 million, or 34%, compared to $0.49 million for the same period in 2009. The rise in G&A expense was in part due to higher amortization expenses for our drug formulas during the quarter ending March 31, 2010 compared to the same quarter a year ago.

Bad Debt Expense
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

As of March 31, 2010, our bad debt allowance was $2.78 million compared to $2.72 million on December 31, 2009. This represents a bad debt expense of $70,906 for the quarter ending March 31, 2010.

Income from Operation
Our operating income for the three months ended March 31, 2010 was approximately $4.8 million, compared to $4.0 million for the same period in 2009, an increase of $0.75 million, or 19%. The main reasons for our higher operating income in the first quarter of 2010 was higher gross profit and lower bad debt expense in such quarter.

Interest Income
The interest income for the three months ended March 31, 2010 was $6,757 from our bank deposit. In the first quarter of 2009 we had interest income of $10,589.

Interest Expense
Interest expense for the three months ended March 31, 2010 is approximately $50,490, compared to $38,236 of the same period of 2009.

Income Tax Expense
Income Tax expense for the three months ended March 31, 2010 is $0.49 million, compared to $0.36 million in the same quarter a year ago.

Net Income
Our net income for the three months ended March 31, 2010 was approximately $4.3 million, which was $0.62 million higher than that for the three months ended March 31, 2009, of approximately $3.7 million, which represented an increase of about 17%.

Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations and short term bank loans.  As of March 31, 2010, cash and cash equivalents were $4,784,582, an increase of $1.1 million from $3,634,753 as of December 31, 2009. As of March 31, 2010, we had a balance of $3,803,338 in short-term bank loans.

During the first quarter of 2010, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving accounts receivable collection continues to be a focus of the management team and we expect to make further progress in the quarters to come.

Based on our current operating plan, management believes that our cash provided by operations plus the proceeds from our existing bank loans will be sufficient to meet our working capital, new formula acquisitions, and our anticipated capital expenditures for the next twelve months. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Cashflows for Three Months ended March 31, 2010 and 2009

	Three Month Ended March 31
	2010	2009
Net Cash Provided (Used by) Operating Activities	1,123,331	1,117,135
Net Cash Used in Investing Activities	(2,557,029)	(2,899,929)
Net Cash Provided by Financing Activity	2,583,000	-
Effect of Exchange Rate Changes on Cash	527	7,527
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,784,582	$5,151,882

Operating Activities:
Net cash provided by operating activities was $1.12 million in the three-month period ended March 31, 2010 compared to $1.12 million in the same period in 2009. The overall flattish operating cashflow growth masks the strong improvement in cash collection from receivables. Increase in net trade receivables is about $1.2 million in the quarter ended March 31, 2010 compared to $5 million in the corresponding quarter a year ago, even as sales revenue grew by 16%.

Investing Activities:
Net cash used in investing activities in the three months ended March 31, 2010 was $2.6 million.  The majority of this cash usage was for our investments in a number of new drug formulas during the quarter. This was a decrease of $0.34 million compared to the same period in 2009 of $2.9 million.

Financing Activities:
During the quarter ended March 31, 2010, we issued approximately 1.1 million shares of common stock for total proceeds of $2.58 million from the exercise of warrants that were issued in our 2007 offering of equity units. During the comparable quarter a year ago, we had no cash flows from financing activities.

Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2010.

Commitments
At March 31, 2010, the Company had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2009. There were no new accounting policies and estimates during the period ended March 31, 2010 which affected the Company.

Recently Enacted Accounting Standards - In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

Item 4T.                      Controls and Procedures

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

PART II         OTHER INFORMATION

Item 6.                                Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: May 10, 2010	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2010	By:	/s/ Frank Waung
Name: Frank Waung
Title: Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.      Description

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.