Form 10-Q
period 2010-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2010-08-09
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,393,644 shares of Common Stock, $.001 par value, were outstanding as of August 5, 2010.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets
	As of June 30, 2010 (Unaudited) and December 31, 2009	2

	Condensed Consolidated Statements of Operations and Comprehensive Income
	For the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures.	20

PART II	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures		22

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,528,115	$3,634,753
Trade accounts receivable, less allowance for doubtful
accounts of $2,833,981 and $2,718,358, respectively	54,868,863	51,238,339
Other receivables, less allowance for doubtful
accounts of $8,304 and $3,556, respectively	104,763	78,525
Advances to suppliers	2,717,044	1,798,446
Inventory	19,306,706	14,233,073
Deferred tax assets	467,274	319,820
Total Current Assets	81,992,765	71,302,956
Advances for purchases of property and equipment and
intangible assets	4,072,982	3,599,949
Property and equipment, net of accumulated depreciation of
$2,418,184 and $2,020,462, respectively	6,409,424	6,705,873
Intangible assets, net of accumulated amortization of
$1,820,516 and $1,359,048, respectively	23,389,595	19,332,284
TOTAL ASSETS	$115,864,766	$100,941,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$6,343,401	$3,957,923
Accrued expenses	52,783	47,435
Accrued taxes payable	1,301,152	1,528,691
Other payables	59,434	58,191
Advances from customers	1,024,755	1,037,693
Other payables - related parties	75,741	75,741
Short-term notes payable	3,818,700	3,802,726
Total Current Liabilities	12,675,966	10,508,400
Long-term research and development commitments	-	36,565
Total Liabilities	12,675,966	10,544,965
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares of
authorized; 43,393,644 shares and 42,308,350 shares of
common stock outstanding, respectively	43,393	42,308
Additional paid-in capital	23,981,130	21,178,114
Retained earnings	72,843,772	63,272,868
Accumulated foreign currency translation adjustment	6,320,505	5,902,807
Total Stockholders' Equity	103,188,800	90,396,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,864,766	$100,941,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$16,631,354	$13,601,355	$31,733,864	$26,593,337
Cost of revenue	9,587,417	7,681,845	18,555,719	14,745,072

Gross profit	7,043,937	5,919,510	13,178,145	11,848,265

Operating expenses:
Selling expenses	621,580	603,924	1,204,468	1,206,684
General and administrative expenses	894,507	553,607	1,547,255	1,041,654
Bad debt expense, net of recoveries	37,615	(40,147)	108,521	734,785
Total operating expenses	1,553,702	1,117,384	2,860,244	2,983,123

Income from operations	5,490,235	4,802,126	10,317,901	8,865,142

Other income (expense):
Interest income	5,401	10,720	12,158	21,309
Interest expense	(51,631)	(40,471)	(102,121)	(78,707)
Other income	465,663	-	465,663	-
Net other income (expense)	419,433	(29,751)	375,700	(57,398)

Income before income taxes	5,909,668	4,772,375	10,693,601	8,807,744
Income tax expense	(633,419)	(486,231)	(1,122,698)	(843,953)
Net income	5,276,249	4,286,144	9,570,903	7,963,791

Other comprehensive income - foreign currency
translation adjustment	403,253	5,698	417,698	93,189
Comprehensive income	$5,679,502	$4,291,842	$9,988,601	$8,056,980

Earnings per Share:
Basic	$0.12	$0.10	$0.22	$0.19
Diluted	$0.12	$0.10	$0.22	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$9,570,903	$7,963,791
Depreciation and amortization	841,762	558,866
Stock based compensation	221,101	-
Deferred income taxes	(145,552)	(115,762)
Changes in assets and liabilities:
Trade accounts receivable	(3,402,232)	(6,798,955)
Other receivables	(25,809)	74,139
Advances to suppliers	(907,559)	703,994
Inventory	(4,994,669)	(1,716,958)
Trade accounts payable	2,404,264	2,426,525
Accrued expenses	(31,448)	3,133
Accrued taxes payable	(233,065)	(81,466)
Other payables	1,014	7,819
Advances from customers	(17,231)	36,727
Net Cash Provided by Operating Activities	3,281,479	3,061,853

Cash Flows from Investing Activities:
Advances for purchases of property and equipment
and intangible assets	(2,018,906)	(3,813,857)
Purchase of property and equipment	(108,842)	(232,624)
Purchase of intangible assets	(2,852,168)	(2,308,941)
Net Cash Used in Investing Activities	(4,979,916)	(6,355,422)

Cash Flows from Financing Activity:
Proceeds from exercise of warrants	2,583,000	-
Net Cash Provided by Financing Activity	2,583,000	-

Effect of Exchange Rate Changes on Cash	8,799	9,221
Net Increase (Decrease) in Cash	893,362	(3,284,348)
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,528,115	$3,642,801

Supplemental Cash Flow Information:
Cash paid for interest	$102,121	$85,429
Cash paid for income taxes	2,906,168	1,115,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization and Nature of Operations – China Pharma Holdings, Inc., a Delaware corporation, owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, that in turn owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), which is organized under the laws of The People's Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

Through Helpson, the Company develops, manufactures, packages, markets and distributes generic and branded pharmaceutical products primarily to hospitals and private retailers located throughout the PRC. The Company has and continues to acquire medical formulas to a diverse portfolio of Western and Chinese medicines. Helpson also manufactures biochemical products and health products.

Consolidation and Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Helpson’s functional currency is the Chinese Renminbi. Helpson’s revenue and expenses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating Helpson’s financial statements are included in accumulated foreign currency translation adjustment which is a component of stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in the results of operations.

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Accounting Estimates - The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income	$5,276,249	$4,286,144	$9,570,903	$7,963,791
Basic weighted-average common shares outstanding	43,393,644	42,278,938	43,261,567	42,278,938
Effect of dilutive securities:
Warrants	93,793	-	280,592	-
Options	10,202	-	8,141	-
Diluted weighted-average common shares outstanding	43,497,639	42,278,938	43,550,300	42,278,938
Basic earnings per share	$0.12	$0.10	$0.22	$0.19
Diluted earnings per share	$0.12	$0.10	$0.22	$0.19

Shares of common stock reserved for issuance upon exercise of outstanding options and warrants were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Warrants with exercise prices of $3.00 to $3.80 per share	1,822,873	2,969,607	1,668,719	2,969,607
Options with an exercise price of $3.47 per share	200,000	-	200,000	-
Total	2,022,873	2,969,607	1,868,719	2,969,607

Recently Enacted Accounting Standards - In October 2009, the Financial Accounting Standards Board (‘FASB”) issued a new accounting standard that provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards will have a material impact on our consolidated financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2010	2009
Raw materials	$10,135,138	$9,353,076
Finished goods	9,171,568	4,879,997
Total Inventory	$19,306,706	$14,233,073

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
Permit of land use	$413,694	$411,963
Building	2,238,807	2,229,442
Plant, machinery and equipment	5,477,397	5,223,872
Motor vehicle	135,695	135,127
Office equipment	122,061	109,440
Construction in progress	439,954	616,491
Total	8,827,608	8,726,335
Less: accumulated depreciation	(2,418,184)	(2,020,462)
Property and Equipment, net	$6,409,424	$6,705,873

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

For the six months ended June 30, 2010 and 2009, depreciation expense was $388,668 and $224,615, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents, trademarks, licenses, techniques and medical formulas. Medical formulas are amortized over the expected life of the related medicine once production and sales commence. Amortization expense relating to intangible assets was $454,016 and $334,250 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the independent laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of a medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (the “SFDA”) to sell the generic medicines. Under the terms of each contract, the Company is required to make progress payments to the laboratory; however, the payments are fully refundable in the event that the laboratory fails to obtain SFDA certification of the generic medicine under the contract. Payments made prior to the completion of the related process are recorded as advances for purchases of intangible assets.

The Company is also increasing production capabilities with new machinery and facilities. As is common in the PRC, the Company prepays for much of the machinery and construction supplies. The prepayments are capitalized as advances for purchases of property and equipment until the construction begins or the machinery is delivered to the Company.

NOTE 6 – SHORT-TERM NOTES PAYABLE

On July 2, 2009, the Company entered into a revolving line of credit with a bank, with the related note payable bearing interest at an annual rate of 5.31% and collateralized by certain land use rights, buildings, machinery and equipment. The revolving line of credit expired on June 30, 2010, but the amounts outstanding on the line are due beginning August 13, 2010 to September 8, 2010. The outstanding balance due under the revolving line of credit was $3,818,700 at June 30, 2010. There are no additional amounts available to the Company under this line of credit.

NOTE 7 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $71.8 million at June 30, 2010. Those earnings, as well as the investment in Helpson of approximately $21.0 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in China, the Company is and will be subject to the following enterprise income tax rates:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Enterprise Income
Year	Tax Rate
2010	11%
2011	24%
2012 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Current	$706,632	$479,027	$1,268,250	$959,715
Deferred	(73,213)	7,204	(145,552)	(115,762)
Net Income Tax Expense	$633,419	$486,231	$1,122,698	$843,953

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.  During the three months ended June 30, 2010, the Company received a one-time incentive cash payment from the provincial government in the PRC totaling $465,663, which has been recorded in other income on the accompanying statement of operations for the three and six months ended June 30, 2010.

NOTE 8 - STOCKHOLDERS' EQUITY

During the first quarter of 2010, the Company received proceeds of $2,583,000 pursuant to the exercise of warrants to purchase 1,085,294 shares of common stock at an exercise price of $2.38 per share. The warrants were issued in conjunction with the Company’s February 1, 2007 Unit Offering. On February 1, 2010, warrants to purchase 88,235 shares of common stock at an exercise price of $2.38 per share expired unexercised.

On May 17, 2010, the Company issued three-year warrants to purchase 150,000 shares of common stock to a consultant for services rendered. The exercise price is $3.00 per share for 75,000 shares and $3.80 per share for the remaining 75,000 shares. The value of the warrants of $116,993 was recorded as general and administrative expense in the accompanying financial statements as of the date of issuance.  The fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.30%, expected dividend yield of 0%, expected volatility of 67.0% and an expected life of 3 years. The exercise price of the warrants exceeded the market price of the stock on the date of grant.

As of June 30, 2010, the Company had outstanding warrants to purchase an aggregate of 1,916,666 shares of Company's common stock at exercise prices ranging from $2.80 to $3.80 per share, which expire from May 29, 2011 through May 16, 2013.

On September 2, 2009, the board of directors of the Company adopted the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees, and eligible consultants.

On April 28, 2010, the Company issued two-year options to purchase 200,000 shares of common stock under the 2009 Stock Option Plan to an executive officer of the Company. The exercise price is $3.47 per share was based on the closing market price for the Company’s common stock as of that date. A total of 50,000 options will vest on April 28, 2011, provided the optionee achieves certain performance milestone, and the remaining 150,000 options will vest on April 28, 2011, the one year anniversary of the date of grant. The fair value of the options of $226,560 was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.61%, expected dividend yield of 0%, expected volatility of 67.6% and an expected life of 1.5 years.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2010, the Company recognized $104,108 of compensation expense as general and administrative expenses related to the above-mentioned options and the 100,000 stock options to purchase common stock at $2.75 per share that were granted in 2009. The total remaining unrecognized compensation expense related to these options is $158,609.   A total of $56,640 will be recognized upon the achievement of the performance goals stated in the option.  The remaining $158,609 is anticipated to be recognized ratably over the remaining vesting periods in the amount of $103,675 and $54,934 during fiscal 2010 and 2011, respectively. As of June 30, 2010, the aggregate intrinsic value of the options was $0.

On June 23, 2010, the Company filed its Amended and Restated Certificate of Incorporation (the “Amended Charter”) with the Secretary of State for the State of Delaware. The Amended Charter increased the total number of the Company’s authorized common stock from 60,000,000 shares to 95,000,000 shares, and created a new class of stock by authorizing 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

NOTE 9 – CONTINGENCIES

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

NOTE 10 – CONCENTRATIONS

At June 30, 2010, one customer accounted for 23.1% of accounts receivable. At December 31, 2009, one customer accounted for 15.0% of accounts receivable.

For the six months ended June 30, 2010, two customers accounted for 36% and 11% of sales, respectively.  For the six months ended June 30, 2009, three customers accounted for 23.6%, 18.1% and 12.6% of sales, respectively.

For the six months ended June 30, 2010, purchases from three suppliers accounted for 46.2%, 15.7% and 12.5% of raw material purchases, respectively. For the six months ended June 30, 2009, purchases from three suppliers accounted for 35.1%, 32.1% and 23.7% of raw material purchases, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are  described in this report and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Business Overview

We are principally engaged in the development, manufacture, packaging, marketing and distribution of generic and branded pharmaceutical products for a wide range of high incidence and high mortality conditions in The People’s Republic of China (the “PRC”).  All of our operations are conducted in the PRC, where our 8,000-square-meter manufacturing facilities are located.  With eight different production lines, we have the capability to manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, oral solutions and granules. Over 90% of our pharmaceutical products are sold on a prescription basis and have been approved for at least one or more therapeutic indications by the Chinese State Food and Drug Administration (the “SFDA”) based upon demonstrated safety and efficacy.

At June 30, 2010, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In choosing generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected generic drugs to manufacture that very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

In 2002, we built, and we currently own and operate, an approximately 8,000-square-meter manufacturing facility in Haikou, Hainan Province that supports eight modern, scalable production lines. We implement quality control procedures in compliance with standards for Good Manufacturing Practice, or GMP standards, and applicable SFDA regulations to ensure consistent quality in our products.

We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $8.7 million in 2005 to $61.7 million in 2009, representing a compound annual growth rate, or CAGR, of 63% during this period.  Our net revenues increased by $5.1 million, or by 19%, to $31.7 million in the first six months of 2010 as compared to the comparable period of 2009.  Our net income increased from $3.8 million in 2005 to $20.2 million in 2009, representing a CAGR of 52% during this period. Our net income increased by $1.6 million, or by 20%, to $9.6 million in the first six months of 2010 as compared to the comparable period of 2009.

We often have seasonal pattern in our sales revenues throughout the year for a variety of reasons, including 1) the higher rates of occurrence of cerebral/cardio diseases and flu in the winter season and 2) Chinese New Year being in the first quarter. As a result, our fourth quarter revenues tend to be higher and first quarter revenues tend to be lower.

We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions as well as our own in-house research and development activities.  As of June 30, 2010, in addition to our portfolio of 20 commercialized products, we had nine drugs at different stages of SFDA registration progress, including three which had passed SFDA technical analysis and entered clinical trials (including a new anti-drug-resistance antibiotic product), as follows:

•
We completed the clinical trials earlier this year for Candesartan, a front-line drug therapy for the treatment of hypertension. Since then, we have completed all testing procedures for this new product, and we are currently waiting for the final production approval from SFDA.

•
We continue to receive positive feedback from patients during our clinical trial of Rosuvastatin, a generic form of Crestor. The majority of the patients in the clinical trial have completed the treatment cycle.

•	The clinical trial for our anti-drug-resistant antibiotic combination drug is also progressing on schedule, and the Phase I part of the trial is nearly completed.

In addition to the products mentioned above, we have several other products pending SFDA technical review and plan to initiate clinical trials in 2010 that focus on our main therapeutic areas. We are also evaluating additional opportunities on an ongoing basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and remain focused on creating a steady increase in new products and, in turn, revenue.  We remain focused on improving our product portfolio and increasing our internal growth, maintaining and developing new marketing channels, and using our existing retail network in the expanding markets in the PRC to raise our overall market share. The organic growth of the Chinese pharmaceutical market has had a positive affect on, and will continue to direct, our company's development.

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

The Healthcare Reform program announced last year by the Chinese government is now in its implementation stage. After the official announcement of the Essential Drugs List (“EDL”) in late 2009, we have seen gradual but meaningful and notable increases in demand for the EDL products. Furthermore, EDL product pricing (set by the government) has been relatively benign as compared to the pricing levels the market had anticipated. While the Healthcare Reform is unquestionably moving forward, the pace of implementation varies significantly from province to province.  As a result, the effect of the pricing regulations also have varied significantly from province to province.

We continue to believe that the regulators in the PRC want to see prices of the essential drugs affordable, on the one hand, but permit drug companies a fair profit on the other hand. We think we are well positioned in the current environment. As our product portfolio is well diversified, pricing or volume changes of one single product should not have a material impact on our overall profitability. Furthermore, our management team has been in the Chinese pharmaceutical market for more than 15 years, and it is very experienced at adapting to changes. We will seek to remain flexible with our product mix to achieve our profitability goals.

Results of Operations

The following table presents our results of operations for the three-month and six-month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30th			Six Months Ended June 30th
	2010	2009	% Chg	2010	2009	% Chg
Revenue	$16,631,354	$13,601,355	22%	$31,733,864	$26,593,337	19%
Cost of Revenue	9,587,417	7,681,845	25%	18,555,719	14,745,072	26%
Gross Profit	7,043,937	5,919,510	19%	13,178,145	11,848,265	11%
Selling Expenses	621,580	603,924	3%	1,204,468	1,206,684	0%
General and Admin Expenses	894,507	553,607	62%	1,547,255	1,041,654	49%
Bad Debt Expense	37,615	(40,147)		108,521	734,785	-85%
Income from Operations	5,490,235	4,802,126	14%	10,317,901	8,865,142	16%
Other Income	465,663	-		465,663	-
Income Tax Expense	633,419	486,231	30%	1,122,698	843,953	33%
Net Income	$5,276,249	$4,286,144	23%	$9,570,903	$7,963,791	20%
Basic Net Income per Share	$0.12	$0.10	20%	$0.22	$0.19	17%
Basic Weighted Average Shares Outstanding	43,393,644	42,278,938		43,261,567	42,278,938
Diluted Net Income per Share	$0.12	$0.10	20%	$0.22	$0.19	17%
Diluted Weighted Average Shares Outstanding	43,497,639	42,278,938		43,550,300	42,278,938

Three Months Ended June 30, 2010 and 2009

Revenue

For the three months ended June 30, 2010, our revenues increased by $3.0 million, or 22%, to $16.6 million from the $13.6 million we generated in the corresponding period of 2009.

Set forth below are our revenues in millions USD for each of the three months ended June 30, 2009 and 2010 by product category.

Product Category	Three Months Ended June 30		Net Change	% Change
	2010	2009
CNS Cerebral & Cardio Vascular	$ 4.9	$ 5.1	-$ 0.2	-5%
Anti-Viro/ Infection & Respiratory	$ 6.3	$ 5.2	$ 1.1	21%
Digestive Diseases	$ 2.3	$ 1.0	$ 1.3	129%
Other	$ 3.2	$ 2.3	$ 0.9	40%

On a year over year basis, we continued to experience healthy revenue growth during the quarter ended June 30, 2010. We saw strong performance in the “Digestive Diseases” category stemming primarily from an increase in sales of Omeprazole, the generic gastroesophageal reflux disease (GERD）drug we launched in the fourth quarter of 2009. Sales of Omeprazole during the quarter ended June 30, 2010 was approximately $0.94 million. The strong growth in our “Other” category came from higher sales of Vitamin B6, one of the two products we produce that is on the National EDL. We are starting to see rising demand in EDL-related products and also limited pressure on pricing. We continue to be opportunistic on our ability to capture new markets and also to carefully manage our product mix. Revenues derived from our products in our “Anti-Viro/Infection & Respiratory” category grew 21%, while the revenues of our “CNS Cerebral and Cardio Vascular” category declined by 5%.

Cost of Revenue

For the three months ended June 30, 2010, our cost of revenue was $9.6 million, or 58% of total revenue, compared to $7.7 million, or 56% of total revenue during the comparable period of 2009.  The increase in cost of revenue during the second quarter of 2010 period was primarily due to higher revenue for the 2010 period.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $7.0 million, which was approximately 19% higher compared to the $5.9 million for the second quarter of 2009. Gross profit margin for the second quarter of 2010 was 42.4%, compared to 43.5% in the corresponding quarter of 2009. The lower gross profit margin in the second quarter of 2010 was mainly due to higher volume of lower-margin products sold compared to the same period a year ago.

Selling Expenses

Our selling expenses for the three months ended June 30, 2010 were $0.62 million, an increase of approximately $18,000, or 3%, compared to $0.60 million for the three months ended June 30, 2009. Selling expenses were approximately 3.7% of revenue in the second quarter of 2010 compared to 4.4% a year ago.

General Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2010 was $0.89 million, an increase of $0.34 million, or 62%, compared to $0.55 million for the same period in 2009. The increase in our general and administrative expense was in part due to the increase of share-based compensation expense and amortization expenses for our drug formulas during the quarter ended June 30, 2010 compared to the same quarter a year ago.

Bad Debt Expense

Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Over 90% of our drugs are sold to state-owned hospitals and local medicine distributors, which creates slow collections of our trade receivables. Since most hospitals in China are backed by the government, management believes the deferred payments from hospitals are secure and will eventually be collected.  Historically, we have not written-off any receivables in our 15-year history of doing business with hospitals.

As of June 30, 2010, our bad debt allowance for accounts receivable was $2.83 million compared to $2.78 million as of March 31, 2010.  The increase of $37,615 in our bad debt allowance represented a corresponding increase in our bad debt expense for the quarter ending June 30, 2010.

Income from Operations

Our operating income for the three months ended June 30, 2010 was approximately $5.5 million, compared to $4.8 million for the same period in 2009, which represented an increase of $0.69 million, or 14%.  The principal reason for our higher operating income in the second quarter of 2010 was the higher gross profit in the quarter.

Other Income

During the quarter ended June 30, 2010, we received a one-time incentive cash payment from the government of Hainan. The total amount of the inventive payment was $0.47 million.

Income Tax Expense

Income tax expense for the three months ended June 30, 2010 was $0.63 million, compared with $0.49 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11%, which will remain the same through the end of this year.

Net Income

Our net income for the three months ended June 30, 2010 increased by $0.99 million, or approximately 23%, to $5.3 million from $4.3 million for the three months ended June 30, 2009.  Net income for the period ended June 30, 2010 included the effect of a one-time incentive cash payment from the provincial taxing authority (see “Other Income” subsection), but was partially offset by a one-time expense for share-based compensation paid to a consultant to our company.  Other than those two items, the increase in our net income was proportional to the increase to revenues.

Six Months Ended June 30, 2010 and 2009

Revenue

For the six months ended June 30, 2010, our revenues increased by $5.1 million, or 19%, to $31.7 million from the $26.6 million we generated in the corresponding period of 2009.

Set forth below are our revenues in millions of USD for each of the six months ended June 30, 2009 and 2010 by product category.

Product Category	Six Months Ended June 30		Net Change	% Change
	2010	2009
CNS Cerebral & Cardio Vascular	$ 10.2	$ 10.4	-$ 0.2	-2%
Anti-Viro/ Infection & Respiratory	$ 11.6	$ 9.3	$ 2.4	26%
Digestive Diseases	$ 4.0	$ 1.4	$ 2.6	179%
Other	$ 5.9	$ 5.5	$ 0.4	8%

On a year over year basis, we continued to experience healthy revenue growth during the first half of 2010.  We saw strong performance from the “Digestive Disease” category as sales of both Tiopronin and Omeprazole, the two products we launched in the second and fourth quarters of 2009, began to rise.  The sales increase in our “Other” category came from higher sales of Vitamin B6, one of the two products that we produce that is on the National EDL (Essential Drug List), starting in the second quarter of 2010. Sales of products in our anti-infection category grew 26% for the six months ending June 30, 2010, while sales of our CNS Cerebral and Cardio Vascular category declined slightly compared to 2009.

Cost of Revenue

For the six months ended June 30, 2010, Cost of revenue was $18.6 million, or 58% of total revenue, compared to $14.7 million, or 55% of total revenue during the comparable period of 2009.  The increase in cost revenues during the 2010 period was primarily due to higher revenue for the 2010 period.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $13.2 million, which was approximately 11% higher compared to the $11.8 million for the first half of 2009. Gross profit margin for the first half of 2010 was 41.5%, compared to 44.6% in the first half of 2009. The lower gross profit margin in the first half of 2010 was mainly due to a higher volume of lower-margin products sold compared to the same period a year ago.

Selling Expenses

Our selling expenses for the six months ended June 30, 2010 were approximately $1.20 million, as compared to $1.21 million for the six months ended June 30, 2009.  Selling expenses were approximately 3.8% of revenue in the first half of 2010 compared to 4.5% a year ago primarily due to the increased revenues during the 2010 period.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2010 was $1.55 million, an increase of $0.51 million, or 49%, compared to $1.04 million for the same period in 2009. The increased in our general and administrative expense was in part due to the increase of share-based compensation expense and amortization expenses for our drug formulas during the first half of 2010 compared to the same period a year ago.

Bad Debt Expense

Our bad debt expense for the six months ended June 30, 2010 was $0.11 million, compared to 0.73 million in the first half of 2009.

During 2009, we reviewed and changed our bad debt allowance estimate to align our estimates to be more in line with our experience and industry collection standards.

The lower bad debt expense for the first half of 2010 reflects the change in our bad debt allowance estimate and also improved receivable collection for our company.

Income from Operations

Our operating income for the six months ended June 30, 2010 was approximately $10.3 million, compared to $8.9 million for the same period in 2009, an increase of $1.45 million, or 16%. The principal reason for our higher operating income in the first half of 2010 was our increased sales revenue in the 2010 period.

Income Tax Expense

Income Tax expense for the six months ended June 30, 2010 is $1.12 million, compared to $0.84 million in the same period a year ago.

Net Income

Our net income for the six months ended June 30, 2010 was approximately $9.6 million, which was $1.61 million, or approximately 20%, higher than that for the six months ended June 30, 2009, of approximately $8.0 million. This increase was largely in line with the increase in our sales revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of June 30, 2010, cash and cash equivalents outstanding was $4.53 million, an increase of $0.90 million from $3.63 million as of December 31, 2009. As of June 30, 2010, we had a balance of $3.8 million in short-term bank loans.

During the first half of 2010, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving accounts receivable collection continues to be a focus of the management team and we expect to make further progress in the quarters to come.

Based on our current operating plan, management believes that our cash provided by operations plus the proceeds from our existing bank loans will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions, for the next 12 months. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

	Six Months Ended June 30
	2010	2009
Net Cash Provided by Operating Activities	$3,281,479	$3,157,100
Net Cash Used in Investing Activities	(4,979,916)	(6,355,422)
Net Cash Provided by Financing Activities	2,583,000	-
Effect of Exchange Rate change on Cash	8,799	9,221
Cash & Equivalent Beginning Balance	3,634,753	6,927,149
Cash & Equivalent Ending Balance	$4,528,115	$3,738,048

Operating Activities:

Net cash provided by operating activities was $3.28 million in the six-month period ended June 30, 2010 compared to $3.06 million in the same period in 2009. We have improved our receivable collection performance compared to a year ago. Cash used by trade receivables was $3.4 million in the first half of 2010 compared to $6.8 million in the corresponding period a year ago, even as sales revenue grew by 19%. Cash usage on inventory increased in the six months ended June 30, 2010 because of an increase in finished goods inventory. This increase was due to an anticipated production line interruption during July of 2010 because of equipment maintenance. As of the end of July, the maintenance operation has been completed and management expects the inventory level to revert to normal levels in coming months.

Investing Activities:

Net cash used in investing activities in the six months ended June 30, 2010 was $5.0 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $1.4 million compared to the same period in 2009 of $6.4 million.

Financing Activities:

During the first half of 2010, we issued approximately 1.1 million shares of common stock for total proceeds of $2.58 million from the exercise of warrants that were issued in our 2007 offering of equity units. During the comparable six-month period a year ago, we had no cash flow from financing activities.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2010.

Commitments

At June 30, 2010, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2009. There were no new accounting policies and estimates during the period ended June 30, 2010 that affected our company.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.       Controls and Procedures

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

CHINA PHARMA HOLDINGS, INC.

Date: August 9, 2010	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2010	By:	/s/ Frank Waung
Name: Frank Waung
Title: Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                      Description

3.1  –   Amended and Restated Certificate of Incorporation

10.1 –  Employment Agreement by and between the Company and Frank Waung, Chief Financial Officer dated as of April 28, 2010

10.2 –  Option Grant Agreement by and between the Company and Frank Waung, Chief Financial Officer dated as of April 28, 2010

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