Form 10-Q
period 2010-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2010-11-10
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 001-34471

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,393,642 shares of Common Stock, $.001 par value, were outstanding as of November 8, 2010.

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

The results of operations for the three-month period and nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,561,432	$3,634,753
Trade accounts receivable, less allowance for doubtful
accounts of $2,976,077 and $2,718,358, respectively	56,792,742	51,238,339
Other receivables, less allowance for doubtful
accounts of $21,880 and $3,556, respectively	132,280	78,525
Advances to suppliers	3,358,113	1,798,446
Inventory	19,861,057	14,233,073
Deferred tax assets	523,840	319,820
Total Current Assets	85,229,464	71,302,956
Advances for purchases of property and equipment and
intangible assets	3,574,496	3,599,949
Property and equipment, net of accumulated depreciation of
$2,661,208 and $2,020,462, respectively	6,394,538	6,705,873
Intangible assets, net of accumulated amortization of
$2,082,188 and $1,359,048, respectively	26,342,406	19,332,284
TOTAL ASSETS	$121,540,904	$100,941,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,400,332	$3,957,923
Accrued expenses	55,043	47,435
Accrued taxes payable	2,180,851	1,528,691
Other payables	75,560	58,191
Advances from customers	1,030,766	1,037,693
Other payables - related parties	303,644	75,741
Short-term notes payable	2,985,921	3,802,726
Total Current Liabilities	11,032,117	10,508,400
Long-term research and development commitments	-	36,565
Total Liabilities	11,032,117	10,544,965
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares
authorized; 43,393,642 shares and 42,308,350 shares
outstanding, respectively	43,393	42,308
Additional paid-in capital	24,041,616	21,178,114
Retained earnings	78,328,698	63,272,868
Accumulated foreign currency translation adjustment	8,095,080	5,902,807
Total Stockholders' Equity	110,508,787	90,396,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,540,904	$100,941,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$18,680,390	$15,522,953	$50,414,254	$42,116,290
Cost of revenue	11,055,254	8,979,083	29,610,973	23,724,155

Gross profit	7,625,136	6,543,870	20,803,281	18,392,135

Operating expenses:
Selling expenses	449,295	807,231	1,653,763	2,013,915
General and administrative expenses	873,157	521,676	2,420,412	1,563,330
Bad debt expense (benefit)	107,186	(2,836,495)	215,707	(2,101,710)
Total operating expenses	1,429,638	(1,507,588)	4,289,882	1,475,535

Government subsidy income	-	-	465,663	-

Income from operations	6,195,498	8,051,458	16,979,062	16,916,600

Other income (expense):
Interest income	1,147	3,956	13,305	25,265
Interest expense	(37,667)	(24,436)	(139,788)	(103,143)
Net other income (expense)	(36,520)	(20,480)	(126,483)	(77,878)

Income before income taxes	6,158,978	8,030,978	16,852,579	16,838,722
Income tax expense	(674,051)	(867,750)	(1,796,749)	(1,711,703)
Net income	5,484,927	7,163,228	15,055,830	15,127,019

Other comprehensive income - foreign currency
translation adjustment	1,774,575	85,896	2,192,273	179,085
Comprehensive income	$7,259,502	$7,249,124	$17,248,103	$15,306,104

Earnings per Share:
Basic	$0.13	$0.17	$0.35	$0.36
Diluted	$0.13	$0.17	$0.35	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$15,055,830	$15,127,019
Depreciation and amortization	1,271,251	986,310
Stock based compensation	281,587	-
Bad debt expense (benefit)	215,707	(2,101,710)
Deferred tax assets	(193,953)	210,171
Changes in assets and liabilities:
Trade accounts receivable	(4,610,175)	(10,841,625)
Other receivables	(69,154)	82,949
Advances to suppliers	(1,495,898)	1,170,103
Inventory	(5,239,859)	(1,742,681)
Trade accounts payable	277,275	2,772,775
Accrued expenses	(30,168)	(11,339)
Accrued taxes payable	609,646	393,724
Other payables	15,972	233,155
Advances from customers	(27,982)	109,238
Net Cash Provided by Operating Activities	6,060,079	6,388,089

Cash Flows from Investing Activities:
Advances for purchases of property and equipment
and intangible assets	(1,615,399)	(2,921,715)
Purchase of property and equipment	(219,904)	(255,273)
Purchase of intangible assets	(5,311,961)	(7,621,781)
Net Cash Used in Investing Activities	(7,147,264)	(10,798,769)

Cash Flows from Financing Activity:
Proceeds from issuance of notes payable	2,934,100	3,799,775
Payments of notes payable	(3,814,330)	(2,484,468)
Borrowing from a related party	227,903	-
Proceeds from exercise of warrants	2,583,000	-
Net Cash Provided by Financing Activity	1,930,673	1,315,307

Effect of Exchange Rate Changes on Cash	83,191	13,001
Net Increase (Decrease) in Cash	926,679	(3,082,372)
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,561,432	$3,844,777

Supplemental Cash Flow Information:
Cash paid for interest	$139,494	$103,143
Cash paid for income taxes	1,889,810	1,413,306

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

Helpson’s functional currency is the Chinese Renminbi. Helpson’s revenue and expenses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating Helpson’s financial statements are included in accumulated other comprehensive income, which is a component of stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in the results of operations.

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Allowance for Doubtful Accounts Receivable - During 2009, the Company determined that its previous estimates of uncollectible accounts receivable was overstated. Based on an analysis of the economy and the pharmaceutical industry's bad debt experience rate, the Company revised its estimate of the doubtful accounts at September 30, 2009, which resulted in a net bad debt benefit during the nine months then ended of $2,101,710.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$5,484,927	$7,163,228	$15,055,830	$15,127,019

Basic weighted-average common shares outstanding	43,393,642	42,278,938	43,306,075	42,278,938
Effect of dilutive securities:
Warrants	-	-	186,203	-
Options	13,533	-	11,052	-

Diluted weighted-average common shares outstanding	43,407,175	42,278,938	43,503,330	42,278,938

Basic earnings per share	$0.13	$0.17	$0.35	$0.36

Diluted earnings per share	$0.13	$0.17	$0.35	$0.36

Potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Warrants with exercise prices of $3.00 to $3.80 per share	1,916,666	2,969,607	736,111	2,969,607
Options with an exercise price of $3.47 per share	200,000	-	133,333	-
Total	2,116,666	2,969,607	869,444	2,969,607

Recently Enacted Accounting Standards - In October 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. The new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. If certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We do not expect the adoption of these accounting standards to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2011. The adoption of this new guidance is not expected to have a material impact on our financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$11,988,237	$9,353,076
Finished goods	7,872,820	4,879,997
Total Inventory	$19,861,057	$14,233,073

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
Permit of land use	$420,519	$411,963
Building	2,275,741	2,229,442
Plant, machinery and equipment	5,651,132	5,223,872
Motor vehicle	137,933	135,127
Office equipment	123,209	109,440
Construction in progress	447,212	616,491
Total	9,055,746	8,726,335
Less: accumulated depreciation	(2,661,208)	(2,020,462)
Property and Equipment, net	$6,394,538	$6,705,873

Construction in progress consists of machinery and construction supplies that have been paid for, but are not yet completed and placed into production.  Once the machinery is working or the facility is in use, it is moved into plant, machinery and equipment and depreciated.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the three months ended September 30, 2010 and 2009, depreciation expense was $199,727 and $178,954, respectively.  For the nine months ended September 30, 2010 and 2009, depreciation expense was $588,395 and $403,569, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents, trademarks, licenses, techniques and medical formulas. Medical formulas are amortized over the expected life of the related medicine once production and sales commence. Amortization expense relating to intangible assets was $228,840 and $248,491 for the three months ended September 30, 2010 and 2009, respectively, and was $682,856 and $582,741 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent laboratories and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of the medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (the SFDA) to sell the generic medicines. Under the terms of each contract, the Company is required to make progress payments to the laboratory; however, the payments are fully refundable in the event that the laboratory fails to obtain SFDA certification of the generic medicine under the contract. Payments made prior to the completion of the related process are recorded as advances for purchases of intangible assets.

The Company is also increasing production capabilities with new machinery and facilities. As is common in the PRC, the Company prepays for much of the machinery and construction supplies. The prepayments are capitalized as advances for purchases of property and equipment until the construction begins or the machinery is delivered to the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2010, a member of the Company’s board of directors advanced the Company $227,903.  Total advances owing to the board member were $303,644 and $75,741 at September 30, 2010 and December 31, 2009, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On July 2, 2009, the Company entered into revolving line of credit with a bank, with the related note payable bearing interest at an annual rate of 5.31% and collateralized by certain land use rights, buildings, machinery and equipment. The revolving line of credit was paid in full during the third quarter of 2010.

On September 30, 2010, the Company entered into a new revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.7 million), with the related note payable bearing interest at an annual rate of 6.116%. Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use right and buildings. The outstanding balance due under the revolving line of credit was RMB 20,000,000 (approximately $2,985,921 at September 30, 2010. This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheet at September 30, 2010.  The Company has an additional RMB 5,000,000 (approximately $0.7 million) available to it under the line of credit.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $77.6 million at September 30, 2010. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2010	11%
2011	24%
2012 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Current	$722,452	$962,310	$1,990,702	$1,922,025
Deferred	(48,401)	(94,560)	(193,953)	(210,322)
Net Income Tax Expense	$674,051	$867,750	$1,796,749	$1,711,703

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.  During the second quarter of 2010, the Company received an incentive payment from the taxing authority of the Hainan provincial government in the PRC totaling $465,663, which has been recorded as government subsidy income on the accompanying statements of operations and comprehensive income for the nine months ended September 30, 2010.

NOTE 9 - STOCKHOLDERS' EQUITY

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

On May 17, 2010, the Company issued three-year warrants to purchase 150,000 shares of common stock to a consultant for services rendered. The exercise price is $3.00 per share for 75,000 shares and $3.80 per share for the remaining 75,000 shares. The value of the warrants of $116,993 was recorded as general and administrative expense in the accompanying financial statements as of the date of issuance.  The fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.30%, expected dividend yield of 0%, expected volatility of 67.0% and an expected life of three years. The exercise price of the warrants exceeded the market price of the common stock on the date of grant.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2010, the Company has outstanding warrants to purchase an aggregate of 1,916,666 shares of Company's common stock at exercise prices ranging from $2.80 to $3.80 per share, which expire from May 29, 2011 through May 16, 2013.

On September 2, 2009, the board of directors of the Company adopted the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees and eligible consultants.

On April 28, 2010, the Company issued three-year options to purchase 200,000 shares of common stock under the 2009 Stock Option Plan to an executive officer of the Company. The exercise price is $3.47 per share based on the closing market price for the Company’s common stock as of that date. Options to purchase a total of 50,000 shares will vest upon the achievement of certain performance milestones, and options to purchase the remaining 150,000 shares will vest ratably over one year from the date of grant. The fair value of the options of $226,560 was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.61%, expected dividend yield of 0%, expected volatility of 67.6% and an expected life of 1.5 years.

During the nine months ended September 30, 2010, the Company recognized $164,954 of compensation expense as general and administrative expenses related to the above-mentioned options and the stock options to purchase 100,000 shares of common stock at $2.75 per share that were granted in 2009. The total remaining unrecognized compensation expense related to these options is $154,403.   A total of $56,640 will be recognized upon the achievement of the performance goals stated in the option.  The remaining $97,763 is anticipated to be recognized ratably over the remaining vesting periods in the amount of $42,829 and $54,934 during fiscal 2010 and 2011, respectively. As of September 30, 2010, the aggregate intrinsic value of the options was $0.

On June 23, 2010, the Company amended its articles of incorporation to increase the total number of authorized common shares from 60,000,000 shares to 95,000,000 shares, and to authorize 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

NOTE 10 – CONTINGENCIES

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

NOTE 11 – CONCENTRATIONS

At September 30, 2010, one customer accounted for 20.3% of accounts receivable. At December 31, 2009, one customer accounted for 15.0% of accounts receivable.

For the nine months ended September 30, 2010, one customer accounted for 33.3% of sales.  For the nine months ended September 30, 2009, two customers accounted for 24.4% and 12.6% of sales, respectively.

For the nine months ended September 30, 2010, purchases from three suppliers accounted for 44.4%, 13.7% and 12.0% of raw material purchases, respectively. For the nine months ended September 30, 2009, purchases from three suppliers accounted for 34.3%, 30.1% and 16.1% of raw material purchases, respectively.

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

Business Overview

           We are principally engaged in the development, manufacture, packaging, marketing and distribution of generic and branded pharmaceutical products for a wide range of high incidence and high mortality conditions in The People’s Republic of China (the “PRC”).  All of our operations are conducted in the PRC, where our 8,000-square-meter manufacturing facility is located.  With eight different production lines, we have the capability to manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, oral solutions and granules. Over 90% of our pharmaceutical products are sold on a prescription basis and have been approved for at least one or more therapeutic indications by the Chinese State Food and Drug Administration (the “SFDA”) based upon demonstrated safety and efficacy.

           At September 30, 2010, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

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

           We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $8.7 million in 2005 to $61.7 million in 2009, representing a compound annual growth rate, or CAGR, of 63% during this period.  Our net revenues increased by $8.3 million, or by 20%, to $50.4 million in the first nine months of 2010 as compared to the comparable period of 2009.  Our net income increased from $3.8 million in 2005 to $20.2 million in 2009, representing a CAGR of 52% during this period. Our net income decreased by $0.07 million to $15.1 million in the first nine months of 2010 as compared to the comparable period of 2009, due to a one-time adjustment of our estimate for bad debt allowance in the third quarter of 2009. Without giving effect to this one-time adjustment, our net income for the nine-month period in 2010 would have been approximately 20% higher than the comparable period in 2009.

We often have a seasonal pattern in our sales revenues throughout the year for a variety of reasons, including 1) the higher rates of occurrence of cerebral/cardio diseases and flu in the winter season and 2) Chinese New Year being in the first quarter. As a result, our fourth quarter revenues tend to be higher and our first quarter revenues tend to be lower.

           We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions as well as our own in-house research and development activities.  As of September 30, 2010, in addition to our portfolio of 20 commercialized products, we had nine drugs at different stages of  the registration process, including three which had passed SFDA technical analysis and entered clinical trials (including a new anti-drug-resistance antibiotic product), as follows:

•
During the third quarter of 2010, we completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic. In Phase I, the clinical trials focused on the study of clinical pharmacology as well as the evaluation of safety on the human body, through observing tolerance and pharmacokinetics to provide support for dosage and drug delivery design. Phase II of the trial has commenced.

•
We completed the clinical trials earlier this year for Candesartan, a front-line drug therapy we developed for the treatment of hypertension. Since then, we have completed all testing procedures for this new product, and we are currently waiting for the final production approval from the SFDA.

•
We continue to receive positive feedback from patients during our clinical trial of Rosuvastatin, a generic form of Crestor we are developing. The majority of the patients in the clinical trial have completed the treatment cycle, and the final phase of the trial is near completion.

           In addition to the products mentioned above, we have several other products that focus on our main therapeutic areas pending SFDA technical review and plan to initiate clinical trials in the near future. We are also evaluating additional opportunities on an ongoing basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and universities and remain focused on creating a steady increase in new products and, in turn, revenue.  We remain focused on improving our product portfolio and increasing our internal growth, maintaining and developing new marketing channels, and using our existing retail network in the expanding markets in the PRC to raise our overall market share. The organic growth of the Chinese pharmaceutical market has had a positive affect on, and will continue to direct, our company's development.

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

           We continue to believe that the regulators in the PRC want to see prices of the essential drugs affordable, on the one hand, but permit drug companies a fair profit on the other hand. We think we are well positioned in the current environment, as our product portfolio is well diversified. Pricing or volume changes of one single product should not have a material impact on our overall profitability. Furthermore, our management team has been in the Chinese pharmaceutical industry for more than 20 years, and it is very experienced at adapting to changes. We will seek to remain flexible with our product mix to achieve our profitability goals.

Results of Operations

The following table presents our results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 by using U.S. GAAP measures.

	Three Months Ended September 30th			Nine Months Ended September 30th
	2010	2009	% Chg	2010	2009	% Chg
Revenue	$18,680,390	$15,522,953	20%	$50,414,254	$42,116,290	20%
Cost of Revenue	11,055,254	8,979,083	23%	29,610,973	23,724,155	25%
Gross Profit	7,625,136	6,543,870	17%	20,803,281	18,392,135	13%
Selling Expenses	449,295	807,231	-44%	1,653,763	2,013,915	-18%
General and Admin Expenses	873,157	521,676	67%	2,420,412	1,563,330	55%
Bad Debt Expense (Benefit)	107,186	(2,836,495)		215,707	(2,101,710)
Income from Operations	6,195,498	8,051,458	-23%	16,979,062	16,916,600	0%
Other Expenses	(36,520)	(20,480)		(126,483)	(77,878)
Income Tax Expense	674,051	867,750	-22%	1,796,749	1,711,703	5%
Net Income	$5,484,927	$7,163,228	-23%	$15,055,830	$15,127,019	0%
Basic Net Income per Share	$0.13	$0.17	-25%	$0.35	$0.36	-3%
Basic Weighted Average Shares Outstanding	43,393,642	42,278,938		43,306,075	42,278,938
Diluted Net Income per Share	$0.13	$0.17	-25%	$0.35	$0.36	-3%
Diluted Weighted Average Shares Outstanding	43,407,175	42,278,938		43,503,330	42,278,938

Three Months Ended September 30, 2010 and 2009
Revenue

           For the three months ended September 30, 2010, our revenues increased by $3.2 million, or 20%, to $18.7 million from the $15.5 million we generated in the corresponding period of 2009.

           Set forth below are our revenues by product category in millions USD for each of the three months ended September 30, 2009 and 2010.

Product Category	Three Months Ended September 30		Net Change	% Change
	2010	2009
CNS Cerebral & Cardio Vascular	$ 5.9	$ 5.6	$ 0.3	5%
Anti-Viro/ Infection & Respiratory	$ 6.0	$ 6.1	-$ 0.1	-2%
Digestive Diseases	$ 2.4	$ 1.6	$ 0.8	51%
Other	$ 4.5	$ 2.3	$ 2.2	100%

           On a year-over-year basis, we continued to experience healthy revenue growth during the quarter ended September 30, 2010. We continued to achieve strong performance in the “Digestive Diseases” category with continued strong sales of Omeprazole, the generic gastroesophageal reflux disease (GERD）drug we launched in the fourth quarter of 2009. Sales of Omeprazole during the quarter ended September 30, 2010 was approximately $1.04 million. The strong growth in our “Other” category came from higher sales of Granistron and of Vitamin B6, which is one of the two products we produce that is on the National EDL. We continue to see rising demand in EDL-listed products and also limited pressure on pricing. We are optimistic on our ability to capture new markets and continue to carefully manage our product mix. The revenues of our CNS Cerebral and Cardio Vascular category increased by 5% during the quarter ended September 30, 2010 compared to the same quarter last year with strong performances coming from our Ozagrel and Gastrodin Injection products. Revenues derived from our products in our “Anti-Viro/Infection & Respiratory” category decreased by 2%, but still remained at a relatively high level.

Cost of Revenue

           For the three months ended September 30, 2010, our cost of revenue was $11.1 million, or 59% of total revenue, compared to $9.0 million, or 58% of total revenue during the comparable period of 2009.  The increase in cost of revenue during the third quarter of 2010 was primarily due to higher volume of products sold for the 2010 period.

Gross Profit

           Gross profit for the three months ended September 30, 2010 was $7.6 million, which was approximately 17% higher compared to $6.5 million for the third quarter of 2009. Our gross profit margin for the third quarter of 2010 was 40.8%, compared to 42.2% in the corresponding quarter of 2009. The lower gross profit margin in the third quarter of 2010 was due to a higher volume of lower-margin products sold compared to the same period a year ago and also overall pricing pressure from the Healthcare Reform.

Selling Expenses

           Our selling expenses for the three months ended September 30, 2010 were $0.45 million, a decrease of approximately $358,000, or 44%, compared to $0.81 million for the three months ended September 30, 2009. Selling expenses were approximately 2.5% of revenue in the third quarter of 2010 compared to 5.2% during the comparable quarter a year ago. Our selling expenses typically vary between 2.5% to 5% of total revenue.

General Administrative Expenses

           Our general and administrative expenses for the three months ended September 30, 2010 was $0.87 million, an increase of $0.35 million, or 68%, compared to $0.52 million for the same period in 2009. The increase in our general and administrative expense was in part due to an increase of share-based compensation expense and the amortization expenses for our drug formulas during the quarter ended September 30, 2010 compared to the same quarter a year ago.

Bad Debt Expense

           Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Over 90% of our drugs are sold to state-owned hospitals and local medicine distributors, which creates slow collections of our trade receivables. Since most hospitals in China are backed by the government, management believes the deferred payments from hospitals are secure and will eventually be collected.  Historically, we have not written-off any receivables in our 17-year history of doing business with hospitals.

           As of September 30, 2010, our bad debt allowance for accounts receivable was $2.98 million compared to $2.83 million as of June 30, 2010.  The increase of $107,186 in our bad debt allowance during the third quarter represented a corresponding increase in our bad debt expense for the quarter.
Income from Operations

           Our operating income for the three months ended September 30, 2010 was approximately $6.2 million, compared to $8.1 million for the same period in 2009, which represented a decrease of $1.9 million, or 23%.  The decrease in operating income was primarily due to the effect of a one-time adjustment in our bad debt allowance that created a benefit of $2.8 million in the corresponding quarter one year ago.

Income Tax Expense

           Income tax expense for the three months ended September 30, 2010 was $0.67 million, compared with $0.87 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11%, which will remain the same through the end of this year.  In 2011, the corporate tax rate for our operating subsidiary will increase to 24%. We are currently applying for the “National High-tech Enterprise” status. The management is optimistic that we will get this designation in the coming months, and if we do, our corporate tax rate will be at 15% for three years starting from 2011.

Net Income

           Our net income for the three months ended September 30, 2010 decreased by $1.68 million, or approximately 23%, to $5.5 million from $7.2 million for the three months ended September 30, 2009.  Net income for the three-month period ended September 30, 2009 included the positive effect of a one-time $2.8 million adjustment of our bad debt allowance as discussed above. Without the effect of this one-time adjustment, management estimates that the net income for the third quarter of 2009 would have been $4.26 million. On this more comparable basis, our net income for the third quarter of 2010 would have been 29% higher than the same period a year ago.  The non-GAAP measures of the operating results of the comparable periods in 2009, excluding the approximate impact of the one-time bad debt estimate change, are described below and are reconciled to the corresponding GAAP measures in the following table.

China Pharma Holdings, Inc.
Reconciliation of Non-GAAP Adjusted Net Income and Basic and Diluted EPS
(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
	Net income	Basic and Diluted EPS	Net income	Basic and Diluted EPS	Net income	Basic and Diluted EPS	Net income	Basic and Diluted EPS
Adjusted net income and basic and diluted EPS, excluding approximate after-tax impact of one-time bad debt estimate change (Non-GAAP)	$5,485	$0.13	$4,263	$0.10	$15,056	$0.35	$12,569	$0.30
Approximate after-tax impact of one-time bad debt estimate change (a)	-	-	2,900	0.07	-	-	2,558	0.06
Net income and basic and diluted EPS as reported (GAAP)	$5,485	$0.13	$7,163	$0.17	$15,056	$0.35	$15,127	$0.36

(a) Represents the approximate amount that net income or EPS of the corresponding periods would have changed by if bad debt estimate had been changed prior to the beginning of 2009.

Nine months Ended September 30, 2010 and 2009

Revenue

           For the nine months ended September 30, 2010, our revenues increased by $8.3 million, or 20%, to $50.4 million from the $42.1 million we generated in the corresponding period of 2009.

           Set forth below are our revenues by product category in millions of USD for each of the nine-month periods ended September 30, 2009 and 2010.

Product Category	Nine Months Ended September30		Net Change	% Change
	2010	2009
CNS Cerebral & Cardio Vascular	$16.1	$16.0	$ 0.0	0%
Anti-Viro/ Infection & Respiratory	$17.6	$15.4	$ 2.2	14%
Digestive Diseases	$ 6.3	$3.0	$ 3.3	112%
Other	$ 10.4	$ 7.7	$2.7	35%

           On a year -over -year basis, we continued to experience healthy revenue growth during the first nine months of 2010.  We saw strong performance from the “Digestive Disease” category as sales of both Tiopronin and Omeprazole, the products we launched in the second and fourth quarters of 2009, respectively, began to rise.  The sales increase in our “Other” category came from higher sales of Vitamin B6, which is one of the two products that we produce that is on the National EDL, starting in the second quarter of 2010. Sales of products in our “Anti-Viro/Infection & Respiratory” grew 14% for the nine months ending September 30, 2010, while sales of our CNS Cerebral and Cardio Vascular category rose slightly compared to 2009.

Cost of Revenue

           For the nine months ended September 30, 2010, cost of revenue was $29.6 million, or 59% of total revenue, compared to $23.7 million, or 56% of total revenue during the comparable period of 2009.  The increase in cost revenues during the 2010 period was primarily due to higher revenue for the 2010 period.

Gross Profit

           Gross profit for the nine months ended September 30, 2010 was $20.8 million, which was approximately 13% higher compared to the $18.4 million for the first nine months of 2009. Our gross profit margin for the first nine months of 2010 was 41.3%, compared to 43.7% in the first nine months of 2009. The slightly lower gross profit margin in the first nine months of 2010 was mainly due to a higher volume of lower-margin products sold compared to the same period a year ago.

Selling Expenses

           Our selling expenses for the nine months ended September 30, 2010 were approximately $1.65 million, as compared to $2.01 million for the nine months ended September 30, 2009.  Selling expenses were approximately 3.3% of revenue in the first nine months of 2010 compared to 4.8% a year ago. Our selling expenses typically vary between 2.5% to 5% of total revenue.

General Administrative Expenses

           Our general and administrative expenses for the nine months ended September 30, 2010 was $2.42 million, an increase of $0.86 million, or 55%, compared to $1.56 million for the same period in 2009. The increase in our general and administrative expense was in part due to an increase of share-based compensation expense and amortization expenses for our drug formulas during the first nine months of 2010 compared to the same period a year ago.

Bad Debt Expense

           Our bad debt expense for the nine months ended September 30, 2010 was $0.22 million, compared to a bad debt benefit of $2.10 million in the first nine months of 2009.

           During 2009, we reviewed and revised our bad debt allowance estimate to align our estimates to be more in line with our experience and also industry collection standards.

Income from Operations

           Our operating income for the nine months ended September 30, 2010 was approximately $17.0 million, which is roughly flat compared to $16.9 million for the same period in 2009 The slight increase in operating income was mainly due to the effect of a one-time adjustment in our bad debt allowance which created a benefit of $2.8 million in the third quarter one year ago.

Income Tax Expense

           Income tax expense for the nine months ended September 30, 2010 was $1.8 million, compared to $1.7 million in the same period a year ago.

Net Income

           Our net income for the nine months ended September 30, 2010 was approximately $15.06 million, which was slightly lower than that for the nine months ended September 30, 2009, of approximately $15.13 million. Net income for the nine-month period ended September 30, 2009 included the positive effect of a one-time adjustment of our bad debt allowance. Without the effect of this one-time adjustment, management estimates that the net income for the first nine months of 2009 would have been $12.57 million. On this more comparable basis, our net income for the first nine months of 2010 would have been 20% higher than the net income for the corresponding nine months a year ago.

Liquidity and Capital Resources

           Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of September 30, 2010, our cash and cash equivalents outstanding was $4.56 million, an increase of $0.93 million from $3.63 million as of December 31, 2009. As of September 30, 2010, we had a principal balance of $2.99 million in short-term bank loans.

           During the first nine months of 2010, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

           Based on our current operating plan, management believes that our cash provided by operations plus the proceeds from our existing bank loans will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions, for the next 12 months. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

	Nine Months Ended September 30
	2010	2009
Net Cash Provided by Operating Activities	$6,060,079	$6,388,088
Net Cash Used in Investing Activities	(7,147,264)	(10,798,769)
Net Cash Provided by Financing Activities	1,930,673	1,315,307
Effect of Exchange Rate change on Cash	83,191	13,001
Cash & Equivalent Beginning Balance	3,634,753	6,927,149
Cash & Equivalent Ending Balance	$4,561,432	$3,844,776

Operating Activities:

           Net cash provided by operating activities was $6.06 million in the nine-month period ended September 30, 2010 compared to $6.39 million in the same period in 2009. We have improved our receivable collection performance compared to a year ago. Cash used by trade receivables was $4.61 million in the first nine months of 2010 compared to $10.85 million in the corresponding period a year ago, even as sales revenue grew by 20%. Cash usage on inventory increased in the nine months ended September 30, 2010 because of an increase in both raw materials and finished goods inventory.

Investing Activities:

           Net cash used in investing activities in the nine months ended September 30, 2010 was $7.1 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $3.7 million compared to the same period in 2009 of $10.8 million.

Financing Activities:

Equity related financing:   During the first nine months of 2010, we issued approximately 1.1 million shares of common stock for total proceeds of $2.58 million from the exercise of warrants that were issued in our 2007 offering of equity units. In the corresponding period a year ago, we did not conduct any equity -related financing.

Bank loan related financing: During the first nine months of 2010, the net decrease in our outstanding balance of our short-term bank loan caused a net cash outflow of $0.88 million. During the first nine months of 2009, the net increase in our outstanding balance of our short-term bank loan caused a net inflow of $1.3 million.

Net proceeds from all financing activities for the nine-month period ending September 30, 2010 was $1.93 million, and for the corresponding period of 2009, the net proceeds were $1.32 million.

Off-Balance Sheet Arrangements

           There were no off-balance sheet arrangements during the nine-month periods ended September 30, 2010 or 2009.

Commitments

           At September 30, 2010 and 2009, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

           Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2009. There were no new accounting policies and estimates during the nine-month period ended September 30, 2010 that affected us in any material respect.

Item 3.                  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II   OTHER INFORMATION

 Item 5.                 Other Information

On July 1, 2010, Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the People’s Republic of China (“Helpson”), renewed the expired employment agreement of Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, by entering into an employment agreement (the “Helpson Employment Agreement”) on the same terms as those of the old employment.  Pursuant to the terms of the Helpson Employment Agreement, Ms. Li agreed to continue to serve as Helpson’s chief executive officer for a term of five years at an annual salary of RMB 800,000 (equivalent to $119,403). Helpson may duly adjust Ms. Li's compensation in accordance with her production and operation achievement and her technical ability and working performance. Together with Ms. Li’ compensation from our U.S. holding company level, Ms. Li’s current total annual compensation  is $200,000.

The foregoing description of the Helpson Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Helpson Employment Agreement, a copy of  which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.                  Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

EXHIBIT INDEX

No.                      Description

10.1 –  Employment Agreement by and between Hainan Helpson Medical & Biotechnology Co., Ltd. and Ms. Zhilin Li, Chief Executive Officer dated July 1, 2010.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 10, 2010	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2010	By:	/s/ Frank Waung
Name: Frank Waung
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)