Form 10-Q/A
period 2010-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2011-03-15
CIK 1106644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2010 (the “March 2010 Form 10-Q”).

On March 11, 2011, the Company’s management determined that the Company’s financial statements:

•	for the three month period ended March 31, 2010 and 2009, included in the March 2010 Form 10-Q;

•	for the three- and six-month periods ended June 30, 2010 and 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010 (the “June 2010 Form 10-Q”); and

•	for the three- and nine-month periods ended September 30, 2010 and 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on November 10, 2010 (the “September 2010 Form 10-Q”);

should no longer be relied upon due to errors in such financial statements with respect to the accounting for certain derivative instruments as discussed below.

On May 27, 2008 and on May 30, 2008, the Company issued warrants to purchase 1,250,000 shares of common stock at $2.80 per share and warrants to purchase 300,000 shares of common stock at $2.98 per share, respectively, exercisable for a period of three years (the “Warrants”). As described in greater detail in Note 8 to the unaudited consolidated financial statements of the Company contained in this Amended Form 10-Q (“Note 8”), the Warrants contained weighted average anti-dilution provisions that lower the exercise prices of the Warrants and increase the number of shares issuable upon exercise of the Warrants if the Company issues shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.

The Company was not required to account for the Warrants as a derivative liability until January 1, 2009. On January 1, 2009, the Company applied the guidance of ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, and it was determined that the potential adjustment to the number of shares of common stock that could be purchased upon exercise of the Warrants caused the Warrants to be a derivative liability. The application of the new guidance on January 1, 2009 resulted in the fair value of the Warrants being reclassified as a derivative liability and adjusted to their fair value at each reporting date, with the changes in the fair value recognized as a noncash expense or income.

The Company had previously recognized the Warrants as permanent stockholders’ equity and recognized no adjustments to their fair value through the statements of income. However, as a result of the change in accounting principle relating to the valuation and classification of warrants as a derivative warrant liability, the Company should have accounted for the Warrants as a derivative liability beginning on January 1, 2009, should have recognized the change in accounting principle on January 1, 2009 and should have recognized subsequent changes in the fair value of the Warrants as derivative gains or losses in the statements of income.

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to:

•
file this Amended Form 10-Q, which contains restated financial information for the three-month periods ended March 31, 2010 and 2009 reflecting the corrections made in response to these accounting errors;

•
file an amendment to the June 2010 Form 10-Q, which will contain restated financial information for the three- and six-month periods ended June 30, 2010 and 2009 reflecting the corrections made in response to these accounting errors; and

•
file an amendment to the September 2010 Form 10-Q, which will contain restated financial information for the three- and nine-month periods ended September 30, 2010 and 2009 reflecting the corrections made in response to these accounting errors.

As a result of the correction of the errors in its previously issued financial statements, the Company has restated its condensed consolidated balance sheets as of March 31, 2010, December 31, 2009 and March 31, 2009, and its condensed consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2010 and 2009. The restatements were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
March 31, 2010
Derivative warrant liability	$-	$1,964,644	$1,964,644
Total liabilities	10,817,658	1,964,644	12,782,302
Additional paid-in capital	23,807,653	(852,957)	22,954,696
Retained earnings	67,567,522	(1,111,687)	66,455,835
Total stockholders' equity	97,355,820	(1,964,644)	95,391,176
December 31, 2009
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949
March 31, 2009
Current assets	$62,953,051	$-	$62,953,051
Total assets	80,426,249	-	80,426,249
Current liabilities	6,756,537	-	6,756,537
Research and development commitments	36,520	-	36,520
Derivative warrant liability	-	529,374	529,374
Total liabilities	6,793,057	529,374	7,322,431
Common stock	42,279	-	42,279
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	46,717,466	323,583	47,041,049
Foreign currency translation adjustment	5,807,109	-	5,807,109
Total stockholders' equity	73,633,192	(529,374)	73,103,818
Total liabilities and stockholders' equity	80,426,249	-	80,426,249

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Three Months Ended March 31, 2010
Derivative gain	$-	$558,504	$558,504
Net other income (expense)	(43,733)	558,504	514,771
Income before income taxes	4,783,933	558,504	5,342,437
Net income	4,294,654	558,504	4,853,158
Comprehensive income	4,309,099	558,504	4,867,603
Basic and diluted earnings per share	$0.10	$0.01	$0.11
For the Three Months Ended March 31, 2009
Derivative loss	$-	$(265,797)	$(265,797)
Net other expense	(27,647)	(265,797)	(293,444)
Income before income taxes	4,035,369	(265,797)	3,769,572
Net income	3,677,647	(265,797)	3,411,850
Comprehensive income	3,765,138	(265,797)	3,499,341
Basic and diluted earnings per share	$0.09	$(0.01)	$0.08

	As Previously		As
Statement of Cash Flows Amounts	Reported	Restatement	Restated
For the Three Months Ended March 31, 2010
Net income	$4,294,654	$558,504	$4,853,158
Derivative loss	-	(558,504)	(558,504)
For the Three Months Ended March 31, 2009
Net income	$3,677,647	$(265,797)	$3,411,850
Derivative loss	-	265,797	265,797

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets
	As of March 31, 2010 and December 31, 2009 (Unaudited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income
	For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements
	March 31, 2010 and 2009 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures.	22

PART II	OTHER INFORMATION	22

Item 6.	Exhibits	22

Signatures		23

Exhibits/Certifications		24

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

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(As Restated - Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,784,582	$3,634,753
Trade accounts receivable, less allowance for doubtful
accounts of $2,783,291 and $2,718,358, respectively	52,470,644	51,238,339
Other receivables, less allowance for doubtful
accounts of $9,965 and $3,556, respectively	84,747	78,525
Advances to suppliers	2,836,250	1,798,446
Inventory	15,839,393	14,233,073
Deferred tax assets	392,210	319,820
Total Current Assets	76,407,826	71,302,956
Advances for purchases of property and equipment and
intangible assets	4,259,792	3,599,949
Property and equipment, net of accumulated depreciation of
$2,213,723 and $2,020,462, respectively	6,537,960	6,705,873
Intangible assets, net of accumulated amortization of
$1,586,229 and $1,359,048, respectively	20,947,900	19,332,284
TOTAL ASSETS	$108,153,478	$100,941,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,243,181	$3,957,923
Accrued expenses	47,749	47,435
Accrued taxes payable	1,684,337	1,528,691
Other payables	60,242	58,191
Advances from customers	903,070	1,037,693
Other payables - related parties	75,741	75,741
Short-term notes payable	3,803,338	3,802,726
Total Current Liabilities	10,817,658	10,508,400
Long-term research and development commitments	-	36,565
Derivative warrant liability	1,964,644	2,523,148
Total Liabilities	12,782,302	13,068,113
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,393,644 shares and 42,308,350 shares outstanding, respectively	43,393	42,308
Additional paid-in capital	22,954,696	20,325,157
Retained earnings	66,455,835	61,602,677
Accumulated foreign currency translation adjustment	5,917,252	5,902,807
Total Stockholders' Equity	95,371,176	87,872,949
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,153,478	$100,941,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009
	(As Restated - Note 1)
Revenue	$15,102,510	$12,991,982
Cost of revenue	8,968,302	7,063,227

Gross profit	6,134,208	5,928,755

Operating expenses:
Selling expenses	582,888	602,760
General and administrative expenses	652,748	488,047
Bad debt expense	70,906	774,932
Total operating expenses	1,306,542	1,865,739

Income from operations	4,827,666	4,063,016

Other income (expense):
Interest income	6,757	10,589
Interest expense	(50,490)	(38,236)
Derivative gain (loss)	558,504	(265,797)
Net other income (expense)	514,771	(293,444)

Income before income taxes	5,342,437	3,769,572
Income tax expense	(489,279)	(357,722)
Net income	4,853,158	3,411,850

Other comprehensive income - foreign currency
translation adjustment	14,445	87,491
Comprehensive income	$4,867,603	$3,499,341

Earnings per Share:
Basic	$0.11	$0.08
Diluted	$0.11	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(As Restated - Note 1)
Cash Flows from Operating Activities:
Net income	$4,853,158	$3,411,850
Depreciation and amortization	419,903	258,021
Stock based compensation	47,624	-
Derivative loss (gain)	(558,504)	265,797
Changes in assets and liabilities:
Trade accounts receivable	(1,224,072)	(4,992,389)
Other receivables	(6,209)	(46,549)
Advances to suppliers	(1,037,525)	1,211,004
Inventory	(1,604,046)	(49,800)
Deferred tax assets	(72,339)	(122,965)
Trade accounts payable	318,952	1,174,251
Accrued expenses	(36,265)	(7,723)
Accrued taxes payable	155,402	(15,659)
Other payables	2,043	2,004
Advances from customers	(134,791)	29,292
Net Cash Provided by Operating Activities	1,123,331	1,117,134

Cash Flows from Investing Activities:
Advances for purchases of property and equipment
and intangible assets	(1,291,216)	(2,376,453)
Purchase of property and equipment	(58,272)	(523,476)
Purchase of intangible assets	(1,207,541)	-
Net Cash Used in Investing Activities	(2,557,029)	(2,899,929)

Cash Flows from Financing Activity:
Proceeds from exercise of warrants	2,583,000	-
Net Cash Provided by Financing Activity	2,583,000	-

Effect of Exchange Rate Changes on Cash	527	7,527
Net Increase (Decrease) in Cash	1,149,829	(1,775,268)
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,784,582	$5,151,881

Supplemental Cash Flow Information:
Cash paid for interest	$50,490	$38,236
Cash paid for income taxes	376,727	560,935

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2010	2009
	(As Restated)
Net income	$4,853,158	$3,411,850
Basic weighted-average common shares outstanding	43,128,023	42,278,938
Effect of dilutive securities:
Warrants	464,817	-
Options	9,421	-
Diluted weighted-average common shares outstanding	43,602,261	42,278,938
Basic earnings per share	$0.11	$0.08
Diluted earnings per share	$0.11	$0.08

As of March 31, 2010 and 2009, none and 2,969,607 potential common shares from warrants exercisable from $2.38 to $3.60 per share were not included in the compensation of diluted earnings per share as their effect would have been anti-dilutive.

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

Restatements of Condensed Consolidated Financial Statements – The Company previously recognized warrants issued in 2008 as permanent stockholders’ equity and recognized no adjustments to their fair value through the statements of income. However, as a result of the change in accounting principle relating to the valuation and classification of warrants as a derivative warrant liability discussed in Note 8, the Company should have accounted for the 2008 warrants as a derivative liability beginning on January 1, 2009, should have recognized the change in accounting principle on January 1, 2009 and should have recognized subsequent changes in the fair value of the warrants as derivative gains or losses in the statements of income. As a result of these errors, the Company has restated its condensed consolidated balance sheets as of March 31, 2010, December 31, 2009 and March 31, 2009 and its condensed consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2010 and 2009. The restatements were as follows:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
March 31, 2010
Derivative warrant liability	$-	$1,964,644	$1,964,644
Total liabilities	10,817,658	1,964,644	12,782,302
Additional paid-in capital	23,807,653	(852,957)	22,954,696
Retained earnings	67,567,522	(1,111,687)	66,455,835
Total stockholders' equity	97,355,820	(1,964,644)	95,391,176
December 31, 2009
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949
March 31, 2009
Current assets	$62,953,051	$-	$62,953,051
Total assets	80,426,249	-	80,426,249
Current liabilities	6,756,537	-	6,756,537
Research and development commitments	36,520	-	36,520
Derivative warrant liability	-	529,374	529,374
Total liabilities	6,793,057	529,374	7,322,431
Common stock	42,279	-	42,279
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	46,717,466	323,583	47,041,049
Foreign currency translation adjustment	5,807,109	-	5,807,109
Total stockholders' equity	73,633,192	(529,374)	73,103,818
Total liabilities and stockholders' equity	80,426,249	-	80,426,249

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Three Months Ended March 31, 2010
Derivative gain	$-	$558,504	$558,504
Net other income (expense)	(43,733)	558,504	514,771
Income before income taxes	4,783,933	558,504	5,342,437
Net income	4,294,654	558,504	4,853,158
Comprehensive income	4,309,099	558,504	4,867,603
Basic and diluted earnings per share	$0.10	$0.01	$0.11
For the Three Months Ended March 31, 2009
Derivative loss	$-	$(265,797)	$(265,797)
Net other expense	(27,647)	(265,797)	(293,444)
Income before income taxes	4,035,369	(265,797)	3,769,572
Net income	3,677,647	(265,797)	3,411,850
Comprehensive income	3,765,138	(265,797)	3,499,341
Basic and diluted earnings per share	$0.09	$(0.01)	$0.08

	As Previously		As
Statement of Cash Flows Amounts	Reported	Restatement	Restated
For the Three Months Ended March 31, 2010
Net income	$4,294,654	$558,504	$4,853,158
Derivative loss	-	(558,504)	(558,504)
For the Three Months Ended March 31, 2009
Net income	$3,677,647	$(265,797)	$3,411,850
Derivative loss	-	265,797	265,797

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

Under current tax law in China, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2010	11%
2011	24%
2012 and after	25%

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred tax assets arising in the United States related primarily to the derivative warrant liability and net operating loss carry forwards have been fully valued against. The provision for income taxes consisted of the following:

	For the Three Months
	Ended March 31,
	2010	2009
Current	$561,618	$480,688
Deferred	(72,339)	(122,966)
Net Income Tax Expense	$489,279	$357,722

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 8 – DERIVATIVE WARRANT LIABILITY

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

The Company was not required to account for the warrants as a derivative liability until January 1, 2009. On January 1, 2009, the Company applied the guidance of ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, and it was determined that the potential adjustment to the number of shares of common stock that could be purchased upon exercise of the warrants caused the warrants to be a derivative liability. The application of the new guidance on January 1, 2009 resulted in the fair value of the warrants being reclassified as a derivative liability and adjusted to their fair value at each reporting date, with the changes in the fair value recognized as a noncash expense or income.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Upon adoption, a cumulative effect adjustment was recorded based on the amounts that would have been recognized if this guidance had been applied from the issuance date of the warrants. The following table illustrates the changes to the Company’s consolidated balance sheet on January 1, 2009:

		Cumulative	January 1,
	December 31,	Effect	2009
	2008	Adjustment	As Restated
Derivative warrant liability	$-	$263,577	$263,577
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	43,039,819	589,380	43,629,199

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants, and based on the following assumptions, the fair values were as follows:

	May 27,	January 1,	March 31,	December 31,	March 31,
	2008	2009	2009	2009	2010
Risk free interest rate	2.93%	2.93%	1.20%	2.93%	1.60%
Expected life, in years	3.00	2.41	2.16	1.41	1.16
Expected dividend rate	0%	0%	0%	0%	0%
Volatility	67.21%	67.21%	82.26%	67.21%	76.50%
Fair value	$852,957	$263,577	$529,374	$2,523,148	$1,964,644

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative loss of $265,797 for the three months ended March 31, 2009 and a derivative gain of $558,504 for the three months ended March 31, 2010.

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

NOTE 9 - STOCKHOLDERS' EQUITY

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

On April 22, 2010 the board of directors and a majority of the Company’s stockholders approved an amendment to the Company’s articles of incorporation which increased the total number of authorized common shares from 60,000,000 to 95,000,000, and authorized 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors. The amendment is going to be effective 20 days after notification to the shareholders which the Company anticipates will be on or about May 25, 2010.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2010 and 2009.

Results of Operation

	Three Months Ended March 31,
	2010 (as restated)	2009 (as restated)	% Chg
Revenue	$15,102,510	$12,991,982	16%
Cost of Revenue	8,968,302	7,063,227	27%
Gross Profit	6,134,208	5,928,755	3%
Selling Expenses	582,888	602,760	-3%
General and Admin Expenses	652,748	488,047	34%
Bad Debt Expense (Benefit)	70,906	774,932	-91%
Income from Operations	4,827,666	4,063,016	19%
Derivative Gains (Loss)	558,504	(265,797)
Income Tax Expense	(489,279)	(357,722)	37%
Net Income	$4,853,158	$3,411,850	42%
Basic Net Income per Share	$0.11	$0.08	39%
Basic Weighted Average Shares Outstanding	43,128,023	42,278,938
Diluted Net Income per Share	$0.11	$0.08	38%
Diluted Weighted Average Shares Outstanding	43,602,261	42,278,938

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

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $558,504 during three months ended March 31, 2010 and a derivative loss of $265,797 in the corresponding period a year ago. (Please see Note 8 to our consolidated financial statements contained in this report.)

Income Tax Expense

Income Tax expense for the three months ended March 31, 2010 is $0.49 million, compared to $0.36 million in the same quarter a year ago.

Net Income

Our net income for the three months ended March 31, 2010 was approximately $4.9 million, an increase of $1.4 million, or 42%, from approximately $3.4 million for the three months ended March 31, 2009.

Excluding the effect of derivative gains and losses, our net income for the three months ended March 31, 2010 was approximately $4.3 million, was an increase of $0.62, or 17%, from approximately $3.7 million  for the three months ended March 31, 2009.  Please see the table below for a reconciliation of these non-GAAP financial measures.

	China Pharma Holdings, Inc.
	Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
	(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended March 31,
	2010		2009
	Net income	EPS	Net income	EPS
Adjusted net income, excluding approximate after-tax impact of derivative gain(loss)	$4,294	$0.10	$3,678	$0.09

Add: Derivate Gain (Loss) (a)	559	0.01	(266)	(0.01)
Net income as reported (GAAP)	$4,853	$0.11	$3,412	$0.08

(a) Represents the approximate amount that net income or EPS of the corresponding periods would have decreased by if derivative reclassification had not been made.

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

Cashflows for Three Months ended March 31, 2010 and 2009

	Three Month Ended March 31
	2010	2009
Net Cash Provided (Used by) Operating Activities	$1,123,331	$1,117,134
Net Cash Used in Investing Activities	(2,557,029)	(2,899,929)
Net Cash Provided by Financing Activity	2,583,000	-
Effect of Exchange Rate Changes on Cash	527	7,527
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,784,582	$5,151,881

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 as originally filed with the SEC on May 10, 2010, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

However, for the reasons stated in Note 1 to our consolidated financial statements included in this report, we determined that a restatement was required for our financial statements for the year ended December 31, 2009 and our financial statements for the three months ended March  31, 2010 and 2009 contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our failure to apply new guidance in ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock with respect to certain warrants issued in 2008.  The proper application of this guidance caused the warrants to be a classified as a derivative liability, which required the restatement of our financial statements as of and for the year ended December 31, 2009 and the three months ended March 31, 2010 and 2009.

As result of the material weakness identified with respect to our reporting of complex, non-routine transactions, our chief executive officer and chief financial officer have reevaluated our disclosure controls and procedures and, on March 11, 2011, concluded that our disclosure controls and procedures were not effective as of March 31, 2010. As of the date of this report, we are undertaking steps to augment the technical resources available to us.

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

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our chief executive officer and chief financial officer concluded that under the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our internal control over financial reporting was effective. However, due to the restatement of our financial statements for the year ended December 31, 2009 and for the three months ended March 31, 2010 and 2009 as described above, our chief executive officer and chief financial officer reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of December 31, 2009 and 2010. Management has determined that the design and operation of internal control over financial reporting for complex and non-recurring financing transactions that we had in place during 2009 and 2010 were not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was the lack of the needed level of technical resources available to us to evaluate the proper accounting for non-routine complex financial instruments and other highly complex accounting issues.

Because we were not aware of this material weakness during the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As of the date of this report, we are undertaking steps to augment the technical resources available to us.

PART II

Item 6.                                Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: March 15, 2011	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: March 15, 2011	By:	/s/ Frank Waung
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