Form 10-Q/A
period 2010-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2011-03-15
CIK 1106644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2010 (the “June 2010 Form 10-Q”).

On March 11, 2011, the Company’s management determined that the Company’s financial statements:

•	for the three month period ended March 31, 2010 and 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010 (the “March 2010 Form 10-Q”);

•	for the three- and six-month periods ended June 30, 2010 and 2009, included in the June 2010 Form 10-Q; and

•	for the three- and nine-month periods ended September 30, 2010 and 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on November 10, 2010 (the “September 2010 Form 10-Q”);

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

The Company previously recognized the Warrants as permanent stockholders’ equity and recognized no adjustments to their fair value through the statements of income. However, as a result of the change in accounting principle relating to the valuation and classification of warrants as a derivative warrant liability, the Company should have accounted for the Warrants as a derivative liability beginning on January 1, 2009, should have recognized the change in accounting principle on January 1, 2009 and should have recognized subsequent changes in the fair value of the Warrants as derivative gains or losses in the statements of income.

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to:

•
file an amendment to the March 2010 Form 10-Q, which will contain restated financial information for the three-month periods ended March 31, 2010 and 2009 reflecting the corrections made in response to these accounting errors;

•
file this Amended Form 10-Q, which will contain restated financial information for the three- and six-month periods ended June 30, 2010 and 2009 reflecting the corrections made in response to these accounting errors; and

•
file an amendment to the September 2010 Form 10-Q, which will contain restated financial information for the three- and nine-month periods ended September 30, 2010 and 2009 reflecting the corrections made in response to these accounting errors.

As a result of the correction of the errors in its previously issued financial statements, the Company has restated its condensed consolidated balance sheets as of June 30, 2010, December 31, 2009 and June 30, 2009, its condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The restatements were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
June 30, 2010
Derivative warrant liability	$-	$1,157,640	$1,157,640
Total liabilities	12,675,966	1,157,640	13,833,606
Additional paid-in capital	23,981,130	(852,957)	23,128,173
Retained earnings	72,843,772	(304,683)	72,539,089
Total stockholders' equity	103,188,800	(1,157,640)	102,031,160
December 31, 2009
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949
June 30, 2009
Current assets	$64,372,150	$-	$64,372,150
Total assets	85,928,588	-	85,928,588
Current liabilities	7,967,030	-	7,967,030
Research and development commitments	36,524	-	36,524
Derivative warrant liability	-	553,952	553,952
Total liabilities	12,675,966	553,952	13,229,918
Common stock	42,279	-	42,279
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	51,003,610	299,005	51,302,615
Foreign currency translation adjustment	5,812,807	-	5,812,807
Total stockholders' equity	77,925,034	(553,952)	77,371,082
Total liabilities and stockholders' equity	85,928,588	-	85,928,588

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Three Months Ended June 30, 2010
Derivative gain	$-	$807,005	$807,005
Net other income (expense)	(46,230)	807,005	760,775
Income before income taxes	5,909,668	807,005	6,716,673
Net income	5,276,249	807,005	6,083,254
Comprehensive income	5,679,502	807,005	6,486,507
Basic and diluted earnings per share	$0.12	$0.02	$0.14
For the Three Months Ended June 30, 2009
Derivative loss	$-	$(24,278)	$(24,278)
Net other expense	(29,751)	(24,278)	(54,029)
Income before income taxes	4,772,375	(24,278)	4,748,097
Net income	4,286,144	(24,278)	4,261,866
Comprehensive income	4,291,842	(24,278)	4,267,564
Basic earnings per share	$0.10	$-	$0.10

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Six Months Ended June 30, 2010
Derivative gain	$-	$1,365,509	$1,365,509
Net other income (expense)	(89,963)	1,365,509	1,275,546
Income before income taxes	10,693,601	1,365,509	12,059,110
Net income	9,570,903	1,365,509	10,936,412
Comprehensive income	9,988,601	1,365,509	11,354,110
Basic and diluted earnings per share	$0.22	$0.03	$0.25
For the Six Months Ended June 30, 2009
Derivative loss	$-	$(290,075)	$(290,075)
Net other expense	(57,398)	(290,075)	(347,473)
Income before income taxes	8,807,744	(290,075)	8,517,669
Net income	7,963,791	(290,075)	7,673,716
Comprehensive income	8,056,980	(290,075)	7,766,905
Basic and diluted earnings per share	$0.19	$(0.01)	$0.18

	As Previously		As
Statements of Cash Flows Amounts	Reported	Restatement	Restated
For the six months ended June 30, 2010
Net income	$9,570,903	$1,365,509	$10,936,412
Derivative gain	-	(1,365,509)	(1,365,509)
For the six months ended June 30, 2009
Net income	$7,963,791	$(290,075)	$7,673,716
Derivative loss	-	290,075	290,075

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets
	As of June 30, 2010 (Unaudited) and December 31, 2009	2

	Condensed Consolidated Statements of Operations and Comprehensive Income
	For the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows
	For the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures.	24

PART II	OTHER INFORMATION

Item 6.	Exhibits	25

Signatures		26

Exhibits/Certifications		27

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

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(As Restated - Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,528,115	$3,634,753
Trade accounts receivable, less allowance for doubtful
accounts of $2,833,981 and $2,718,358, respectively	54,868,863	51,238,339
Other receivables, less allowance for doubtful
accounts of $8,304 and $3,556, respectively	104,763	78,525
Advances to suppliers	2,717,044	1,798,446
Inventory	19,306,706	14,233,073
Deferred tax assets	467,274	319,820
Total Current Assets	81,992,765	71,302,956
Advances for purchases of property and equipment and
intangible assets	4,072,982	3,599,949
Property and equipment, net of accumulated depreciation of
$2,418,184 and $2,020,462, respectively	6,409,424	6,705,873
Intangible assets, net of accumulated amortization of
$1,820,516 and $1,359,048, respectively	23,389,595	19,332,284
TOTAL ASSETS	$115,864,766	$100,941,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$6,343,401	$3,957,923
Accrued expenses	52,783	47,435
Accrued taxes payable	1,301,152	1,528,691
Other payables	59,434	58,191
Advances from customers	1,024,755	1,037,693
Other payables - related parties	75,741	75,741
Short-term notes payable	3,818,700	3,802,726
Total Current Liabilities	12,675,966	10,508,400
Long-term research and development commitments	-	36,565
Derivative warrant liability	1,157,640	2,523,148
Total Liabilities	13,833,606	13,068,113
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,393,644 shares and 42,308,350 shares outstanding, respectively	43,393	42,308
Additional paid-in capital	23,128,173	20,325,157
Retained earnings	72,539,089	61,602,677
Accumulated foreign currency translation adjustment	6,320,505	5,902,807
Total Stockholders' Equity	102,031,160	87,872,949
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,864,766	$100,941,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(As Restated - Note 1)
Revenue	$16,631,354	$13,601,355	$31,733,864	$26,593,337
Cost of revenue	9,587,417	7,681,845	18,555,719	14,745,072

Gross profit	7,043,937	5,919,510	13,178,145	11,848,265

Operating expenses:
Selling expenses	621,580	603,924	1,204,468	1,206,684
General and administrative expenses	894,507	553,607	1,547,255	1,041,654
Bad debt expense, net of recoveries	37,615	(40,147)	108,521	734,785
Total operating expenses	1,553,702	1,117,384	2,860,244	2,983,123

Government subsidy income	465,663	-	465,663	-

Income from operations	5,955,898	4,802,126	10,783,564	8,865,142

Other income (expense):
Interest income	5,401	10,720	12,158	21,309
Interest expense	(51,631)	(40,471)	(102,121)	(78,707)
Derivative gain (loss)	807,005	(24,278)	1,365,509	(290,075)
Net other income (expense)	760,775	(54,029)	1,275,546	(347,473)

Income before income taxes	6,716,673	4,748,097	12,059,110	8,517,669
Income tax expense	(633,419)	(486,231)	(1,122,698)	(843,953)
Net income	6,083,254	4,261,866	10,936,412	7,673,716

Other comprehensive income - foreign currency
translation adjustment	403,253	5,698	417,698	93,189
Comprehensive income	$6,486,507	$4,267,564	$11,354,110	$7,766,905

Earnings per Share:
Basic	$0.14	$0.10	$0.25	$0.18
Diluted	$0.14	$0.10	$0.25	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
	(As Restated - Note 1)
Cash Flows from Operating Activities:
Net income	$10,936,412	$7,673,716
Depreciation and amortization	841,762	558,866
Stock based compensation	221,101	-
Deferred income taxes	(145,552)	(115,762)
Derivative (gain) loss	(1,365,509)	290,075
Changes in assets and liabilities:
Trade accounts receivable	(3,402,232)	(6,798,955)
Other receivables	(25,809)	74,139
Advances to suppliers	(907,559)	703,994
Inventory	(4,994,669)	(1,716,958)
Trade accounts payable	2,404,264	2,426,525
Accrued expenses	(31,448)	3,133
Accrued taxes payable	(233,065)	(81,466)
Other payables	1,014	7,819
Advances from customers	(17,231)	36,727
Net Cash Provided by Operating Activities	3,281,479	3,061,853

Cash Flows from Investing Activities:
Advances for purchases of property and equipment
and intangible assets	(2,018,906)	(3,813,857)
Purchase of property and equipment	(108,842)	(232,624)
Purchase of intangible assets	(2,852,168)	(2,308,941)
Net Cash Used in Investing Activities	(4,979,916)	(6,355,422)

Cash Flows from Financing Activity:
Proceeds from exercise of warrants	2,583,000	-
Net Cash Provided by Financing Activity	2,583,000	-

Effect of Exchange Rate Changes on Cash	8,799	9,221
Net Increase (Decrease) in Cash	893,362	(3,284,348)
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,528,115	$3,642,801

Supplemental Cash Flow Information:
Cash paid for interest	$102,121	$85,429
Cash paid for income taxes	2,906,168	1,115,831

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

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(As Restated)
Net income	$6,083,254	$4,261,866	$10,936,412	$7,673,716
Basic weighted-average common shares outstanding	43,393,644	42,278,938	43,261,567	42,278,938
Effect of dilutive securities:
Warrants	93,793	-	280,592	-
Options	10,202	-	8,141	-
Diluted weighted-average common shares outstanding	43,497,639	42,278,938	43,550,300	42,278,938
Basic earnings per share	$0.14	$0.10	$0.25	$0.18
Diluted earnings per share	$0.14	$0.10	$0.25	$0.18

Potential common shares were not included in the compensation of diluted earnings per share as their effect would have been anti-dilutive as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Warrants with exercise prices of $3.00 to $3.80 per share	1,822,873	2,969,607	1,668,719	2,969,607
Options with an exercise price of $3.47 per share	200,000	-	200,000	-
Total	2,022,873	2,969,607	1,868,719	2,969,607

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications – The Company has reclassified certain 2009 amounts to conform to the 2010 presentation. The reclassifications had no effect on net income.

Restatements of Condensed Consolidated Financial Statements – The Company previously recognized warrants issued in 2008 as permanent stockholders’ equity and recognized no adjustments to their fair value through the statements of income. However, as a result of the change in accounting principle relating to the valuation and classification of warrants as a derivative warrant liability discussed in Note 8, the Company should have accounted for the 2008 warrants as a derivative liability beginning on January 1, 2009, should have recognized the change in accounting principle on January 1, 2009 and should have recognized subsequent changes in the fair value of the warrants as derivative gains or losses in the statements of income. As a result of these errors, the Company has restated its condensed consolidated balance sheets as of June 30, 2010, December 31, 2009 and June 30, 2009, its condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The restatements were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
June 30, 2010
Derivative warrant liability	$-	$1,157,640	$1,157,640
Total liabilities	12,675,966	1,157,640	13,833,606
Additional paid-in capital	23,981,130	(852,957)	23,128,173
Retained earnings	72,843,772	(304,683)	72,539,089
Total stockholders' equity	103,188,800	(1,157,640)	102,031,160
December 31, 2009
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949
June 30, 2009
Current assets	$64,372,150	$-	$64,372,150
Total assets	85,928,588	-	85,928,588
Current liabilities	7,967,030	-	7,967,030
Research and development commitments	36,524	-	36,524
Derivative warrant liability	-	553,952	553,952
Total liabilities	12,675,966	553,952	13,229,918
Common stock	42,279	-	42,279
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	51,003,610	299,005	51,302,615
Foreign currency translation adjustment	5,812,807	-	5,812,807
Total stockholders' equity	77,925,034	(553,952)	77,371,082
Total liabilities and stockholders' equity	85,928,588	-	85,928,588

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Three Months Ended June 30, 2010
Derivative gain	$-	$807,005	$807,005
Net other income (expense)	(46,230)	807,005	760,775
Income before income taxes	5,909,668	807,005	6,716,673
Net income	5,276,249	807,005	6,083,254
Comprehensive income	5,679,502	807,005	6,486,507
Basic and diluted earnings per share	$0.12	$0.02	$0.14
For the Three Months Ended June 30, 2009
Derivative loss	$-	$(24,278)	$(24,278)
Net other expense	(29,751)	(24,278)	(54,029)
Income before income taxes	4,772,375	(24,278)	4,748,097
Net income	4,286,144	(24,278)	4,261,866
Comprehensive income	4,291,842	(24,278)	4,267,564
Basic earnings per share	$0.10	$-	$0.10

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Six Months Ended June 30, 2010
Derivative gain	$-	$1,365,509	$1,365,509
Net other income (expense)	(89,963)	1,365,509	1,275,546
Income before income taxes	10,693,601	1,365,509	12,059,110
Net income	9,570,903	1,365,509	10,936,412
Comprehensive income	9,988,601	1,365,509	11,354,110
Basic and diluted earnings per share	$0.22	$0.03	$0.25
For the Six Months Ended June 30, 2009
Derivative loss	$-	$(290,075)	$(290,075)
Net other expense	(57,398)	(290,075)	(347,473)
Income before income taxes	8,807,744	(290,075)	8,517,669
Net income	7,963,791	(290,075)	7,673,716
Comprehensive income	8,056,980	(290,075)	7,766,905
Basic and diluted earnings per share	$0.19	$(0.01)	$0.18

	As Previously		As
Statements of Cash Flows Amounts	Reported	Restatement	Restated
For the six months ended June 30, 2010
Net income	$9,570,903	$1,365,509	$10,936,412
Derivative gain	-	(1,365,509)	(1,365,509)
For the six months ended June 30, 2009
Net income	$7,963,791	$(290,075)	$7,673,716
Derivative loss	-	290,075	290,075

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.  During the three months ended June 30, 2010 the Company received an incentive payment from the taxing authority of the Hainan provincial government in the PRC totaling $465,663 which has been recorded in other income on the accompanying statement of operations for the three and six months ended June 30, 2010.

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

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants, and based on the following assumptions, the fair values were as follows:

	May 27,	January 1,	June 30,	December 31,	June 30,
	2008	2009	2009	2009	2010
Risk free interest rate	2.93%	2.93%	1.64%	2.93%	1.00%
Expected life, in years	3.00	2.41	1.91	1.41	0.91
Expected dividend rate	0%	0%	0%	0%	0%
Volatility	67.21%	67.21%	80.24%	67.21%	74.99%
Fair value	$852,957	$263,577	$553,952	$2,523,148	$1,157,639

Changes to the derivative warrant liability are recognized in the results of operations and resulted in derivative losses of $24,278 and $290,075 for the three and six months ended June 30, 2009 and  derivative gains of $807,005 and $1,365,509 for the three and six months ended June 30, 2010.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On May 17, 2010 the Company issued three-year warrants to purchase 150,000 shares of common stock to a consultant for services rendered. The exercise price is $3.00 per share for 75,000 shares and $3.80 per share for the remaining 75,000 shares. The value of the warrants of $116,993 was recorded as general and administrative expense in the accompanying financial statements as of the date of issuance.  The fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.30%, expected dividend yield of 0%, expected volatility of 67.0% and an expected life of 3 years. The exercise price of the warrants exceeded the market price of the stock on the dates of grant.

As of June 30, 2010, the Company has outstanding warrants to purchase an aggregate of 1,916,666 shares of Company's common stock at exercise prices ranging from $2.80 to $3.80 per share, which expire from May 29, 2011 through May 16, 2013.

On September 2, 2009, the board of directors of the Company adopted the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees, and eligible consultants.

On April 28, 2010 the Company issued three-year options to purchase 200,000 shares of common stock under the 2009 Stock Option Plan to an executive officer of the Company. The exercise price is $3.47 per share based on the closing market price for the Company’s common stock as of that date. A total of 50,000 options will vest upon the achievement of certain performance milestones, and the remaining 150,000 options will vest ratably over one year from the date of grant. The fair value of the options of $226,560 was determined using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 1.61%, expected dividend yield of 0%, expected volatility of 67.6% and an expected life of 1.5 years.

During the six months ended June 30, 2010, the Company recognized $104,108 of compensation expense as general and administrative expenses related to the above mentioned options and the 100,000 stock options to purchase common stock at $2.75 per share that were granted in 2009. The total remaining unrecognized compensation expense related to these options is $158,609.   A total of $56,640 will be recognized upon the achievement of the performance goals stated in the option.  The remaining $158,609 is anticipated to be recognized ratably over the remaining vesting periods in the amount of $103,675 and $54,934 during fiscal 2010 and 2011, respectively. As of June 30, 2010, the aggregate intrinsic value of the options was $0.

On June 23, 2010 the Company amended its articles of incorporation which increased the total number of authorized common shares from 60,000,000 to 95,000,000, and authorized 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Results of Operations

The following table presents our results of operations for the three-month and six-month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 (as restated)	2009 (as restated)	% Chg	2010 (as restated)	2009 (as restated)	% Chg
Revenue	$16,631,354	$13,601,355	22%	$31,733,864	$26,593,337	19%
Cost of Revenue	9,587,417	7,681,845	25%	18,555,719	14,745,072	26%
Gross Profit	7,043,937	5,919,510	19%	13,178,145	11,848,265	11%
Selling Expenses	621,580	603,924	3%	1,204,468	1,206,684	0%
General and Admin Expenses	894,507	553,607	62%	1,547,255	1,041,654	49%
Bad Debt Expense (Benefit)	37,615	(40,147)		108,521	734,785
Income from Operations	5,955,898	4,802,126	24%	10,783,564	8,865,142	22%
Derivative Gains (Loss)	807,005	(24,278)		1,365,509	(290,075)
Income Tax Expense	(633,419)	(486,231)	30%	(1,122,698)	(843,953)	33%
Net Income	$6,083,254	$4,261,866	43%	$10,936,412	$7,673,716	43%
Basic Net Income per Share	$0.14	$0.10	39%	$0.25	$0.18	38%
Basic Weighted Average Shares Outstanding	43,393,644	42,278,938		43,261,567	42,278,938
Diluted Net Income per Share	$0.14	$0.10	39%	$0.25	$0.18	38%
Diluted Weighted Average Shares Outstanding	43,497,639	42,278,938		43,550,300	42,278,938

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

Income from Operations

Our operating income for the three months ended June 30, 2010 was approximately $6.0 million, compared to $4.8 million for the same period in 2009, which represented an increase of $1.2 million, or 24%.  The principal reason for our higher operating income in the second quarter of 2010 was the higher gross profit in the quarter. We also received a one-time incentive cash payment from the government of Hainan in the amount of $0.47 million.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.81 million during three months ended June 30, 2010 and a derivative loss of $0.02 million in the corresponding period a year ago. (Please see Note 8 to our consolidated financial statements contained in this report.)

Income Tax Expense

Income tax expense for the three months ended June 30, 2010 was $0.63 million, compared with $0.49 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11%, which will remain the same through the end of this year.

Net Income

Our net income for the three months ended June 30, 2010 increased by $1.82 million, or approximately 43%, to $6.1 million from $4.3 million for the three months ended June 30, 2009.  Net income for the period ended June 30, 2010 included the effect of a one-time incentive cash payment from the provincial taxing authority (see “Other Income” subsection), but was partially offset by a one-time expense for share-based compensation paid to a consultant to our company.

Excluding the effect of derivative gains and losses, our net income for the three months ended June 30, 2010 was approximately $5.3 million, an increase of approximately $1.0 million, or 23%, from approximately $4.3 million for the three months ended June 30, 2009.  Please see the table below for a reconciliation of these non-GAAP financial measures.

	China Pharma Holdings, Inc.
	Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
	(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009
	Net income	EPS	Net income	EPS	Net income	EPS	Net income	EPS
Adjusted net income, excluding approximate after-tax impact of derivative gain(loss)	$5,276	$0.12	$4,286	$0.10	$9,570	$0.22	$7,964	$0.19

Add: Derivate Gain (Loss) (a)	807	0.02	(24)	0.00	1,366	0.03	(290)	(0.01)
Net income as reported (GAAP)	$6,083	$0.14	$4,262	$0.10	$10,936	$0.25	$7,674	$0.18

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

Income from Operations

Our operating income for the six months ended June 30, 2010 was approximately $10.8 million, compared to $8.9 million for the same period in 2009, an increase of $1.9 million, or 22%. The principal reason for our higher operating income in the first half of 2010 was our increased sales revenue in the 2010 period. We also received a one-time incentive cash payment from the government of Hainan in the amount of $0.47 million.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $1.37 million during six months ended June 30, 2010 and a derivative loss of $0.29 million in the corresponding period a year ago. (Please see Note 8 to our consolidated financial statements contained in this report.)

Income Tax Expense

Income Tax expense for the six months ended June 30, 2010 is $1.12 million, compared to $0.84 million in the same period a year ago.

Net Income

Our net income for the six months ended June 30, 2010 was approximately $10.9 million, an increase of $3.3 million, or approximately 43%, from approximately $7.7 million for the six months ended June 30, 2009.

Excluding the effect of derivative gains and losses, our net income for the six months ended June 30, 2010 was approximately $9.6 million, an increase of $1.8 million, or 20%, from approximately $8.0 million for the six months ended June 30, 2009.  Please see the table entitled “Reconciliation of Non-GAAP Adjusted Net Income and Basic and Diluted EPS” contained in the previous Net Income section (for the three month periods ended June 30, 2010 and 2009) for a reconciliation of these non-GAAP measures.

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

	Six Months Ended June 30
	2010	2009
Net Cash Provided by Operating Activities	$3,281,479	$3,061,853
Net Cash Used in Investing Activities	(4,979,916)	(6,355,422)
Net Cash Provided by Financing Activities	2,583,000	-
Effect of Exchange Rate change on Cash	8,799	9,221
Cash & Equivalent Beginning Balance	3,634,753	6,927,149
Cash & Equivalent Ending Balance	$4,528,115	$3,642,801

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 as originally filed with the SEC on August 9, 2010, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

However, for the reasons stated in Note 1 to our consolidated financial statements included in this report, we determined that a restatement was required for our financial statements for the year ended December 31, 2009 and our financial statements for the three and six months ended June 30, 2010 and 2009 contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.  As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our failure to apply new guidance in ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock with respect to certain warrants issued in 2008.  The proper application of this guidance caused the warrants to be a classified as a derivative liability, which required the restatement of our financial statements as of and for year ended December 31, 2009 and the three and six months ended June 30, 2010 and 2009.

As result of the material weakness identified with respect to our reporting of complex, non-routine transactions, our chief executive officer and chief financial officer have reevaluated our disclosure controls and procedures and, on March 11, 2011, concluded that our disclosure controls and procedures were not effective as of June 30, 2010. As of the date of this report, we are undertaking steps to augment the technical resources available to us.

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

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our chief executive officer and chief financial officer concluded that under the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our internal control over financial reporting was effective. However, due to the restatement of our financial statements for the year ended December 31, 2009 and for three and six months ended June 30, 2010 and 2009 as described above, our chief executive officer and chief financial officer reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of December 31, 2009 and 2010. Management has determined that the design and operation of internal control over financial reporting for complex and non-recurring financing transactions that we had in place during 2009 and 2010 were not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was the lack of the needed level of technical resources available to us to evaluate the proper accounting for non-routine complex financial instruments and other highly complex accounting issues.

Because we were not aware of this material weakness during the quarter ended June 30, 2010, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As of the date of this report, we are undertaking steps to augment the technical resources available to us.

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
Name: Frank Waung
Title: Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                      Description

3.1*  –   Amended and Restated Certificate of Incorporation

10.1* –  Employment Agreement by and between the Company and Frank Waung, Chief Financial Officer dated as of April 28, 2010

10.2* –  Option Grant Agreement by and between the Company and Frank Waung, Chief Financial Officer dated as of April 28, 2010

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2010, filed with the SEC on August 9, 2010.