Form 10-Q/A
period 2010-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2011-03-15
CIK 1106644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2010 (the “September 2010 Form 10-Q”).

On March 11, 2011, the Company’s management determined that the Company’s financial statements:

•	for the three month period ended March 31, 2010 and 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010 (the “March 2010 Form 10-Q”);

•	for the three- and six-month periods ended June 30, 2010 and 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010 (the “June 2010 Form 10-Q”); and

•	for the three- and nine-month periods ended September 30, 2010 and 2009, included in the September 2010 Form 10-Q;

should no longer be relied upon due to errors in such financial statements with respect to the accounting for certain derivative instruments as discussed below.

On May 27, 2008 and on May 30, 2008, the Company issued warrants to purchase 1,250,000 shares of common stock at $2.80 per share and warrants to purchase 300,000 shares of common stock at $2.98 per share, respectively, exercisable for a period of three years (the “Warrants”). As described in greater detail in Note 9 to the unaudited consolidated financial statements of the Company contained in this Amended Form 10-Q (“Note 9”), the Warrants contained weighted average anti-dilution provisions that lower the exercise prices of the Warrants and increase the number of shares issuable upon exercise of the Warrants if the Company issues shares of common stock or common stock equivalents at a price per share less than the exercise price of the Warrants.

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

As a result of the correction of the errors in its previously issued financial statements, the Company has restated its condensed consolidated balance sheets as of September 30, 2010, December 31, 2009 and September 30, 2009, its condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009.  The restatements were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
September 30, 2010
Derivative warrant liability	$-	$727,952	$727,952
Total liabilities	11,032,117	727,952	11,760,069
Additional paid-in capital	24,041,616	(852,957)	23,188,659
Retained earnings	78,328,698	125,005	78,453,703
Total stockholders' equity	110,508,787	(727,952)	109,780,835
December 31, 2009
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949
September 30, 2009
Current assets	$70,014,382	$-	$70,014,382
Total assets	95,309,006	-	95,309,006
Current liabilities	10,098,285	-	10,098,285
Research and development commitments	36,563	-	36,563
Derivative warrant liability	-	2,226,754	2,226,754
Total liabilities	10,134,848	2,226,754	12,361,602
Common stock	42,279	-	42,279
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	58,166,838	(1,373,797)	56,793,041
Foreign currency translation adjustment	5,898,703	-	5,898,703
Total stockholders' equity	85,174,158	(2,226,754)	82,947,404
Total liabilities and stockholders' equity	95,309,006	-	95,309,006

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Three Months Ended September 30, 2010
Derivative gain	$-	$429,687	$429,687
Net other income (expense)	(36,520)	429,687	393,167
Income before income taxes	6,158,978	429,687	6,588,665
Net income	5,484,927	429,687	5,914,614
Comprehensive income	7,259,502	429,687	7,689,189
Basic and diluted earnings per share	$0.13	$0.01	$0.14
For the Three Months Ended September 30, 2009
Derivative loss	$-	$(1,673,102)	$(1,673,102)
Net other expense	(20,480)	(1,673,102)	(1,693,582)
Income before income taxes	8,030,978	(1,673,102)	6,357,876
Net income	7,163,228	(1,673,102)	5,490,126
Comprehensive income	7,249,124	(1,673,102)	5,576,022
Basic and diluted earnings per share	$0.17	$(0.04)	$0.13

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Nine Months Ended September 30, 2010
Derivative gain	$-	$1,795,196	$1,795,196
Net other expense	(126,483)	1,795,196	1,668,713
Income before income taxes	16,852,579	1,795,196	18,647,775
Net income	15,055,830	1,795,196	16,851,026
Comprehensive income	17,248,103	1,795,196	19,043,299
Basic and diluted earnings per share	$0.35	$0.04	$0.39
For the Nine Months Ended September 30, 2009
Derivative loss	$-	$(1,963,177)	$(1,963,177)
Net other expense	(77,878)	(1,963,177)	(2,041,055)
Income before income taxes	16,838,722	(1,963,177)	14,875,545
Net income	15,127,019	(1,963,177)	13,163,842
Comprehensive income	15,306,104	(1,963,177)	13,342,927
Basic and diluted earnings per share	$0.36	$(0.05)	$0.31

	As Previously		As
Statements of Cash Flows Amounts	Reported	Restatement	Restated
For the Nine Months Ended September 30, 2010
Net income	$15,055,830	$1,795,196	$16,851,026
Derivative gain	-	(1,795,196)	(1,795,196)
For the Nine Months Ended September 30, 2009
Net income	$15,127,019	$(1,963,177)	$13,163,842
Derivative loss	-	1,963,177	1,963,177

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

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(As Restated - Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,561,432	$3,634,753
Trade accounts receivable, less allowance for doubtful
accounts of $2,976,077 and $2,718,358, respectively	56,792,742	51,238,339
Other receivables, less allowance for doubtful
accounts of $21,880 and $3,556, respectively	132,280	78,525
Advances to suppliers	3,358,113	1,798,446
Inventory	19,861,057	14,233,073
Deferred tax assets	523,840	319,820
Total Current Assets	85,229,464	71,302,956
Advances for purchases of property and equipment and
intangible assets	3,574,496	3,599,949
Property and equipment, net of accumulated depreciation of
$2,661,208 and $2,020,462, respectively	6,394,538	6,705,873
Intangible assets, net of accumulated amortization of
$2,082,188 and $1,359,048, respectively	26,342,406	19,332,284
TOTAL ASSETS	$121,540,904	$100,941,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,400,332	$3,957,923
Accrued expenses	55,043	47,435
Accrued taxes payable	2,180,851	1,528,691
Other payables	75,560	58,191
Advances from customers	1,030,766	1,037,693
Other payables - related parties	303,644	75,741
Short-term notes payable	2,985,921	3,802,726
Total Current Liabilities	11,032,117	10,508,400
Long-term research and development commitments	-	36,565
Derivative warrant liability	727,952	2,523,148
Total Liabilities	11,760,069	13,068,113
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,393,642 shares and 42,308,350 shares outstanding, respectively	43,393	42,308
Additional paid-in capital	23,188,659	20,325,157
Retained earnings	78,453,703	61,602,677
Accumulated foreign currency translation adjustment	8,095,080	5,902,807
Total Stockholders' Equity	109,780,835	87,872,949
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,540,904	$100,941,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(As Restated - Note 1)
Revenue	$18,680,390	$15,522,953	$50,414,254	$42,116,290
Cost of revenue	11,055,254	8,979,083	29,610,973	23,724,155

Gross profit	7,625,136	6,543,870	20,803,281	18,392,135

Operating expenses:
Selling expenses	449,295	807,231	1,653,763	2,013,915
General and administrative expenses	873,157	521,676	2,420,412	1,563,330
Bad debt expense (benefit)	107,186	(2,836,495)	215,707	(2,101,710)
Total operating expenses	1,429,638	(1,507,588)	4,289,882	1,475,535

Government subsidy income	-	-	465,663	-

Income from operations	6,195,498	8,051,458	16,979,062	16,916,600

Other income (expense):
Interest income	1,147	3,956	13,305	25,265
Interest expense	(37,667)	(24,436)	(139,788)	(103,143)
Derivative gain (loss)	429,687	(1,673,102)	1,795,196	(1,963,177)
Net other income (expense)	393,167	(1,693,582)	1,668,713	(2,041,055)

Income before income taxes	6,588,665	6,357,876	18,647,775	14,875,545
Income tax expense	(674,051)	(867,750)	(1,796,749)	(1,711,703)
Net income	5,914,614	5,490,126	16,851,026	13,163,842

Other comprehensive income - foreign currency
translation adjustment	1,774,575	85,896	2,192,273	179,085
Comprehensive income	$7,689,189	$5,576,022	$19,043,299	$13,342,927

Earnings per Share:
Basic	$0.14	$0.13	$0.39	$0.31
Diluted	$0.14	$0.13	$0.39	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
	(As Restated - Note 1)
Cash Flows from Operating Activities:
Net income	$16,851,026	$13,163,842
Depreciation and amortization	1,271,251	986,310
Stock based compensation	281,587	-
Bad debt expense (benefit)	215,707	(2,101,710)
Derivative (gain) loss	(1,795,196)	1,963,177
Deferred tax assets	(193,953)	210,171
Changes in assets and liabilities:
Trade accounts receivable	(4,610,175)	(10,841,625)
Other receivables	(69,154)	82,949
Advances to suppliers	(1,495,898)	1,170,103
Inventory	(5,239,859)	(1,742,681)
Trade accounts payable	277,275	2,772,775
Accrued expenses	(30,168)	(11,339)
Accrued taxes payable	609,646	393,724
Other payables	15,972	233,155
Advances from customers	(27,982)	109,238
Net Cash Provided by Operating Activities	6,060,079	6,388,089

Cash Flows from Investing Activities:
Advances for purchases of property and equipment
and intangible assets	(1,615,399)	(2,921,715)
Purchase of property and equipment	(219,904)	(255,273)
Purchase of intangible assets	(5,311,961)	(7,621,781)
Net Cash Used in Investing Activities	(7,147,264)	(10,798,769)

Cash Flows from Financing Activity:
Proceeds from issuance of notes payable	2,934,100	3,799,775
Payments of notes payable	(3,814,330)	(2,484,468)
Borrowing from a related party	227,903	-
Proceeds from exercise of warrants	2,583,000	-
Net Cash Provided by Financing Activity	1,930,673	1,315,307

Effect of Exchange Rate Changes on Cash	83,191	13,001
Net Increase (Decrease) in Cash	926,679	(3,082,372)
Cash and Cash Equivalents at Beginning of Period	3,634,753	6,927,149
Cash and Cash Equivalents at End of Period	$4,561,432	$3,844,777

Supplemental Cash Flow Information:
Cash paid for interest	$139,494	$103,143
Cash paid for income taxes	1,889,810	1,413,306

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(As Restated)
Net income	$5,914,614	$5,490,126	$16,851,026	$13,163,842
Basic weighted-average common shares outstanding	43,393,642	42,278,938	43,306,075	42,278,938
Effect of dilutive securities:
Warrants	-	-	186,203	-
Options	13,533	-	11,052	-
Diluted weighted-average common shares outstanding	43,407,175	42,278,938	43,503,330	42,278,938
Basic earnings per share	$0.14	$0.13	$0.39	$0.31
Diluted earnings per share	$0.14	$0.13	$0.39	$0.31

Potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Warrants with exercise prices of $3.00 to $3.80 per share	1,916,666	2,969,607	736,111	2,969,607
Options with an exercise price of $3.47 per share	200,000	-	133,333	-
Total	2,116,666	2,969,607	869,444	2,969,607

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

Restatements of Condensed Consolidated Financial Statements – The Company previously recognized warrants issued in 2008 as permanent stockholders’ equity and recognized no adjustments to their fair value through the statements of income. However, as a result of the change in accounting principle relating to the valuation and classification of warrants as a derivative warrant liability discussed in Note 9, the Company should have accounted for the 2008 warrants as a derivative liability beginning on January 1, 2009, should have recognized the change in accounting principle on January 1, 2009 and should have recognized subsequent changes in the fair value of the warrants as derivative gains or losses in the statements of income. As a result of these errors, the Company has restated its condensed consolidated balance sheets as of September 30, 2010, December 31, 2009 and September 30, 2009, its condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The restatements were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
September 30, 2010
Derivative warrant liability	$-	$727,952	$727,952
Total liabilities	11,032,117	727,952	11,760,069
Additional paid-in capital	24,041,616	(852,957)	23,188,659
Retained earnings	78,328,698	125,005	78,453,703
Total stockholders' equity	110,508,787	(727,952)	109,780,835
December 31, 2009
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949
September 30, 2009
Current assets	$70,014,382	$-	$70,014,382
Total assets	95,309,006	-	95,309,006
Current liabilities	10,098,285	-	10,098,285
Research and development commitments	36,563	-	36,563
Derivative warrant liability	-	2,226,754	2,226,754
Total liabilities	10,134,848	2,226,754	12,361,602
Common stock	42,279	-	42,279
Additional paid-in capital	21,066,338	(852,957)	20,213,381
Retained earnings	58,166,838	(1,373,797)	56,793,041
Foreign currency translation adjustment	5,898,703	-	5,898,703
Total stockholders' equity	85,174,158	(2,226,754)	82,947,404
Total liabilities and stockholders' equity	95,309,006	-	95,309,006

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Three Months Ended September 30, 2010
Derivative gain	$-	$429,687	$429,687
Net other income (expense)	(36,520)	429,687	393,167
Income before income taxes	6,158,978	429,687	6,588,665
Net income	5,484,927	429,687	5,914,614
Comprehensive income	7,259,502	429,687	7,689,189
Basic and diluted earnings per share	$0.13	$0.01	$0.14
For the Three Months Ended September 30, 2009
Derivative loss	$-	$(1,673,102)	$(1,673,102)
Net other expense	(20,480)	(1,673,102)	(1,693,582)
Income before income taxes	8,030,978	(1,673,102)	6,357,876
Net income	7,163,228	(1,673,102)	5,490,126
Comprehensive income	7,249,124	(1,673,102)	5,576,022
Basic and diluted earnings per share	$0.17	$(0.04)	$0.13

Statements of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
For the Nine Months Ended September 30, 2010
Derivative gain	$-	$1,795,196	$1,795,196
Net other expense	(126,483)	1,795,196	1,668,713
Income before income taxes	16,852,579	1,795,196	18,647,775
Net income	15,055,830	1,795,196	16,851,026
Comprehensive income	17,248,103	1,795,196	19,043,299
Basic and diluted earnings per share	$0.35	$0.04	$0.39
For the Nine Months Ended September 30, 2009
Derivative loss	$-	$(1,963,177)	$(1,963,177)
Net other expense	(77,878)	(1,963,177)	(2,041,055)
Income before income taxes	16,838,722	(1,963,177)	14,875,545
Net income	15,127,019	(1,963,177)	13,163,842
Comprehensive income	15,306,104	(1,963,177)	13,342,927
Basic and diluted earnings per share	$0.36	$(0.05)	$0.31

	As Previously		As
Statements of Cash Flows Amounts	Reported	Restatement	Restated
For the Nine Months Ended September 30, 2010
Net income	$15,055,830	$1,795,196	$16,851,026
Derivative gain	-	(1,795,196)	(1,795,196)
For the Nine Months Ended September 30, 2009
Net income	$15,127,019	$(1,963,177)	$13,163,842
Derivative loss	-	1,963,177	1,963,177

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company uses the Black-Scholes valuation model to measure the fair value of the warrants, and based on the following assumptions, the fair values were as follows:

	May 27,	January 1,	September 30,	December 31,	September 30,
	2008	2009	2009	2009	2010
Risk free interest rate	2.93%	2.93%	1.45%	2.93%	0.64%
Expected life, in years	3.00	2.41	1.66	1.41	0.66
Expected dividend rate	0%	0%	0%	0%	0%
Volatility	67.21%	67.21%	79.26%	67.21%	73.59%
Fair value	$852,957	$263,577	$2,226,754	$2,523,148	$727,952

Changes to the derivative warrant liability are recognized in the results of operations and resulted in derivative losses of $1,673,102 and $1,963,177 for the three and nine months ended September 30, 2009 and  derivative gains of $429,687 and $1,795,196 for the three and nine months ended September 30, 2010.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – CONTINGENCIES

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

   We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $8.7 million in 2005 to $61.7 million in 2009, representing a compound annual growth rate, or CAGR, of 63% during this period.  Our net revenues increased by $8.3 million, or by 20%, to $50.4 million in the first nine months of 2010 as compared to the comparable period of 2009.  Our net income increased from $3.8 million in 2005 to $20.2 million in 2009, representing a CAGR of 52% during this period. Our net income increased by $3.7 million or 28% to $16.9 million in the first nine months of 2010 as compared to the comparable period of 2009, due to a one-time adjustment of our estimate for bad debt allowance in the third quarter of 2009 and gains in derivatives. Without giving effect to this one-time adjustment and the gains in derivatives, our net income for the nine-month period in 2010 would have been approximately 20% higher than the comparable period in 2009.   Please see the table entitled “Reconciliation of Non-GAAP Adjusted Net Income and Basic and Diluted EPS” contained in the Net Income section below for a reconciliation of these non-GAAP measures to US GAAP.

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

	Three Months Ended September 30th			Nine Months Ended September 30th
	2010 (as restated)	2009 (as restated)	% Chg	2010 (as restated)	2009 (as restated)	% Chg
Revenue	$18,680,390	$15,522,953	20%	$50,414,254	$42,116,290	20%
Cost of Revenue	11,055,254	8,979,083	23%	29,610,973	23,724,155	25%
Gross Profit	7,625,136	6,543,870	17%	20,803,281	18,392,135	13%
Selling Expenses	449,295	807,231	-44%	1,653,763	2,013,915	-18%
General and Admin Expenses	873,157	521,676	67%	2,420,412	1,563,330	55%
Bad Debt Expense (Benefit)	107,186	(2,836,495)		215,707	(2,101,710)
Income from Operations	6,195,498	8,051,458	-23%	16,979,062	16,916,600	0%
Derivative Gains (Loss)	429,687	(1,673,102)		1,795,196	(1,963,177)
Income Tax Expense	(674,051)	(867,750)	-22%	(1,796,749)	(1,711,703)	5%
Net Income	$5,914,614	$5,490,126	8%	$16,851,026	$13,163,842	28%
Basic Net Income per Share	$0.14	$0.13	5%	$0.39	$0.31	25%
Basic Weighted Average Shares Outstanding	43,393,642	42,278,938		43,306,075	42,278,938
Diluted Net Income per Share	$0.14	$0.13	8%	$0.39	$0.31	26%
Diluted Weighted Average Shares Outstanding	43,407,175	42,278,938		43,503,330	42,278,938

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

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.43 million during three months ended September 30, 2010 and a derivative loss of $1.67 million in the corresponding period a year ago. (Please see Note 9 to our consolidated financial statements contained in this report.)

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

Net Income

Our net income for the three months ended September 30, 2010 increased by $0.42 million, or approximately 8%, to $5.9 million from $5.5 million for the three months ended September 30, 2009.  Net income for the three-month period ended September 30, 2009 included the positive effect of a one-time $2.8 million adjustment of our bad debt allowance as discussed above as well as gains and losses in derivatives (for both the 2010 and 2009 periods).  Without the effect of this one-time adjustment and change in value of the derivatives, management estimates that the net income for the third quarter of 2010 would have been $5.49 million and third quarter of 2009 would have been $4.26 million. On this more comparable basis, our net income for the third quarter of 2010 would have been 29% higher than the same period a year ago.  The non-GAAP measures of the operating results of the comparable periods in 2010 and 2009, excluding the approximate impact of the one-time bad debt estimate change and derivative gains and losses, are described below and are reconciled to the corresponding GAAP measures in the following table.

	China Pharma Holdings, Inc.
	Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
	(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
	Net income	EPS	Net income	EPS	Net income	EPS	Net income	EPS
Adjusted net income, excluding approximate after-tax impact of derivative gain(loss) and one-time bad debt estimate change	$5,485	$0.13	$4,263	$0.10	$15,056	$0.35	$12,569	$0.30

Add: Derivate Gain (Loss) (a)	430	0.01	(1,673)	(0.04)	1,795	0.04	(1,963)	(0.05)

Adjusted net income, excluding approximate after-tax impact of derivative gain (loss) (Non-GAAP)	5,915	0.14	2,590	0.06	16,851	0.39	10,606	0.25

Approximate after-tax impact of one-time bad debt estimate change (b)	-	-	2,900	0.07	-	-	2,558	0.06

Net income as reported (GAAP)	$5,915	$0.14	$5,490	$0.13	$16,851	$0.39	$13,164	$0.31

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

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $1.80 million during nine months ended September 30, 2010 and a derivative loss of $1.96 million in the corresponding period a year ago. (Please see Note 9 to our consolidated financial statements contained in this report.)

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 was $1.8 million, compared to $1.7 million in the same period a year ago.

Net Income

Our net income for the nine months ended September 30, 2010 was approximately $16.85 million, an increase of approximately $3.69 million, or 28%, from $13.16 million for the nine months ended September 30, 2009. Net income for the nine-month period ended September 30, 2009 included the positive effect of a one-time adjustment of our bad debt allowance. Net income for the nine month periods ended September 30, 2010 and 2009 also included gains and losses of derivatives. Without the effect of this one-time adjustment and the change in value of derivatives, management estimates that the net income for the nine months ended September 30, 2010 and 2009 would have been $15.06 million and $12.57 million, respectively. On this more comparable basis, our net income for the first nine months of 2010 would have been 20% higher than the net income for the corresponding nine months a year ago.  Please see the table entitled “Reconciliation of Non-GAAP Adjusted Net Income and Basic and Diluted EPS” contained in the previous Net Income section (for the three-month periods ended September 30, 2010 and 2009) for a reconciliation of these non-GAAP measures.

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

	Nine Months Ended September 30
	2010	2009
Net Cash Provided by Operating Activities	$6,060,079	$6,388,089
Net Cash Used in Investing Activities	(7,147,264)	(10,798,769)
Net Cash Provided by Financing Activities	1,930,673	1,315,307
Effect of Exchange Rate change on Cash	83,191	13,001
Cash & Equivalent Beginning Balance	3,634,753	6,927,149
Cash & Equivalent Ending Balance	$4,561,432	$3,844,777

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

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 as originally filed with the SEC on August 9, 2010, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

However, for the reasons stated in Note 1 to our consolidated financial statements included in this report, we determined that a restatement was required for our financial statements for the year ended December 31, 2009 and our financial statements for the three and nine months ended September 30, 2010 and 2009 contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our failure to apply new guidance in ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock with respect to certain warrants issued in 2008.  The proper application of this guidance caused the warrants to be a classified as a derivative liability, which required the restatement of our financial statements as of and for year ended December 31, 2009 and the three and nine months ended September 30, 2010 and 2009.

As result of the material weakness identified with respect to our reporting of complex, non-routine transactions, our chief executive officer and chief financial officer have reevaluated our disclosure controls and procedures and, on March 11, 2011, concluded that our disclosure controls and procedures were not effective as of September 30, 2010. As of the date of this report, we are undertaking steps to augment the technical resources available to us.

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

Changes in Internal Control Over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our chief executive officer and chief financial officer concluded that under the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our internal control over financial reporting was effective. However, due to the restatement of our financial statements for the year ended December 31, 2009 and for three and nine months ended September 30, 2010 and 2009 as described above, our chief executive officer and chief financial officer reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of December 31, 2009 and 2010. Management has determined that the design and operation of internal control over financial reporting for complex and non-recurring financing transactions that we had in place during 2009 and 2010 were not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was the lack of the needed level of technical resources available to us to evaluate the proper accounting for non-routine complex financial instruments and other highly complex accounting issues.

Because we were not aware of this material weakness during the quarter ended September 30, 2010, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As of the date of this report, we are undertaking steps to augment the technical resources available to us.

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

EXHIBIT INDEX

No.                      Description

10.1* –  Employment Agreement by and between Hainan Helpson Medical & Biotechnology Co., Ltd. and Ms. Zhilin Li, Chief Executive Officer dated July 1, 2010.

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________

*Incorporated by reference to the Company's Quarterly Report for the quarter ended September 30, 2010, filed with the SEC on November 10, 2010.

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