Form 10-K/A
period 2010-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2011-03-17
CIK 1106644

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended 10-K”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2010 (the “Original 10-K”).  The Amended 10-K is being filed to amend the Original 10-K as follows:

1.           The Original 10-K disclosed a restatement of the Company’s consolidated financial statements for the year ended December 30, 2009 (the “2009 Restatement”); however, the Company’s consolidated financial statements contained therein incorrectly categorized the 2009 Restatement as an “adjustment.”  The Amended 10-K contains a revised version of the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009, which among other minor changes properly categorizes the 2009 Restatement as a “restatement” and revises the discussion of the 2009 Restatement in the Notes to the Company’s consolidated financial statements.  See Notes 1 and 9 to the Company’s consolidated financial statements contained in this Amended 10-K.

2.           To add the words “as restated”, as applicable, to column headings of certain financial tables contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3.           To amend and restate, in its entirety, Item 9. “Controls and Procedures,” due to the errors in accounting that led to the 2009 Restatement, to state that the Company had material weaknesses in its disclosure controls and procedures and internal control over financial reporting at December 31, 2010.

4.           To amend and restate a certain risk factor regarding the Company’s obligations under Section 404 of the Sarbanes Oxley Act of 2002, and to insert an additional risk factor regarding the impact of the application of the accounting guidance related to derivative financial instruments.

5.           To make several minor, miscellaneous corrections in Item 1. “Business.”

Except as set forth above, the Amended 10-K is identical to the Original 10-K.  The Amended 10-K does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in the Amended 10-K to modify or update other disclosures as presented in the Original 10-K.  Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.  Additionally, the Company has attached to the Amended 10-K updated certifications executed as of the date of the Amended 10-K by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Amended Form 10-K.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are “forward-looking statements”. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A and some of which are discussed in our other filings with the SEC. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act“) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  If we are ever considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

Onny was incorporated on January 12, 2005 under the laws of the British Virgin Islands.  On May 25, 2005, the then-existing three shareholders of Helpson entered into an equity interest transfer agreement with Onny, as a result of which, effective as of June 21, 2005, Helpson became a wholly foreign-owned enterprise (WFOE) and Onny became the sole stockholder of Helpson.

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

Employees

As of December 31, 2010, we had 410 employees, among which 354 employees were full-time employees and 56 employees were temporary employees.  Among the total 410 employees, approximately 240 of these employees were principally engaged in manufacturing and research and development activities, 116  in sales and marketing, and 54 in management and administration.  We continue to monitor our headcount and may add additional employees for sales and marketing, customer service and manufacturing and assembly as our business grows.  None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls should we become an accelerated filer in the future, and weaken investor confidence in our financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2010 and there existed a material weakness in our internal control over financial reporting as of December 31, 2009 and 2010.

Although the material weaknesses identified in Item 9A of this Annual Report were the result of our accounting treatment of certain complex, non-routine financing transactions and  we believe we have taken appropriate actions to remediate such material weaknesses, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective.  We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

Application of guidance of “ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” has negatively impacted our  statement of operations for the year ended December 31, 2009 and could continue to negatively impact our statements of operations.

On May 27, 2008 and on May 30, 2008, we issued warrants to purchase 1,250,000 shares of common stock at $2.80 per share and warrants to purchase 300,000 shares of common stock at $2.98 per share, respectively, exercisable for a period of three years. We were not required to account for the warrants as a derivative liability until January 1, 2009. On January 1, 2009, we applied the guidance of ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, and it was determined that potential adjustments to the number of shares of common stock that could be purchased upon exercise of the warrants caused the warrants to be a derivative liability. The application of the new guidance on January 1, 2009 resulted in the fair value of the warrants being reclassified as a derivative liability and adjusted to their fair value at each reporting date, with the changes in the fair value recognized as a noncash expense or income.

For the years ended December 31, 2010 and 2009 (as restated), we reported a derivative gain (loss) in the consolidated statements of operations and comprehensive income of $1,588,888 and $(2,259,571), respectively, relating to the above-mentioned warrants. The results of our operations and comprehensive income will continue to fluctuate as a result of the impact of the change in the fair value of such warrants over the remaining term of these warrants and could be adversely affected in each reporting period in which the fair value of the warrants increases.

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

ITEM 4.                        REMOVED AND RESERVED

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

ITEM 6.                       SELECTED FINANCIAL DATA

As a "smaller" reporting company as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

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

Net income for the year ended December 31, 2010 was $23.4 million, an increase of $5.4 million, or 30%, from $18.0 million in the year ended December 31, 2009 (as restated). Our net income figures for the years ended December 31, 2010 and 2009 (as restated) include gains and losses resulting from changes in derivative warrant liability and our net income for the year ended December 31, 2009 (as restated) included the positive effect of a one-time $2.8 million adjustment of our bad debt allowance during the third quarter of 2009. Without the effect of the changes in derivative warrant liability and the one-time adjustment for bad debt allowance, management estimates that net income would have been $21.8 million and $17.7 million in 2010 and 2009, respectively. Please see the discussion of the reconciliation of these non-GAAP measures with GAAP figures in the Net Income section below. On this more comparable basis, our net income for 2010 would have been 23% higher than our net income in 2009.

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

Earnings per common share (basic and diluted) for the year ended December 31, 2010 reached $0.54 per share compared to $0.43 per share for the 12 months ended December 31, 2009 (as restated). This was also affected by changes in derivative warrant liability and the one-time bad debt estimate adjustment of $2.8 million in September of 2009.  Without the effect of this bad debt adjustment and the changes in derivative warrant liability, earnings per share would have been $0.50 and $0.42 in 2010 and 2009 respectively.  Please see the discussion of the reconciliation of these non-GAAP measures with GAAP figures in the Net Income section below.

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

Results of Operations for the Year Ended December 31, 2010

The following tables presents our results of operations for the years ended December 31, 2010 and 2009.

	Twelve Months Ended December 31st
	2010	2009	Change	% Chg
		(as restated)
Revenue	$74,388,180	$61,696,620	$12,691,560	21%
Cost of Revenue	44,105,447	36,046,259	8,059,188	22%
Gross Profit	30,282,733	25,650,361	4,632,372	18%
Selling Expenses	2,542,826	2,705,550	(162,724)	-6%
General and Admin Expenses	3,039,450	2,147,081	892,369	42%
Bad Debt Expense (Benefit)	505,224	(1,816,785)	2,322,009
Income from Operations	24,664,742	22,614,515	2,050,227	9%
Other Expenses	(152,845)	(119,947)	(32,898)	27%
Derivative gain(loss)	1,588,888	(2,259,571)	3,848,459
Income Tax Expense	2,686,438	2,261,519	424,919	19%
Net Income	$23,414,347	$17,973,478	$5,440,869	30%
Basic Net Income per Share	$0.54	$0.43	$0.11	26%
Basic Weighted Average Shares Outstanding	43,329,554	42,278,938
Diluted Net Income per Share	$0.54	$0.43	$0.11	26%
Diluted Weighted Average Shares Outstanding	43,532,435	42,278,938

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

Derivative Gains (Losses)

Changes to derivative warrant liability are recognized in the results of operations and resulted in a derivative loss of $2,259,571 during the year ended December 31, 2009 (as restated) and a derivative gain of $1,588,888 during the year ended December 31, 2010. (Please see Note 9 to our consolidated financial statements contained in this report.)

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

Net Income

Net income for year ended December 31, 2010 was $23.4 million, an increase of $5.4 million, or 30%, from $18.0 million in the year ended December 31, 2009 (as restated). Our net income figures for both 2010 and 2009 (as restated) included gains and losses from changes in derivative warrant liability, and our net income for the year ended December 31, 2009 (as restated) also included the positive effect of a one-time $2.8 million adjustment of our bad debt allowance during the third quarter of 2009. Without the effect of the changes in derivative warrant liability and the one-time adjustment for bad debt estimate, management estimates that net income would have been $21.8 million and $17.7 million in 2010 and 2009 respectively. Please see the discussion of reconciliation of these non-GAAP measures with GAAP figures below. On this more comparable basis, our net income for 2010 would have been 23% higher than our net income in 2009.

For the year ended December 31, 2010, earnings per basic common share was $0.54 per share, compared to $0.43 in  the year ended December 31, 2009 (as restated). Earnings per basic common share was also affected by gains and losses from changes in derivative warrant liability and the one-time bad debt estimate adjustment in September 2009.  Without the effect of changes in derivative warrant liability and this adjustment for bade debt allowance, earnings per share would have been $0.50 and $0.42 for years ended December 31, 2010 and 2009, respectively.

The number of basic weighted average outstanding shares used to calculate earnings per share were 43,329,554 for 2010 and 42,278,938 for 2009.  For the year ended December 31, 2010, diluted earnings per common share was $0.54 per share, compared to $0.43 in the year ended December 31, 2009 (as restated). The number of diluted weighted average outstanding shares used to calculate earnings per share were 43,532,435 for 2010 and 42,278,938 for 2009.

The non-GAAP measures of the operating results for the years ended December 31, 2010 and 2009, excluding the approximate impact of the one-time bad debt estimate change and the changes in derivative warrant liability, are described below and are reconciled to the corresponding GAAP measures in the following table.

	China Pharma Holdings, Inc.
	Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
	(Unaudited, $ in thousand except share and per share data)

	For the Year Ended December 31,
	2010		2009 (as restated)
	Net income	EPS	Net income	EPS

Adjusted net income, excluding approximate after-tax impact of derivative gain(loss) and one-time bad debt estimate change	$21,825	$0.50	$17,676	$0.42

Add: Derivate Gain (Loss) (a)	1,589	0.04	(2,260)	(0.05)

Adjusted net income, excluding approximate after-tax impact of derivative gain (loss) (Non-GAAP)	23,414	0.54	15,416	0.36

Approximate after-tax impact of one-time bad debt estimate change (b)	-	-	2,558	0.06

Net income as reported (GAAP)	$23,414	$0.54	$17,974	$0.43

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, in our Annual Report on Form 10-K for the year ended December 31, 2010 as originally filed with the SEC on March 3, 2011 (the “Original 10-K”), our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

However, for the reasons stated in Note 1 and Note 9 to our consolidated financial statements included in this report, we determined that a restatement was required for our consolidated financial statements for the year ended December 31, 2009.  As a result of the foregoing, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our failure to apply new guidance in ASC Topic 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock with respect to certain warrants issued in 2008.  The proper application of this guidance caused the warrants to be classified as a derivative liability, which required the restatement of our consolidated financial statements as of and for the year ended December 31, 2009.

As a result of the material weakness identified with respect to our reporting of complex, non-routine transactions, our chief executive officer and chief financial officer have reevaluated our disclosure controls and procedures and, on March 11, 2011, concluded that our disclosure controls and procedures were not effective as of December 31, 2010. As of the date of this report, we are undertaking steps to augment the technical resources available to us.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this framework, we originally concluded, as set forth in the Original 10-K, that our internal control over financial reporting was effective as of December 31, 2010.  However, due to the restatement of our consolidated financial statements for the year ended December 31, 2009 as described above, again under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we reassessed that conclusion and determined that there existed a material weakness in our internal controls over financial reporting as of December 31, 2009 and 2010.  Management has determined that the design and operation of internal control over financial reporting for complex and non-recurring financing transactions that we had in place during 2009 and 2010 were not effective to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis. That material weakness was the lack of the needed level of technical resources available to us to evaluate the proper accounting for non-routine complex financial instruments and other highly complex accounting issues.

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

As of the date of this report, to remediate the weakness in our internal controls over financial reporting, we are undertaking steps to augment the technical resources available to us to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2011.

CHINA PHARMA HOLDINGS, INC.

By:   /s/ Zhilin Li
Zhilin Li
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 17, 2011

/s/ Frank Waung Frank Waung	Chief Financial Officer (principal financial officer and principal accounting officer)	March 17, 2011

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 17, 2011

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 17, 2011

/s/ Yingwen Zhang Yingwen Zhang	Director	March 17, 2011

/s/ Baowen Dong Baowen Dong	Director	March 17, 2011

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).
3.4	Amended and Restated Bylaws of the Company (incorporated by reference to our Preliminary Information Statement on Schedule 14C filed on June 27, 2008).
10.1	Engagement Letter dated January 4, 2008 between the Company and Gene Micheal Bennett (incorporated by reference to our Annual Report on Form 10-K filed on March 17, 2009).
10.2	Engagement Letter dated January 11, 2008 between the Company and Yingwen Zhang (incorporated by reference to our Annual Report on Form 10-K filed on March 17, 2009).
10.3	Engagement Letter dated January 11, 2008 between the Company and Baowen Dong (incorporated by reference to our Annual Report on Form 10-K filed on March 17, 2009).
10.4	Engagement Letter dated April 28, 2009 between the Company and Heung Mei Tsui. (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).
10.5	Subscription and Registration Rights Agreement among the Company and the investors signatory thereto (incorporated by reference to our Current Report on Form 8-K filed on February 6, 2007).
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

10.17	Form of Warrant, dated May 17, 2010, issued to FirsTrust Group Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).
10.18	Loan Agreement dated September 27, 2010 between Onny Investment Limited and Heung Mei Tsui (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).
10.19	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).
21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).
23.1*	Consent of Hansen, Barnett & Maxwell, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

As mentioned in Note 1, the accompanying 2009 consolidated financial statements have been restated for the correction of an error related to the adoption of a change in an accounting principle as of January 1, 2009.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 2, 2011

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		(As Restated
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
		(As Restated
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

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2008,
as previously reported	42,278,938	$42,279	$21,066,338	$43,039,819	$5,719,618	$69,868,054
Cumulative effect of change in
accounting principle (Note 9)	-	-	(852,957)	589,380	-	(263,577)
Balance, January 1, 2009, as restated	42,278,938	42,279	20,213,381	43,629,199	5,719,618	69,604,477
Exercise of warrants for cash	29,412	29	69,972	-	-	70,001
Issuance of stock options as compensation	-	-	41,804	-	-	41,804
Net income for the year, as restated (Note 1)	-	-	-	17,973,478	-	17,973,478
Foreign currency translation adjustment	-	-	-	-	183,189	183,189
Balance, December 31, 2009,
as restated (Note 1)	42,308,350	42,308	20,325,157	61,602,677	5,902,807	87,872,949
Exercise of warrants for cash	1,085,292	1,086	2,581,914	-	-	2,583,000
Issuance of stock as compensation	6,863	7	20,993	-	-	21,000
Exercise of stock options, net of 35,948 shares
received as payment of exercise price	4,052	4	(4)	-	-	-
Stock-based compensation from stock options	-	-	207,423	-	-	207,423
Issuance of warrants as compensation	-	-	116,993	-	-	116,993
Net income for the year	-	-	-	23,414,347	-	23,414,347
Foreign currency translation adjustment	-	-	-	-	3,721,462	3,721,462
Balance, December 31, 2010	43,404,557	$43,405	$23,252,476	$85,017,024	$9,624,269	$117,937,174

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
		(As Restated)
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

Restatement of December 31, 2009 Consolidated Financial Statements – The Company previously recognized warrants issued in 2008 as permanent stockholders’ equity and recognized no adjustments to their fair value through the statements of income. However, as a result of the change in accounting principle relating to the valuation and classification of warrants as a derivative warrant liability discussed in Note 9, the Company should have accounted for the 2008 warrants as a derivative liability beginning on January 1, 2009, should have recognized the change in accounting principle on January 1, 2009 and should have recognized subsequent changes in the fair value of the warrants as derivative gains or losses in the statements of income. As a result of these errors, the Company has restated its consolidated balance sheet as of December 31, 2009, and its consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2009. The restatements were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	Restated
Derivative warrant liability	$-	$2,523,148	$2,523,148
Total liabilities	10,544,965	2,523,148	13,068,113
Additional paid-in capital	21,178,114	(852,957)	20,325,157
Retained earnings	63,272,868	(1,670,191)	61,602,677
Total stockholders' equity	90,396,097	(2,523,148)	87,872,949

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	Restated
Derivative loss	$-	$(2,259,571)	$(2,259,571)
Net other expense	(119,947)	(2,259,571)	(2,379,518)
Income before income taxes	22,494,568	(2,259,571)	20,234,997
Net income	20,233,049	(2,259,571)	17,973,478
Comprehensive income	20,416,238	(2,259,571)	18,156,667
Basic earnings per share	$0.48	$(0.05)	$0.43
Diluted earnings per share	$0.48	$(0.05)	$0.43

	As Previously		As
Statement of Cash Flows Amounts	Reported	Restatement	Restated
Net income	$20,233,049	$(2,259,571)	$17,973,478
Derivative loss	-	2,259,571	2,259,571

NOTE 2 - INVENTORY

Inventory consisted of the following:

	December 31,
	2010	2009
Raw materials	$16,258,346	$9,353,076
Finished goods	4,130,589	4,879,997
Total Inventory	$20,388,935	$14,233,073

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
Permit of land use	$426,007	$411,963
Building	2,305,445	2,229,442
Plant, machinery and equipment	5,734,222	5,223,872
Motor vehicle	139,733	135,127
Office equipment	124,817	109,440
Construction in progress	338,103	616,491
Total	9,068,327	8,726,335
Less: accumulated depreciation	(2,695,840)	(2,020,462)
Property and Equipment, net	$6,372,487	$6,705,873

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

Years Ending December 31:	Amount
2011	$ 913,633
2012	2,075,031
2013	2,075,031
2014	2,067,830
2015	2,060,279
Thereafter	19,856,962
Total	$ 29,048,766

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The effect of the tax holiday amounted to savings of $3,610,134 and $3,434,269 for the years ended December 31, 2010 and 2009, which was equivalent to basic and diluted earnings per share of $0.08 and $0.08 per share for the years ended December 31, 2010 and 2009, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2010	2009
Deferred income tax assets:
Allowance for doubtful trade receivables	$497,553	$299,019
Allowance for doubtful other receivables	2,350	391
Expenses not deductible in the current year	28,781	20,410
Share based compensation	106,208	-
Derivative warrant liability	317,648	857,870
U.S. net operating loss carry forwards	200,791	32,993
Total deferred income tax assets	1,153,331	1,210,683
Valuation allowance	(624,647)	(890,863)
Net deferred income tax asset	$528,684	$319,820
Deferred income tax liability:
Intangible assets	$71,673	$-

As of December 31, 2010, the Company has net operating loss carry forwards from continuing operations for United States federal income tax purposes of $590,563 which are available to offset future taxable income, if any, through 2030.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of December 31, 2010.  Therefore, the Company has provided for a valuation allowance against its United States deferred tax assets of $624,647 as of December 31, 2010.

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

On December 13, 2010, the Company issued 6,863 shares of common stock to its Chief Financial Officer under the 2009 Stock Option Plan. According to the Officer’s prior employment agreement, he was entitled to an option to purchase 100,000 shares of common stock at an exercise price of $1.70 per share. When the 2009 Stock Option Plan was implemented, on October 13, 2009 the Company granted the Officer an option to purchase 100,000 shares of common stock at an exercise price of $2.75 per share, as discussed below. The Company subsequently agreed that the difference ($1.70 to $2.75) would be provided to the Officer at the time of exercise of such options, subject to approval of the board of directors. On November 14, 2010, the Officer exercised 40,000 of such options and the board of directors resolved to pay the officer $21,000 in cash and to issue the Officer 6,863 shares of common stock under the 2009 Stock Option Plan, representing the difference between the two exercise prices. The 6,863 shares of common stock were recognized as $21,000 of compensation expense and were valued based on the closing market price on November 14, 2010 of $3.06 per share. The compensation expense was recognized as general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

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

As of December 31, 2010, the Company had warrants outstanding and exercisable to purchase an aggregate of 1,916,666 shares of Company's common stock at exercise prices ranging from $2.80 to $3.80 per share, which expire from May 29, 2011 through May 16, 2013. At December 31, 2010, the warrants had a weighted-average exercise price of $2.89 per share, a weighted-average remaining contractual life of 0.6 years and a total intrinsic value of $429,000.  Of the warrants outstanding on December 31, 2010, warrants to purchase 1,550,000 shares of common stock at $2.80 to $2.98 per share are classified as a derivative warrant liability as further discussed in Note 9.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Employee Stock Options

On September 2, 2009, the board of directors of the Company adopted and the shareholders approved the 2009 Stock Option Plan, under which a total of 1,000,000 shares of the Company’s common stock are available for issuance to directors, officers, employees and eligible consultants. On November 12, 2010, the board of directors adopted, and on December 22, 2010 the stockholders approved, the 2010 Long-Term Incentive Plan, under which a total of 4,000,000 shares of the Company’s common stock are available for issuance to employees, directors and consultants in the form of stock options, restricted stock, stock appreciation rights and performance units. No awards have been granted under the 2010 Incentive Plan. The Company granted stock options under the 2009 Stock Option Plan during the years ended December 31, 2010 and 2009, and recognized $207,423 and $41,804, respectively, of compensation expense as general and administrative expenses related to employee stock options. The total income tax benefit recognized from the related stock-based compensation was $51,856 and $10,451 for the years ended December 31, 2010 and 2009, respectively.

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