Form 10-Q
period 2011-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2011-05-10
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,404,557 shares of Common Stock, $.001 par value, were outstanding as of May 6, 2011.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets
As of March 31, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements
March 31, 2011 and 2010 (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures.	20

PART II OTHER INFORMATION

Item 6. Exhibits	21

Signatures	22

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,803,645	$3,692,086
Banker's acceptances	469,417	-
Trade accounts receivable, less allowance for doubtful
accounts of $3,355,787 and $3,317,017, respectively	63,991,506	61,947,737
Other receivables, less allowance for doubtful
accounts of $17,751 and $15,669, respectively	138,823	65,019
Advances to suppliers	4,564,790	5,311,896
Inventory	23,114,515	20,388,935
Deferred tax assets	535,082	528,684
Total Current Assets	96,617,778	91,934,357
Advances for purchases of property and equipment and
intangible assets	4,677,179	4,395,331
Property and equipment, net of accumulated depreciation of
$2,929,502 and $2,695,840, respectively	6,230,232	6,372,487
Intangible assets, net of accumulated amortization of
$2,599,297 and $2,342,081, respectively	29,697,920	29,048,766
TOTAL ASSETS	$137,223,109	$131,750,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,663,626	$4,937,781
Accrued expenses	58,178	98,206
Accrued taxes payable	2,593,645	2,386,019
Other payables	372,651	92,077
Advances from customers	1,796,868	1,208,988
Other payables - related parties	371,563	303,644
Short-term notes payable	3,816,736	3,781,119
Total Current Liabilities	12,673,267	12,807,834
Long-term deferred tax liability	72,348	71,673
Derivative warrant liability	256,762	934,260
Total Liabilities	13,002,377	13,813,767
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,404,557 shares and 43,404,557 shares outstanding, respectively	43,405	43,405
Additional paid-in capital	23,294,374	23,252,476
Retained earnings	90,120,646	85,017,024
Accumulated other comprehensive income	10,762,307	9,624,269
Total Stockholders' Equity	124,220,732	117,937,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$137,223,109	$131,750,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months
	Ended March 31,
	2011	2010
Revenue	$18,119,557	$15,102,510
Cost of revenue	11,249,946	8,968,302

Gross profit	6,869,611	6,134,208

Operating expenses:
Selling expenses	604,481	582,888
General and administrative expenses	916,945	652,748
Bad debt expense	9,428	70,906
Total operating expenses	1,530,854	1,306,542

Income from operations	5,338,757	4,827,666

Other income (expense):
Interest income	1,961	6,757
Interest expense	(61,214)	(50,490)
Derivative gain	677,498	558,504
Net other income	618,245	514,771

Income before income taxes	5,957,002	5,342,437
Income tax expense	(853,380)	(489,279)
Net income	5,103,622	4,853,158
Other comprehensive income - foreign currency
translation adjustment	1,138,038	14,445
Comprehensive income	$6,241,660	$4,867,603
Earnings per Share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$5,103,622	$4,853,158
Depreciation and amortization	441,993	419,903
Stock based compensation	41,898	47,624
Derivative gain	(677,498)	(558,504)
Changes in assets and liabilities:
Trade accounts receivable	(1,455,529)	(1,224,072)
Other receivables	(72,955)	(6,209)
Advances to suppliers	794,570	(1,037,525)
Inventory	(2,525,349)	(1,604,046)
Deferred tax assets	(1,414)	(72,339)
Trade accounts payable	(1,261,422)	318,952
Accrued expenses	194,444	(36,265)
Accrued taxes payable	184,552	155,402
Other payables	44,932	2,043
Advances from customers	574,632	(134,791)
Net Cash Provided by Operating Activities	1,386,476	1,123,331

Cash Flows from Investing Activities:
Net investment in banker's acceptances	(467,902)	-
Advances for purchases of property and equipment
and intangible assets	(239,670)	(1,291,216)
Purchase of property and equipment	(60,949)	(58,272)
Purchase of intangible assets	(608,708)	(1,207,541)
Net Cash Used in Investing Activities	(1,377,229)	(2,557,029)

Cash Flows from Financing Activity:
Proceeds from related party loan	67,919	-
Proceeds from exercise of warrants	-	2,583,000
Net Cash Provided by Financing Activity	67,919	2,583,000

Effect of Exchange Rate Changes on Cash	34,393	527
Net Increase in Cash and Cash Equivalents	111,559	1,149,829
Cash and Cash Equivalents at Beginning of Period	3,692,086	3,634,753
Cash and Cash Equivalents at End of Period	$3,803,645	$4,784,582

Supplemental Cash Flow Information:
Cash paid for interest	$58,170	$50,490
Cash paid for income taxes	385,546	376,727

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

Through Helpson, the Company manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company has and continues to acquire well-accepted medical formulas to a diverse portfolio of Western and Chinese medicines.

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

Helpson’s functional currency is the Chinese Renminbi. Helpson’s revenue and expenses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating Helpson’s financial statements are included in accumulated other comprehensive income, which is a component of stockholders’ equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is a party to the transaction are included in the results of operations.

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2010.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2011	2010
Net income	$5,103,622	$4,853,158
Basic weighted-average common shares outstanding	43,404,557	43,128,023
Effect of dilutive securities:
Warrants	11,192	464,817
Options	10,606	9,421

Diluted weighted-average common shares outstanding	43,426,355	43,602,261
Basic earnings per share	$0.12	$0.11
Diluted earnings per share	$0.12	$0.11

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months
	Ended March 31,
	2011	2010
Warrants with exercise prices of $2.80 to $3.80 per share	1,741,666	-
Options with an exercise price of $3.47 per share	150,000	-
Total	1,891,666	-

Recent Accounting Standards - In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company as of January 1, 2011 and did not have a material impact on the condensed consolidated financial statements.

In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. The guidance became effective for the Company as of January 1, 2011 and did not have a material impact on the condensed consolidated financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$16,296,232	$16,258,346
Finished goods	6,818,283	4,130,589
Total Inventory	$23,114,515	$20,388,935

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Permit of land use	$430,020	$426,007
Building	2,327,162	2,305,445
Plant, machinery and equipment	5,794,222	5,734,222
Motor vehicle	141,049	139,733
Office equipment	125,993	124,817
Construction in progress	341,288	338,103
Total	9,159,734	9,068,327
Less: accumulated depreciation	(2,929,502)	(2,695,840)
Property and Equipment, net	$6,230,232	$6,372,487

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

For the three months ended March 31, 2011 and 2010, depreciation expense was $207,596 and $192,938, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents, trademarks, licenses, techniques and medical formulas. Medical formulas are amortized over the expected life of the related medicine once production and sales commence. Amortization expense relating to intangible assets was $234,397 and $226,965 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent laboratories and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of the medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (“SFDA”) to sell the generic medicines. Under the terms of each contract, the Company is required to make progress payments to the laboratory; however, the payments are fully refundable in the event that the laboratory fails to obtain SFDA certification of the generic medicine under the contract. Payments made prior to the completion of the related process are recorded as advances for purchases of intangible assets.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, a member of the Company’s board of directors advanced the Company $67,919.  Total advances owing to the board member were $371,563 and $303,644 at March 31, 2011 and December 31, 2010, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On September 30, 2010, the Company entered into a new revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.8 million), with the related note payable bearing interest at an annual rate of 6.116%. Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 (approximately $3.8 million) at March 31, 2011. This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheet at March 31, 2011. At March 31, 2011, the Company had no additional amounts available to it under the line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at March 31, 2011 and December 31, 2010 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $89.5 million at March 31, 2011. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2011	15%
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months
	Ended March 31,
	2011	2010
Current	$854,794	$561,618
Deferred	(1,414)	(72,339)
Net Income Tax Expense	$853,380	$489,279

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 9 – DERIVATIVE WARRANT LIABILITY

On May 27, 2008 and on May 30, 2008, the Company issued warrants to purchase 1,250,000 shares of common stock at $2.80 per share and warrants to purchase 300,000 shares of common stock at $2.98 per share, respectively, exercisable for a period of three years. If the Company issues shares of common stock or common stock equivalents at a price per share less than the exercise price, then, the exercise price will be multiplied by a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock which the offering price for such shares of common stock or common stock equivalents would purchase at the closing price of the common stock on that date, and the denominator of which is the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock so issued or issuable. Simultaneously with any adjustment to the exercise price, the number of shares of common stock that may be purchased upon exercise of the warrants is increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of shares is the same as the aggregate exercise price in effect immediately prior to such adjustment.

The potential adjustment to the number of shares of common stock that could be purchased upon exercise of the warrants caused the warrants to be a derivative liability. The derivative liability is adjusted to the fair value of the warrants at each reporting date using the Black-Scholes valuation model and, based on the following assumptions, the fair values were as follows:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2011	2010
Risk free interest rate	0.09%	2.93%
Expected life, in years	0.16	0.41
Expected dividend rate	0%	0%
Volatility	70.96%	67.21%
Fair value	$256,762	$934,260

Changes to the derivative warrant liability are recognized in the results of operations and resulted in derivative gains of $677,498 and $558,504 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The derivative warrant liability is a Level 3 measurement measured using a valuation model as explained above. Changes to the derivative warrant liability included in the Level 3 fair value measurement for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Balance, Beginning of Period	$934,260	$2,523,148
Derivative gain	(677,498)	(558,504)
Balance, End of Period	$256,762	$1,964,644

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of March 31, 2011, the Company had warrants outstanding and exercisable to purchase an aggregate of 1,916,666 shares of the Company's common stock at exercise prices ranging from $2.80 to $3.80 per share, which expire from May 29, 2011 through May 16, 2013. At March 31, 2011, the warrants had a weighted-average exercise price of $2.89 per share, a weighted-average remaining contractual life of 0.3 years and a total intrinsic value of $0.  Of the warrants outstanding on March 31, 2011, warrants to purchase 1,550,000 shares of common stock at $2.80 to $2.98 per share were classified as a derivative warrant liability as further discussed in Note 9.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan currently allows for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. As of March 31, 2011, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 have been exercised and 50,000 have failed to vest and have been forfeited. In connection with the adoption of the 2010 Long-Term Incentive Plan of the Company (the “2010 Incentive Plan”), the Company’s Board of Directors determined that no additional awards of stock options or restricted stock will be made under the 2009 Option Plan, and that the 2009 Option Plan will be terminated following the exercise or expiration of all stock options currently outstanding under such plan.

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Incentive Plan, which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock.

During the three months ended March 31, 2011, the Company recognized $41,898 of compensation expense as general and administrative expenses related to stock options granted in 2010. At March 31, 2011, the total remaining unrecognized compensation expense related to these options was $13,036, which is anticipated to be recognized in the second quarter of 2011. As of March 31, 2011, the aggregate intrinsic value of the options was $0.

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

NOTE 12 – CONCENTRATIONS

At March 31, 2011, one customer accounted for 10.2% of accounts receivable. At December 31, 2010, one customer accounted for 17.0% of accounts receivable.

For the three months ended March 31, 2011, one customer accounted for 21.8% of sales. For the three months ended March 31, 2010, two customers accounted for 36.3% and 12.9% of sales, respectively.

For the three months ended March 31, 2011, purchases from three suppliers accounted for 27.0%, 14.9% and 11.6% of raw material purchases, respectively. For the three months ended March 31, 2010, purchases from three suppliers accounted for 44.9%, 17.5% and 15.2% of raw material purchases, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are  described in this report and in “Risk Factors” in Item 1A of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010 and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

           At March 31, 2011, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

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

           We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $21.8 million in 2006 to $74.4 million in 2010, representing a compound annual growth rate, or CAGR, of 36% during this period.  Our net revenues increased by $3.0 million, or by 20%, to $18.1 million in the first three months of 2011 as compared to $15.1 million in the comparable period of 2010.  Our net income increased from $8.6 million in 2006 to $23.4 million in 2010, representing a CAGR of 28% during this period. Our net income increased by $0.25 million to $5.1 million in the first three months of 2011 as compared to $4.9 million in the comparable period in 2010. The three-month net income figures for both 2011 and 2010 contain the effect of derivative gains. Without giving effect to this non-cash gain/loss, our net income for the three-month period in 2011 would have been approximately 3% higher than our net income in the comparable period in 2010. Please see the table entitled “Reconciliation of Non-GAAP Adjusted Net Income and Basic and Diluted EPS” contained in the Net Income section below for a reconciliation of these non-GAAP measures to US GAAP.

           We often have a seasonal pattern in our sales revenues throughout the year for a variety of reasons, including 1) the higher rates of occurrence of cerebral/cardio diseases and flu in the winter season and 2) Chinese New Year being in the first quarter. As a result, our fourth quarter revenues tend to be higher and our first quarter revenues tend to be lower.

           We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions as well as our own in-house research and development activities.  As of March 31, 2011, in addition to our portfolio of 20 commercialized products, we had nine drugs at different stages of  the SFDA registration process, including three that had passed SFDA technical analysis and entered clinical trials as follows:

•
In the fourth quarter of 2010, we completed the clinical trial for Rosuvastatin, a generic form of Crestor, a drug for indication of high blood cholesterol level, and we have since submitted an application for production approval.

•
During the third quarter of 2010, we completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic. In Phase I, the clinical trials focused on the study of clinical pharmacology as well as the evaluation of safety on the human body, through observing tolerance and pharmacokinetics to provide support for dosage and drug delivery design. We are currently in Phase II of the clinical trial.

•
In the first quarter of 2010, we completed the clinical trials  for Candesartan, a front-line drug therapy we developed for the treatment of hypertension. Since then, we have completed all testing procedures for this new product, and we are currently waiting for the final production approval from the SFDA.

           In addition to the products mentioned above, we have several other products (also with focus on our main therapeutic areas) pending SFDA technical review and plan to initiate clinical trials in the near future. We are also evaluating additional opportunities on an on-going basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and universities to create new products to support our revenue growth in the future.  We remain focused on improving our product portfolio and increasing our internal growth, maintaining and developing new marketing channels, and using our existing sales network in the expanding markets in the PRC to raise our overall market share. The organic growth of the Chinese pharmaceutical market has had a positive affect on, and will continue to direct, our company's development.

           The growth of China’s pharmaceutical market is driven by China’s rapid economic growth. Increased healthcare spending by the Chinese government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the resulting increase in age-related disorders, the urban migration of the population, and improved awareness of self-health care.

           The Healthcare Reform program announced in 2009 by the Chinese government is currently being implemented. After the official announcement of the Essential Drugs List (“EDL”) in late 2009, we have seen meaningful and notable increases in demand for the EDL products and also degradation in the profit margin in these same products. While the Healthcare Reform is unquestionably moving forward, the pace of implementation varies significantly from province to province.  As a result, the effect of the pricing regulation change also varied significantly from province to province.

           We believe the regulators in the PRC want to see prices of the essential drugs affordable on the one hand, but permit drug companies a fair profit on the other hand. We think we are well positioned in the current environment since our product portfolio is well diversified. Pricing or volume change of one single product should not have a material impact on our overall profitability. Furthermore, our management team has been operating in the Chinese pharmaceutical industry for more than 20 years, and we are very experienced at adapting to changes. We will seek to remain flexible with our product mix to achieve our profitability goals.

Results of Operations

           The following table presents our results of operations for the three-month periods ended March 31, 2011 and 2010.

Results of Operation

	Three Months Ended March 31st
	2011	2010	Change	% Chg
Revenue	$18,119,557	$15,102,510	$3,017,047	20%
Cost of Revenue	11,249,946	8,968,302	2,281,644	25%
Gross Profit	6,869,611	6,134,208	735,403	12%
Selling Expenses	604,481	582,888	21,593	4%
General and Admin Expenses	916,945	652,748	264,197	40%
Bad Debt Expense	9,428	70,906	(61,478)	-87%
Income from Operations	5,338,757	4,827,666	511,091	11%
Net Interest Income (Expense)	(59,253)	(43,733)	(15,520)	35%
Derivative Gain	677,498	558,504	118,994	21%
Income Tax Expense	853,380	489,279	364,101	74%
Net Income	$5,103,622	$4,853,158	$250,464	5%
Basic Net Income per Share	$0.12	$0.11	$0.01	4%
Basic Weighted Average Shares Outstanding	43,404,557	43,128,023
Diluted Net Income per Share	$0.12	$0.11	$0.01	6%
Diluted Weighted Average Shares Outstanding	43,426,355	43,602,261

Three Months Ended March 31, 2011 and 2010

Revenue

           For the three months ended March 31, 2011, our sales revenue increased by $3.0 million, or 20%, to $18.1 million from the $15.1 million we generated in the corresponding period of 2010.

           Set forth below are our revenues by product category in millions USD for each of the three months ended March 31, 2011 and 2010.

	($ in millions)
Product Category	Three Months Ended March 31
	2011	2010	Net Change	% Change
CNS Cerebral & Cardio Vascular	$5.4	$5.3	$0.1	2%
Anti-Viro/ Infection & Respiratory	$7.1	$5.4	$1.7	31%
Digestive Diseases	$2.6	$1.7	$0.9	53%
Other	$3.1	$2.7	$0.4	15%

           During the first quarter of fiscal 2011, our overall sales revenue grew by 20% on a year-over-year basis led by the Digestive Diseases and Anti-Viro Infection & Respiratory categories. Sales in the Digestive Diseases category rose by 53% to $2.6 million from $1.7 million. Our performance in this category was impacted by the continued strong sales of Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage, and Omeprazole, the generic gastroesophageal reflux disease (GERD）drug we launched in the fourth quarter of 2009. Sales of antibiotics and other products in the “Anti-Viro” category also experienced continued growth, with sales in this category increasing to $7.1 million from $5.4 million, or an increase of 31%. The “Other” category experienced more stable growth of 15% mainly from our Vitamin B6 product. Sales of our CNS Cerbral & Cardio Vascular category were flat compared to the same period one year ago.

Gross Margin and Gross Profit

           Gross profit for the three months ended March 31, 2011 was $6.9 million, which was approximately 12% higher compared to $6.1 million in the first quarter of 2010. Our gross margin for the first quarter of 2011 was 37.9%, compared to 40.6% in the corresponding quarter of 2010. We are seeing pricing pressure on many of our products, although the pressure is not uniform across product lines and it is not significant overall at this moment.

The lower gross profit margin in the first quarter of 2011 was partially due to two new types of taxes, i.e., urban construction tax and education surcharges that became applicable to enterprises in Hainan Province, including us in 2011. Such new taxes are based on value-added tax which is essentially based on our revenue.  The new taxes contributed to about 0.8% of the decrease in overall gross margin. In terms of gross margins by major categories, the gross margin for CNS Cerebral & Cardio Vascular category decreased slightly to 45.3% from the first quarter 2010 gross margin of 45.8%. Gross margin for our Anti-Viro/Infection & Respiratory category also decreased slightly to 27.5% from 28.6%. Gross margin for our Digestive Diseases category rose to 48.4% from 47.5%, and gross margin for our Other category fell to 40.1% from 49.7%. The main factor in the decrease of our Other category gross margin was the strong growth in sales of our Vitamin B6 product, which is on the Essential Drug List and has a lower gross margin compared to the other products in our Other category.

While sales growth in our new and relatively higher-margin products (such as Tiopronin and Omeprazole Sodium) helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched. We believe the raw materials market is still fairly tight and we expect some pricing increases in the months ahead. We are preparing for this trend by stocking up on some of our material inventory.

Selling Expenses

           Our selling expenses for the three months ended March 31, 2011 were $0.60 million, an increase of approximately $22,000, or 4%, compared to $0.58 million for the three months ended March 31, 2010. Selling expenses were approximately 3.3% of revenue in the first quarter of 2011 compared to 3.9% during the comparable quarter a year ago. Our selling expenses typically range between 2.5% to 5% of total revenue.

General Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2011 were $0.92 million, an increase of $0.26 million, or 40%, compared to $0.65 million for the same period in 2010. The increase in our general and administrative expenses was in part due to a number of one-time expense items and adjustments.

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

           As of March 31, 2011, our bad debt allowance for accounts receivable was $3.36 million compared to $3.31 million as of December 31, 2010.  The increase of $9,428 in our bad debt allowance during the first quarter represented a corresponding increase in our bad debt expense for the quarter (adjusted for the effect of currency movement).

Income from Operations

           Our operating income for the three months ended March 31, 2011 was approximately $5.3 million, compared to $4.8 million for the same period in 2010, which represented an increase of $0.51 million, or 11%.  The increase in operating income was primarily due to higher sales revenue in the current period compared to the corresponding quarter one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.68 million during three months ended March 31, 2011 and a derivative gain of $0.56 million in the corresponding period a year ago. (Please see Note 9 in the Footnotes to the Financial Statement to our condensed consolidated financial statements contained in this report.)

Income Tax Expense

           Income tax expense for the three months ended March 31, 2011 was $0.85 million, compared with $0.49 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% through 2013.

Net Income

           Our net income for the three months ended March 31, 2011 increased by $0.25 million, or approximately 5%, to $5.1 million from $4.9 million for the three months ended March 31, 2010.  Our net income for the first quarter of both years included the positive effect of derivative gains. Without the effect of the change in value of the derivatives, management estimates that the net income for the first quarter of 2011 would have been $4.43 million and for the first quarter of 2010 would have been $4.29 million. On this more comparable basis, our net income for the first quarter of 2011 would have been 3% higher than the same period a year ago.  The non-GAAP measures of our operating results of the comparable periods in 2011 and 2010, excluding the approximate impact of the derivative gains and losses, are described below and are reconciled to the corresponding GAAP measures in the following table:

	China Pharma Holdings, Inc.
	Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
	(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended March 31,
	2011		2010
	Net income	EPS	Net income	EPS
Adjusted net income, excluding approximate after-tax impact of derivative gain	$4,427	$0.10	$4,294	$0.10

Derivative Gain	677	0.02	559	0.01
Net income as reported (GAAP)	$5,104	$0.12	$4,853	$0.11

Diluted weighted average shares outstanding	43,426,355		43,602,261

Liquidity and Capital Resources

           Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of March 31, 2011, our cash and cash equivalents outstanding was $3.80 million, an increase of $0.11 million from $3.69 million as of December 31, 2010. As of March 31, 2011, we had a principal balance of $3.82 million in short-term bank loans.

           During the first three months of 2011, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

           Based on our current operating plan, management believes that our cash provided by operations plus the proceeds from our existing bank loans will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions, for the next 12 months. However, if unanticipated events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Operating Activities

           Net cash provided by operating activities was $1.39 million in the three-month period ended March 31, 2011 compared to $1.12 million in the same period in 2010. The increase in cash provided by operating activities was mainly due to higher net income generated in the current year period.

Investing Activities

           Net cash used in investing activities in the three months ended March 31, 2011 was $1.4 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $1.2 million compared to the same period in 2010 of $2.6 million.

Financing Activities

           Equity related financing:   During the first three months of 2010, we issued approximately 1.1 million shares of common stock for total proceeds of $2.58 million from the exercise of warrants that were issued in our 2007 offering of equity units. In the first three months of 2011, we did not have any equity-related financing.

           During the first three months of 2011, a related party lent our company $67,919 at an interest rate of 1% per annum and a term of six months.

Off-Balance Sheet Arrangements

           There were no off-balance sheet arrangements during the three-month periods ended March 31, 2011 or 2010.

Commitments

           At March 31, 2011 and 2010, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

           Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2010. There were no new accounting policies and estimates during the three-month period ended March 31, 2011 that affected us in any material respect.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Changes in Internal Controls over Financial Reporting

Due to our prior identification of the need for additional expertise in the area of our reporting of complex, non-routine transactions, such as the warrant derivative liability treatment, we have retained accounting experts in this area, and we have made this resource available on an on-going basis should the need arise again.  There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.      Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: May 10, 2011	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2011	By:	/s/ Frank Waung
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