Form 10-Q
period 2011-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2011-08-10
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,529,557 shares of Common Stock, $.001 par value, were outstanding as of August 9, 2011.

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

           The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,687,657	$3,692,086
Banker's acceptances	237,415	-
Trade accounts receivable, less allowance for doubtful
accounts of $3,276,642 and $3,317,017, respectively	66,144,994	61,947,737
Other receivables, less allowance for doubtful
accounts of $22,337 and $15,669, respectively	82,240	65,019
Advances to suppliers	5,322,135	5,311,896
Inventory	23,977,442	20,388,935
Deferred tax assets	524,290	528,684
Total Current Assets	100,976,173	91,934,357
Advances for purchases of property and equipment and
intangible assets	5,409,096	4,395,331
Property and equipment, net of accumulated depreciation of
$3,181,610 and $2,695,840, respectively	6,265,741	6,372,487
Intangible assets, net of accumulated amortization of
$2,872,652 and $2,342,081, respectively	30,788,187	29,048,766
TOTAL ASSETS	$143,439,197	$131,750,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,767,403	$4,937,781
Accrued expenses	82,130	98,206
Accrued taxes payable	3,355,674	2,386,019
Other payables	368,412	92,077
Advances from customers	1,392,699	1,208,988
Other payables - related parties	491,563	303,644
Short-term notes payable	3,868,173	3,781,119
Total Current Liabilities	12,326,054	12,807,834
Long-term deferred tax liability	73,323	71,673
Derivative warrant liability	-	934,260
Total Liabilities	12,399,377	13,813,767
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,529,557 shares and 43,404,557 shares outstanding, respectively	43,530	43,405
Additional paid-in capital	23,334,316	23,252,476
Retained earnings	95,189,716	85,017,024
Accumulated other comprehensive income	12,472,258	9,624,269
Total Stockholders' Equity	131,039,820	117,937,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,439,197	$131,750,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue	$19,600,852	$16,631,354	$37,720,409	$31,733,864
Cost of revenue	12,318,868	9,587,417	23,568,814	18,555,719

Gross profit	7,281,984	7,043,937	14,151,595	13,178,145

Operating expenses:
Selling expenses	799,220	621,580	1,403,701	1,204,468
General and administrative expenses	986,949	894,507	1,903,894	1,547,255
Bad debt expense (benefit)	(118,704)	37,615	(109,276)	108,521
Total operating expenses	1,667,465	1,553,702	3,198,319	2,860,244

Government subsidy income	145,447	465,663	145,447	465,663

Income from operations	5,759,966	5,955,898	11,098,723	10,783,564

Other income (expense):
Interest income	2,454	5,401	4,415	12,158
Interest expense	(61,222)	(51,631)	(122,436)	(102,121)
Derivative gain	256,762	807,005	934,260	1,365,509
Net other income	197,994	760,775	816,239	1,275,546

Income before income taxes	5,957,960	6,716,673	11,914,962	12,059,110
Income tax expense	(888,890)	(633,419)	(1,742,270)	(1,122,698)
Net income	5,069,070	6,083,254	10,172,692	10,936,412
Other comprehensive income - foreign currency
translation adjustment	1,709,951	403,253	2,847,989	417,698
Comprehensive income	$6,779,021	$6,486,507	$13,020,681	$11,354,110
Earnings per Share:
Basic	$0.12	$0.14	$0.23	$0.25
Diluted	$0.12	$0.14	$0.23	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$10,172,692	$10,936,412
Depreciation and amortization	890,895	841,762
Stock based compensation	81,965	221,101
Derivative gain	(934,260)	(1,365,509)
Changes in assets and liabilities:
Trade accounts receivable	(2,741,907)	(3,402,232)
Other receivables	(15,559)	(25,809)
Advances to suppliers	110,882	(907,559)
Inventory	(3,086,326)	(4,994,669)
Deferred tax assets	16,391	(145,552)
Trade accounts payable	(2,204,755)	2,404,264
Accrued expenses	266,666	(31,448)
Accrued taxes payable	905,113	(233,065)
Other payables	(8,947)	1,014
Advances from customers	154,239	(17,231)
Net Cash Provided by Operating Activities	3,607,089	3,281,479

Cash Flows from Investing Activities:
Net investment in banker's acceptances	(234,921)	-
Advances for purchases of property and equipment
and intangible assets	(902,986)	(2,018,906)
Purchase of property and equipment	(223,769)	(108,842)
Purchase of intangible assets	(1,531,018)	(2,852,168)
Net Cash Used in Investing Activities	(2,892,694)	(4,979,916)

Cash Flows from Financing Activities:
Proceeds from related party loan	187,919	-
Proceeds from exercise of warrants	-	2,583,000
Net Cash Provided by Financing Activities	187,919	2,583,000

Effect of Exchange Rate Changes on Cash	93,257	8,799
Net Increase in Cash and Cash Equivalents	995,571	893,362
Cash and Cash Equivalents at Beginning of Period	3,692,086	3,634,753
Cash and Cash Equivalents at End of Period	$4,687,657	$4,528,115

Supplemental Cash Flow Information:
Cash paid for interest	$118,347	$102,121
Cash paid for income taxes	617,544	2,906,168

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2010.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income	$5,069,070	$6,083,254	$10,172,692	$10,936,412
Basic weighted-average common shares outstanding	43,454,008	43,393,644	43,429,419	43,261,567
Effect of dilutive securities:
Warrants	-	93,793	-	280,592
Options	-	10,202	-	8,141
Diluted weighted-average common shares outstanding	43,454,008	43,497,639	43,429,419	43,550,300
Basic earnings per share	$0.12	$0.14	$0.23	$0.25
Diluted earnings per share	$0.12	$0.14	$0.23	$0.25

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Warrants with exercise prices of $3.00 to $3.80 per share	166,666	1,822,873	166,666	1,668,719
Options with an exercise price of $2.54 to $3.47 per share	335,000	200,000	335,000	200,000
Total	501,666	2,022,873	501,666	1,868,719

Recently Announced Accounting Standards - In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company as of January 1, 2011 and did not have a material impact on the condensed consolidated financial statements.

In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. The guidance became effective for the Company as of January 1, 2011 and did not have a material impact on the condensed consolidated financial statements.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$17,984,423	$16,258,346
Finished goods	5,993,019	4,130,589
Total Inventory	$23,977,442	$20,388,935

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Permit of land use	$435,815	$426,007
Building	2,358,525	2,305,445
Plant, machinery and equipment	6,036,483	5,734,222
Motor vehicle	142,950	139,733
Office equipment	127,691	124,817
Construction in progress	345,887	338,103
Total	9,447,351	9,068,327
Less: accumulated depreciation	(3,181,610)	(2,695,840)
Property and Equipment, net	$6,265,741	$6,372,487

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

For the six months ended June 30, 2011 and 2010, depreciation expense was $419,253 and $388,668, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents and medical formulas. Medical formulas are amortized over the expected life of the related medicine once production and sales commence. Amortization expense relating to intangible assets was $471,643 and $454,016 for the six months ended June 30, 2011 and 2010, respectively.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, a member of the Company’s board of directors advanced the Company $187,919.  Total advances owing to the board member were $491,563 and $303,644 at June 30, 2011 and December 31, 2010, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On September 30, 2010, the Company entered into a new revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.9 million), with the related note payable bearing interest at an annual rate of 7.216% (based upon 110% of the PRC government current short term rate of 6.56%). Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 (approximately $3.9 million) at June 30, 2011. This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheet at June 30, 2011. At June 30, 2011, the Company had no additional amounts available to it under the line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at June 30, 2011 and December 31, 2010 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $94.4 million at June 30, 2011. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2011	15%
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Current	$871,085	$706,632	$1,725,879	$1,268,250
Deferred	17,805	(73,213)	16,391	(145,552)
Net Income Tax Expense	$888,890	$633,419	$1,742,270	$1,122,698

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 9 – DERIVATIVE WARRANT LIABILITY

On May 27, 2008 and on May 30, 2008, the Company issued warrants to purchase 1,250,000 shares of common stock at $2.80 per share and warrants to purchase 300,000 shares of common stock at $2.98 per share, respectively, exercisable for a period of three years. These warrants were never exercised and expired on May 27, 2011. If the Company had issued shares of common stock or common stock equivalents at a price per share less than the exercise price, the exercise price would have been multiplied by a fraction, the numerator of which would have been the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock which the offering price for such shares of common stock or common stock equivalents would  have purchased at the closing price of the common stock on that date, and the denominator of which would have been the sum of the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock so issued or issuable. Simultaneously with any adjustment to the exercise price, the number of shares of common stock that could have been purchased upon exercise of the warrants was increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of shares would have been the same as the aggregate exercise price in effect immediately prior to such adjustment.

The potential adjustment to the number of shares of common stock that could have been purchased upon exercise of the warrants caused the warrants to be a derivative liability. The derivative liability was adjusted to the fair value of the warrants at each reporting date using the Black-Scholes valuation model (which was not materially different from the fair value computed using a binomial valuation model) and, based on the following assumptions, the fair values were as follows:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2011	2010
Risk free interest rate	-	2.93%
Expected life, in years	-	0.41
Expected dividend rate	-	0%
Volatility	-	67.21%
Fair value	-	$934,260

Changes to the derivative warrant liability were recognized in the results of operations and resulted in derivative gains of $256,762 and $934,260 for the three and six months ended June 30, 2011, and derivative gains of $807,005 and $1,365,509 for the three and six months ended June 30, 2010.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker’s acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$237,415	$-	$237,415	$-
Total	$237,415	$-	$237,415	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2010	Level 1	Level 2	Level 3
Derivatives	$934,260	$-	$-	$934,260
Total	$934,260	$-	$-	$934,260

Changes to the derivative warrant liability included in the Level 3 fair value measurement for the six months ended June 30, 2011 and 2010 were as follows:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2011	2010
Balance, Beginning of Period	$934,260	$2,523,148
Derivative gain	(934,260)	(1,365,509)
Balance, End of Period	$-	$1,157,639

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of June 30, 2011, the Company had warrants outstanding and exercisable to purchase an aggregate of 166,666 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire from January 1, 2012 through May 16, 2013. At June 30, 2011, the warrants had a weighted-average exercise price of $3.39 per share, a weighted-average remaining contractual life of 1.7 years and a total intrinsic value of $0.  Warrants to purchase 1,550,000 shares of common stock at $2.80 to $2.98 per share as further discussed in Note 9 expired unexercised during the second quarter of 2011.  These warrants were treated as a derivative warrant liability at December 31, 2010.  Warrants to purchase 200,000 common shares at $2.80 to $3.50 per share also expired unexercised on June 24, 2011.

Stock and Stock Option Plans and Grants

2009 Stock Option Plan

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants, or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan currently allows for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. As of June 30, 2011, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 have been exercised and 50,000 have failed to vest and have been forfeited. In connection with the adoption of the 2010 Long-Term Incentive Plan of the Company (the “2010 Incentive Plan”), the Company’s Board of Directors determined that no additional awards of stock options or restricted stock will be made under the 2009 Option Plan, and that the 2009 Option Plan will be terminated following the exercise or expiration of all stock options currently outstanding under such plan.

2010 Incentive Plan

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 25, 2011 the Company issued two-year options to purchase a total of 100,000 shares of its common stock from the 2010 Incentive Plan to two of its executive officers. The Company’s Chief Executive Officer was granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, the closing price of the Company’s common stock on the day prior to the day of grant, expiring on May 25, 2013, of which 25,000 shares shall vest on May 25, 2012, and 25,000 shares shall vest on the three-month anniversary of the achievement of certain performance-based vesting criteria. The Company also granted its Chief Financial Officer non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, the closing price of the Company’s common stock on the day prior to the day of grant, expiring on May 25, 2013, of which 25,000 shares shall vest on April 28, 2012, and 25,000 shares shall vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

The grant-date fair value of the options of $0.71 per share, or $70,580 in total, was based on the grant-date closing market price of $2.54 per share and on the following weighted-average assumptions: risk free interest rate of 0.54%, expected dividend yield of 0%, expected volatility of 70.4% and an expected life of 1.0 years.

In addition on May 25, 2011 the Company granted 125,000 shares of common stock from the 2010 Incentive Plan to two of its executive officers valued at $317,500 based on the closing market price on the date of grant of $2.54 per share.  The Company granted 75,000 shares of restricted stock to its Chief Executive Officer, of which (i) 50,000 shares shall vest on May 25, 2012, and (ii) 25,000 shares shall vest on the six-month anniversary of the achievement of certain performance-based vesting criteria. The Company granted 50,000 shares of restricted stock to its Chief Financial Officer, of which (i) 25,000 shares shall vest on May 25, 2012, and (ii) 25,000 shares shall vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.

During the three months and six months ended June 30, 2011, the Company recognized $40,067 and $81,966, respectively, of compensation expense as general and administrative expenses related to stock and stock options granted in 2011 and 2010. At June 30, 2011, the total remaining unrecognized compensation expense related to stock options was $68,376, of which $18,448 is anticipated to be recognized in the second half of 2011 and $14,638 will be recognized in the first half of 2012. In addition, a total of $35,290 will be recognized upon the achievement of certain performance-based vesting criteria. As of June 30, 2011, the aggregate intrinsic value of the options was $0.  At June 30, 2011, the total remaining unrecognized compensation expense related to stock grants was $294,078, of which $95,770 is anticipated to be recognized in the second half of 2011 and $71,307 will be recognized in the first half of 2012. In addition, a total of $127,000 will be recognized upon the achievement of certain performance-based vesting criteria.

NOTE 12 – CONTINGENCIES

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – CONCENTRATIONS

At December 31, 2010, one customer accounted for 17.0% of accounts receivable.

For the six months ended June 30, 2011, one customer accounted for 19.7% of sales. For the six months ended June 30, 2010, two customers accounted for 36.0% and 11.0% of sales, respectively.

For the six months ended June 30, 2011, purchases from three suppliers accounted for 28.7%, 18.1% and 13.3% of raw material purchases, respectively. For the six months ended June 30, 2010, purchases from three suppliers accounted for 46.2%, 15.7% and 12.5% of raw material purchases, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are  described in this report and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) and some of which are discussed in our other filings with the SEC. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

           At June 30, 2011, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

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

           We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $21.8 million in 2006 to $74.4 million in 2010, representing a compound annual growth rate, or CAGR, of 36% during this period.  Our net revenues increased by $6.0 million, or by 19%, to $37.7 million in the first six months of 2011 as compared to $31.7 million in the comparable period of 2010.  Our net income increased from $8.6 million in 2006 to $23.4 million in 2010, representing a CAGR of 28% during this period. Our net income decreased by $0.8 million to $10.2 million in the first six months of 2011 as compared to $10.9 million in the comparable period in 2010. The six-month net income figures for both 2011 and 2010 contain the effect of derivative gains. Without giving effect to this non-cash gain/loss, our net income for the six-month period in 2011 would have been approximately 3.5% lower than our net income in the comparable period in 2010. Please see the table entitled “Reconciliation of Non-GAAP Adjusted Net Income and Basic and Diluted EPS” contained in the Net Income section below for a reconciliation of these non-GAAP measures to US GAAP.

           We often have a seasonal pattern in our sales revenues throughout the year for a variety of reasons, including 1) the higher rates of occurrence of cerebral/cardio diseases and flu in the winter season and 2) Chinese New Year being in the first quarter. As a result, our fourth quarter revenues tend to be higher and our first quarter revenues tend to be lower.

           We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions.  As of June 30, 2011, in addition to our portfolio of 20 commercialized products, we had nine drugs at different stages of the SFDA registration process, including three that had passed SFDA technical analysis and entered clinical trials as follows:

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

•
In 2010, we completed the clinical trials  for Candesartan, a front-line drug therapy for the treatment of hypertension. Since then, we have completed all testing procedures for this new product, and we are currently waiting for the final production approval from the SFDA.

           In addition to the products mentioned above, we have several other products (also with focus on our main therapeutic areas) pending SFDA technical review and plan to initiate clinical trials in the near future. We are also evaluating additional opportunities on an on-going basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and universities to help us identify existing drugs and formulas that would fit well with our business model, thus paving the way to generate new products to support our revenue growth in the future.  We remain focused on improving our product portfolio and increasing our internal growth, maintaining and developing new marketing channels, and using our existing sales network in the expanding markets in the PRC to raise our overall market share. The organic growth of the Chinese pharmaceutical market has had a positive affect on, and will continue to direct, our company's development.

           The growth of China’s pharmaceutical market has largely been driven by China’s rapid economic growth. Increased healthcare spending by the Chinese government to reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the resulting increase in age-related disorders, the urban migration of the population, and improved awareness of self-health care.

           The Healthcare Reform program announced in 2009 by the Chinese government is currently being implemented. After the official announcement of the Essential Drugs List (“EDL”) in late 2009, we have seen meaningful and notable increases in demand for the EDL products and also degradation in the profit margins in these same products. As the Healthcare Reform progresses, the pace of implementation has varied significantly from province to province.  As a result, the effect of the pricing regulation change also varied significantly from province to province. In overall, the pricing environment for most pharmaceutical products is challenging at this time because of the Healthcare Reform implementation.

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

Results of Operations

           The following table presents our results of operations for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30				Six Months Ended June 30
	2011	2010	Change	% Chg	2011	2010	Change	% Chg
Revenue	$19,600,852	$16,631,354	$2,969,498	18%	$37,720,409	$31,733,864	$5,986,545	19%
Cost of Revenue	12,318,868	9,587,417	2,731,451	28%	23,568,814	18,555,719	5,013,095	27%
Gross Profit	7,281,984	7,043,937	238,047	3%	14,151,595	13,178,145	973,450	7%
Selling Expenses	799,220	621,580	177,640	29%	1,403,701	1,204,468	199,233	17%
General and Admin Expenses	986,949	894,507	92,442	10%	1,903,894	1,547,255	356,639	23%
Bad Debt Expense	(118,704)	37,615	(156,319)		(109,276)	108,521	(217,797)
Government Subsidy Income	145,447	465,663	(320,216)		145,447	465,663	(320,216)
Income from Operations	5,759,966	5,955,898	(195,932)	-3%	11,098,723	10,783,564	315,159	3%
Net Interest Income (Expense)	(58,768)	(46,230)	(12,538)		(118,021)	(89,963)	(28,058)
Derivative Gain	256,762	807,005	(550,243)		934,260	1,365,509	(431,249)
Income Tax Expense	888,890	633,419	255,471	40%	1,742,270	1,122,698	619,572	55%
Net Income	$5,069,070	$6,083,254	$(1,014,184)	-17%	$10,172,692	$10,936,412	$(763,720)	-7%
Basic Net Income per Share	$0.12	$0.14	$(0.02)	-17%	$0.23	$0.25	$(0.02)	-7%
Basic Weighted Average Shares Outstanding	43,454,008	43,393,644			43,429,419	43,261,567
Diluted Net Income per Share	$0.12	$0.14	$(0.02)	-17%	$0.23	$0.25	$(0.02)	-7%
Diluted Weighted Average Shares Outstanding	43,454,008	43,497,639			43,429,419	43,550,300

Three Months Ended June 30, 2011 and 2010

Revenue

           For the three months ended June 30, 2011, our sales revenue increased by $3.0 million, or 18%, to $19.6 million from the $16.6 million we generated in the corresponding period of 2010.

           Set forth below are our revenues by product category in millions USD for each of the three months ended June 30, 2011 and 2010.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Three Months Ended June 30		Net Change		% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$6.0	$4.9		$1.2	24%
Anti-Viro/ Infection & Respiratory	$8.1	$6.3		$1.8	28%
Digestive Diseases	$2.6	$2.3		$0.4	16%
Other	$2.9	$3.2	$	- 0.4	-11%

           During the second quarter of fiscal 2011, our overall sales revenue grew by 18% on a year-over-year basis, led by the Anti-Viro Infection & Respiratory and also the CNS Cerebral & Cardio Vascular categories. Sales in the Anti-Viro Infection & Respiratory category rose by 28% to $8.1 million from $6.3 million. Our performance in this category was impacted by outstanding sales growth of Cefaclor Dispersible Tablets and also Clarithromicyn. Both of these products are front-line antibiotics in hospitals. Our Cefaclor Dispersible Tablets are typical example of our differentiation strategy, which is especially popular in children and patients with swallowing issue.  Sales of CNS Cerebral & Cardio Vascular products also experienced continued growth, with revenues in this category increasing to $6 million from $4.9 million, or an increase of 24%. The “Digestive” category experienced more stable growth of 16% mainly from our Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage. Sales of our "Other" category were lower by 11% compared to the same period one year ago. A couple of products from our "Other" category, including Vitamin B6, saw sales declines compared to the same quarter one year ago when these products had a surge in sales partly during the initial start of the implementation of EDL in 2010.  The sales of such products in the past quarter were higher comparing to its sales prior to the implementation of EDL before the second quarter of 2010, but lower comparing to that right after the start of the EDL’s implementation.

Gross Margin and Gross Profit

           Gross profit for the three months ended June 30, 2011 was $7.28 million, which was approximately 3% higher compared to $7.04 million in the second quarter of 2010. Our gross margin for the second quarter of 2011 was 37.2%, compared to 42.4% in the corresponding quarter of 2010. We are seeing pricing pressure on many of our products, particularly antibiotics, although the pressure is not uniform across product lines. We expect current challenging pricing environment to persist for some time.

Pricing pressure has become more evident over the past few quarters as the effect of the Chinese government healthcare reform is being felt across all pharmaceutical products, especially in EDL related products. In terms of our gross margins by major categories, CNS Cerebral & Cardio Vascular category margins decreased to 42.9% from the second quarter 2010 gross margin of 47.8%. Gross margin for our Anti-Viro/Infection & Respiratory category decreased to 26.4% from 32.1%. Gross margin for our Digestive Diseases category decreased to 45.7% from 52.3%, and gross margin for our Other category fell to 42.5% from 47.1%.

While sales growth in our new and relatively higher-margin products  helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the three months ended June 30, 2011 were $0.80 million, an increase of 29%, compared to $0.62 million for the three months ended June 30, 2010. Selling expenses were approximately 4.1% of revenue in the first quarter of 2011 compared to 3.7% during the comparable quarter a year ago. Our selling expenses typically range between 2.5% to 5% of total revenue.

General Administrative Expenses

           Our general and administrative expenses for the three months ended June 30, 2011 were $0.99 million, an increase of $0.09 million, or 10%, compared to $0.90 million for the same period in 2010. As a percent of revenue, our G&A expenses was 5.0% and 5.4% for periods ended June 30, 2011 and 2010, respectively. Our G&A expense is typically 4% to 5% of revenue.

Bad Debt Expense and Account Receivables

           In general, our normal credit or payments terms extended to customers are 90 days. This has not changed in recent years. Our customers are pharmaceutical distributors who sell to mostly government backed hospitals. Since hospital pharmacies in China typically take a very long time to pay for their pharmaceutical products, the age of our receivables from our customers tends to be long as well. Although these customers typically pay after the due date of the receivables, we have always been able to collect our receivables and have never had an uncollectible receivable from these customers.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $48.8 million and $47.1 million as of June 30, 2011 and December 31, 2010, respectively. The following table illustrates our accounts receivable aging distribution in terms of percent of total accounts receivable as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
1 - 90 days	29.7%	36.1%
90 - 180 days	23.6%	23.3%
180 - 365 days	27.9%	16.3%
365 - 720 days	18.8%	24.3%
	100.0%	100.0%

Although we have not had to write off any receivables so far in our Company’s history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable amounts that are greater than 720 days old (although there were no amounts over 720 days old at June 30, 2011 or December 31, 2010).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. As of June 30, 2011, our allowance for doubtful accounts was $3.28 million compared to $3.36 million as of March 31, 2011.  The decrease in the allowance was mainly due to a decrease in our accounts receivable that is between 365 days old and 720 days old, and was recognized as bad debt benefit during the quarter ended June 30, 2011 of $118,704. This is compared to an increase in the allowance of $37,615 during the quarter ended June 30, 2010. The changes in the allowance for doubtful accounts during the six months ended June 30, 2011 and 2010 were as follows (there were no write-offs or recoveries):

	For the Six Months Ended
	June 30,
	2011	2010
Balance, Beginning of Period	$3,317,017	$2,718,358
Bad debt expense (benefit)	(109,276)	108,521
Foreign currency translation adjustment	68,901	7,102
Balance, End of Period	$3,276,642	$2,833,981

Income from Operations

           Our operating income for the three months ended June 30, 2011 was approximately $5.8 million, compared to $6.0 million for the same period in 2010, which represented a decrease of $0.20 million, or 3%.  The decrease in operating income was primarily due to lower gross margin and higher operating expenses in the current period compared to the corresponding quarter one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.26 million during three months ended June 30, 2011 and a derivative gain of $0.81 million in the corresponding period a year ago. (Please see Note 9 in the Footnotes to the Financial Statement to our condensed consolidated financial statements contained in this report.)

Income Tax Expense

           Income tax expense for the three months ended June 30, 2011 was $0.89 million, compared with $0.63 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% through 2013.

Net Income

           Our net income for the three months ended June 30, 2011 decreased by $1.0 million, or approximately 17%, to $5.1 million from $6.1 million for the three months ended June 30, 2010.  Our net income for the second quarter of both years included the positive effect of derivative gains. Without the effect of the change in value of the derivatives, management estimates that the net income for the second quarter of 2011 would have been $4.81 million and for the second quarter of 2010 would have been $5.28 million. On this more comparable basis, our net income for the second quarter of 2011 would have been 9% lower than the same period a year ago.  The non-GAAP measures of our operating results of the comparable periods in 2011 and 2010, excluding the approximate impact of the derivative gains and losses, are described below and are reconciled to the corresponding GAAP measures in the following table:

China Pharma Holdings, Inc.
Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
	Net income	EPS	Net income	EPS	Net income	EPS	Net income	EPS

Adjusted net income, excluding approximate after-tax impact of derivative gain	$4,812	$0.11	$5,276	$0.12	$9,239	$0.21	$9,570	$0.22

Subtract: Derivate Gain	257	0.01	807	0.02	934	0.02	1,366	0.03

Net income as reported (GAAP)	$5,069	$0.12	$6,083	$0.14	$10,173	$0.23	$10,936	$0.25

Diluted weighted average shares outstanding	43,454,008		43,497,639		43,429,419		43,550,300

Six Months Ended June 30, 2011 and 2010

Revenue

For the six months ended June 30, 2011, our sales revenue increased by $6.0 million, or 19%, to $37.7 million from the $31.7 million we generated in the corresponding period of 2010.

Set forth below are our revenues by product category in millions USD for each of the six months ended June 30, 2010 and 2011.

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Six Months Ended June 30		Net Change	% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$11.4	$10.2	$1.2	12%
Anti-Viro/ Infection & Respiratory	$15.1	$11.6	$3.5	30%
Digestive Diseases	$5.2	$4.0	$1.2	30%
Other	$6.0	$5.9	$0.0	1%

During the first half of fiscal 2011, our overall sales revenue grew by 19% on a year-over-year basis, led by the Anti-Viro Infection & Respiratory and the Digestive categories. Sales in the Anti-Viro Infection & Respiratory category rose by 30% to $15.1 million from $11.6 million. Our performance in this category was impacted by outstanding sales growth of Cefaclor Dispersible Tablets and Clarithromicyn. Both of these products are front-line antibiotics in hospitals. Our Cefaclor Dispersible Tablets are typical example of our differentiation strategy, which is especially popular in children and patients with swallowing issue.  The “Digestive” category continues to experienced vigorous growth of 30%, mainly from our Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage, and Omeprazole, the generic gastroesophageal reflux disease (GERD) drug. Sales of CNS Cerebral & Cardio Vascular products also enjoyed healthy growth, mostly in the second quarter, with revenues in this category increasing to $11.4 million from $10.2 million, or an increase of 12%. Sales of our "Other" category were flat compared to the same period one year ago.

Gross Margin and Gross Profit

Gross profit for the six months ended June 30, 2011 was $14.2 million, which was approximately 7% higher compared to $13.2 million in the first six months of 2010. Our gross margin for the first half of 2011 was 37.5%, compared to 41.5% in the corresponding six months of 2010. We are seeing steady pricing pressure on many of our products, particularly antibiotics, although the pressure is not uniform across product lines. We expect current uncertain pricing environment to last for some time.

           While sales growth in our new and relatively higher-margin products helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the six months ended June 30, 2011 were $1.40 million, an increase of 17%, compared to $1.20 million for the six months ended June 30, 2010. Selling expenses were approximately 3.7% of revenue in the first half of 2011 compared to 3.8% during the comparable quarter a year ago. Our selling expenses typically range between 2.5% to 5% of total revenue.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2011 were $1.90 million, an increase of $0.36 million, or 23%, compared to $1.55 million for the same period in 2010. The increase in our general and administrative expenses during the first six months period in 2011 was in part due to a number of one-time expense items and adjustments.

Bad Debt Expense

Our bad debt benefit for the six months ended June 30, 2011 were $0.11 million, compared to a bad debt expense of $0.11 million for the same period in 2010. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense and Account Receivables".

Income from Operations

Our operating income for the six months ended June 30, 2011 was approximately $11.1 million, compared to $10.8 million for the same period in 2010, which represented an increase of $0.32 million, or 3%.  The flattish operating income performance was primarily due to lower gross margin and higher operating expenses in the current period compared to the corresponding quarter one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.93 million during six months ended June 30, 2011 and a derivative gain of $1.37 million in the corresponding period a year ago. (Please see Note 9 in the Footnotes to the Financial Statement to our condensed consolidated financial statements contained in this report.)

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 was $1.74 million, compared with $1.12 million in the first half a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% from 2011 through 2013.

Net Income

Our net income for the six months ended June 30, 2011 decreased by $0.76 million, or approximately 7%, to $10.2 million from $10.9 million for the six months ended June 30, 2010.  Our net income for the first six months of both years included the positive effect of derivative gains. Without the effect of the change in value of the derivatives, management estimates that the net income for the first half of 2011 would have been $9.24 million and for the first half of 2010 would have been $9.57 million. On this more comparable basis, our net income for the first half of 2011 would have been 3.5% lower than the same period a year ago.  The non-GAAP measures of our operating results of the comparable periods in 2011 and 2010, excluding the approximate impact of the derivative gains and losses, are described  and are reconciled to the corresponding GAAP measures in the following table.

China Pharma Holdings, Inc.
Reconciliation of Non-GAAP Adjusted Net Income and Diluted EPS
(Unaudited, $ in thousand except share and per share data)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
	Net income	EPS	Net income	EPS	Net income	EPS	Net income	EPS

Adjusted net income, excluding approximate after-tax impact of derivative gain	$4,812	$0.11	$5,276	$0.12	$9,239	$0.21	$9,570	$0.22

Subtract: Derivate Gain	257	0.01	807	0.02	934	0.02	1,366	0.03

Net income as reported (GAAP)	$5,069	$0.12	$6,083	$0.14	$10,173	$0.23	$10,936	$0.25

Diluted weighted average shares outstanding	43,454,008		43,497,639		43,429,419		43,550,300

Liquidity and Capital Resources

           Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of June 30, 2011, our cash and cash equivalents outstanding was $4.69 million, an increase of $1.0 million from $3.69 million as of December 31, 2010. As of June 30, 2011, we had a principal balance of $3.87 million in short-term bank loans.

           During the first six months of 2011, we continued our vigorous collection efforts. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

Selected Cashflows for Six Months ended June 30, 2011 and 2010

	Six Months Ended June 30
	2011	2010
Cashflow from Operations
Net Income	10,172,692	10,936,412
Changes in Assets & Liabilities
Account Receivables	(2,741,907)	(3,402,232)
Advances to Suppliers	110,882	(907,559)
Inventory	(3,086,326)	(4,994,669)
Accounts Payable	(2,204,755)	2,404,264
Net Cash Provided by Operations	3,607,089	3,281,479

Cashflow from Investing Activties
Advances for purchases of property & equipment and intangible assets	(902,986)	(2,018,906)
Purchases of Intangibles	(1,531,018)	(2,852,168)
Net Cash Used by Investing Activities	(2,892,694)	(4,979,916)

Net Cash Provided by Financing Activities	187,919	2,583,000

Effect of Exchange Rate change on Cash	93,257	8,799
Total Change in Cash	995,571	893,362
Cash & Equivalent Beginning Balance	3,692,086	3,634,753
Cash & Equivalent Ending Balance	$4,687,657	$4,528,115

Operating Activities:

           Net cash provided by operating activities was $3.61 million in the six months period ended June 30, 2011 compared to $3.28 million for the same period in 2010. The increase in cash provided by operating activities was mainly due to more efficient management of working capital (including account receivables and inventory).

For the first half of fiscal 2011, $2.74 million was used to fund increases in Account Receivables, compared to $3.40 million for this category in the comparable period a year ago. The receivables increased because our collection was not enough to offset account receivable increases as a result of new sales.

Cash usage on Inventories for the six months period ended June 30, 2011 was $3.09 million as compared to $4.99 million in the comparable period for 2010. Most of the inventory increase in the first half of 2011 was due to increased purchase of raw material inventory while the inventory increase in the first half of 2010 was due to a temporary rise in finished goods.

For the period ending June 30, 2011, the decrease in our accounts payable was responsible for a cash usage of $2.2 million in the first half of 2011 while in the same period in 2010 a decrease in accounts payable resulted in cash addition of $2.4 million.

Investing Activities:

           Net cash used in investing activities in the six months ended June 30, 2011 was $2.9 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $2.1 million compared to the same period in 2010 of $5.0 million which also was used to purchase new drug formulas.

Financing Activities:

           Equity related financing:   During the first six months of 2010, we issued approximately 1.1 million shares of common stock for total proceeds of $2.58 million from the exercise of warrants that were issued in our 2007 offering of equity units. In the first six months of 2011, we did not have any equity-related financing.

           During the first six months of 2011, a related party lent our company $187,919 at an interest rate of 1% per annum and a term of six months.

In addition, as we disclosed in our Annual Report on Form 10-K/A filed with the SEC on March 17, 2011 (the “Form 10-K/A”), in terms of offshore dividend, loan or advances remittance, we are subject to restrictions on our subsidiary, Helpson’s net assets in China due to statutory reserve requirement by PRC foreign investment entities’ laws and regulations, currency conversion procedural requirement and certain other restrictions posed by the State Administration of Foreign Exchange in the PRC and withholding tax associated with “non-resident enterprises” under the PRC Enterprise Tax Law.  Please refer to the risk factors in the Form 10-K/A under the following headings, where we discussed such restrictions:

“We rely on dividends paid by our subsidiaries for our cash needs, and any limitation on the ability of our subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business."

“Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, and the PRC government controls the currency conversion and the fluctuation of the Remninbi, we are subject to changes in the PRC’s political and economic decisions.”

“Dividends payable by us to our foreign investors and gain on the sale of our shares may become subject to taxes under PRC tax laws.”

At December 31, 2010 and 2009, the net assets of Helpson, our PRC subsidiary, were $110.1 million and $84.0 million, respectively, which were after $8.3 million and $6.0 million, respectively, of liabilities payable to China Pharma Holdings, Inc. and Onny Investment Limited, our parent company and its British Virgin Islands subsidiary. China Pharma Holdings, Inc. and Onny Investment Limited had no revenue or income during the years ended December 31, 2010 or 2009 and, at December 31, 2010 and 2009, had $0.03 million and $0.4 million of net current assets, respectively, which excludes their long-term derivative warrant liability and their receivables from and investment in Helpson. In order for us to obtain cash from our operations in China and to pay interest and principle on debts or dividends on our equity at the parent company level, we need to have Helpson satisfy the restrictions set forth above which are fully discussed in the Form 10-K/A.

Off-Balance Sheet Arrangements

           There were no off-balance sheet arrangements during the six-month periods ended June 30, 2011 or 2010.

Commitments

           At June 30, 2011 and 2010, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

           Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2010. There were no new accounting policies and estimates during the three-month period ended June 30, 2011 that affected us in any material respect.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II    OTHER INFORMATION

Item 5.   Other Information.

Effective August 9, 2011, our board of the directors (the “Board”) approved an amendment to our bylaws to provide that we may hold our annual shareholders meeting at any time within 12 months from the end of our fiscal year.  Our bylaws previously stated that our annual meeting had to be held within 180 days after the end of the fiscal year. The Board believed it was in our best interests to amend our bylaws to provide us with more flexibility in choosing the most practical date for our annual shareholders meeting in compliance with the NYSE Amex rules and the law of the State of Delaware.

Item 6.      Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: August 10, 2011	By:	/ s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2011	By:	/s/ Frank Waung
Name: Frank Waung
Title: Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                        Description

3.1 –  Amended and Restated Bylaws

10.1 – Employment Agreement with Mr. Frank Waung, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 1, 2011.

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 – Interactive data files pursuant to Rule 405 of Regulation S-T.*

______________________
*To be filed by amendment.