Form 10-Q/A
period 2011-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2011-09-06
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1
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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to China Pharma Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 10, 2011 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from China Pharma Holdings, Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q and this Form 10-Q/A does not modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.                 OTHER INFORMATION

Item 6.                      Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: September 6, 2011	By:	/ s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: September 6, 2011	By:	/s/ Frank Waung
Name: Frank Waung
Title: Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                        Description

3.1* –  Amended and Restated Bylaws

10.1 – Employment Agreement with Mr. Frank Waung, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 1, 2011.

31.1* – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 *           Exhibits filed with China Pharma Holdings, Inc.’s Quarterly Report on Form 10-Q as filed with Securities and Exchange Commission on August 10, 2011.

 **           Filed herewith.