Form 10-Q
period 2011-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2011-11-10
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,529,557 shares of Common Stock, $.001 par value, were outstanding as of November 7, 2011.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures.	29

PART II OTHER INFORMATION

Item 6. Exhibits	30

Signatures	30

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the Commission on March 17, 2011.

The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,852,740	$3,692,086
Banker's acceptances	132,170	-
Trade accounts receivable, less allowance for doubtful
accounts of $3,221,726 and $3,317,017, respectively	68,715,909	61,947,737
Other receivables, less allowance for doubtful
accounts of $39,070 and $15,669, respectively	64,037	65,019
Advances to suppliers	5,265,650	5,311,896
Inventory	26,621,902	20,388,935
Deferred tax assets	518,906	528,684
Total Current Assets	106,171,314	91,934,357
Advances for purchases of property and equipment and
intangible assets	6,133,655	4,395,331
Property and equipment, net of accumulated depreciation of
$3,436,182 and $2,695,840, respectively	6,209,618	6,372,487
Intangible assets, net of accumulated amortization of
$4,974,907 and $2,342,081, respectively	30,330,505	29,048,766
Long-term deferred tax assets	274,157	-
TOTAL ASSETS	$149,119,249	$131,750,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,121,805	$4,937,781
Accrued expenses	136,684	98,206
Accrued taxes payable	3,295,015	2,386,019
Other payables	413,696	92,077
Advances from customers	1,667,848	1,208,988
Other payables - related parties	651,563	303,644
Short-term notes payable	3,913,263	3,781,119
Total Current Liabilities	13,199,874	12,807,834
Long-term deferred tax liability	-	71,673
Derivative warrant liability	-	934,260
Total Liabilities	13,199,874	13,813,767
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,529,557 shares and 43,404,557 shares outstanding, respectively	43,530	43,405
Additional paid-in capital	23,391,425	23,252,476
Retained earnings	98,481,501	85,017,024
Accumulated other comprehensive income	14,002,919	9,624,269
Total Stockholders' Equity	135,919,375	117,937,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,119,249	$131,750,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$20,987,725	$18,680,390	$58,708,134	$50,414,254
Cost of revenue	13,472,804	11,055,254	37,041,618	29,610,973

Gross profit	7,514,921	7,625,136	21,666,516	20,803,281

Operating expenses:
Selling expenses	1,006,815	449,295	2,410,516	1,653,763
General and administrative expenses	2,687,376	873,157	4,591,270	2,420,412
Bad debt expense (benefit)	(76,187)	107,186	(185,463)	215,707
Total operating expenses	3,618,004	1,429,638	6,816,323	4,289,882

Government subsidy income	968	-	146,415	465,663

Income from operations	3,897,885	6,195,498	14,996,608	16,979,062

Other income (expense):
Interest income	1,241	1,147	5,656	13,305
Interest expense	(62,438)	(37,667)	(184,874)	(139,788)
Derivative gain	-	429,687	934,260	1,795,196
Net other income	(61,197)	393,167	755,042	1,668,713

Income before income taxes	3,836,688	6,588,665	15,751,650	18,647,775
Income tax expense	(544,903)	(674,051)	(2,287,173)	(1,796,749)
Net income	3,291,785	5,914,614	13,464,477	16,851,026
Other comprehensive income - foreign currency
translation adjustment	1,530,661	1,774,575	4,378,650	2,192,273
Comprehensive income	$4,822,446	$7,689,189	$17,843,127	$19,043,299
Earnings per Share:
Basic	$0.08	$0.14	$0.31	$0.39
Diluted	$0.08	$0.14	$0.31	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$13,464,477	$16,851,026
Depreciation and amortization	3,147,930	1,271,251
Stock based compensation	139,074	281,587
Derivative gain	(934,260)	(1,795,196)
Changes in assets and liabilities:
Trade accounts receivable	(4,532,320)	(4,394,468)
Other receivables	3,204	(69,154)
Advances to suppliers	228,319	(1,495,898)
Inventory	(5,435,415)	(5,239,859)
Deferred tax assets	(315,153)	(193,953)
Trade accounts payable	(1,933,820)	277,275
Accrued expenses	309,977	(30,168)
Accrued taxes payable	812,897	609,646
Other payables	45,162	15,972
Advances from customers	410,195	(27,982)
Net Cash Provided by Operating Activities	5,410,267	6,060,079

Cash Flows from Investing Activities:
Net investment in banker's acceptances	(130,135)	-
Advances for purchases of property and equipment
and intangible assets	(1,560,317)	(1,615,399)
Purchase of property and equipment	(280,645)	(219,904)
Purchase of intangible assets	(2,774,173)	(5,311,961)
Net Cash Used in Investing Activities	(4,745,270)	(7,147,264)

Cash Flows from Financing Activities:
Proceeds from related party loan	347,919	227,903
Proceeds from issuance of notes payable	-	2,934,100
Payment of notes payable	-	(3,814,330)
Proceeds from exercise of warrants	-	2,583,000
Net Cash Provided by Financing Activities	347,919	1,930,673

Effect of Exchange Rate Changes on Cash	147,738	83,191
Net Increase in Cash and Cash Equivalents	1,160,654	926,679
Cash and Cash Equivalents at Beginning of Period	3,692,086	3,634,753
Cash and Cash Equivalents at End of Period	$4,852,740	$4,561,432

Supplemental Cash Flow Information:
Cash paid for interest	$179,467	$139,494
Cash paid for income taxes	1,554,339	1,889,810

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

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by the China’s Ministry of Commerce and the National Development and Reform Commission (as the latest version is the year 2007 version) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not our case. Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson from Helpson’s three former shareholders on May 25, 2005 by entry into an Equity Transfer Agreement with such three parties on May 25, 2005. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishing of Enterprises with Foreign Investment in the PRC on the same day and its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005.

Through Helpson, the Company manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company has and continues to acquire well-accepted medical formulas to a diverse portfolio of Western and Chinese medicines.

Consolidation and Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars. The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. We consolidate the financial statements of our subsidiaries on the fact that the parent company owns 100% of its subsidiary, Onny, which in turn owns 100% of Helpson, rather than consolidation due to any contractual arrangement. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Commission on March 17, 2011.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income	$3,291,785	$5,914,614	$13,464,477	$16,851,026
Basic weighted-average common shares outstanding	43,529,557	43,393,642	43,463,165	43,306,075
Effect of dilutive securities:
Warrants	-	-	-	186,203
Options	-	13,533	-	11,052
Diluted weighted-average common shares outstanding	43,529,557	43,407,175	43,463,165	43,503,330
Basic earnings per share	$0.08	$0.14	$0.31	$0.39
Diluted earnings per share	$0.08	$0.14	$0.31	$0.39

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Warrants with exercise prices of $3.00 to $3.80 per share	166,666	1,916,666	166,666	736,111
Options with an exercise price of $2.54 to $3.47 per share	310,000	200,000	310,000	133,333
Total	476,666	2,116,666	476,666	869,444

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

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and does not anticipate that this adoption will have any impact on its financial position or results of operations.

NOTE 2 - INVENTORY

Inventory consisted of the following:
	September 30,	December 31,
	2011	2010
Raw materials	$21,222,383	$16,258,346
Finished goods	5,399,519	4,130,589
Total Inventory	$26,621,902	$20,388,935

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	September 30,	December 31,
	2011	2010
Permit of land use	$440,896	$426,007
Building	2,386,017	2,305,445
Plant, machinery and equipment	6,123,744	5,734,222
Motor vehicle	144,617	139,733
Office equipment	200,607	124,817
Construction in progress	349,919	338,103
Total	9,645,800	9,068,327
Less: accumulated depreciation	(3,436,182)	(2,695,840)
Property and Equipment, net	$6,209,618	$6,372,487

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

For the nine months ended September 30, 2011 and 2010, depreciation expense was $636,179 and $588,395, respectively.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the costs of patents and medical formulas. Medical formulas are amortized from the dates acquired over their individual identifiable useful life, typically ten to thirteen years for our products. During the period ended September 30, 2011, the Company reassessed its method of amortizing medical formulas and patents and the Company started amortizing them from the dates acquired rather than the date they are place into production. The accounting change is being accounted for prospectively as a change in an accounting estimate and resulted in an increased amortization expense for the nine months ended September 30, 2011 by $1,799,579. Amortization expense relating to intangible assets was $2,511,751 and $682,856 for the nine months ended September 30, 2011 and 2010, respectively. Patents held by the Company have not expired. Patents are amortized over the lesser of the expected life of the related product or the life of the patent. Medical formulas and patents for medical formulas typically do not have a residual value at the end of their amortization period. Medical formulas continue to provide benefits to the Company and are included in the Company’s evaluation for possible impairment.

Intangible assets consist of the following as of September 30, 2011:

		September 30, 2011
	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization	Total
Medical formulas	$29,331,811	$4,676,227	$24,655,584
Patents	5,973,601	298,680	5,674,921
Total	$35,305,412	$4,974,907	$30,330,505

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into purchase contracts with independent laboratories and university laboratories. The contracts are for the purchase of established medical formulas for which the related patents have expired (generic medicines). Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. If the Company enters into a contract prior to the determination of the medical formula for a medicine, contract costs incurred to establish the medical formula are recognized as research and development expense. The contracts with the laboratories are primarily for certification of the manufacturing process and authorization by the State Food and Drug Administration (“SFDA”) to sell the generic medicines. Under the terms of each contract, the Company is required to make progress payments to the laboratory; if however the SFDA production approval is not obtained for a medical formula, the Company has the right to choose to receive a refund of the payments for that formula, or the application of those payments to another formula.  Payments made prior to the completion of the related process are recorded as advances for purchases of intangible assets.

A typical SFDA approval process for the production of a new product involves a number of steps that generally requires three (3) to five (5) years. If we make our purchase at the point when the product receives the approval for clinical study, which is very typical for us, the clinical study that follows will usually take one-and-a-half (1.5) to three (3) years. After the clinical study is completed, the result is submitted to the SFDA and a production approval application is filed. In most cases the production approval will take somewhere between eight (8) to eighteen (18) months to complete after the completion of clinical study, and we can produce and sell the product after a production approval is obtained from the SFDA for the product.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If during the clinical process we fail to reach the SFDA requirement or if we fail to receive the production approval from the SFDA taking reasonable efforts after completing the clinical study, management will determine that the process should stop and whether impairment should be recognized. We monitor the status of each formula on a regular basis in order to make these assessments. The laboratories from which we have purchased medical formulas are required under the contracts to obtain SFDA production approval of the medical formulas. If SFDA approval is not obtained for a medical formula, as stated above, the Company has the right to choose to receive a refund of the full amount of the payments for that formula or the application of those payments to another formula, which significantly reduces the risk to the Company of the need to recognize impairment. To date, no formula has failed to receive SFDA production approval nor has the Company been informed or become aware of any formula that may fail to receive such approval. As a result, no impairment of any medical formula has been recognized to date. However, there is no assurance that no impairment will be recognized in the future should any of the products we purchase fail to receive the production approval and we fail to enforce our contractual rights to receive the refund from the seller or get our payment applied to our other purchase with the same seller.

The Company is also increasing production capabilities with new machinery and facilities. As is common in the PRC, the Company prepays for much of the machinery and construction supplies. The prepayments are capitalized as advances for purchases of property and equipment until the construction begins or the machinery is delivered to the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, a member of the Company’s board of directors advanced the Company $347,919.  Total advances owing to the board member were $651,563 and $303,644 at September 30, 2011 and December 31, 2010, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On September 30, 2010, the Company entered into a revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.9 million).  The line of credit was renewed on the same terms effective September 30, 2011. The related note payable bears interest at an annual rate of 6.116% (based upon 110% of the PRC government current short term rate of 5.56%). Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 (approximately $3.9 million) at September 30, 2011. This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheet at September 30, 2011. At September 30, 2011, the Company had no additional amounts available to it under the line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at September 30, 2011 and December 31, 2010 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $99.5 million at September 30, 2011. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2011	15%
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Current	$876,447	$722,452	$2,602,326	$1,990,702
Deferred	(331,544)	(48,401)	(315,153)	(193,953)
Net Income Tax Expense	$544,903	$674,051	$2,287,173	$1,796,749

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The potential adjustment to the number of shares of common stock that could have been purchased upon exercise of the warrants caused the warrants to be a derivative liability. The derivative liability was adjusted to the fair value of the warrants at each reporting date using the binomial valuation model and, based on the following assumptions, the fair values were as follows:

	September 30,	December 31,
	2011	2010
Risk free interest rate	-	2.93%
Expected life, in years	-	0.41
Expected dividend rate	-	0%
Volatility	-	67.21%
Fair value	-	$934,260

Changes to the derivative warrant liability were recognized in the results of operations and resulted in derivative gains of $0 and $934,260 for the three and nine months ended September 30, 2011, and derivative gains of $429,687 and $1,795,196 for the three and nine months ended September 30, 2010.

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker’s acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$132,170	$-	$132,170	$-
Total	$132,170	$-	$132,170	$-

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2010	Level 1	Level 2	Level 3
Derivatives	$934,260	$-	$-	$934,260
Total	$934,260	$-	$-	$934,260

Changes to the derivative warrant liability included in the Level 3 fair value measurement for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Balance, Beginning of Period	$934,260	$2,523,148
Derivative gain	(934,260)	(1,795,196)
Balance, End of Period	$-	$727,952

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of September 30, 2011, the Company had warrants outstanding and exercisable to purchase an aggregate of 166,666 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire from January 1, 2012 through May 16, 2013. At September 30, 2011, the warrants had a weighted-average exercise price of $3.39 per share, a weighted-average remaining contractual life of 1.5 years and a total intrinsic value of $0.  Warrants to purchase 1,750,000 shares of common stock at $2.80 to $3.60 per share as further discussed in Note 9 expired unexercised during the second quarter of 2011.  These warrants were treated as a derivative warrant liability at December 31, 2010.

Stock and Stock Option Plans and Grants

2009 Stock Option Plan

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants, or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan currently allows for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. As of September 30, 2011, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 have been exercised and 50,000 have failed to vest and have been forfeited. In connection with the adoption of the 2010 Long-Term Incentive Plan of the Company (the “2010 Incentive Plan”) as described in the paragraph below, the Company’s Board of Directors determined that no additional awards of stock options or restricted stock will be made under the 2009 Option Plan, and that the 2009 Option Plan will be terminated following the exercise or expiration of all stock options currently outstanding under such plan.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On May 25, 2011 the Company issued two-year options to purchase a total of 100,000 shares of its common stock under the 2010 Incentive Plan to two of its executive officers. The Company’s Chief Executive Officer was granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, the closing price of the Company’s common stock on the day prior to the day of grant, expiring on May 25, 2013, of which 25,000 shares shall vest on May 25, 2012, and 25,000 shares shall vest on the three-month anniversary of the achievement of certain performance-based vesting criteria. The Company also granted its Chief Financial Officer non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, the closing price of the Company’s common stock on the day prior to the day of grant, expiring on May 25, 2013, of which 25,000 shares shall vest on April 28, 2012, and 25,000 shares shall vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

The grant-date fair value of the options of $0.71 per share, or $70,580 in total, was based on the grant-date closing market price of $2.54 per share and on the following weighted-average assumptions: risk free interest rate of 0.54%, expected dividend yield of 0%, expected volatility of 70.4% and an expected life of 1.0 years.

In addition on May 25, 2011 the Company granted 125,000 shares of common stock under the 2010 Incentive Plan to two of its executive officers valued at $317,500 based on the closing market price on the date of grant of $2.54 per share.  The Company granted 75,000 shares of restricted stock to its Chief Executive Officer, of which (i) 50,000 shares shall vest on May 25, 2012, and (ii) 25,000 shares shall vest on the six-month anniversary of the achievement of certain performance-based vesting criteria. The Company granted 50,000 shares of restricted stock to its Chief Financial Officer, of which (i) 25,000 shares shall vest on May 25, 2012, and (ii) 25,000 shares shall vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.

During the three months and nine months ended September 30, 2011, the Company recognized $57,109 and $139,075 respectively of compensation expense as general and administrative expenses related to stock and stock options granted in 2011 and 2010. At September 30, 2011, the total remaining unrecognized compensation expense related to stock options was $59,152, of which $9,224 is anticipated to be recognized in the fourth quarter of 2011 and $14,638 will be recognized in the first half of 2012. In addition, a total of $35,290 will be recognized upon the achievement of certain performance-based vesting criteria. As of September 30, 2011, the aggregate intrinsic value of the options was $0.  At September 30, 2011, the total remaining unrecognized compensation expense related to stock grants was $246,193, of which $47,885 is anticipated to be recognized in the fourth quarter of 2011 and $71,307 will be recognized in the first half of 2012. In addition, a total of $127,000 will be recognized upon the achievement of certain performance-based vesting criteria.  None of the performance based criteria had been met for the non-qualified stock options and restricted stock for the three months ended September 30, 2011.

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

NOTE 13 – CONCENTRATIONS

At September 30, 2011 one customer accounted for 10.1% of accounts receivable.  At December 31, 2010, one customer accounted for 17.0% of accounts receivable.

For the nine months ended September 30, 2011, one customer accounted for 21.7% of sales. For the nine months ended September 30, 2010, one customer accounted for 33.3% of sales.

For the nine months ended September 30, 2011, purchases from one supplier accounted for 13.7% of raw material purchases. For the nine months ended September 30, 2010, purchases from three suppliers accounted for 44.4%, 13.7% and 12.0% of raw material purchases, respectively.

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

At September 30, 2011, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

In 2002, we built, and we currently own and operate, an approximately 8,000-square-meter manufacturing facility in Haikou, Hainan Province that supports eight modern, scalable production lines. We implement quality control procedures in compliance with standards for Good Manufacturing Practice, or GMP standards, and applicable SFDA regulations to ensure consistent quality in our products.

We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $21.8 million in 2006 to $74.4 million in 2010, representing a compound annual growth rate, or CAGR, of 36% during this period.  Our net revenues increased by $8.3 million, or by 16%, to $58.7 million in the first nine months of 2011 as compared to $50.4 million in the comparable period of 2010.  Our net income increased from $8.6 million in 2006 to $23.4 million in 2010, representing a CAGR of 28% during this period. Our net income decreased by $3.4 million to $13.5 million in the first nine months of 2011 as compared to $16.9 million in the comparable period in 2010. The nine-month net income figures for both 2011 and 2010 contain the effect of derivative gains and the figure for 2011 also contains an amortization adjustment on our intangible assets.

We often have a seasonal pattern in our sales revenues throughout the year for a variety of reasons, including 1) the higher rates of occurrence of cerebral/cardio diseases and flu in the winter season and 2) Chinese New Year being in the first quarter. As a result, our fourth quarter revenues tend to be higher and our first quarter revenues tend to be lower.

We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions.  As of September 30, 2011, in addition to our portfolio of 20 commercialized products, we had nine drugs at different stages of the SFDA registration process, including three that had passed SFDA technical analysis and entered clinical trials as follows:

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

The Healthcare Reform program announced in 2009 by the Chinese government is currently being implemented. After the official announcement of the Essential Drugs List (“EDL”) in late 2009, we have seen meaningful and notable increases in demand for the EDL products and also degradation in the profit margins in these same products. As the Healthcare Reform progresses, the pace of implementation has varied significantly from province to province. The wide ranging timeliness of the government Healthcare reform funding is also causing volatility in the sales of certain products in different regions. As a result, the effect of the pricing regulation change also varied significantly from province to province. In overall, the pricing environment for most pharmaceutical products continues to be challenging at this time because of the Healthcare Reform implementation.

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

Results of Operations

The following table presents our results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30th				Nine Months Ended September 30th
	2011	2010	Change	% Chg	2011	2010	% Chg
Revenue	$20,987,725	$18,680,390	$2,307,335	12%	$58,708,134	$50,414,254	16%
Cost of Revenue	13,472,804	11,055,254	2,417,550	22%	37,041,618	29,610,973	25%
Gross Profit	7,514,921	7,625,136	(110,215)	-1%	21,666,516	20,803,281	4%
Selling Expenses	1,006,815	449,295	557,520	124%	2,410,516	1,653,763	46%
General and Admin Expenses	2,687,376	873,157	1,814,219	208%	4,591,270	2,420,412	90%
Bad Debt Expense	(76,187)	107,186	(183,373)		(185,463)	215,707
Government Subsidy Income	968	-	968		146,415	465,663
Income from Operations	3,897,885	6,195,498	(2,297,613)	-37%	14,996,608	16,979,062	-12%
Net Interest Income (Expense)	(61,197)	(36,520)	(24,677)		(179,218)	(126,483)
Derivative Gain	-	429,687	(429,687)		934,260	1,795,196
Income Tax Expense	544,903	674,051	(129,148)	-19%	2,287,173	1,796,749	27%
Net Income	$3,291,785	$5,914,614	$(2,622,829)	-44%	$13,464,477	$16,851,026	-20%
Basic Net Income per Share	$0.08	$0.14	$(0.06)	-45%	$0.31	$0.39	-20%
Basic Weighted Average Shares Outstanding	43,529,557	43,393,642			43,463,165	43,306,075
Diluted Net Income per Share	$0.08	$0.14	$(0.06)	-45%	$0.31	$0.39	-20%
Diluted Weighted Average Shares Outstanding	43,529,557	43,407,175			43,463,165	43,550,300

Three Months Ended September 30, 2011 and 2010

Revenue

For the three months ended September 30, 2011, our sales revenue increased by $2.3 million, or 12%, to $21.0 million from the $18.7 million we generated in the corresponding period of 2010.

Set forth below are our revenues by product category in millions USD for each of the three months ended September 30, 2011 and 2010:

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Three Months Ended September 30		Net Change	% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$ 7.2	$ 5.9	$ 1.3	22%
Anti-Viro/ Infection & Respiratory	$ 8.2	$ 6.0	$ 2.2	38%
Digestive Diseases	$ 3.2	$ 2.4	$ 0.8	37%
Other	$ 2.3	$ 4.5	-$ 2.2	-48%

During the third quarter of fiscal 2011, our overall sales revenue grew by 12% on a year-over-year basis, led by the Anti-Viro Infection & Respiratory and also the Digestive Diseases categories. Sales in the Anti-Viro Infection & Respiratory category rose by 38% to $8.2 million from $6.0 million in the prior year period. Our performance in this category was impacted by outstanding sales growth of Cefaclor Dispersible Tablets and also Roxithromicyn. Both of these products are front-line antibiotics in hospitals. Our Cefaclor Dispersible Tablets are typical example of our differentiation strategy, which is especially popular in children and patients with swallowing issue.  The “Digestive” category experienced an exciting growth of 37%, to $3.2 million from $2.4 million, mainly from Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage. We have seen steady growth in the sales of Tiopronin since its introduction in mid-2009. Sales of CNS Cerebral & Cardio Vascular products also experienced continued growth, with revenues in this category increasing to $7.2 million from $5.9 million, or an increase of 22%. Sales of our "Other" category were lower by 48% compared to the same period one year ago. A couple of products from our "Other" category, including Vitamin B6, saw sales declines compared to the same quarter one year ago when these products had a surge in sales partly during the initial start of the implementation of EDL in 2010.  The sales of Vitamin B6 in the past quarter were higher comparing to its sales prior to the implementation of EDL before the second quarter of 2010, but lower comparing to that right after the start of the EDL’s implementation.

Anti-Viro Infection & Respiratory once again was our largest category by sales in the third quarter of 2011 by capturing 39% of total revenue compares to 32% a year ago. CNS Cerebral & Cardio Vascular category came in second, representing 34% of total sales compares to 31% in the corresponding quarter a year ago. Sales of our Digestive Disease category has been rising steadily by reaching 15% of total sales in the third quarter of 2011 compares to 13% last year. Digestive Disease category has been gaining ground steadily over the past few quarters and has now overtaken the Other category which captured only 11% of total sales in the latest quarter compares to 24% a year ago.

Gross Margin and Gross Profit

Gross profit for the three months ended September 30, 2011 was $7.51 million, which was slightly lower compared to $7.63 million in the third quarter of 2010. Our gross margin for the third quarter of 2011 was 35.8%, compared to 40.8% in the corresponding quarter of 2010. We are seeing pricing pressure on many of our products, particularly antibiotics, although the pressure is not uniform across product lines. We expect current challenging pricing environment to persist for some time.

Pricing pressure has become more evident over the past few quarters as the effect of the Chinese government healthcare reform is being felt across all pharmaceutical products, especially in EDL related products. In terms of our gross margins by major categories, CNS Cerebral & Cardio Vascular category margins drifted a little to 43.4% from the third quarter 2010 gross margin of 44.5%. Gross margin for our Anti-Viro/Infection & Respiratory category decreased to 23.7% from 28.3%. Gross margin for our Digestive Diseases category decreased to 44.7% from 52.5%, and gross margin for our Other category fell to 42.5% from 46.5%.

While sales growth in our new and relatively higher-margin products helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the three months ended September 30, 2011 were $1 million, an increase of 124%, compared to $0.45 million for the three months ended September 30, 2010. Selling expenses were approximately 4.8% of revenue in the third quarter of 2011 compared to 2.4% during the comparable quarter a year ago. This increase is partly due to an expansion of our sales force as well as rising labor cost, and our total selling expenses can be quite volatile from quarter to quarter. Our selling expenses typically range between 2.5% to 5% of total revenue.

General Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2011 were $2.69 million, an increase of $1.81 million, compared to $0.87 million for the same period in 2010. The rise of general and administrative expenses in the quarter ended September 30, 2011 was mostly due to higher intangible asset amortization expenses. (Please see Note 4 in our notes to the condensed consolidated financial statements). After reassessing our method of amortizing our intangible assets, management made the decision to start amortizing our intangible assets when such assets are acquired as opposed to when they start to generate revenue (Please see Note 4 in our notes to the condensed consolidated financial statements).This change in methodology required us to make adjustments for amortization expenses for intangible assets acquired earlier but have not yet produced sales revenue. Other than the increased amortization expenses, our third quarter 2011 general administrative expenses were very much in line with historical norms.

Bad Debt Expense and Account Receivables

In general, our normal credit or payments terms extended to customers are 90 days. This has not changed in recent years. Our customers are pharmaceutical distributors who sell mostly to government backed hospitals. Since hospital pharmacies in China typically take a very long time to pay for their pharmaceutical products, the age of our receivables from our customers tends to be long as well. Although these customers typically pay after the due date of the receivables, we have always been able to collect our receivables and have never had an uncollectible receivable from these customers.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $48.8 million and $41.7 million as of September 30, 2011 and December 31, 2010, respectively. The following table illustrates our accounts receivable aging distribution in terms of percent of total accounts receivable as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
1 - 90 days	32.2%	36.0%
90 - 180 days	22.1%	23.4%
180 - 365 days	30.6%	16.3%
365 - 720 days	15.1%	24.2%
	100%	100%

Although we have not had to write off any receivables so far in our Company’s history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable amounts that are greater than 720 days old (although there were no amounts over 720 days old at September 30, 2011 or December 31, 2010).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. As of September 30, 2011, our allowance for doubtful accounts was $3.22 million compared to $3.28 million as of June 30, 2011.  The decrease in the allowance was mainly due to a decrease in our accounts receivable that is between 365 days old and 720 days old, and was recognized as bad debt benefit during the quarter ended September 30, 2011 of $76,187. This is compared to an increase in the allowance of $107,186 during the quarter ended September 30, 2010. The changes in the allowance for doubtful accounts during the nine months ended September 30, 2011 and 2010 were as follows (there were no write-offs or recoveries):

	For the Nine Months Ended
	September 30,
	2011	2010
Balance, Beginning of Year	$3,317,017	$2,718,358
Bad debt expense (benefit)	(185,463)	215,707
Foreign currency translation adjustment	90,172	42,012
Balance, End of Year	$3,221,726	$2,976,077

Income from Operations

Our operating income for the three months ended September 30, 2011 was approximately $3.90 million, compared to $6.20 million for the same period in 2010, which represented a decrease of $2.30 million, or 37%.  The decrease in operating income was primarily due to our adjustment for amortization expenses and also lower gross margin and higher operating expenses in the current period compared to the corresponding quarter one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations. A derivative gain of $0.43 million was recorded during three months ended September 30, 2010. Our warrants which were subject to derivative liability expired in May of 2011 and we had no derivative profit or loss in three months period ended September 30, 2011. (Please see Note 9 in the Footnotes to the Financial Statement to our condensed consolidated financial statements contained in this report.)

Income Tax Expense

Income tax expense for the three months ended September 30, 2011 was $0.54 million, compared with $0.67 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% through 2013.

Net Income

Our net income for the three months ended September 30, 2011 was $3.29 million, a decrease of $2.62 million from $5.91 million for the three months ended September 30, 2010. The majority of the decrease in our net income is due to higher intangible amortization expenses.  The decrease in gross margins also contributed to the lowered net income figure. Our net income for the third quarter of 2010 also included a positive effect of $0.43 million of derivative gains.

Nine Months Ended September 30, 2011 and 2010

Revenue

For the nine months ended September 30, 2011, our sales revenue increased by $8.3 million, or 16.5%, to $58.7 million from the $50.4 million we generated in the corresponding period of 2010.

Set forth below are our revenues by product category in millions USD for each of the nine months ended September 30, 2011 and 2010:

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Nine Months Ended September 30		Net Change	% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$ 18.6	$ 16.1	$ 2.5	16%
Anti-Viro/ Infection & Respiratory	$ 23.3	$ 17.6	$ 5.7	33%
Digestive Diseases	$ 8.4	$ 6.3	$ 2.1	33%
Other	$ 8.3	$ 10.4	-$ 2.1	-20%

During the first nine months of fiscal 2011, our overall sales revenue grew by 16.5% on a year-over-year basis, led by the Anti-Viro Infection & Respiratory and the Digestive categories. Sales in the Anti-Viro Infection & Respiratory category rose by 33% to $23.3 million from $17.6 million. Our performance in this category was impacted by outstanding sales growth of Cefaclor Dispersible Tablets and Roxithromicyn. Both of these products are front-line antibiotics in hospitals. Our Cefaclor Dispersible Tablets are typical example of our differentiation strategy, which is especially popular in children and patients with swallowing issue.  The “Digestive” category continues to experience vigorous growth of 33%, mainly from Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage, and Omeprazole, the generic gastroesophageal reflux disease (GERD) drug. Sales of CNS Cerebral & Cardio Vascular products picked up in the second and third quarter which contributed to a nine-month year over year growth of 16%, with revenues in this category increasing to $18.6 million from $16.1 million. Sales of our "Other" category were lower compared to the same period one year ago mainly due to the volatility of Vitamin B6 sales.

In the first nine months of 2011, our Anti-Viro Infection & Respiratory category was once again the sales leader by generating 39.8% of all revenues compares to 34.9% in the corresponding period a year ago. CNS Cerebral & Cardio Vascular category came in second, capturing 31.7% of total sales compares to 31.9% in the corresponding quarter a year ago. Sales of our Digestive Disease category has been rising steadily by reaching more than 14.4% of total sales in the first nine months of 2011 compares to 12.6% last year. Digestive Disease category has been gaining ground steadily over the past few quarters and has now edged out the Other category which captured 14.1% of total sales in the nine months of 2011 compares to 20.6% a year ago.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2011 was $21.7 million, which was approximately 4% higher compared to $20.1 million in the first nine months of 2010. Our gross margin for the first nine months of 2011 was 37%, compared to 41% in the corresponding nine months of 2010. We are seeing steady pricing pressure on many of our products, particularly antibiotics, although the pressure is not uniform across product lines. We expect current uncertain pricing environment to last for some time.

While sales growth in our new and relatively higher-margin products helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products can help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2011 were $2.4 million, an increase of 46%, compared to $1.7 million for the nine months ended September 30, 2010. Selling expenses were approximately 4.1% of revenue in the first nine months of 2011 compared to 3.3% during the comparable quarter a year ago. Our selling expenses typically range between 2.5% to 5% of total revenue.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2011 were $4.59 million, an increase of $2.17 million, compared to $2.4 million for the same period in 2010. The increase in our general and administrative expenses during the first nine months period in 2011 was mainly due to the adjustment in our intangible amortization account.  This change in accounting estimste resulted in an increase in amortization expense of $1,799,579 for the nine months ended September 30, 2011 (Please see Note 4 in our notes to the condensed consolidated financial statements).

Bad Debt Expense

Our bad debt benefit for the nine months ended September 30, 2011 were $0.19 million, compared to a bad debt expense of $0.22 million for the same period in 2010. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense and Account Receivables."

Income from Operations

Our operating income for the nine months ended September 30, 2011 was approximately $15.0 million, compared to $17.0 million for the same period in 2010, which represented a decrease of $2.0 million, or 12%.  The decrease in operating income performance was primarily due to the adjustment in intangible asset amortization cost and also lower gross margin and higher operating expenses in the current period compared to the corresponding quarter one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.93 million during nine months ended September 30, 2011 and a derivative gain of $1.80 million in the corresponding period a year ago. (Please see Note 9 in the Footnotes to the Financial Statement to our condensed consolidated financial statements contained in this report.)

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 was $2.29 million, compared with $1.80 million in the first nine months a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% from 2011 through 2013.

Net Income

Our net income for the nine months ended September 30, 2011 was $13.5 million, a decrease of $3.4 million, or approximately 20%, from $16.9 million for the nine months ended September 30, 2010.  The largest factor for the lower net income figure in the current year period is our adjustment of the intangible asset amortization account, followed by higher selling expenses and higher corporate income tax rate in the current year period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of September 30, 2011, our cash and cash equivalents outstanding was $4.85 million, which represents 3.25% of our total assets, an increase of $1.16 million from $3.69 million as of December 31, 2010. Of the $4.85 million of cash and cash equivalents at September 30, 2011, a total of $3.60 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of September 30, 2011, we had a principal balance of $3.91 million in short-term bank loans.  The combination of cash flow generated from operating activities and cash flow from financing activities funded the new purchases of our intangible assets (drug formulas).

During the first nine months of 2011, we continued our vigorous collection efforts. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

	Nine Months Ended September 30th
	2011	2010
Cashflow from Operations
Net Income	13,464,477	16,851,026
Depreciation & Amortization	3,147,930	1,271,251
Changes in Assets & Liabilities
Account Receivables	(4,532,320)	(4,394,468)
Advances to Suppliers	228,319	(1,495,898)
Inventory	(5,435,415)	(5,239,859)
Accounts Payable	(1,933,820)	277,275
Net Cash Provided by Operations	5,410,267	6,060,079

Cashflow from Investing Activties
Advances for purchases of property & equipment and intangible assets	(2,774,173)	(1,615,399)
Purchases of Intangibles	(1,560,317)	(5,311,961)
Net Cash Used by Investing Activities	(4,745,270)	(7,147,264)

Net Cash Provided by Financing Activities	347,919	1,930,673

Effect of Exchange Rate change on Cash	147,738	83,191
Total Change in Cash	1,160,654	926,679
Cash & Equivalent Beginning Balance	3,692,086	3,634,753
Cash & Equivalent Ending Balance	$4,852,740	$4,561,432

Operating Activities:

Net cash provided by operating activities was $5.41 million in the nine months period ended September 30, 2011 compared to $6.06 million for the same period in 2010. The decrease in cash provided by operating activities was mainly due to lower net income in the period ended September 30, 2011 compared to the corresponding period in 2010.

At September 30, 2011, our accounts receivable was $68.7 million, an increase of $6.8 million from $61.9 million at December 31, 2010. For the first nine months of fiscal 2011, $4.53 million was used to fund increases in Account Receivables, compared to $4.39 million for this category in the comparable period a year ago. Our receivables increased because our sales for the period grew by 16% and our collection was not enough to offset account receivable increases as a result of new sales.

Cash usage on Inventories for the nine months period ended September 30, 2011 was $5.44 million as compared to $5.24 million in the comparable period for 2010. Most of the inventory increase in the first nine months of 2011 was due to increased purchase of raw material inventory while the inventory increase in the nine months of 2010 was due to a temporary rise in finished goods.

For the period ending September 30, 2011, the decrease in our accounts payable was responsible for a cash usage of $1.93 million in the first half of 2011 while in the same period in 2010 a decrease in accounts payable resulted in cash addition of $0.28 million.

Investing Activities:

Net cash used in investing activities in the nine months ended September 30, 2011 was $4.75 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $2.4 million compared to the same period in 2010 of $7.15 million which also was used to purchase new drug formulas.

Financing Activities:

Equity related financing:  During the first nine months of 2010, we issued approximately 1.1 million shares of common stock for total proceeds of $2.58 million from the exercise of warrants that were issued in our 2007 offering of equity units. In the first nine months of 2011, we did not have any equity-related financing.

During the first nine months of 2011, a related party lent our company $347,919 at an interest rate of 1% per annum and a term of six months.

Restrictions on Cash Dividends Distribution under the PRC laws:

 According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2010 and 2009, the net assets of Helpson were $110,804,607 and $83,982,912, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,562,237 and $7,312,935 (fifty percent, or 50%, of registered capital) for the fiscal years ended December 31, 2010 and 2009. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 6.8% and 8.7%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Our businesses and assets are primarily denominated in RMB. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with applicable invoices and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Helpson, our PRC subsidiary, to transfer its net assets to our parent company through loans, advances or cash dividends.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine-month periods ended September 30, 2011 or 2010.

Commitments

At September 30, 2011 and 2010, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2010. There were no new accounting policies and estimates during the three-month period ended September 30, 2011 that affected us in any material respect.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 10, 2011	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2011	By:	/s/ Frank Waung
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

101 – Interactive data files pursuant to Rule 405 of Regulation S-T.