Form 10-Q/A
period 2011-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2012-03-06
CIK 1106644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2011 (the “Original 10-Q”).

As the Company stated in its current report on Form 8-K filed with the SEC on March 2, 2012, in its financial statements for the nine months ended September 30, 2011 contained in the Original 10-Q, the Company classified payments made for medical formulas and patents that had not obtained the State Food and Drug Administration’s (the “SFDA”) production approval as intangible assets and recognized approximately $2 million of amortization expense on them.  In connection with the receipt by the Company of comment letters from the SEC related to their review of certain of the Company’s periodic filings, various communications between the staff of the SEC and the Company regarding specific comments contained in such letters, and in recognition of the staff's position on the issues set forth therein, the Company has determined that approximately $29 million of payments for medical formulas and patents that had not yet been approved by the SFDA at September 30, 2011 should be classified as advances for the purchase of intangibles.  Consequently, the Company has determined that $2 million of amortization expense previously recognized on these payments should be reversed in the restated condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2011. As a result of the correction of the errors in its previously issued financial statements, the Company has restated its condensed consolidated balance sheet as of September 30, 2011, its condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2011, and its condensed consolidated statement of cash flows for the nine months ended September 30, 2011.

In addition, as explained under Liquidity and Capital Resources section of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” two line items in the cash flow table (“trade accounts receivable” and “inventory” ) were revised considering the payments made with Banker’s Acceptances that are more than 90 days from maturity that should not be treated as cash and cash equivalents under U.S. GAAP.

The Amended Form 10-Q amends and restates, in its entirety, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to update certain items due to the adjustments referenced above.

The Amended Form 10-Q amends and restates, in its entirety, Item 4 “Controls and Procedures,” due to the errors in the Company’s financial statements, to state that the Company had material weaknesses in its disclosure controls and procedures and internal control over financial reporting at September 30, 2011 as a result of the management’s reassessment.

Except as set forth above, the Amended 10-Q is identical to the Original 10-Q. The Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and no attempt has been made in the Amended 10-Q to modify or update other disclosures as presented in the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q. Additionally, the Company has attached to the Amended 10-Q updated certifications executed as of the date of the Amended 10-Q by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Amended 10-Q.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II OTHER INFORMATION

Item 6. Exhibits	30

Signatures	31

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

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
	(As restated -
	Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,852,740	$3,692,086
Banker's acceptances	132,170	-
Trade accounts receivable, less allowance for doubtful
accounts of $3,221,726 and $3,317,017, respectively	68,715,909	61,947,737
Other receivables, less allowance for doubtful
accounts of $39,070 and $15,669, respectively	64,037	65,019
Advances to suppliers	5,265,650	5,311,896
Inventory	26,621,902	20,388,935
Deferred tax assets	518,906	528,684
Total Current Assets	106,171,314	91,934,357
Advances for purchases of property and equipment and
intangible assets	35,343,431	29,896,334
Property and equipment, net of accumulated depreciation of
$3,436,182 and $2,695,840, respectively	6,209,618	6,372,487
Intangible assets, net of accumulated amortization of
$2,876,612 and $2,342,081, respectively	3,219,074	3,547,763
TOTAL ASSETS	$150,943,437	$131,750,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,121,805	$4,937,781
Accrued expenses	136,684	98,206
Accrued taxes payable	3,295,015	2,386,019
Other payables	413,696	92,077
Advances from customers	1,667,848	1,208,988
Other payables - related parties	651,563	303,644
Short-term notes payable	3,913,263	3,781,119
Total Current Liabilities	13,199,874	12,807,834
Long-term deferred tax liability	114,772	71,673
Derivative warrant liability	-	934,260
Total Liabilities	13,314,646	13,813,767
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,529,557 shares and 43,404,557 shares outstanding, respectively	43,530	43,405
Additional paid-in capital	23,391,425	23,252,476
Retained earnings	100,164,599	85,017,024
Accumulated other comprehensive income	14,029,237	9,624,269
Total Stockholders' Equity	137,628,791	117,937,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$150,943,437	$131,750,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(As restated - Note 1)		(As restated - Note 1)

Revenue	$20,987,725	$18,680,390	$58,708,134	$50,414,254
Cost of revenue	13,472,804	11,055,254	37,041,618	29,610,973

Gross profit	7,514,921	7,625,136	21,666,516	20,803,281

Operating expenses:
Selling expenses	1,006,815	449,295	2,410,516	1,653,763
General and administrative expenses	621,336	873,157	2,525,230	2,420,412
Bad debt expense	(76,187)	107,186	(185,463)	215,707
Total operating expenses	1,551,964	1,429,638	4,750,283	4,289,882

Government subsidy income	968	-	146,415	465,663

Income from operations	5,963,925	6,195,498	17,062,648	16,979,062

Other income (expense):
Interest income	1,241	1,147	5,656	13,305
Interest expense	(62,438)	(37,667)	(184,874)	(139,788)
Derivative gain	-	429,687	934,260	1,795,196
Net other income	(61,197)	393,167	755,042	1,668,713

Income before income taxes	5,902,728	6,588,665	17,817,690	18,647,775
Income tax expense	(927,845)	(674,051)	(2,670,115)	(1,796,749)
Net income	4,974,883	5,914,614	15,147,575	16,851,026
Other comprehensive income - foreign currency
translation adjustment	1,556,979	1,774,575	4,404,968	2,192,273
Comprehensive income	$6,531,862	$7,689,189	$19,552,543	$19,043,299
Earnings per Share:
Basic	$0.11	$0.14	$0.35	$0.39
Diluted	$0.11	$0.14	$0.35	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
	(As restated - Note 1)
Cash Flows from Operating Activities:
Net income	$15,147,575	$16,851,026
Depreciation and amortization	1,081,890	1,271,251
Stock based compensation	139,074	281,587
Derivative gain	(934,260)	(1,795,196)
Changes in assets and liabilities:
Trade accounts receivable	(9,693,404)	(4,394,468)
Other receivables	3,204	(69,154)
Advances to suppliers	228,319	(1,495,898)
Inventory	(274,331)	(5,239,859)
Deferred taxes	67,789	(193,953)
Trade accounts payable	(1,933,820)	277,275
Accrued expenses	309,977	(30,168)
Accrued taxes payable	812,897	609,646
Other payables	45,162	15,972
Advances from customers	410,195	(27,982)
Net Cash Provided by Operating Activities	5,410,267	6,060,079

Cash Flows from Investing Activities:
Net investment in banker's acceptances	(130,135)	-
Advances for purchases of property and equipment
and intangible assets	(4,334,490)	(6,927,360)
Purchase of property and equipment	(280,645)	(219,904)
Net Cash Used in Investing Activities	(4,745,270)	(7,147,264)

Cash Flows from Financing Activity:
Proceeds from related party loan	347,919	227,903
Proceeds from issuance of notes payable	-	2,934,100
Payment of notes payable	-	(3,814,330)
Proceeds from exercise of warrants	-	2,583,000
Net Cash Provided by Financing Activity	347,919	1,930,673

Effect of Exchange Rate Changes on Cash	147,738	83,191
Net Increase in Cash and Cash Equivalents	1,160,654	926,679
Cash and Cash Equivalents at Beginning of Period	3,692,086	3,634,753
Cash and Cash Equivalents at End of Period	$4,852,740	$4,561,432

Supplemental Cash Flow Information:
Cash paid for interest	$179,467	$139,494
Cash paid for income taxes	1,554,339	1,889,810

Noncash Investing and Financing Activities
Accounts receivable collected with banker's acceptances	$5,161,084	$-
Inventory purchased with banker's acceptances	5,161,084	-

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
Net income	$4,974,883	$5,914,614	$15,147,575	$16,851,026
Basic weighted-average common shares outstanding	43,529,557	43,393,642	43,463,165	43,306,075
Effect of dilutive securities:
Warrants	-	-	-	186,203
Options	-	13,533	-	11,052
Diluted weighted-average common shares outstanding	43,529,557	43,407,175	43,463,165	43,503,330
Basic earnings per share	$0.11	$0.14	$0.35	$0.39
Diluted earnings per share	$0.11	$0.14	$0.35	$0.39

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Warrants with exercise prices of $3.00 to $3.80 per share	166,666	1,916,666	166,666	736,111
Options with an exercise price of $2.54 to $3.47 per share	310,000	200,000	310,000	133,333
Total	476,666	2,116,666	476,666	869,444

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

Reclassifications – The Company has reclassified certain 2010 amounts to conform to the 2011 presentation. The principal item was the reclassification of $25,501,003 from intangible assets to advances for purchases of intangible assets on the accompanying condensed consolidated balance sheet at December 31, 2010. The reclassifications had no effect on net income.

Restatements of Condensed Consolidated Financial Statements – As the Company explained under Note 4 to the condensed consolidated financial statements contained in its original quarterly report on Form 10-Q for the period ended September 30, 2011, the Company had classified payments made for medical formulas and patents that had not obtained the State Food and Drug Administration’s (the “SFDA”) production approval as intangible assets and had recognized $2,066,041 of amortization expense on them at September 30, 2011. The reason is that the Company believed it had obtained defensive assets at the dates they were acquired, and therefore the Company decided to start amortizing them from the dates acquired rather than the dates they were placed into production. However, the Company has subsequently reassessed the classification of these payments and has determined, based on the analysis further discussed in Note 5, that $29,209,776 of these payments at September 30, 2011 should have been classified as advances for the purchase of intangible assets rather than intangible assets because the amounts were for medical formulas and patents that have not been approved by the SFDA and they are refundable if SFDA production approval is not received. As a result of this reclassification, the $2,066,041 of amortization expense previously recognized on these payments has been reversed in the accompanying restated condensed consolidated financial statements for the three and nine months ended September 30, 2011. The results of the restatement were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Adjustment	Restated
September 30, 2011

Advances for purchases of property and equipment and
intangible assets	$6,133,655	$29,209,776	$35,343,431
Intangible assets, net of accumulated amortization	30,330,505	(27,111,431)	3,219,074
Long term deferred tax assets	274,157	(274,157)	-
Total assets	149,119,249	1,824,188	150,943,437
Long-term deferred tax liability	-	114,772	114,772
Total liabilities	13,199,874	114,772	13,314,646
Retained earnings	98,481,501	1,683,098	100,164,599
Accumulated other comprehensive income	14,002,919	26,318	14,029,237
Total stockholders' equity	135,919,375	1,709,416	137,628,791
Total liabilities and stockholders' equity	149,119,249	1,824,188	150,943,437

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Adjustment	Restated
For the nine months ended September 30, 2011

General and administrative expenses	$4,591,270	$(2,066,040)	$2,525,230
Total operating expenses	6,816,323	(2,066,040)	4,750,283
Income from operations	14,996,608	2,066,040	17,062,648
Income before income taxes	15,751,650	2,066,040	17,817,690
Income tax expense	(2,287,173)	(382,942)	(2,670,115)
Net income	13,464,477	1,683,098	15,147,575
Comprehensive income	17,843,127	1,709,416	19,552,543
Basic earnings per share	$0.31	$0.04	$0.35
Diluted earnings per share	$0.31	$0.04	$0.35

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Adjustment	Restated
For the three months ended September 30, 2011

General and administrative expenses	$2,687,376	$(2,066,040)	$621,336
Total operating expenses	3,618,004	(2,066,040)	1,551,964
Income from operations	3,897,885	2,066,040	5,963,925
Income before income taxes	3,836,688	2,066,040	5,902,728
Income tax expense	(544,903)	(382,942)	(927,845)
Net income	3,291,785	1,683,098	4,974,883
Comprehensive income	4,822,446	1,709,416	6,531,862
Basic earnings per share	$0.08	$0.03	$0.11
Diluted earnings per share	$0.08	$0.03	$0.11

	As Previously		As
Statement of Cash Flows Amounts	Reported	Adjustment	Restated
For the nine months ended September 30, 2011

Net income	$13,464,477	$1,683,098	$15,147,575
Depreciation and amortization	3,147,930	(2,066,040)	1,081,890
Deferred taxes	(315,153)	382,942	67,789
Net Cash Provided by Operating Activities	5,410,267	-	5,410,267

NOTE 2 - INVENTORY

Inventory consisted of the following:
	September 30,	December 31,
	2011	2010
Raw materials	$21,222,383	$16,258,346
Finished goods	5,399,519	4,130,589
Total Inventory	$26,621,902	$20,388,935

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

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the SFDA. During the nine months ended September 30, 2011 or 2010, the Company did not obtain SFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date SFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $445,710 and $682,856 for the nine months ended September 30, 2011 and 2010, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of SFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the nine months ended September 30, 2011 or 2010.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2011 and December 31, 2010, intangible assets consisted solely of SFDA approved medical formulas as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
September 30, 2011	$6,095,686	$2,876,612	$3,219,074
December 31, 2010	$5,889,844	$2,342,081	$3,547,763

Estimated future amortization of SFDA approved medical formulas for the three months ended December 31, 2011 and for each of the following five years is as follows:

Years Ending December 31:
2011 (three months)	$172,305
2012	555,404
2013	553,998
2014	539,365
2015	429,888
2016	394,060
Thereafter	574,054
$3,219,074

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase of medical formulas and certain related patents. Although SFDA approval has not been obtained for these medical formulas at the dates of the contracts, the object of the contracts is for the purchase of SFDA-approved medical formulas once the SFDA approval process is completed.  Among the medical formulas that are currently pending the SFDA approval, two of them are patented medical formulas, and the Company has received the title of one patent and is currently in the transfer process to receive the title of the other patent. The related patents have not expired.

Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine.  Since the laboratories are not eligible to apply for SFDA production approval, they usually collaborate with a production facility (such as the Company) and apply for the production approval in the name of the manufacturer. The Company buys the final products with the production approval from the SFDA and the laboratories have to complete the SFDA process from the point of the contract.

A typical SFDA approval process for the production of a generic medical product involves a number of steps that generally requires three to five years. If the medical formula is purchased at the point when the generic medical product receives the SFDA’s approval for clinical study, which is very typical for the Company, the clinical study that follows will usually take from 1.5 to three years to complete. After the clinical study is completed, the results are submitted to the SFDA and a production approval application is filed with the SFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain SFDA approval. Upon approving the generic medical product, the SFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, SFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the contracts, the laboratories are required to obtain production approval (on behalf of the Company) for the medical formulas from the SFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the SFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the SFDA are recorded as advances for purchases of intangible assets.

To date, no formula has failed to receive SFDA production approval nor has the Company been informed or become aware of any formula that may fail to receive such approval. However, there is no assurance that the medical products will receive production approval and if the Company does not receive such approval, it will enforce its contractual rights to receive the refund from the laboratory or have the payments applied to another medical formula with the same laboratory.

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

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2011	15%
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
Current	$876,447	$722,452	$2,602,326	$1,990,702
Deferred	51,398	(48,401)	67,789	(193,953)
Net Income Tax Expense	$927,845	$674,051	$2,670,115	$1,796,749

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

           We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,250 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $21.8 million in 2006 to $74.4 million in 2010, representing a compound annual growth rate, or CAGR, of 36% during this period.  Our net revenues increased by $8.3 million, or by 16%, to $58.7 million in the first nine months of 2011 as compared to $50.4 million in the comparable period of 2010.  Our net income increased from $8.6 million in 2006 to $23.4 million in 2010, representing a CAGR of 28% during this period. Our net income decreased by $1.7 million to $15.1 million in the first nine months of 2011 as compared to $16.9 million in the comparable period in 2010. The nine-month net income figures for both 2011 and 2010 contain the effect of derivative gains.

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

Results of Operations

The following table presents our results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30th				Nine Months Ended September 30th
	2011 As Restated (Note 1)	2010	Change	% Chg	2011 As Restated (Note 1)	2010	% Chg
Revenue	$ 20,987,725	$ 18,680,390	$ 2,307,335	12%	$ 58,708,134	$ 50,414,254	16%
Cost of Revenue	13,472,804	11,055,254	2,417,550	22%	37,041,618	29,610,973	25%
Gross Profit	7,514,921	7,625,136	(110,215)	-1%	21,666,516	20,803,281	4%
Selling Expenses	1,006,815	449,295	557,520	124%	2,410,516	1,653,763	46%
General and Admin Expenses	621,336	873,157	(251,821)	-29%	2,525,230	2,420,412	4%
Bad Debt Expense	(76,187)	107,186	(183,373)		(185,463)	215,707
Government Subsidy Income	968	-	968		146,415	465,663
Income from Operations	5,963,925	6,195,498	(231,573)	-4%	17,062,648	16,979,062	0%
Net Interest Income (Expense)	(61,197)	(36,520)	(24,677)		(179,218)	(126,483)
Derivative Gain	-	429,687	(429,687)		934,260	1,795,196
Income Tax Expense	927,845	674,051	253,794	38%	2,670,115	1,796,749	49%
Net Income	$ 4,974,883	$ 5,914,614	$ (939,731)	-16%	$ 15,147,575	$ 16,851,026	-10%
Basic Net Income per Share	$ 0.11	$ 0.14	$ (0.02)	-16%	$ 0.35	$ 0.39	-10%
Basic Weighted Average Shares Outstanding	43,529,557	43,393,642			43,463,165	43,306,075
Diluted Net Income per Share	$ 0.11	$ 0.14	$ (0.02)	-16%	$ 0.35	$ 0.39	-10%
Diluted Weighted Average Shares Outstanding	43,529,557	43,407,175			43,463,165	43,503,330

Three Months Ended September 30, 2011 and 2010

Revenue

For the three months ended September 30, 2011, our sales revenue increased by $2.3 million, or 12%, to $21.0 million from the $18.7 million we generated in the corresponding period of 2010.

Set forth below are our revenues by product category in millions USD for each of the three months ended September 30, 2011 and 2010.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Three Months Ended September 30		Net Change	% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$ 7.2	$ 5.9	$ 1.3	22%
Anti-Viro/ Infection & Respiratory	$ 8.2	$ 6.0	$ 2.2	38%
Digestive Diseases	$ 3.2	$ 2.4	$ 0.9	37%
Other	$ 2.3	$ 4.5	-$ 2.2	-48%

 During the third quarter of fiscal 2011, our overall sales revenue grew by 12% on a year-over-year basis, led by the Anti-Viro Infection & Respiratory and also the Digestive Diseases categories. Sales in the Anti-Viro Infection & Respiratory category rose by 38% to $8.2 million from $6.0 million in the prior year period. Our performance in this category was impacted by outstanding sales growth of Cefaclor Dispersible Tablets and also Roxithromicyn. Both of these products are front-line antibiotics in hospitals. Our Cefaclor Dispersible Tablets are typical example of our differentiation strategy, which is especially popular in children and patients with swallowing issue.  The “Digestive” category experienced an exciting growth of 37%, to $3.2 million from $2.4 million, mainly from Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage. We have seen steady growth in the sales of Tiopronin since its introduction in mid-2009. Sales of CNS, or Cerebral & Cardio Vascular products also experienced continued growth, with revenues in this category increasing to $7.2 million from $5.9 million, or an increase of 22%. Sales of our "Other" category were lower by 48% compared to the same period one year ago. A couple of products from our "Other" category, including Vitamin B6, saw sales declines compared to the same quarter one year ago when these products had a surge in sales partly during the initial start of the implementation of EDL in 2010.  The sales of Vitamin B6 in the past quarter were higher comparing to its sales prior to the implementation of EDL before the second quarter of 2010, but lower comparing to that right after the start of the EDL’s implementation.

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

Selling Expenses

           Our selling expenses for the three months ended September 30, 2011 were $1 million, an increase of 124%, compared to $0.45 million for the three months ended September 30, 2010. Selling expenses were approximately 4.8% of revenue in the third quarter of 2011 compared to 2.4% during the comparable quarter a year ago. Some of this increase reflects , and our total selling expenses can be quite volatile from quarter to quarter. Our selling expenses typically range between 2.5% to 5% of total revenue.

General Administrative Expenses

           Our general and administrative expenses for the three months ended September 30, 2011 were $0.62 million, or 3% of total revenue, a decrease of $0.25 million, compared to $0.87 million, or 4.7% of total revenue, for the same period in 2010. Our general and administrative expenses tend to fluctuate between 3% to 5% of total revenue, and our third quarter 2011 general administrative expenses were in line with historical norms.

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

	For the Nine Months Ended
	September 30,
	2011	2010
Balance, Beginning of Year	$3,317,017	$2,718,358
Bad debt expense (benefit)	(185,463)	215,707
Foreign currency translation adjustment	3,221,726	2,976,077
Balance, End of Year	$3,221,726	$2,976,077

Income from Operations

           Our operating income for the three months ended September 30, 2011 was approximately $5.96 million, compared to $6.20 million for the same period in 2010, which represented a decrease of $0.23 million, or 3.7%.  The decrease in operating income was mainly due to lower gross margins and higher operating expenses in the current period compared to the corresponding quarter one year ago.

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

Income Tax Expense

           Income tax expense for the three months ended September 30, 2011 was $0.93 million, compared with $0.67 million in the same quarter a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% through 2013.

Net Income
           Our net income for the three months ended September 30, 2011 was $4.97 million, a decrease of $0.94 million, or 16%, from $5.91 million for the three months ended September 30, 2010. The main reasons for the decrease in our net income are the decrease in gross margins and higher operating expenses. Our net income for the third quarter of 2010 also included a positive effect of $0.43 million of derivative gains.

Nine Months Ended September 30, 2011 and 2010

Revenue

For the nine months ended September 30, 2011, our sales revenue increased by $8.3 million, or 16.5%, to $58.7 million from the $50.4 million we generated in the corresponding period of 2010.

Set forth below are our revenues by product category in millions USD for each of the nine months ended September 30, 2010 and 2011.

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Nine Months Ended September 30		Net Change	% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$ 18.6	$ 16.1	$ 2.6	16%
Anti-Viro/ Infection & Respiratory	$ 23.3	$ 17.6	$ 5.7	33%
Digestive Diseases	$ 8.4	$ 6.3	$ 2.1	33%
Other	$ 8.3	$ 10.4	-$ 2.1	-20%

During the first nine months of fiscal 2011, our overall sales revenue grew by 16.5% on a year-over-year basis, led by the Anti-Viro Infection & Respiratory and the Digestive categories. Sales in the Anti-Viro Infection & Respiratory category rose by 33% to $23.3 million from $17.6 million. Our performance in this category was impacted by outstanding sales growth of Cefaclor Dispersible Tablets and Roxithromicyn. Both of these products are front-line antibiotics in hospitals. Our Cefaclor Dispersible Tablets are typical example of our differentiation strategy, which is especially popular in children and patients with swallowing issue.  The “Digestive” category continues to experienced vigorous growth of 33%, mainly from Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage, and Omeprazole, the generic gastroesophageal reflux disease (GERD) drug. Sales of CNS Cerebral & Cardio Vascular products picked up in the second and third quarter which contributed to a nine-month year over year growth of 16%, with revenues in this category increasing to $18.6 million from $16.1 million. Sales of our "Other" category were lower compared to the same period one year ago mainly due to the volatility of Vitamin B6 sales.

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

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2011 were $2.5 million, an increase of $0.1 million, compared to $2.4 million for the same period in 2010. General and administrative expenses for both periods fall within our normal operating metrics.

Bad Debt Expense

Our bad debt benefit for the nine months ended September 30, 2011 were $0.19 million, compared to a bad debt expense of $0.22 million for the same period in 2010. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense and Account Receivables".

Income from Operations

Our operating income for the nine months ended September 30, 2011 was approximately $17.1 million, compared to $17.0 million for the same period in 2010. The flat operating income  growth accompanied with higher revenues is a reflection of currently lower gross margins for our products compared to a year ago.

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

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 was $2.67 million, compared with $1.80 million in the first nine months a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2010, but increased to 15% for fiscal 2011. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% from 2011 through 2013.

Net Income

Our net income for the nine months ended September 30, 2011 was $15.1 million, a decreased of $1.7 million, or approximately 10%, from $16.9 million for the nine months ended September 30, 2010.  The factors contributing for the lower net income figure in the current year period are  higher selling expenses, followed by lower derivative gains and higher corporate income tax rate in the current year period.

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

	Nine Months Ended September 30th
	2011 As Restated (Note 1)	2010
Cashflow from Operations
Net Income	15,147,575	16,851,026
Depreciation & Amortization	1,081,890	1,271,251
Changes in Assets & Liabilities
Account Receivables	(9,693,404)	(4,394,468)
Advances to Suppliers	228,319	(1,495,898)
Inventory	(274,331)	(5,239,859)
Accounts Payable	(1,933,820)	277,275
Net Cash Provided by Operations	5,410,267	6,060,079

Cashflow from Investing Activties
Advances for purchases of property & equipment and intangible assets	(4,334,490)	(1,615,399)
Purchases of Intangibles	-	(5,311,961)
Net Cash Used by Investing Activities	(4,745,270)	(7,147,264)

Net Cash Provided by Financing Activities	347,919	1,930,673

Effect of Exchange Rate change on Cash	147,738	83,191
Total Change in Cash	1,160,654	926,679
Cash & Equivalent Beginning Balance	3,692,086	3,634,753
Cash & Equivalent Ending Balance	$4,852,740	$4,561,432

Operating Activities:

           Net cash provided by operating activities was $5.41 million in the nine months period ended September 30, 2011 compared to $6.06 million for the same period in 2010. The decrease in cash provided by operating activities was mainly due to lower net income in the period ended September 30, 2011 compared to the corresponding period in 2010.

At September 30, 2011, our accounts receivable were $68.7 million, an increase of $6.8 million from $61.9 million at December 31, 2010. Our receivables increased because our sales grew for the period by 16% and our collection was not enough to offset account receivable increases as a result of new sales. For the first nine months of fiscal 2011, $9.69 million was used to fund increases in Account Receivables, compared to $4.39 million for this category in the comparable period a year ago. As a common business practice in China, Banker's Acceptances (BAs) are often used to settle receivables and to make purchases instead of checks. During the nine months ended September 30, 2011, the Company received payment with BAs with a maturity of more than 90 days, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $4.53 million would have been used to fund increases in Account Receivables. Please see the discussion of the reconciliation with GAAP figures in a table below.

At September 30, 2011, total inventory was $26.6 million, an increase of $6.2 million from $20.4 million at December 31, 2010. Most of the inventory increase in the first nine months of 2011 was due to increased purchases of raw material inventory while the inventory increase in the nine months of 2010 was due to a temporary rise in finished goods. Cash usage on Inventory for the nine months period ended September 30, 2011 was $0.27 million as compared to $5.24 million in the comparable period for 2010.  As mentioned in the above, we often use BAs to settle receivables and to make purchases.  During the nine months ended September 30, 2011, the Company used BAs with a maturity of more than 90 days to pay for raw materials, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $5.44 million would have been used to fund increases in Inventory. Please see the discussion of reconciliation with GAAP figures below.

Reconciliation of Non-GAAP Adjusted Cash Usage for Accounts Receivables and Inventory
(Unaudited)

For the Nine Months Ended Sepember 30,
	2011		2010
	Cash flow from		Cash flow from
	Changes in	Cash Flow from	Changes in	Cash Flow from
	Accounts	Changes in	Accounts	Changes in
	Receivable	Inventory	Receivable	Inventory

Adjusted cash usage from changes in Account Receivables and Inventory (Non‐GAAP)	$ (4,532,320)	$ (5,435,415)	$ (4,394,468)	$ (5,239,859)
Amount received/paid with Banker's Acceptances of greater than 90 days maturity	5,161,084	(5,161,084)	-	-
Cash usage from changes in Account Receivables and Inventory as reported (GAAP)	$ (9,693,404)	$ (274,331)	$ (4,394,468)	$ (5,239,859)

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

Financing Activities

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

“According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2010 and 2009, the net assets of Helpson were $110,804,607 and $83,982,912, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,562,237 and $7,312,935 (fifty percent, or 50%, of registered capital) for the fiscal years ended December 31, 2010 and 2009. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 6.8% and 8.7%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Our businesses and assets are primarily denominated in RMB. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with applicable invoices and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Helpson, our PRC subsidiary, to transfer its net assets to our parent company through loans, advances or cash dividends.”

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 as originally filed with the SEC on November 10, 2011, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

However, for the reasons stated in Note 1 to our condensed consolidated financial statements included in this report, we determined a deficiency in the internal control over the classification of advances for purchases of intangible assets and the amortization of intangible assets constitutes a material weakness in internal control over financial reporting.  As a result, our chief executive officer and chief financial officer have reevaluated our disclosure controls and procedures and have concluded that our disclosure controls and procedures were not effective as of September 30, 2011. Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our condensed consolidated financial statements in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Changes in Internal Control Over Financial Reporting

Because we were not aware of this material weakness during the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of the date of this report, we have changed our controls over financial reporting of advances for purchases of intangibles and the reporting of intangibles and amortization thereof to insure that they are stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

PART II.                 OTHER INFORMATION

Item 6.              Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: March 6, 2012	By:	/ s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: March 6, 2012	By:	/s/ Frank Waung
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