Form 10-K
period 2011-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2012-03-14
CIK 1106644

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes   ☐      No   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,652,399 as of June 30, 2011, based on the closing price of $2.25 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 12, 2012 was 43,529,557.

Documents Incorporated by Reference:  None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2011

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

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  If we are ever considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

At December 31, 2011, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

•	a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market;
•	a first-to-market generic drug, which is a generic Western drug that is new to the PRC marketplace; or
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

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1875 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $21.8 million in 2006 to $81.2 million in 2011, representing a compound annual growth rate(“CAGR”)of 30% during that period.  Our net income increased from $8.6 million in 2006 to $19.3 million in 2011, representing a CAGR of 18% during that period.

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

Industry Background and Market Opportunities

The Chinese pharmaceutical industry has been a key contributor to the PRC’s impressive economic growth. According to the State Food and Drug Administration (SFDA) information center, the Chinese pharmaceutical market size has grown from RMB157.2 billion in 2000 to RMB619.4 billion in 2009.Furthermore, according toa report from IMS Health, a leading consulting firm focusing on healthcare and pharmaceutical areas, Asian, Australian and Chinese Pharmaceutical Market 2010-2014 Forecast released on September 2010, the pharmaceutical market in China was expected to grow by a CAGR of 23.2%, and to reach US$ 90 billion in 2014. According to the report, this projected growth is supported by the strong growth in the Chinese economy, the aging population, increasing rate of chronicdisease in the PRC,the recent health care reform, and improvements in intellectualproperty right protection in the PRC.

The Chinese pharmaceutical market is highly fragmented with over 4,900 pharmaceutical manufacturers (including Active Pharmaceutical Ingredient(API) manufacturers) comprised of a number of larger state-owned enterprises and a large number of small enterprises. We believe this fragmentation provides opportunities for better managed and more financially sound companies to gain market share by using comparatively strong technical, manufacturing and marketing abilities.  In addition, regulatory agencies in the PRC have introduced a series of new regulations to control the standards and quality of manufacturing and distribution in the pharmaceutical industry.  These new regulations require companies to obtain government-recognized manufacturing and distribution licenses, and good manufacturing practice (GMP) and good sales practice certificates, and have resulted in the elimination of many small or poorly-managed companies.  We believe this new regulation will precipitate consolidation opportunities in the pharmaceutical industry and a generally more favorable competitive environment for our company.

According to the State Food and Drug Administration (SFDA) information center, the total sales from hospital pharmacies reached RMB 442.8 billion in 2010, which represented an increase of 20% compared to the previous year. Due to the impact of health care reform in China, the medicine prices overall in hospital pharmacies havefallen, and the growth rate of the sales in hospital pharmacies has slowed. Instead, the rural area has become a fast growing segment for pharmaceutical products as the healthcare reform continues to expand government subsidies for the rural population.

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

National Medical Insurance Program. The National Medical Insurance Program (the “NMIP”), introduced in 1999, is the largest medical insurance program in the PRC.  According to the data released at a working conference of the National Health Care Reform Office, the number of participants enrolled in this program increased significantly to 1.3billion, or 95% of the Chinese population, in 2011.  The subsidy under the NMIP increased from RMB120 per capitaper year in 2010to RMB200 per capitaper year in 2011, and the reimbursement rate increased from 60% to 70% over that period.

The NMIP is funded primarily by central and provincial governments and, to a lesser degree, by program participants and their employers. The program has two types of accounts: individual accounts and social pool accounts. Each participant has an individual account that holds all contributions from the participant and 30% of the contributions from his or her employer. The amounts of the employer’s and the participant’s contributions are determined as fixed percentages of the participant’s salary. An increase in the participant’s salary will increase the size of both contributions to the participant’s individual account, subject to a fixed monthly cap that varies from city to city and may be adjusted from year to year. A participant may claim reimbursement from his or her individual account for prescription medicines, OTC medicines and other out-patient and in-patient medical expenses. The maximum amount available for reimbursement for an individual program participant is capped at a level equal to the balance in that individual’s account. In addition to individual accounts, the NMIP in each province also includes a social pool account, which holds the contributions from the provincial government as well as the remaining 70% of employer contributions. The social medical expense pool is used to pay for hospitalization costs and in-patient related charges incurred by the participants, subject to certain co-payments, exclusions and limitations. Other than in the relatively more affluent eastern provinces in China, many provincial governments have not fully funded the provincial social medical expense pools, which results in delay or failure in reimbursing the hospitalization costs and other in-patient related expenses of the NMIP participants.

The SFDA promulgatedGood Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”)on February 12, 2011, which became effectiveon March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products andthe management of quality controls in the manufacturing processin the PRC. Since it was first enacted in 1988, GMP has over two decades of history in China, and went through two revisions in 1992 and 1998. As of June 30, 2004, manufacturing of all active pharmaceutical ingredients (API) and finished dosage must be in compliance withthe GMP standards. The new GMP standardsthatbecame effective on March 1, 2011 include improvements based upon foreign manufacturing advancements, and has taken into consideration of localconditions in China. Based on the principle of “equal importance between hardware and software”,strictly implementingthe idea ofrisk control during the manufacturing process of pharmaceutical products, and more focus onscientificguidanceand operability, the new GMP standardsareconsistent with theWorld Health Organization (WHO) standards.

The four main characteristics of the new GMP standards are: (1) strengthening the establishment of the quality control system during the manufacturingprocess of pharmaceutical products by significantly increasingthe requirements on quality control software; (2) improving the requirements on the quality of practioners; (3) refining operation procedures, rules on document management, includingmanufacturing records, improvingguidanceand operability; (4) furtherimprovement related to measuresto ensure the safety of pharmaceutical products.

The new GMP standardsbecame effectiveon March 1, 2011and existingpharmaceutical manufacturers (except manufacturers of injectables, blood products, or vaccines, which havea three-year grace period) have a five-year grace period to upgrade existing facilities to comply with the revisions.

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

The five major goals in the RMB 850 billion healthcare reform plan for 2009 -2011 (which will be increased to RMB 1.13 trillion according to a statement made by  the Vice Minister of Finance in March 2011, ) include: i) expanding basic medical insurance coverage, ii) establishing a national essential drug list (EDL) system, iii) improving grassroots medical infrastructure, iv) providing more equitable access to basic healthcare services, and v) carrying out public hospital pilot reforms.Approximately 45% of the government’sRMB850 billionhas beenspent on expanding the public medical insurance system (especially to cover the previously uncovered rural population), while about a quarter of the amount has been spent on upgrading and constructing medical institutions– especially country-level hospitals and rural clinics.Although the timeframe for implementing the three-year healthcare reform has been concluded, the government’s commitment to invest heavily in healthcare is expected toremain in place during the 12th Five-Year Plan and beyond. Over time, the PRC government is committed to bringing down the amount of out-of-pocket expensesfor individuals to less than 30% of the total cost during the 12th Five-Year Plan period and aims to provide universal access to a range of a healthcare services by 2020.

Our Strategy

We believe we are well positioned in a rapidly-growing industry in one of the fastest-growing economies in the world. We have grown rapidly in recent years and currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipeline include products for high-incidence and high-mortality conditions in China, including cardiovascular, central nervous system (CNS), infectious and digestive diseases. Furthermore, the Healthcare Reforminitiated by the State Councilin 2008 in China hassignificantlyexpanded the landscape of healthcare industry in China.For example, 627 new hospitals were built in 2010, bringing the total number of hosiptals in China to 20,918. The increase in demand from these sources should allow us to continue to grow organically. In addition, new products from our pipeline of products under development (such as the generic version of Crestor and novel anti-drug-resistant combination antibiotics) wouldoffer us significant growth opportunities if these products wereapproved for manufacture and sale in the PRC. Finally, the Healthcare Reform has started to change the landscape of the Chinese pharmaceutical industry, which we believe will create many attractive acquisition opportunities. We plan to explore these opportunities in an effort to add synergistic products that can help us continue to grow at rates that are commensurate with our historical rate of growth.

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

•
Developing and Introducing Additional Products to Expand or Strengthen Our Existing Product Portfolio. We plan to focus our development capabilities towards expanding our existing portfolio of approved products. We have a number ofproducts in various stages of the SFDA approval process. In addition, we intend to conduct clinical trials for new generic or modernized products and product line extensions for our existing products. We plan to introduce new generic or modernized products to leverage our branded market leadership position, particularly in the therapeutic areas in which we already have a strong presence.

•
Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with over 1,875distributors in the PRC and plan to expand upon these relationships to target new markets. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and increase our market penetration in cities and rural areas in which we already have a presence.  Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies in cross selling our products.

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

Products

We currently have a product portfolio of 20 pharmaceutical productsthat address a wide variety of diseases and medical indications.  All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the SFDA and are sold on a prescription basis. The following table summarizes the approved indications for our marketed pharmaceutical products and the year in which each of such products was first marketed to our customers.

Product	Indication	Year of Commercial Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Buflomedil Hydrochloride	Peripheral blood vessel diseases, including intermission claudication, Renaud syndrome and blood vessel convulsion.	2002

Gastrodin Injection	Tiredness, loss of concentration, poor sleep (the “declined spirit” syndrome), and for traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complication after surgery-thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Cerebral thrombosis, coronary heart disease and complication after the surgery-thrombus deep phlebitis.	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.	2007
Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacteria, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Product	Indication	Year of Commercial Launch

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Anhydroandrographolide	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and Pseudophedrine Hydrochlorida Sustained Release Tablets	Relieve cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Gull Wood Extract Syrup	Detoxicating, anti-inflammatory, quickly reducing swelling, for the indication of acute tonsillitis, acute pharyngitis, acute conjunctivitis, and upper respiratory tract infection.	2010

Digestive Diseases
Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009
Others
Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

In addition to our pharmaceutical products, we also manufacture Recombined Human Fibroblast Growth Factor (rhaFGF), which is used by other companies in the manufacture of products for the repair of wounded skin cells.  We sell this product only to distributors for resale to other manufacturers as an active pharmaceutical ingredient, for the production of cosmetics.

None of our products accounted for more than 12% of our net revenues in the year ended December 31, 2011.

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group in the years ended December 31, 2010and 2011.

Product Category	Twelve Months Ended December 31		Net Change Amount (in millions)	% Change
	2011 Amount (in millions)	2010 Amount (in millions)
CNS Cerebral & Cardio Vascular	$ 25.8	$ 23.9	$ 1.9	8%
Anti-Viro/ Infection & Respiratory	$ 32.0	$ 27.1	$ 4.9	18%
Digestive Diseases	$ 12.4	$ 9.3	$ 3.1	33%
Other	$ 11.0	$ 14.1	-$ 3.1	-22%

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

Product Development

Our product portfolio includes both branded and generic drugs that we either developed or were developed by us in joint research efforts with our academic institutional partners or, to a lesser extent, acquired from third parties. We develop new products in-house as well as through relationships with several research institutes, including the Chinese Academy of Sciences, China University of Pharmaceuticals, Sichuan University, Chongqing Medical Industry Institute and the Military Medical Academy Basic Medical Science Institute. We only pay these institutes for their research efforts and expenses if the research goals are accomplished, including certification of an applicable drug candidate and approval of drug production by the SFDA. Following our receipt of such certification and approval, the rights to the applicable drug candidate are transferred to us. Following any such payment and transfer, we are the sole owner the drug certifications and/or approvals and any related research and we have no further payment or other obligations to the research institute from which we acquired such assets.  For example, we obtained certificates and approvals of drug production for our Naproxen Sodium and Pseudophedrine Hydroclorida sustained release tablets through our cooperative relationship with the Chongqing Medical Industry Institute, and obtained certificates and approvals of drug production for our Cefalcor dispersible tablets through our cooperative relationship with the China University of Pharmaceuticals, both of which drugs we are now manufacturing and selling. We expect to continue to develop additional new drugs under this method. We also intend to continue purchase or license drug products from third parties on a limited basis, as we regard this as an important and effective means for us to develop our business.

As of December 31, 2011, the product candidates that we are developing at different stages include the following:

Indication of Product Candidate	SFDA Status
Anti Infection	In Phase II Clinical Study
Cholesterol Control Drug	Clinical Trial Completed. Waiting for Production Approval
Alzheimer's disease drug	In SFDA Technical Review
High Blood Pressure Drug	Clinical Trial Completed. Waiting for Production Approval
Coronary Heart Disease Drug	In Phase III Clinical Study
New medicine delivery technology	In Technical Transfer; may or may not need clinical trial
Hepatitis Drug	Received Clinical Approval, preparing for Clinical
Central nervous system drug	Received Clinical Approval, preparing for Clinical
Cerebral vascular drug	In Technical Transfer; may or may not need clinical trial

Our drug formula development and acquisition expenditures  were  $5.3 million and $10.4 million in the years ended December 31, 2011 and 2010, respectively, which represented 7% and 14% of our revenues for such years, respectively.

We believe the first products to market from our product candidates will be Candesartan, which is prescribed for the treatment for high blood pressure, and Rosuvastatin, which is a generic form of Crestor® used in the treatment of hyperlipidemia, or high cholesterol.

Anti-Drug-Resistant Cephalosporin(anti-infection drug).  Cephalosporin continues to be the most widely prescribed class of antibiotics in China.  According to the SFDA, approximately 50% of antibiotic sales are derived from cephalosporin.  According to Chinese industry publications, sales of cephalosporin antibiotics in China were estimated by the SFDA to be over $11 billion in 2012 and $17.4 billion in 2015.  Due to broad usage of antibiotics, including cephalosporin, drug resistance has become a significant issue in China.  We believe our new combination antibiotic possesses substantial competitive advantages in this environment. The SFDA will designate our combination antibiotic as a Class 1 drug, which carries a five-year exclusivity when the SFDA approval is obtained.  The clinical trials for our cephalosporin product candidate commenced in November 2008, and we are currently in phase II of clinical trials. We anticipate the launch of this product sometime in 2013.

Distribution and Customers

We believe we have a well-developed sales network.  As our current pharmaceutical product portfolio is comprised only of prescription drugs, our major sales targets are hospitals. To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we use a distribution system comprised of approximately 1,875independent regional distributors. At December 31, 2011, we also had 16 sales offices covering all major provinces of China, and 140sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China.  Due to this advantage, we believe we are able to keep our selling cost down and our net profit margin higher than the industry average.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC.  We have established long-standing relationships with most of our key customers as our operating subsidiary, Helpson, was formed in 1993.  For the year ended December 31, 2011, one customer accounted for 20.4%of our revenues and one customer accounted for 10.2%of our accounts receivable.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our manufacturing facility, which was built in 2002, is approximately 8,000 square meters and has eight production lines for different forms including: tablets, capsule, granule, dried power, liquid injectable, Cephalosporins (specifically designated), chemical API, and biological API.  This facility is in compliance with GMP standards in China and has five GMP certificates that remain valid until May 7, 2013, August 10, 2013, September 20, 2014, February 9, 2015 andDecember31, 2015,respectively.In order to meet the new GMP standardsthat became effective in March 2011, we are preparing to upgrade our production facilities and bring them in line with the new GMP standards before the end of the three-year grace period for injectables and five-year grace period for all other products.

Each of our eight production lines meets GMP guidelines promulgated in 1998.  Two of our production lines are used only for the production of active pharmaceutical ingredients, or API, that are used in the production of certain of our products.  The following table sets forth the capacity utilization rates for our eight pharmaceutical production lines for the years ended December 31, 2010and 2011.

	Capacity Utilization Rate
Production Line	2010	2011
Tablet	75%	75%

Capsule	65	55

Granule	82	89

Injectable	88	84

Dry Powder	75	82

Cephalosporins	85	90

Chemical API	62	65

Biological API	71	53

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products.  We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products.  Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials.  In certain cases, we enter into arrangements with suppliers to hedge against the risk of shortages of supply, and have the capability and warehouse capacity to store such materials if we anticipate a shortage of such materials.  Historically, we have not had difficulty obtaining raw materials from suppliers.For the year ended December 31, 2011, purchases from one supplier accounted for approximately 20.8%of raw material purchases.  For the year ended December 31, 2010, purchases from three suppliers accounted for 40%, 12% and 11% of our raw material purchases, respectively.

Competition

We believe we have established a commercially competitive position in the highly-fragmented pharmaceutical industry in China through our core competitive advantages, as described below:

•	We have a highly-efficient commercialization process for new products, including significant experience with the SFDA registration process.

We have over 17 years of product-development experience during which time we have implemented processes to efficiently introduce and market new and existing products to the Chinese market. We have successfully obtained the final production approval from the SFDA for many pharmaceutical products, including eight new products in the past fiveyears.

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

We attempt to differentiate our products from those of our competitors by changing, and, in many cases, improving, and certain physical aspects of our products to address different market segments.  For example, to make our Cefaclor product more patient friendly to children and patients with swallowing problems, we added an enteric coating to make our tablets easier to swallow.

•	We have a national sales network and a highly-trained marketing team.

Our experienced sales team has the industry knowledge and know-how to synergistically combine our strong market insight with a successful commercialization platform.

•	We have developed high-quality relationships with leading hospital and clinic administrators and physicians.

While sales of our pharmaceutical products to hospitals are made through our distributors, we believe our long-term relationships with leading hospitals and healthcare clinics throughout China resulting from our long-term promotional efforts and periodic physician seminars improve the perception of our products in the marketplace and help us identify and select high-volume drugs to develop into new generic products relatively early in the process.

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

In addition, competition from imported products and China's admission as a member of the World Trade Organization (“WTO”) creates increased competition. The PRC became a member of the WTO in December 2001. As a result of the admission of the PRC into the WTO, competition in the pharmaceutical industry in the PRC intensify generally in two respects. With lower import tariffs, imported pharmaceutical products manufactured overseas may become increasingly competitive with domestically produced products in terms of pricing. We also believe that well-established foreign pharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively-priced pharmaceutical products in the PRC, we may face increased competition from foreign pharmaceutical products, especially in terms of high-end pharmaceutical products, including certain types of products manufactured by U.S. manufacturers.

Intellectual Property

We regard our packaging designs, trademarks, trade secrets, patent and similar intellectual property as part of our core competence that is critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality agreements with certain of our employees, distributors and others to protect our intellectual property rights.

In November 2008, we purchased the patented medical formula for a cerebral/cardio-vascular indication and the manufacturing processes for that product candidate from a third party laboratory.  In connection with that acquisition, we obtained the title of the patent.  This patent expires in 2025.

At December 31, 2011, we owned 17 registered trademarks, including marks for nine of the 20  pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339 and No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

Registration and Approval of Medicine.  Pursuant to the PRC Provisions for Drug Registration, a medicine must be registered and approved by the SFDA before it can be manufactured and sold. The registration and approval process requires the manufacturer to submit to the SFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. This process generally takes two to five years and could be longer, depending on the nature of the medicine under review, the quality of the data provided and the workload of the SFDA. If a manufacturer chooses to manufacture a pre-clinical medicine, it is also required to conduct pre-clinical trials, apply to the SFDA for permission to conduct clinical trials and go through the clinical trials. If a manufacturer chooses to manufacture a post-clinical medicine, it only needs to go through the clinical trials. In both cases, a manufacturer needs to file clinical data with the SFDA for approval for manufacturing after clinical trials are completed.

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

National Production Standardand Provisional Standard. In connection with the SFDA’s approval of a new medicine, the SFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which time the SFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the SFDA to convert the provisional standard to a final standard. Upon approval, the SFDA will publish the final standard for the production of this medicine. There is no statutory timeline for the SFDA to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a number of years. However, during the SFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

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

Good Manufacturing Practice. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical product it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period.  However, for a newly-established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period.The new GMP standards became effective on March 1, 2011and  pharmaceutical manufacturers(except manufacturers of injectables, blood products orvaccines, which havea three-year grace period) havea five-year grace period to upgrade existing facilities to comply with the revisions.

We obtained GMP certificates for our manufacturing facility in respect of every form of pharmaceutical product we produce, one on May 8, 2008 (tablets), one on August 11, 2008 (small volume parenteral solutions), one on September 21, 2009 (capsules, granules), one on February 10, 2010 (lyophilized powder for injection) and one on February 18, 2011  (tables, capsule - cephalosprins).  All of our GMP certificates are valid for five years.  While we are required to implement certain upgrades to our manufacturing facilities to comply with the new GMP standards, we do not currently anticipate any difficulty in renewing these certificates when they expire.  We will be required to obtain a GMP certificate for each new production line we construct for the production of our new product candidates, including our planned production line for our new cholesterol-lowering statin product that we expect to begin manufacturing and to launch into the marketplace in the near future.

Product Liability and Consumers Protection

Product liability claims may arise if any pharmaceuticalproducts sold have a harmful effect on the consumers. The injured party may claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

We currently have two products listed in the National Essential Drug List (EDL).  Periodic reductions in the consumer prices of those products due to price changes implemented by the PRC government have had only a minimal impact on our revenues.  The government announced two rounds of retail drug price cuts in 2011, first in March when the NDRC cut the maximum prices of certain antibiotics and circulatory system drugs by an average of 21%, and in August when prices for 32 types of endocrine and neurological drugs were cut by an average of 14%.

Reimbursement under the National Medical Insurance Program

By the end of 2011, approximately 1.3billion people had been enrolled into the NMIP. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80-90% of the cost of a Tier 2 medicine.

Although it is designated as a national program, the implementation of the NMIP is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from, its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2.

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

Employees

As of December 31, 2011, we had 435employees, among which 393employees were full-time employees and 42employees were temporary employees.  Among the total 435employees, approximately 243of these employees were principally engaged in manufacturing and research and development activities, 140 in sales and marketing, and 52in management and administration.  We continue to monitor our headcount and may add additional employees for sales and marketing, customer service and manufacturing and assembly as our business grows.  None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

We may not be able to obtain manufacturing or marketing approvals or pass on-site inspections for our current and future products, including re-registration certification and re-evaluation process of our products, or for our production facilities and failure to obtain the necessary approvals or pass as referenced above could materially harm our business prospects.

All medicines must be approved by the SFDA before they can be manufactured, marketed or sold in the PRC. The SFDA requires a pharmaceutical manufacturer to successfully complete clinical trials of a new medicine and demonstrate its manufacturing capability before approval to manufacture that new medicine is granted. Clinical trials are expensive and their results are uncertain. It usually takes two to five years for a manufacturer to obtain a typical application for an SFDA production approval.  However, the SFDA may not strictly addict to such general time line due to its alteration of review procedure that is out of the applicant’s expectation and therefore delayed our launch of new products. Furthermore, the SFDA and other regulatory authorities may apply new standards for safety, manufacturing, labeling, marketing and distribution of future products.  Complying with these standards may be time-consuming and expensive.  In addition, our future products may not be efficacious or may have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining approval or may prevent or limit their commercial use.  As a result, we may not be able to obtain SFDA or other governmental approvals for our future products on a timely basis or at all.

In particular, we expect to receive the SFDA production approval for Candesatran, our proposed hypertension product, in the near future, which will allow us to commence our marketing and sale of this product in the marketplace.  Due to the uncertainty set forth above, we cannot assure you that we will be able to obtain this approval within that timeframe, or at all. Even if we do obtain these approvals, we cannot assure you that such approvals will not be modified or revoked. We will not be able to manufacture and market this new product as planned or at all if we do not obtain this governmental approval.

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

Failure to comply with applicable GMP standards could have a material adverse effect on our business, financial conditionand results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating topersonnel, premises and equipment, raw materials and products, qualification and validation, documentsmanagement, production management, quality control and quality assurance, and products distribution and recall. Manufacturing facilities must be approved by governmental authorities before we can use them tocommercially manufacture our products and are subject to inspection by regulatory agencies. The SFDA haveimplemented the more stringent new GMP standards which are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognizedquality control mechanisms. The latest update to the GMP standards have greatly raised the bar for quality control, documentation, andoverall manufacturing processes, thus causing an increase of cost in manufacturing and decrease of profit margins.

A pharmaceutical manufacturer must meet the new GMP standards, which became effective onMarch 1, 2011for each of its production facilities in China with respect to each form ofpharmaceutical products it produces within a five-years grace period.Manufacturers of injectables, blood products, orvaccineshavea three-years grace periodto bring existing facilities in line with the revisions.

Although each of our eight production lines meets GMP guidelines promulgated in 1998 and we are in the process of upgrading our production facilities tobring them in line with the new GMP standards, we may not obtain clearance from the SFDA in the event that we are inspected.  Any failure to comply with the new GMP standards may subject us to fines or other penalties, which may have a material and adverse impact onour business, financial condition and results of operations.

If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitor’s products, then our gross and net profits margins will be adversely affected.

In each of the years ended December 31, 2011and 2010, our gross profit margin exceeded 35%.  However, there can be no assurance that we will be able to sustain such profit margins in the future. The pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected.  In addition, in the event that our products are included in the EDL, which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

The prices of pharmaceutical products listed in the national medical insurance catalog and other medicines, the production or  trading of which may constitute monopolies, are subject to the control of the NDRC of the PRC and the relevant provincial or local price control authorities, either in the form of fixed prices or price ceilings. From time to time, the NDRC publishes a list of medicines subject to price controls. The NDRC directly regulates retail prices of certain medicines on the list and authorizes provincial price control authorities to regulate retail prices of the remaining products on that list. Because of these price controls, which are in the form of price ceilings, it would be difficult for us to raise the wholesale prices of any products subject to such controls if their price ceilings are not raised by the NDRC.  The limitation on our ability to raise the wholesale prices of our products may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, which would lower our margins. We are required to file the prices of our products with the provincial price control authorities. The prices of our products may be adjusted downward by the relevant governmental authorities in the future. Separately, the government announced two rounds of retail drug price cuts in 2011, first in March when the NDRC cut the maximum prices of certain antibiotics and circulatory system drugs by an average of 21%, and in August when prices for 32 types of endocrine and neurological drugs were cut by an average of 14%. In addition, since the prices of all medicines are set by NDRC or relevant governmental authorities, if we are required to lower the wholesale prices to distributors of our principal products in the future as a result of any government-mandated reduction in the price ceilings of our products, our future revenue and profitability would be adversely affected.

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

Our future growth and success significantly depend on our ability to successfully market our products to hospitals as prescription medicines. In 2010and 2011, approximately 90% of the end-customers of our products were hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

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

The successful development of pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals.  In addition, the research and development cycle for new products for which we may obtain an approval certificate is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an approval certificate and commercializing the product may require ten years or longer. A fewof our product candidates are in the early stages of pre-clinical study and clinical trial and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial production and sales of these products. There is no assurance that our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly-developed products will achieve commercial success.

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

We rely on research institutions and universities in the PRC for the research and development of new products and any failure of such research institutions to meet our timing and quality standards or our failure to continue such collaborative arrangement or enter into such new arrangements could adversely affect our ability to develop new pharmaceuticals and our overall business prospects.

Our business strategy includes collaborating with third parties for research and development of new products. We rely on long-term cooperative relationships with a number of research institutions and universities in the PRC, including Chinese Academy of Sciences, China University of Pharmaceuticals, the Military Medical Academy Basic Medical Science Institute, Chongqing Pharmaceutical Research Institute and Sichuan University.  These research institutions and universities have collaborated with us in a number of research projects and certain of our products that have obtained approval certificates were developed by such research institutions.  At present, several research institutions and universities are working with us on various research and development projects.  Any failure of suchresearch institutionsto meet the required quality standards and timetables set in their research agreements with us, or our inability to enter into additional research agreements with these research institutionson terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects.  In addition, the growth of our business and development of new products may require that we seek additional research institutions.  We cannot assure you that we will be able to enter into agreements with new parties on terms acceptable to us.  Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

We may not be able to obtain regulatory approval for any of the new products and failure to obtain these approvals could materially harm our business.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with approximately 1,875distributors in the PRC. For the years ended December 31, 2011 and 2010, one distributor accounted for 20.4% and 30% of our revenues, respectively. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States.  Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products.  In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products.  We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 55% and 46% of our net revenues in 2010 and 2011, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operation may be affected if we could not obtain raw materials from our current  key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products.  Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2011, purchases from one supplier accounted for 20.8% of our raw material purchases. For the year ended December 31, 2010, purchases from three suppliers accounted for 40%, 12% and 11% of our raw material purchases, respectively.

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

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. Using product candidates in clinical trials also exposes us to product liability claims. These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product were approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While to date no material claim for personal injury resulting from allegedly defective products has been brought against us, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations. Such lawsuits may divert the attention of our management from our business strategies, may be costly to defend and may negatively impact our reputation and our Helpson brand’s reputation, and harm the sales of our other branded products. In addition, product liability insurance for pharmaceutical products is not available in the PRC. In the event of allegations that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. We may also be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages. In addition, business interruption insurance available in the PRC offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.  Lastly, we currently do not have directors and officers insurance. In the event we or any of our directors or officers are sued under any proceedings or actions that could be covered by a standard D&O insurance, we may incur substantial costs and expenses to defend such case.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2011, we had 435employees.  Our continued future growth will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

As a result, we enjoyed a preferential tax rate of 9%, 10% and 11% in the years of 2008, 2009 and 2010. We obtained the High Tech Enterprise status from the government in 2010 and we enjoy a 15% income tax rate for a three-year period from 2011 to 2013. We expect to be subject to a standard income tax rate of 25% starting from 2014 unless we continue to receive preferential tax treatment as a High Tech Enterprise or we qualify for any other preferential tax treatment according to any regulations or policies applicable at that time. The discontinuation of any of our existing special or preferential tax treatment or other incentives could have an adverse affect on our business, financial condition and results of operations.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment.  The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions.  From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately RMB8.3 per U.S. dollar.  On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar.  Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years.  As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.  Significant revaluation of the Renminbi may have a material and adverse effect on your investment.  For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

In utilizing the proceeds we receive from a securities offering, as an offshore holding company with a PRC subsidiary, we may make loans to our PRC subsidiary, or we may make additional capital contributions to our PRC subsidiary. Any loans to our PRC subsidiary are subject to PRC regulations and approvals. For example, loans to our PRC subsidiary Helpson, which is a foreign-invested enterprise, to finance its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange in China, or SAFE, or its local counterpart. Loans by us to domestic PRC enterprises must be approved by the relevant government authorities and must also be registered with the SAFE or its local counterpart.  Any capital contributions to our PRC subsidiary must be approved by the Ministry of Commerce in China or its local counterpart.  On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-

invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that Renminbi converted from the foreign currency denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-denominated capital of a foreign-invested company.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Rules.  We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all, with respect to our future loans or capital contributions to our direct or indirect subsidiaries. If we fail to receive such registrations or approvals, our ability to use the proceeds from a securities offering and to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and ability to fund and expand our business.

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

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui holds 21.5% and Zhilin Li holds 23.1% of our common stock, respectively, as of the date hereof. As a result, these two stockholders are able to significantly influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our disclosure controls and procedures werenot effectiveas of December 31, and there existed a material weakness in our internal control over financial reporting as of December 31, 2011.

Although the material weakness identified in Item 9A of this Annual Report was the result of our classification of advances for purchases of intangible assets and the amortization of intangible assets and  we believe we have taken appropriate actions to remediate such material weakness, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective.  We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

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

In addition, Helpson rented the offices located at the second floor, Jiahai Building owned by Hainan Zhongfu Going-abroad Personnel Service Center (the “Center”) as its principal executive offices. The monthly rent was RMB5,580 (approximately $843). The term of the lease was 3 years, from December 1, 2010 to November 30, 2013.  On December 31, 2011, the lease was superseded by the new lease Helpson entered into with the Center.  The new lease is for a term of nine years for the office spaces on the second floor and the entire third floor at a monthly rent of RMB20,000 (approximately $2,941) with a 5% increment every two years from the fourth year until the end of the term. The aggregate spaces Helpson rented are 1,686 square meters, which is 16,812 square feet.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, our expansion plans contemplate the need for additional space as we increase production.

Mortgaged Property

Helpson entered into two loan agreements with China Everbright Bank in October and November 2011. In order to secure the two loans, Helpson mortgaged its land use rights and owned buildings as set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 20 million (approximately $3.1 million)	China Everbright Bank	October 26, 2011 to October 25, 2012	The interest rate is a variable rate equal to 110% of the floating base interest for loans of the same term promulgated by the PRC’s central bank.	Helpson’s land : 22,936 square meters (Certificate #: Guo Yong [2003] No. 005572) Helpson’s buildings: 663.94 square meters (Certificate #: HK008109) and 6593.2 square meters (Certificate #: HK122889)
RMB 5 million (approximately $0.8 million)		November 8, 2011 to November 7, 2012

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

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares began trading on the NYSE Amex on September 30, 2009 under the symbol “CPHI.”  Prior to September 30, 2009, our shares traded on the OTC Bulletin Board under the symbol “CPHI.OB.”

The following table, based upon reports of transactions on the NYSE Amex, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the period from January 1, 2010 to December 31, 2011.

	High	Low

Fiscal 2010

First Quarter	$4.32	$3.02
Second Quarter	3.70	2.50
Third Quarter	3.23	2.09
Fourth Quarter	3.27	2.42

Fiscal 2011

First Quarter	$3.19	$2.25
Second Quarter	2.75	1.59
Third Quarter	2.52	0.96
Fourth Quarter	1.05	0.62

Holders

As of March 2, 2011, there were approximately 147 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.  Their telephone number is (469) 633-0101.

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

Recent Sales of Unregistered Securities

On May 25, 2011, we granted (1) 75,000 shares of common stock and options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share to our Chairman and Chief Executive Officer – Zhilin Li; and (2) 50,000 shares of common stock and options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share to our Chief Financial Officer – Frank Waung, under the 2010 Long-Term Incentive Plan of the Company (the “2010 Incentive Plan”). These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 28, 2010, we granted options to purchase 200,000 shares of common stock to an executive officer under our 2009 Stock Option Plan.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The disclosure contained in “Item 11. Executive Compensation – Discussion of Summary Compensation and Grants of Plan-based Awards Tables” is incorporated herein by reference.  The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2011.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
The 2009 Stock Option Plan	210,000	$3.26	700,000
The 2010 Long-Term Incentive Plan	100,000	$2.54	3,775,000 (1)
Equity compensation plans not approved by security holders	-	-	-
Total	310,000	-	4,475,000

__________________

(1)             Does not include the 125,000 shares of restricted stock granted under the 2010 Long-Term Incentive Plan.

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

Summary of Twelve Months Ended December 31, 2011

For the year ended December 31, 2011, we registered moderate growth and financial performance. Revenue increased by 9%, reaching $81.2 million, as compared to $74.4 million in the year ended December 31, 2010. This growth was primarily from our digestive disease and anti-viro/infection and respiratory product categories.

Net income for the year ended December 31, 2011 was $19.3 million, a decrease of 18%, from $23.4 million in the year ended December 31,2010. Our net income figures for both years ended December 31, 2011 and 2010 include gains resulting from changes in derivative warrant liability. Without the effect of the changes in derivative warrant liability, management estimates that net income would have been approximately $18 million and $22 million in 2011 and 2010. The decrease in net income was mainly due to the decrease in gross profit margin, increase in income tax rate, and increase in operating expenses.

From a profitability perspective, our gross profit margin for the year ended December 31, 2011 was 36% compared to 41% in 2010. The decrease in gross profit margin was mainly due to margin compression as a result of the Healthcare Reform. Pricing pressure is now quite a prominent feature in the overall pharmaceutical market in China.

Cash flow from operations for the year ended December 31, 2011 was $5.24 million, a decrease of 32.73%, as compared to $7.79 million in 2010.  The decrease in cash flow from operations in 2011 was the result of lower net income and also higher working capital usage from higher inventory, and lower account payables in 2011 as compared to 2010.

Earnings per common share (basic and diluted) for the year ended December 31, 2011 was $0.44 per share compared to $0.54 per share for the 12 months ended December 31, 2010.

Business Overview & Recent Developments

In the year ended December 31, 2011, we continued to execute our business strategy of expanding revenues from our core portfolio of products while continuing the development process of new products. However the year was a challenging one as the implementation of the healthcare reform has resulted in high pricing pressure and lower gross profit margins across the board for almost all pharmaceutical products.

For our existing products, during the year we saw our “Digestive Diseases” product category take a lead in sales growth by increasing 33% compared to the prior year period. Our “Anti-Viro/infection and Respiratory” product category also saw healthy growth of 18%.  CNS Cerebral Cardio & Vascular category saw trend growth of 8% while sales of Other category fell as those products encountered stiffer competition.

The products in our pipe-line progressed slowly but steadily along the development process are getting closer to product launch. The SFDA is also revamping its production approval criteria and processes, resulting in longer approval time for new production applications across all types of products. In some cases they are adding additional requirements for product already under review. In early 2010 we completed the clinical trials for Candesartan, a front-line drug therapy we developed for the treatment of hypertension.  We submitted a production approval application to the SFDA for Candesartan but the application moved very slowly through the SFDA process. We finally resumed communication with the SFDA in the fourth quarter of 2011 and received a request for some additional procedure to be performed. Since then we have completed and submitted the requested material and we now have reason to believe that we will receive final production approval by mid-year. The clinical trial for Rosuvastatin, or the generic version of Crestor, was completed in December 2010 and we are in the process of applying for the production approval for this product. In September 2010, we also completed Phase I of our clinical trial for our new antibiotic combination drug. We are currently moving ahead and are in Phase II of the trial for this drug.

Below we list the current status of some of our pipeline products:

•
Antibiotic Combination. We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic in the third quarter of 2010. We are currently in Phase II of the clinical trial progressing well.

•
Rosuvastatin. Fourth Quarter of 2010: Clinical trial for Rosuvastatin is a generic form of Crestor, a drug for indication of high blood cholesterol level. Clinical trials for this generic drug was completed in fourth quarter of 2010 and we have submitted an application for production approval.

•
Cadesartan. We originally submitted application for production approval of Candesartan, a front-line drug therapy we developed for the treatment of hypertension, in 2010. We received request for additional procedures in the fourth quarter of 2011 and we have since completed all newly requested procedures and are currently waiting for the final production approval from the SFDA. We expect to hear from the SFDA before the mid-year mark.

•
Heart Disease Drug. We are developing a medicine for the treatment of coronary heart disease. This product comes with a patented TCM formula and we are currently conducting Phase III clinical trials for this drug. We anticipate the completion of the clinical work for this product by year end 2012.

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

The Healthcare Reform program announced by the Chinese government in late 2009 is having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. Over all, the government plans to provide a basic, universal healthcare system to all citizens of China. In 2010, the government began to broadly implement the policies from the Healthcare Reform. In this respect, products on the Essential Drug List (EDL) are expected to experience an increase in volume but a reduction in their prices, which will have an adverse affect on their net margins. We believe volume expansion will continue as government subsidy to rural communities expands further. During the past 24 months, we have seen first-hand the increase in demand for EDL products, but along with the increase in demand, we also experienced some degradation in the pricing in 2011 compared to 2010. Furthermore, we observed that there are significant variations in timing and market reaction to the new environment, causing sales volume to gyrate in some of the affected products. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to EDL products, we have also seen pricing pressure on most of the drugs we sell. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will not only survive but thrive in this environment.

Results of Operations for the Year Ended December 31, 2011

The following table presents our results of operations for the years ended December 31, 2011 and 2010.

	Twelve Months Ended December 31
	2011	2010	Change	% Change
Revenue	$81,166,739	$74,388,180	$6,778,559	9%
Cost of Revenue	52,178,680	44,105,447	8,073,233	18%
Gross Profit	28,988,059	30,282,733	(1,294,674)	-4%
Selling Expenses	3,439,522	2,542,826	896,696	35%
General and Administrative Expenses	3,716,397	3,039,450	676,947	22%
Bad Debt Expense	108,085	505,224	(397,139)
Government Subsidy Income	301,672	469,509	(167,837)
Income from Operations	22,025,727	24,664,742	(2,639,015)	-11%
Net Interest Income (Expense)	(247,990)	(152,845)	(95,145)
Derivative Gain	934,260	1,588,888	(654,628)
Income Tax Expense	3,442,355	2,686,438	755,917	28%
Net Income	$19,269,642	$23,414,347	$(4,144,705)	-18%
Basic Net Income per Share	$0.44	$0.54	$(0.10)	-18%
Basic Weighted Average Shares Outstanding	43,479,899	43,329,554
Diluted Net Income per Share	$0.44	$0.54	$(0.10)	-18%
Diluted Weighted Average Shares Outstanding	43,479,899	43,532,435

Revenue

For the year ended December 31, 2011, our sales revenue was $81.2 million, an increase of 9%, compared to $74.4 million in 2010.

Set forth below are our revenues by product category in millions USD for the years ended December 31, 2011 and 2010.

Product Category	Twelve Months Ended December 31		Net Change		% Change
	2011	2010
CNS Cerebral & Cardio Vascular	$25.8	$23.9		$1.9	8%
Anti-Viro/ Infection & Respiratory	$32.0	$27.1		$4.9	18%
Digestive Diseases	$12.4	$9.3		$3.1	33%
Other	$11.0	$14.1	$	- 3.1	-22%

The most significant revenue growth was in our “Digestive Diseases” product category, which generated $12.4 million in sales revenue compared to $9.3 million a year ago, an increase of $3.1 million, or 33%. This increase was driven mainly by sales of Tiopronin, a drug prescribed for treatments of acute Hepatitis B and drug-induced liver damage, and Compound Ammonium Glycyrrhetate, also a drug prescribed for treatments of liver dysfunctions. Sales of the “Anti-Viro/Infection & Respiratory” category increased by 18% to $32.0 million in 2011 compared to $27.1 million in 2010, driven by increase in sales of our Cefaclor Dispersible Tablets. Our “CNS, Cardio & Cerebral Vascular” category experienced some additional growth in sales in 2011. This category generated $25.8 million of sales, compared to $23.9 million in the previous year, or an increase of 8%.  Our “Other” product category sales fell to $11.0 million from $14.1 million, a decrease of $3.1 million, or 22%, as all products in this category encountered stronger competition this year compared to the last year.

In the year ended December 31, 2011, revenue breakdown by product category showed small changes. Sales of the “Anti-Viro & Respiratory” products category represented 39% of total sales in the year ended on December 31, 2011, compared to 36% in 2010. The “CNS, Cerebral & Cardio Vascular” category was steady, representing 32% of total revenue in both 2011 and 2010. The “Digestive Diseases” category represented 15% of total revenue in 2011 compared to 13% in 2010.  The “Other” category represented 14% and 19% of revenues in 2011 and 2010, respectively. We continue to have a diversified portfolio of products with no single product representing more than 12% of total revenue.

Cost of Revenue

For the year ended December 31, 2011, our cost of revenue was $52.2 million, or 64% of total revenue, which represented an increase of $8.1 million from $44.1 million, or 59% of total revenue, in 2010.  The increase in the cost of revenue during 2011 was primarily attributable to the increasing in volume of products sold.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2011 was $29.0 million, a decrease of $1.3 million, or 4%, from $30.3 million in 2010.  Our gross profit margin in 2011 was 36%, compared to 41% in 2010. The Healthcare Reform instituted by the Chinese government since 2009 has resulted in margin compression in most pharmaceutical products on the markets today, especially in the generic space that many of our products are in. While some of our higher margin products are still selling very well, most of our products experienced gross margins degradation compared to a year ago. Going forward we expect to see continued pricing pressure in most products, but new products such as Candesartan and Rosuvastatin could help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the year ended December 31, 2011 were $3.44 million, an increase of approximately $0.9 million, compared to $2.54 million in 2010.  Selling expenses accounted for 4.24% of the total revenue in 2011 compared to 3.41% in 2010.  Our overall selling expense to revenue ratio is still stable at between 3.5% to 4.5% level.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2011 were $3.7 million, an increase of approximately $ 0.7 million, or 23.3%, compared to $3.0 million in 2010.  General and administrative expenses accounting for 4.6% and 4.0% of our total revenues in 2011 and 2010, respectively.  The increase was in part due to higher professional fees in 2011 compared to 2010 and a number of one time charges.

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

In general, our normal credit or payments terms extended to customers is 90 days. This has not changed in recent years. Our customers are pharmaceutical distributors who sell to mostly government-backed hospitals. Since hospital pharmacies in China typically take a very long time to pay for their pharmaceutical products, the age of our receivables from our customers tends to be long as well. Although these customers typically pay after the due date of the receivables, we have always been able to collect our receivables and have never had an uncollectible receivable from these customers.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $51.4 million and $41.8 million as of December 31, 2011 and 2010, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 30, 2011 and 2010:

	December 31,	December 31,
	2011	2010
1 - 90 Days	29.9%	36.0%
90 - 180 Days	21.8%	23.5%
180 - 360 Days	27.9%	16.3%
360 - 720 Days	20.4%	24.2%
Total	100%	100%

Although we have not had to write off any receivables thus far in our company’s history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old (although there were no accounts receivable over 720 days old at December 31, 2011 or 2010).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The changes in the allowance for doubtful accounts during the years ended December 31, 2011 and 2010 were as follows (there were no write-offs or recoveries):

	For the Twelve Months Ended
	December 31,
	2011	2010
Balance, Beginning of Year	$3,317,017	$2,718,358
Bad debt expense (benefit)	108,085	505,224
Foreign currency translation adjustment	111,303	93,435
Balance, End of Year	$3,536,405	$3,317,017

Income from Operations

Our operating income for the year ended December 31, 2011 was $22.0 million, compared to $24.7 million in 2010, a decrease of $2.7 million. The main reasons for the decrease were lower gross profits and higher selling expenses in 2011.

Net Interest Income (Expense)

Net Interest expense for the year ended December 31, 2011 was $247,990, compared to $152,845 in 2010, an increase of $95,145.

Derivative Gains (Losses)

Changes to derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $934,260 during the year ended December 31, 2011 and $1,588,888 during the year ended December 31, 2010. (Please see Note 9 to our consolidated financial statements contained in this report.)

Income Tax Expense

In the year ended December 31, 2011, we paid income tax at the rate of 15%. Income tax expense for the year ended December 31, 2011 was $3.44 million. In the year ended December 31, 2010, we paid income tax at the rate of 11% and we paid $2.68 million in taxes for the year ended December 31, 2010. We obtained the "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the fourth quarter of 2010. With this designation, we are entitled to a preferential tax rate of 15% for the years ending December 31, 2011, 2012 and 2013, which is notably lower than the statutory income tax rate of 25%.

Net Income

Net income for year ended December 31, 2011 was $19.3 million, a decrease of 18%, from $23.4 million in the year ended December 31, 2010. The decrease in net income was mainly due to the decrease in gross profit margin, increase in income tax rate, and increase in selling expenses.

For the year ended December 31, 2011, earnings per basic common share was $0.44 per share, compared to $0.54 in the year ended December 31, 2010.

The number of basic weighted average outstanding shares used to calculate earnings per share were 43,479,899 for 2011 and 43,329,554 for 2010.

For the year ended December 31, 2011, diluted earnings per common share was $0.44 per share, compared to $0.54 in  in the year ended December 31, 2010.

The number of diluted weighted average outstanding shares used to calculate earnings per share were43,479,899 for 2011 and 43,532,435 for 2010.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of December 31, 2011, our cash and cash equivalents outstanding was $4.05 million, which represents 2.59% of our total assets, an increase of approximately $0.36 million from $3.69 million as of December 31, 2010. Of the $4.13 million of cash and cash equivalents and banker's acceptances at December 31, 2011, a total of $4.03 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of December 31, 2011, we had a principal balance of $3.93 million in short-term bank loans. The cash flow generated from operating activities funded the new purchases of our intangible assets (drug formulas).

During 2011, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

At December 31, 2011, the Company was obligated to pay laboratories $8.64 million upon their completion of the various phases of contracts to provide SFDA production approval of more than 10 medical formulas. Those payments are expected to be made out of the Company’s cash flow from operations ratably over approximately the following 48 months, depending on the progress of the various contracts. A typical contract requires an upfront deposit and then two to three additional milestone payments plus a final payment when the SFDA approval is obtained. Since the payments are progress driven, it is difficult to calculate the timing of the payments with any precision; however, management expects that the payments will be somewhat even over the payment period given the number of contracts in progress. The funding obligation is not expected to have an undue negative impact on the liquidity of the Company given the Company’s historical cash flows and estimated future cash flows from operating activities.

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

Selected Cashflows for Twelve Months ended December 31, 2011 and 2010

	Twelve Months Ended December 31
	2011	2010
Cashflow from Operations
Net Income	19,269,642	23,414,347
Depreciation & Amortization	1,174,822	1,505,195
Changes in Assets & Liabilities
Account Receivables	(11,392,154)	(9,231,358)
Advances to Suppliers	(251,171)	(3,367,119)
Inventory	(2,925,143)	(5,530,989)
Accounts Payable	(1,928,259)	895,001
Net Cash Provided by Operations	5,237,324	7,785,487

Cashflow from Investing Activties
Advances for purchases of property & equipment and intangible assets	(5,191,385)	(10,454,529)

Net Cash Used by Investing Activities	(5,625,896)	(10,518,381)

Net Cash Provided by Financing Activities	595,670	2,663,384

Effect of Exchange Rate change on Cash	151,670	126,842
Total Change in Cash	358,768	57,333
Cash & Equivalent Beginning Balance	3,692,086	3,634,753
Cash & Equivalent Ending Balance	$4,050,854	$3,692,086

Operating Activities

Net cash provided by operating activities was $5.24 million in the twelve months period ended December 31, 2011 compared to $7.79 million for the same period in 2010. The decrease in cash provided by operating activities was mainly due to lower net income, higher inventory and higher account receivables in the period ended December 31, 2011 compared to the corresponding period in 2010.

At December 31, 2011, our accounts receivable was $69.7 million, an increase of $7.8 million from $61.9 million at December 31, 2010. Our receivables increased because our sales revenue for the period grew by 9% and our collection was not enough to offset account receivable increases as a result of new sales. For fiscal 2011, $11.4 million was used to fund increases in Account Receivables, compared to $9.2 million for this category in the comparable period a year ago. As a common business practice in China, Banker's Acceptances (BAs) are often used to settle receivables and to make purchases instead of checks. During the twelve months period ended December 31, 2011, the Company received payment with BAs with a maturity of more than 90 days, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $5.29 million would have been used to fund increases in Account Receivables. Please see the discussion of the reconciliation with GAAP figures in a table below.

At December 31, 2011, total inventory was $30.4 million, an increase of $10.0 million from $20.4 million at December 31, 2010. Most of the inventory increase in 2011 was due to increased purchase of raw material inventory while the inventory increase in 2010 was due to a temporary rise in finished goods. Cash usage on Inventories for the twelve months period ended December 31, 2011 was $2.9 million as compared to $5.5 million in the comparable period for 2010. As mentioned in the above, we often use BAs to settle receivables and to make purchases. During the year ended December 31, 2011, the Company used BAs with a maturity of more than 90 days to pay for raw materials, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $9.0 million would have been used to fund increases in Inventory. Please see the discussion of reconciliation with GAAP figures below.

For the period ending December 31, 2011, the decrease in our accounts payable was responsible for a cash usage of $1.93 million in the first half of 2011 while in the same period in 2010 an increase in accounts payable resulted in cash addition of $0.9 million.

	China Pharma Holdings, Inc.
	Reconciliation of Non-GAAP Adjusted Cash Usage for Accounts Receivables and Inventory

	For the 12 Months Ended December 31
	2011		2010
	Cashflow from Changes in Accounts Receivables	Cashflow from Changes in Inventory	Cashflow from Changes in Accounts Receivables	Cashflow from Changes in Inventory

Adjusted cash usage from changes in Account Receivables (Non‐GAAP)	$(5,289,584)	$(9,027,713)	$(9,231,358)	$(5,530,989)
Amount received/paid with Banker's Acceptances of greater than 90 days maturity	$6,102,570	$(6,102,570)	$-	$-
Cash usage from changes in Account Receivables as reported (GAAP)	$(11,392,154)	$(2,925,143)	$(9,231,358)	$(5,530,989)

Investing Activities

In the year ended December 31, 2011, net cash used in investment activities was $5.63 million, a decrease of $4.89 million, compared to the $10.52 million in 2010. The decrease in investment spending in 2011 was mainly due to the fact that we had lower cash outlays for performance milestone payments for the purchase of medicine formulas in 2011 compared to 2010.

Financing Activities

In the year ended December 31, 2011, net cash flow generated from financing activities was approximately $0.6 million compared to $2.7 million in the same period of 2010. The main source of the 2011 financing came from borrowing from related party while in 2010 we received $2.6 million from proceeds of warrant exercise.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of December 31, 2011 and 2010, the net assets of Helpson were $135,748,004 and $110,804,607, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,863,490 and $7,562,237 (50% of registered capital) for the fiscal years ended December 31, 2011 and 2010.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 5.8% and 6.8%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.

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

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2011, we had no material commitments except for those expenditures incurred in the ordinary course of business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated balance sheets, as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011 and 2010, together with the related notes and the reports of our independent registered public accounting firm, are set forth on the “F” pages of this report.

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

 Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011 to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer have determined that there existed a material weakness in our internal control over financial reporting as of December 31, 2011with respect to our reporting amortization of intangible assets. The material weakness occurred as a result of lack of technical training and education of our personnel. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by obtaining education and training for our personnel regarding the proper accounting for and amortization of intangible assets. Notwithstanding this material weakness, Management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each period presented herein.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Since becoming aware of the material weakness described above, we have undertaken the aforementioned steps to remediate the weakness in our internal control over financial reporting. Except for such efforts, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.
PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 12, 2012, for the fiscal year ended December 31, 2011 along with their positions, offices and term:

Name	Age	Position
Zhilin Li	58	Chairman, President and Chief Executive Officer
Frank Waung	46	Chief Financial Officer
Heung Mei Tsui	54	Director
Gene Michael Bennett	64	Independent Director
Yingwen Zhang	66	Independent Director
Baowen Dong	70	Independent Director

All of our directors hold offices until our next annual meeting of the stockholders, at which  a successor will be duly elected and qualified or until his or her earlier resignation, removal from office, death or incapacity. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above directors and executive officers.

Zhilin Li, is the Chairman, President and Chief Executive Officer of our company. She has served as a director since 2006 and as the President and Chief Executive Officer since 2005. She was a founder of Helpson, and served as hairman and Chief Executive Officer of Helpson from 1993 to 2005. Ms. Li was formerly the president of Haikou Bio-Engineering Institute as well as the vice president of Sichuan Institute of Biology.  She graduated from Sichuan University with a degree in biology.  Her role as a one of the founders of our company and her extensive experience in bio-engineering make her well suited to serve as our Chairman.

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

G. Michael Bennett, has served as our independent director since February 2008. In addition, he is on the Board of Directors for China Agritech, Inc. (CAGC) and Audit Committee Chair for Global Pharm Holding Group (GPHG).   Mr. Bennett also presently serves as Chief Executive Officer of the American General Business Association in Beijing, China, since 2009.  Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He acted as a partner of ProCFO Company based in California which provided contract chief  financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade of Honolulu. He also previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University.  Mr. Bennett also worked as an accounting, tax, and audit professor at California State University at Fullerton, and he acted as chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He currently is a DBA candidate in Corporate Governance at City University of Hong Kong. Mr. Bennett obtained his CPA license from the State of Colorado, but is currently inactive. Mr. Bennett’s extensive background in accounting, financial management and reporting, including SEC related reporting qualifies Mr. Bennett to serve as an independent director of our company and the chairman of our audit committee.

Yingwen Zhang, has served as an independent director since February 2008. He also currently serves as the Vice-Chairman of the Board of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer.  Mr. Zhang is also a director and a member of the compensation committee of Chongqing Wanli Battery Holdings (Group) LLC (SHA:600847).  He acted as Senior Consultant and Chairman of Safety Production Committee of Sinofert Holdings Limited (HKG: 0297) of Sinochem Group from October 2005 to June 2009. Additionally, Mr. Zhang was the representative of the 9th Nation People’s Congress of China. He was also appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China) from 1988 to 2000. In his early career he was a chemical-engineer, and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as the Chief Executive Officer of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the Sinopec Group.  Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967. Mr. Zhang’s extensive knowledge in areas of government regulation and policies, his experience as director of a China listed company, as well as his vast experience in senior management in SOE and the private sector, qualify him as an independent director of our company.

Baowen Dong, has served as an independent director since February 2008. Mr. Dong participated on the expert team of the Sichuan University from 2003 to 2008, doing teaching evaluation and assessment work in Engineering and Medical Science faculty. In recent years, Mr. Dong has focused on the research of China's Health Care Reform. Previously, he concentrated on biomedical and medical information researches. Mr. Dong has had different roles in areas of teaching and research, including as a dean and a professor, at Sichuan University from 1974 to 2001. Additionally, Mr. Dong was engaged in the field of communication technology from 1966 to 1974. Mr. Dong graduated from Xi’an University of Science and Technology in 1966. His strong academic background in science and research brings value to our company in respect of research and development and qualifies him to serve as a director of our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2011, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and our  records, we believe that, during the year ended December 31, 2011, the Reporting Persons met all applicable Section 16(a) filing requirements.

Code of Ethics

On July 8, 2008, we adopted a code of business conduct and ethics for all directors and employees (including officers) within the meaning of the regulations adopted by the SEC under Section 406 of the Sarbanes-Oxley Act of 2002.  The code has been designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to an appropriate person or persons, and (v) accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with SEC regulations and the Sarbanes-Oxley Act of 2002. A copy of the code is available on our website at www.chinapharmaholdings.com or may be obtained by sending a written request to our corporate secretary at China Pharma Holdings, Inc., Second Floor, No. 17, Jinpan Road, Haikou, Hainan Province, China 570216.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our company and our subsidiaries (collectively, the “Named Executive Officers”).  No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer and President	2011 2010	220,000 200,000	— —	76,339(1) —	10,606(2) —	— —	— —	16,000(3) 16,000(3)	322,945 216,000

Frank Waung Chief Financial Officer	2011 2010	160,000 114,000	— —	42,854(4) 21,000(5)	66,384(2) 226,560(6)	— —	— —	— —	269,238 361,500
_____________

(1)
Represents the dollar amounts recognized in our year-end 2011 financial statements for reporting purposes.  Amount represents the value of 75,000 restricted shares granted to Ms. Li.   A more detailed discussion of the assumptions used in calculating these value may be found in Note 11 to the consolidated audited financial statements included in this Annual Report on Form 10-K.

(2)
Represents the dollar amounts recognized in our year-end 2011 financial statements for reporting purposes.  Amounts shown cover the options awards granted in 2010 and 2011.  The amounts represent the compensation costs of awards that are paid in options to purchase 50,000 shares of our common stock with respect to Ms Li, and 200,000 shares of our common stock with respect to Mr. Waung. The amounts do not reflect the actual amounts that may be realized by the named executive officer.  The value of the option was determined using the Black-Scholes Option Pricing Model. We apply the simplified method due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. A more detailed discussion of the assumptions used in calculating these value may be found in Note 11 to the consolidated audited financial statements included in this Annual Report on Form 10-K.

(3)
Represents the amount payable to Ms. Li for serving as a director of our company.  As of the date of this report, $4,000 was paid to Ms. Li for serving on our board of directors in 2010.  $12,000 and $16,000 payable to Ms. Li for serving on our board of directors in 2010 and 2011 respectively had not been paid to Ms. Li.

(4)
Represents the dollar amounts recognized in our year-end 2011 financial statements for reporting purposes.  Amount represents the value of 50,000 restricted shares granted to Mr. Waung.   A more detailed discussion of the assumptions used in calculating these value may be found in Note 11 to the consolidated audited financial statements included in this Annual Report on Form 10-K.

(5)
Represents the dollar amounts recognized in our year-end 2010 financial statements for reporting purposes.  Amount represents the value of 6,863 shares granted to Mr. Waung.   A more detailed discussion of the assumptions used in calculating these value may be found in Note 10 to the consolidated audited financial statements included in in the Annual Report on Form 10-K/A filed with the SEC on March 17, 2011 (the “2010 10-K”).

(6)
Represents the dollar amounts recognized in our year-end 2010 financial statements for reporting purposes.  Amounts shown cover awards granted in 2010.  The amounts represent the compensation costs of awards that are paid in options to purchase shares of our common stock, the amounts do not reflect the actual amounts that may be realized by the named executive officer.  The value of the option of $226,560 was determined using the Black Scholes Option Pricing Model using the simplified method based on the closing market price of $3.47  per share and assumptions for the risk free interest rate of 1.61% and volatility of 67.6%. We apply the simplified method due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. A more detailed discussion of the assumptions used in calculating these value may be found in Note 10 to the consolidated audited financial statements included in the 2010 10-K.

Employment Agreements

Zhilin Li.  Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, which expired on June 30, 2010. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as original agreement.  Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s chief executive officer for a term of five years at an annual salary of RMB800,000 (equivalent to approximately $119,403). Helpson may adjust Ms. Li's compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual compensation for the fiscal year ended 2010, when aggregated with her compensation from our U.S. holding company level, is $200,000.

On May 25, 2011, Ms. Li’s annual base salary was increased to $220,000. In addition, pursuant to the 2010 Incentive Plan and the Restricted Share Award Agreement dated May 25, 2011 between the Company and Ms. Li, she was granted 75,000 shares of restricted stock, of which (i) 50,000 shares will vest on May 25, 2012, and (ii) 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.  Under the 2010 Incentive Plan and pursuant to the Non-qualified Stock Option Agreement dated May 25, 2011 between the Company and Ms. Li (“Li’s Stock Option Agreement”), she was also granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, of which (i) 25,000 shares will vest on May 25, 2012, and (ii) 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

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

On April 28, 2011, we renewed the employment agreement with Mr. Waung, pursuant to which Mr. Waung agreed to continue to serve as our Chief Financial Officer for one year at an annual salary of $165,000.  In addition, pursuant to the 2010 Incentive Plan and the Restricted Share Award Agreement dated May 25, 2011 between the Company and Mr. Waung, he was granted 50,000 shares of restricted stock, of which (i) 25,000 shares will vest on April 28, 2012, and (ii) 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.  Under the 2010 Incentive Plan and pursuant to the Non-qualified Stock Option Agreement dated May 25, 2011 between the Company and Mr. Waung (“Waung’s Stock Option Agreement”), he was also granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, of which (i) 25,000 shares will vest on April 28, 2012, and (ii) 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2011.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zhilin Li		25,000(1)		2.54	5/25/2013			75,000(8)	50,250(10)
Chairman, Chief Executive Officer and President			25,000(2)	2.54	5/25/2013

Frank Waung		25,000(3)		2.54	5/25/2013			50,000(9)	33,500(10)
Chief Financial			25,000(4)	2.54	5/25/2013
Officer

	10,000(5) 50,000(6) 150,000(7)	— — —	— — —	2.75 2.75 3.47	4/27/2012 9/29/2012 4/28/2013	— — —	— — —

  ______________________

(1)	These options were granted under our 2010 Incentive Plan and will become exercisable on May 25, 2012.

(2)	These options were granted under our 2010 Incentive Plan and were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

(3)	These options were granted under our 2010 Incentive Plan and will become exercisable on April 28, 2012.

(4)	These options were granted under our 2010 Incentive Plan and were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

(5)	These options were issued under our 2009 Stock Option Plan and became exercisable on April 28, 2010.

(6)	These options were issued under our 2009 Stock Option Plan and became exercisable on September 30, 2010.

(7)	These options were issued under our 2009 Stock Option Plan and became exercisable on April 28, 2011.

(8)
These stocks were granted under our 2010 Incentive Plan.  50,000 will vest on May 25, 2012 and 25,000 were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.

(9)
These stocks were granted under our 2010 Incentive Plan.  25,000 will vest on April 28, 2012 and 25,000 were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.

(10)	Represents the dollar amounts calculated based on the closing market price of $0.67 per share on December 30, 2011.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On September 2, 2009, our Board of Directors adopted, and on September 3, 2009 our stockholders approved, our 2009 Stock Option Plan (the “2009 Option Plan”), which gave us the ability to grant stock options and restricted stock to employees or consultants of our company or of any subsidiary of our company and to non-employee members of our Board of Directors or the board of directors of any of our subsidiaries.  The 2009 Option Plan currently allows for awards of stock options and restricted stock for up to 1,000,000 shares of common stock.  As of March 2, 2012, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 have been exercised and 50,000 have failed to vest and been forfeited.  In connection with the adoption of our 2010 Long-Term Incentive Plan, our Board of Directors determined that no additional awards of stock options or restricted stock will be made under the 2009 Option Plan, and that the 2009 Option Plan will be terminated following the exercise or expiration of all stock options currently outstanding under such plan.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved, our 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries.  The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock.  As of March 2, 2012, 125,000 shares of restricted stock and options to purchase an aggregate of 100,000 shares of common stock had been granted under the 2010 Incentive Plan.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation paid to our directors during the year ended December 31, 2011.

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

Engagement Letters

We have renewed the engagement letters with each of our three independent directors.  Pursuant to the renewed engagement letters, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB 40,000 (approximately $5,901), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $3.32 per share.  As of the date of this report, no warrants have been issued to Mr. Bennett.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND   RELATED  STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 12, 2012 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 12, 2012, an aggregate of 43,404,577 shares of our common stock were outstanding.
Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership		Percent of Class(3)
Directors and Executive Officers

Zhilin Li President, Chief Executive Officer and Chairman of the Board	10,075,000	(4)	23.1%
Frank Waung Chief Financial Officer	273,415	(5)	*
Heung Mei Tsui. Director	9,312,651		21.5%
Yingwen Zhang Director	0		*
Gene Michael Bennett Director	0		*
Baowen Dong Director	0		*
All directors and executive officers as a group (6 persons)	19,661,066		45.0%

Greater than 5% Stockholders

Peter Siris 237 Park Avenue, 9th Floor New York, New York 10017	2,713,120(6)		6.2%
Leigh S. Curry 237 Park Avenue, 9th Floor New York, New York 10017	2,713,120(6)		6.2%
Jian Yang	2,278,815		5.2%
William P. Wells 5100 Poplar Ave, Ste 805 Memphis, TN 38137	2,425,137(8)		5.59%
__________________

*	Represents less than 1%.

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

(3)
In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may  acquire, within 60 days of March 12, 2012 upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,529,557 shares of common stock outstanding as of March 12, 2012, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days of March 12, 2012 (for those who have options).

(4)	Does not include options to purchase 50,000 shares of common stock that are not exercisable within 60 days.

(5)	Includes options to purchase 260,000 shares of common stock that are presently exercisable. Does not include options to purchase 50,000 shares of common stock that are not exercisable within 60 days.

(6)	Consists of 2,713,120 shares of common stock owned by Guerilla Capital Management LLC (“Guerilla”). Peter Siris and Leigh S. Curry share dispositive and voting power over the shares held by Guerilla.

(7)
Consists of shares of common stock that are beneficially owned by Heartland Advisors, Inc. (“Heartland”) by virtue of its investment discretion and voting authority granted by certain of its clients, which may be revoked at any time.  Mr. Nasgovitz has investment and voting power over the shares beneficially owned by Heartland.

(8)
Consists of (i) 162,637 shares of common stock owned by Pope Investments II LLC (“Pope II”) and (ii) 2,262,500 shares of our common stock owned by Pope Asset Management, LLC (“Pope Management”).  Pope Management is the manager and/or investment advisor of Pope II.  Mr. Wells is the sole manager of Pope Management and has dispositive and voting power over the shares held by Pope II and Pope Management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the last two fiscal years, Heung Mei Tsui, one of our directors, made various loans to our company.  The balance of such loans was $899,314 and $303,644 at December 31, 2011 and 2010, respectively.  A portion of such loans is evidenced by a written loan agreement dated September 27, 2010 between Mr. Tsui and Onny Investment Limited in the principal amount of $230,000.  Pursuant to the terms of the loan agreement, the loan bears interest at a rate of 1% per annum and principle and interest are payable on March 26, 2011.  The potion of the loans not subject to a written agreement also accrue interest at the rate of 1% per annum and are payable on demand.

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

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE Amex.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Hansen, Barnett & Maxwell, P.C. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $142,000 and $165,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services were approximately $43,000 and $15,000 for the fiscal years ended December 31, 2011 and 2010, respectively. The audit-related fees related to the audit of restated and amended financial statements for December 31, 2010 and to the review of related financial statements for interim periods, to responding to potential investors’ due diligence questions, and to the review of responses to SEC comment letters.

Tax Fees

The aggregate fees billed by our principal accountants for tax or tax related services were $4,000 and $5,000 for the fiscal years ended December 31, 2011 and 2010, respectively. The tax services related to the preparation of Delaware franchise tax returns and to the preparation of U.S. Federal income tax returns.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Our Board of Directors has approved the tax and tax related services provided by our principal accountants.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2012	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 14, 2012

/s/ Frank Waung Frank Waung	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2012

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 14, 2012

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 14, 2012

/s/ Yingwen Zhang Yingwen Zhang	Director	March 14, 2012

/s/ Baowen Dong Baowen Dong	Director	March 14, 2012

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

CHINA PHARMA HOLDINGS, INC.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2011).

10.1	Engagement Letter dated April 28, 2009 between the Company and Heung Mei Tsui. (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

10.2	Warrant issued to Hayden Communications International, Inc., dated December 24, 2008 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2008).

10.3	2009 Stock Option Plan of the Company (incorporated by reference to Appendix B of the Company’s Preliminary Information Statement on Schedule 14C filed on September 3, 2009).

10.4	Option Grant Agreement dated as of April 28, 2010 between the Company and Frank Waung (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).

10.5
Employment Agreement dated July 1, 2010 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2010).

10.6	Employment Agreement dated July 1, 2010 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Frank Waung (incorporated by reference to our Current Report on Form 8-K filed on August 9, 2010).

10.7	Form of Warrant, dated May 17, 2010, issued to FirsTrust Group Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

10.8	Loan Agreement dated September 27, 2010 between Onny Investment Limited and Heung Mei Tsui (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

10.9	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.10	Employment Agreement dated May 31, 2011 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Frank Waung (incorporated by reference to our Current Report on Form 8-K filed on June 1,2011).

10.11
Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1,2011).

10.12
Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company(incorporated by reference to our Current Report on Form 8-K filed on June 1,2011).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of Hansen, Barnett & Maxwell, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

___________
* filed herewith.
** The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CHINA PHARMA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
China Pharma Holdings, Inc.

We have audited the consolidated balance sheets of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 14, 2012

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,050,854	$3,692,086
Banker's acceptances	83,512	-
Trade accounts receivable, less allowance for doubtful
accounts of $3,536,405 and $3,317,017, respectively	69,695,556	61,947,737
Other receivables, less allowance for doubtful
accounts of $38,921 and $15,669, respectively	55,039	65,019
Advances to suppliers	5,778,841	5,311,896
Inventory	30,378,658	20,388,935
Deferred tax assets	566,226	528,684
Total Current Assets	110,608,686	91,934,357
Advances for purchases of property and equipment	170,323	114,946
Advances for purchases of intangible assets	36,194,494	29,781,388
Property and equipment, net of accumulated depreciation of
$3,391,124 and $3,436,182, respectively	6,334,817	6,372,487
Intangible assets, net of accumulated amortization of
$3,041,804 and $2,342,081, respectively	3,082,671	3,547,763
TOTAL ASSETS	$156,390,991	$131,750,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,112,385	$4,937,781
Accrued expenses	184,017	98,206
Accrued taxes payable	3,082,353	2,386,019
Other payables	784,697	92,077
Advances from customers	1,784,474	1,208,988
Other payables - related parties	899,314	303,644
Short-term notes payable	3,931,745	3,781,119
Total Current Liabilities	13,778,985	12,807,834
Long-term deferred tax liability	128,909	71,673
Derivative warrant liability	-	934,260
Total Liabilities	13,907,894	13,813,767
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,529,557 shares and 43,404,557 shares outstanding, respectively	43,530	43,405
Additional paid-in capital	23,448,534	23,252,476
Retained earnings	104,286,666	85,017,024
Accumulated other comprehensive income	14,704,367	9,624,269
Total Stockholders' Equity	142,483,097	117,937,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,390,991	$131,750,941

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2011	2010
Revenue	$81,166,739	$74,388,180
Cost of revenue	52,178,680	44,105,447

Gross profit	28,988,059	30,282,733

Operating expenses:
Selling expenses	3,439,522	2,542,826
General and administrative expenses	3,716,397	3,039,450
Bad debt expense	108,085	505,224
Total operating expenses	7,264,004	6,087,500

Government subsidy income	301,672	469,509

Income from operations	22,025,727	24,664,742

Other income (expense):
Interest income	7,208	15,413
Interest expense	(255,198)	(168,258)
Derivative gain	934,260	1,588,888
Net other income	686,270	1,436,043

Income before income taxes	22,711,997	26,100,785
Income tax expense	(3,442,355)	(2,686,438)
Net income	19,269,642	23,414,347

Other comprehensive income - foreign currency
translation adjustment	5,080,098	3,721,462
Comprehensive income	$24,349,740	$27,135,809

Earnings per Share:
Basic	$0.44	$0.54
Diluted	$0.44	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2009,	42,308,350	$42,308	$20,325,157	$61,602,677	$5,902,807	$87,872,949
Exercise of warrants for cash	1,085,292	1,086	2,581,914	-	-	2,583,000
Issuance of stock as compensation	6,863	7	20,993	-	-	21,000
Exercise of stock options, net of 35,948 shares
received as payment of exercise price	4,052	4	(4)	-	-	-
Stock-based compensation from stock options	-	-	207,423	-	-	207,423
Issuance of warrants as compensation	-	-	116,993	-	-	116,993
Net income for the year	-	-	-	23,414,347	-	23,414,347
Foreign currency translation adjustment	-	-	-	-	3,721,462	3,721,462
Balance, December 31, 2010	43,404,557	43,405	23,252,476	85,017,024	9,624,269	117,937,174
Issuance of options as compensation	-	-	76,991	-	-	76,991
Issuance of non-vested common stock
as compensation	125,000	125	119,067	-	-	119,192
Net income for the year	-	-	-	19,269,642	-	19,269,642
Foreign currency translation adjustment	-	-	-	-	5,080,098	5,080,098
Balance, December 31, 2011	43,529,557	$43,530	$23,448,534	$104,286,666	$14,704,367	$142,483,097

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$19,269,642	$23,414,347
Depreciation and amortization	1,174,822	1,505,195
Stock based compensation	196,183	345,416
Derivative gain	(934,260)	(1,588,888)
Bad debt expense	108,085	505,224
Deferred income taxes	37,281	(123,177)
Changes in assets and liabilities:
Trade accounts and other receivables	(11,392,154)	(9,231,358)
Advances to suppliers	(251,171)	(3,367,119)
Inventory	(2,925,143)	(5,530,989)
Trade accounts payable	(1,928,259)	895,001
Accrued expenses and other liabilities	758,783	74,063
Accrued taxes payable	591,470	785,383
Other payables	13,327	(30,183)
Advances from customers	518,718	132,572
Net Cash Provided by Operating Activities	5,237,324	7,785,487

Cash Flows from Investing Activities:
Net investment in banker's acceptances	(82,149)	-
Advances for purchases of property and equipment
and intangible assets	(5,191,385)	(10,454,529)
Purchase of property and equipment	(352,362)	(63,852)
Net Cash Used in Investing Activities	(5,625,896)	(10,518,381)

Cash Flows from Financing Activity:
Proceeds from issuance of notes payable	-	3,687,996
Payments of notes payable	-	(3,835,515)
Borrowings from related party	595,670	227,903
Proceeds from exercise of warrants	-	2,583,000
Net Cash Provided by Financing Activity	595,670	2,663,384

Effect of Exchange Rate Changes on Cash	151,670	126,843
Net Increase in Cash	358,768	57,333
Cash and Cash Equivalents at Beginning of Year	3,692,086	3,634,753
Cash and Cash Equivalents at End of Year	$4,050,854	$3,692,086

Supplemental Cash Flow Information:
Cash paid for interest	$248,018	$168,258
Cash paid for income taxes	4,532,592	2,839,548
Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$143,151	$100,160
Accounts receivable collected with banker's acceptances	6,102,570	-
Inventory purchased with banker's acceptances	6,102,570	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Foreign Investment Industrial Catalogue (the Catalogue) jointly issued by the China’s Ministry of Commerce and the National Development and Reform Commission (as the latest version is the year 2011 version) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the FIE) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not our case. Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson from Helpson’s three former shareholders on May 25, 2005 by entry into an Equity Transfer Agreement with such three parties on May 25, 2005. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishing of Enterprises with Foreign Investment in the PRC on the same day and its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005.

Through Helpson, the Company manufactures and markets generic and branded pharmaceutical products primarily to hospitals and private retailers located throughout the PRC. The Company has and continues to acquire well-accepted medical formulas to maintain a diverse portfolio of Western and Chinese medicines. Helpson also manufactures biochemical products and health products.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker’s acceptances purchased with maturities of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. At December 31, 2011, trade accounts receivables included $14,973,639 from sales that occurred more than one year prior to December 31, 2011, that Management believes are collectable.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. No impairment was recognized during the years ended December 31, 2011 and 2010.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development costs were not material during the years ended December 31, 2011 and 2010.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by provincial governments. The governments benefit plans assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $166,071 and $67,675 to retirement benefit plans for the years ended December 31, 2011 and 2010, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. Total advertising expense for the years ended December 31, 2011 and 2010 were $0 and $3,393, respectively.

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Years Ended
	December 31,
	2011	2010
Net income	$19,269,642	$23,414,347
Basic weighted-average common shares outstanding	43,479,899	43,329,554
Effect of dilutive securities:
Warrants	-	189,348
Options	-	13,533
Diluted weighted-average common shares outstanding	43,479,899	43,532,435
Basic earnings per share	$0.44	$0.54
Diluted earnings per share	$0.44	$0.54

Potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive as follows:

	For the Years Ended
	December 31,
	2011	2010
Warrants with exercise prices of $3.00 to $3.80 per share	150,000	183,333
Options with an exercise price of $2.54 to $3.47 per share	310,000	200,000
Total	460,000	383,333

Credit Risk – The carrying amounts of accounts receivable included in the balance sheet represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer's financial condition and maintains that actual losses in the aggregate have not exceeded Management's estimations since the Company has not experienced any bad debt losses.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Recently Announced Accounting Standards - In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company as of January 1, 2011 and did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued guidance to clarify classification of an employee stock-based payment award when the exercise price is denominated in the currency of a market in which the underlying equity security trades. The guidance became effective for the Company as of January 1, 2011 and did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company adopted this guidance and it did not have a material impact on the consolidated financial statements.

Reclassification – The Company has reclassified certain 2010 amounts to conform to the 2011 presentation. The principal item was the reclassification of $25,501,003 from intangible assets to advances for purchases of intangible assets on the accompanying consolidated balance sheet at December 31, 2010. The reclassifications had no effect on net income.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2011	2010
Raw materials	$24,920,825	$16,258,346
Finished goods	5,457,833	4,130,589
Total Inventory	$30,378,658	$20,388,935

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
Permit of land use	$442,978	$426,007
Building	2,397,286	2,305,445
Plant, machinery and equipment	6,184,254	5,734,222
Motor vehicle	145,300	139,733
Office equipment	204,552	124,817
Construction in progress	351,571	338,103
Total	9,725,941	9,068,327
Less: accumulated depreciation	(3,391,124)	(2,695,840)
Property and Equipment, net	$6,334,817	$6,372,487

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

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2011 and 2010, depreciation expense was $578,297 and $591,562, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the State Food and Drug Administration (the “SFDA”) in China. During the years ended December 31, 2011 or 2010, the Company did not obtain SFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date SFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $596,525 and $913,633 for the years ended December 31, 2011 and 2010, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of SFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the years ended December 31, 2011 or 2010.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Intangible assets consisted solely of SFDA approved medical formulas as follows:

	December 31,
	2011	2010
Gross carrying amount	$6,124,475	$5,889,844
Accumulated amortization	(3,041,804)	(2,342,081)
Net carrying amount	$3,082,671	$3,547,763

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2012	$605,642
2013	606,423
2014	591,149
2015	590,696
2016	416,437
Thereafter	272,324
Total	$3,082,671

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSSETS AND PROPERTY AND EQUIPMENT

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although SFDA approval has not been obtained for these medical formulas at the dates of the contracts, the object of the contracts is for the purchase of SFDA-approved medical formulas once the SFDA approval process is completed. Some of the medical formulas currently in the SFDA approval process also come with SFDA-approved patents, and the Company has received the title for one patent and is currently in the transfer process to receive another one. The related patents have not expired.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

At December 31, 2011, the Company was obligated to pay laboratories approximately $8,640,000 upon their completion of the various phases of contracts to provide SFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and December 31, 2010, a member of the Company’s board of directors advanced the Company $595,670 and $227,903, respectively.  Total advances owing to the board member were $899,314 and $303,644 as of December 31, 2011 and December 31, 2010, respectively, and are recorded as other payables – related parties on the accompanying consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On July 2, 2009, the Company entered into a revolving line of credit with a bank, with the related note payable bearing interest at an annual rate of 5.31% and collateralized by certain land use rights, buildings, machinery and equipment. The revolving line of credit was paid in full during the third quarter of fiscal 2010.

On September 30, 2010, the Company entered into a new revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3,800,000), with the related note payable bearing interest at a base rate equal to the PRC’s floating six-month to one year rate of 5.56% plus an additional 10% of the base rate, with a resulting rate of 6.12% at December 31, 2010. Advances on the line of credit are due one year from the date of the advance, with the note payable collateralized by certain land use rights and buildings. On October 26, 2011 the Company renewed the underlying note with the same bank.  The new note bears interest at a base rate equal to the PRC’s floating six-month to one year rate of 6.56% plus an additional 15% of the base rate, with a resulting rate of 7.54% at December 31, 2011. Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 ($3,931,745) at December 31, 2011. This amount has been classified as short-term notes payable in the accompanying consolidated balance sheet at December 31, 2011.  The Company has no additional amounts available to it under the line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at December 31, 2011 and 2010 approximated their fair value because of the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $102.7 million at December 31, 2011. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (EIT Law) and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. However, because the Company was in existence prior to the March 16, 2007 China tax law change, it is gradually transitioning to the new 25% tax rate over a five year period beginning on January 1, 2008. The phase-in income tax rate is 22% for 2010 and 25% for 2011. Also, the Company is permitted to use its remaining tax holiday, so it continued to have a favorable income tax rate at the rate of half of the phase-in income tax rate during 2010 of 11%.  During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2011	2010
Current	$3,458,568	$2,809,615
Deferred	(16,213)	(123,177)
Total income tax expense	$3,442,355	$2,686,438

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2011	2010
Tax at statutory rate of 25%	$5,677,999	$6,525,196
Non-deductible expenses (non-taxable income)	261,122	324,258
Effect of change in tax rate	-	(118,868)
Effect of tax holiday	(2,330,566)	(3,610,134)
Change in valuation allowance	(166,200)	(434,014)
Income tax expense	$3,442,355	$2,686,438

The effect of the tax holiday amounted to savings of $2,330,566 and $3,610,134 for the years ended December 31, 2011 and 2010, which was equivalent to basic and diluted earnings per share of $0.05 and $0.08 per share for the years ended December 31, 2011 and 2010, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2011	2010
Deferred income tax assets:
Allowance for doubtful trade receivables	$530,461	$497,553
Allowance for doubtful other receivables	5,838	2,350
Expenses not deductible in current year	29,927	28,781
Share based compensation	172,911	106,208
Derivative warrant liability	-	317,648
U.S. net operating losses	618,236	200,791
Total deferred income tax assets	1,357,373	1,153,331
Valuation allowance	(791,147)	(624,647)
Net deferred income tax asset	$566,226	$528,684
Deferred income tax liability:
Intangible assets	$128,909	$71,673

As of December 31, 2011, the Company has net operating loss from continuing operations for United States federal income tax purposes of $1,818,341 which are available to offset future taxable income, if any, through 2031.  In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of December 31, 2011.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $791,147 as of December 31, 2011.

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.  During 2011 and 2010, the Company received an incentive payment from the tax authority of the Hainan provincial government in the PRC totaling $301,672 and $469,509, respectively, which has been recorded as government subsidy income on the accompanying statements of operations and comprehensive income for the years ended December 31, 2011 and 2010.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Management is required to evaluate tax positions taken by the Company and to recognize a tax liability or asset if it is more likely than not that the tax positions taken would not be sustained upon examination by tax authorities. Management has analyzed the tax positions taken and has concluded that, as of December 31, 2011, there were no uncertain positions taken or expected to be taken that would require recognition of a liability or asset or disclosure in the financial statements. The Company is subject to routine audits by taxing jurisdictions and could be subject to income tax if certain issues were found. Although, there are currently no audits of any tax periods, tax returns for tax years after 2008 remain subject to examination.

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

The Company used a Lattice valuation model to measure the fair value of the warrants, and based on the following assumptions, the fair values were as follows:

	December 31,	December 31,
	2011	2010
Risk free interest rate	-	2.93%
Expected life, in years	-	0.41
Expected dividend rate	-	0%
Volatility	-	67.21%
Fair value	-	$934,260

Changes to the warrant derivative liability are recognized in the results of operations and resulted in derivative gains of $934,260 and $1,588,888 for the years ended December 31, 2011 and 2010, respectively.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker’s acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained in Note 9.  Banker’s acceptance notes are frequently used in the PRC as payment to vendors and trade at their face amount, which was determined to be their fair value.  The Company held the following assets and liabilities recorded at fair value as of December 31, 2011 and 2010:

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$83,512	$-	$83,512	$-
Total	$83,512	$-	$83,512	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2010	Level 1	Level 2	Level 3
Derivatives	$934,260	$-	$-	$934,260
Total	$934,260	$-	$-	$934,260

NOTE 11 - STOCKHOLDERS' EQUITY

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

On November 14, 2010, the Company issued 6,863 shares of common stock to its Chief Financial Officer with a fair value of $21,000 based on the closing market price as of that date of $3.06 per share.  The Company recognized compensation expense for the fair value as general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Warrants

As of December 31, 2011, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire May 16, 2013. At December 31, 2011, the warrants had a weighted-average exercise price of $3.40 per share, a weighted-average remaining contractual life of 1.4 years and a total intrinsic value of $0.  Warrants to purchase 200,000 shares of common stock at $2.80 to $3.60 per share expired unexercised during the second quarter of 2011.  Warrants to purchase an additional 16,666 shares of common stock at exercise prices ranging from $3.00 to $3.50 expired unexercised during the fourth quarter of 2011.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

 Employee Stock Options

2009 Stock Option Plan

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants, or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan currently allows for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. As of December 31, 2011, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 have been exercised and 50,000 have failed to vest and have been forfeited. In connection with the adoption of the 2010 Long-Term Incentive Plan of the Company (the “2010 Incentive Plan”) as described in the paragraph below, the Company’s Board of Directors determined that no additional awards of stock options or restricted stock will be made under the 2009 Option Plan, and that the 2009 Option Plan will be terminated following the exercise or expiration of all stock options currently outstanding under such plan.

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Incentive Plan, which gave the Company the ability to grant stock options, restricted (nonvested) stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock.

The Company granted stock options under the 2009 and 2010 Stock Options Plan during the years ended December 31, 2011 and 2010, and recognized $196,184 and $207,423, respectively, of compensation expense as general and administrative expenses related to employee stock options. The total income tax benefit recognized from the related stock-based compensation was $49,046 and $51,856 for the years ended December 31, 2011 and 2010, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In addition, on May 25, 2011, the Company awarded 125,000 nonvested shares of common stock under the 2010 Incentive Plan to two of its executive officers valued at $317,500 based on the closing market price on the date of grant of $2.54 per share. The nonvested shares vest as follows: 25,000 shares on April 28, 2012, 50,000 shares on May 25, 2012, and 50,000 shares vest on the six-month anniversary of the closing of an offering of securities of the Company for aggregate gross proceeds of at least $20 million by April 27, 2012, provided the officer is employed on that date. The Company is holding the shares, subject to their vesting, and can cancel the shares if they do not vest. Compensation for the 75,000 shares that vest under the service condition is being recognized over the period the shares vest. A total of $127,000 of compensation will be recognized upon the achievement of the vesting criteria for the 50,000 performance-based shares. The Company recognized $119,193 of compensation during the year ended December 31, 2011 relative to the nonvested shares.

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

On October 13, 2009, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $2.75 per share to an officer of the Company under the 2009 Stock Option Plan. The options vest in two equal tranches on April 28, 2010 and September 30, 2010 and expire two years from the respective vesting dates. The exercise price for the options represents 85% of the market price on the date of grant. The grant-date fair value of the option of $1.35 per share, or $134,600 in total, was based on the grant-date closing market price of $3.23 per share and on the following weighted-average assumptions: risk free interest rate of 1.42%, expected dividend yield of 0%, expected volatility of 79.1% and an expected life of 1.4 years.

On November 14, 2010, the Company issued 4,052 shares of common stock to its Chief Financial Officer upon the exercise of 40,000 options to purchase common stock at an exercise price of $2.75 per share. The total intrinsic value of the options exercised was $12,400. The options were exercised on a cashless basis and the exercise price was paid by the officer giving up 35,948 shares of common stock based on the closing market price on the exercise date of $3.06.

A summary of option activity under the 2009 Stock Option Plan and 2010 Incentive Plan as of December 31, 2011 and 2010, and changes during the years then ended is presented below:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2009	100,000	$2.75
Granted	200,000	3.47
Exercised	(40,000)	2.75
Forfeited	(50,000)	3.47
Outstanding at December 31, 2010	210,000	3.26
Granted	100,000	2.54
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2011	310,000	$3.03	1.22	$-
Exercisable at December 31, 2011	210,000	$3.26	1.14	$-

A summary of the status of the Company’s nonvested shares at December 31, 2011, and changes during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Awarded	125,000	$2.54
Nonvested at December 31, 2011	125,000	$2.54

At December 31, 2011, the total remaining unrecognized compensation expense related to stock options was $49,928, of which $14,638 will be recognized in the first half of 2012. In addition, a total of $35,290 will be recognized upon the achievement of certain performance-based vesting criteria. As of December 31, 2011, the aggregate intrinsic value of the options was $0.  At December 31, 2011, the total remaining unrecognized compensation expense related to nonvested stock awards was $198,307, of which $71,307 will be recognized in the first half of 2012 and $127,000 will be recognized only upon the achievement of the performance-based vesting criteria.  None of the performance-based criteria had been met for the non-qualified stock options and nonvested stock for the year ended December 31, 2011.

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

NOTE 13 – CONCENTRATIONS

For the year ended December 31, 2011 and 2010, one customer accounted for 20.4% and 30% of sales, respectively.

At December 31, 2011 and 2010, one customer accounted for 10.2% and 17.0% of accounts receivable, respectively. For the years ended December 31, 2011 and 2010, purchases from one supplier made up 20.8% and 40.0% of raw material purchases, respectively.