Form 10-Q
period 2012-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2012-05-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,529,557 shares of Common Stock, $.001 par value, were outstanding as of May 10, 2012.

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATIONPage

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets
	As of March 31, 2012 (Unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations and Comprehensive Income
	For the Three Months Ended March 31, 2012 and 2011 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows
	For the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements
	March 31, 2012 and 2011 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures.	25

PART II OTHER INFORMATION

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,319,806	$4,050,854
Banker's acceptances	365,285	83,512
Trade accounts receivable, less allowance for doubtful
accounts of $3,876,469 and $3,536,405, respectively	73,546,111	69,695,556
Other receivables, less allowance for doubtful
accounts of $41,106 and $38,921, respectively	75,604	55,039
Advances to suppliers	4,871,928	5,778,841
Inventory	34,323,345	30,378,658
Deferred tax assets	617,753	566,226
Total Current Assets	117,119,832	110,608,686

Advances for purchases of property and equipment	171,402	170,323
Advances for purchases of intangible assets	37,212,570	36,194,494
Property and equipment, net of accumulated depreciation of
$3,624,697 and $3,391,124, respectively	6,170,744	6,334,817
Intangible assets, net of accumulated amortization of
$3,213,631 and $3,041,804, respectively	2,949,625	3,082,671
TOTAL ASSETS	$163,624,173	$156,390,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$5,853,875	$3,112,385
Accrued expenses	145,212	184,017
Accrued taxes payable	3,544,878	3,082,353
Other payables	890,698	784,697
Advances from customers	2,015,380	1,784,474
Other payables - related parties	861,563	899,314
Short-term notes payable	3,956,642	3,931,745
Total Current Liabilities	17,268,248	13,778,985
Long-term deferred tax liability	143,407	128,909
Total Liabilities	17,411,655	13,907,894
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,529,557 shares and 43,529,557 shares outstanding, respectively	43,530	43,530
Additional paid-in capital	23,505,022	23,448,534
Retained earnings	107,093,025	104,286,666
Accumulated other comprehensive income	15,570,941	14,704,367
Total Stockholders' Equity	146,212,518	142,483,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,624,173	$156,390,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months
	Ended March 31,
	2012	2011
Revenue	$16,086,731	$18,119,557
Cost of revenue	10,782,384	11,249,946

Gross profit	5,304,347	6,869,611

Operating expenses:
Selling expenses	894,060	604,481
General and administrative expenses	676,402	916,945
Bad debt expense	320,098	9,428
Total operating expenses	1,890,560	1,530,854

Income from operations	3,413,787	5,338,757

Other income (expense):
Interest income	690	1,961
Interest expense	(77,537)	(61,214)
Derivative gain	-	677,498
Net other income (expense)	(76,847)	618,245

Income before income taxes	3,336,940	5,957,002
Income tax expense	(530,581)	(853,380)
Net income	2,806,359	5,103,622
Other comprehensive income - foreign currency
translation adjustment	866,574	1,138,038
Comprehensive income	$3,672,933	$6,241,660
Earnings per Share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$2,806,359	$5,103,622
Depreciation and amortization	365,223	441,993
Stock based compensation	56,489	41,898
Bad debt expense	320,098	9,428
Deferred income taxes	(34,312)	(1,414)
Derivative gain	-	(677,498)
Changes in assets and liabilities:
Trade accounts receivable	(5,154,644)	(1,464,957)
Other receivables	(20,247)	(72,955)
Advances to suppliers	944,949	794,570
Inventory	(2,619,634)	(2,525,349)
Trade accounts payable	2,725,945	(1,261,422)
Accrued expenses	11,517	194,444
Accrued taxes payable	443,684	184,552
Other payables	54,337	44,932
Advances from customers	219,942	574,632
Net Cash Provided by Operating Activities	119,706	1,386,476

Cash Flows from Investing Activities:
Net investment in banker's acceptances	-	(467,902)
Advances for purchases of property and equipment
and intangible assets	(790,092)	(848,378)
Purchase of property and equipment	(7,926)	(60,949)
Net Cash Used in Investing Activities	(798,018)	(1,377,229)

Cash Flows from Financing Activity:
Proceeds from related party loan	-	67,919
Net Cash Provided by Financing Activity	-	67,919

Effect of Exchange Rate Changes on Cash	(52,736)	34,393
Net Increase (Decrease) in Cash and Cash Equivalents	(731,048)	111,559
Cash and Cash Equivalents at Beginning of Period	4,050,854	3,692,086
Cash and Cash Equivalents at End of Period	$3,319,806	$3,803,645
CHINA PHARMA HOLDINGS, INC.
Supplemental Cash Flow Information:
Cash paid for interest	$75,567	$58,170
Cash paid for income taxes	274,587	385,546

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$144,057	$143,839
Accounts receivable collected with banker's acceptances	1,420,102	-
Inventory purchased with banker's acceptances	1,138,429	-

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission on March 14, 2012.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2012	2011
Net income	$2,806,359	$5,103,622
Basic weighted-average common shares outstanding	43,529,557	43,404,557
Effect of dilutive securities:
Warrants	-	-
Options	-	10,606
Diluted weighted-average common shares outstanding	43,529,557	43,415,163
Basic earnings per share	$0.06	$0.12
Diluted earnings per share	$0.06	$0.12

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months
	Ended March 31,
	2012	2011
Warrants with exercise prices of $3.00 to $3.80 per share	150,000	1,916,666
Options with an exercise price of $2.54 to $3.47 per share	310,000	150,000
Total	460,000	2,066,666

Reclassification – The Company has reclassified certain 2011 amounts to conform to the 2012 presentation. The reclassifications had no effect on net income.

NOTE 2 - INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$27,743,925	$24,920,825
Finished goods	6,579,420	5,457,833
Total Inventory	$34,323,345	$30,378,658

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	March 31,	December 31,
	2012	2011
Permit of land use	$445,783	$442,978
Building	2,412,466	2,397,286
Plant, machinery and equipment	6,230,252	6,184,254
Motor vehicle	146,220	145,300
Office equipment	206,923	204,552
Construction in progress	353,797	351,571
Total	9,795,441	9,725,941
Less: accumulated depreciation	(3,624,697)	(3,391,124)
Property and Equipment, net	$6,170,744	$6,334,817

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

For the three months ended March 31, 2012 and 2011, depreciation expense was $212,424 and $207,596, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the State Food and Drug Administration (the “SFDA”) in China. During the three months ended March 31, 2012 or 2011, the Company did not obtain SFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date SFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $152,799 and $234,397 for the three months ended March 31, 2012 and 2011, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of SFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the three months ended March 31, 2012 or 2011.

At March 31, 2012 and December 31, 2011, intangible assets consisted solely of SFDA approved medical formulas as follows:

	March 31,	December 31,
	2012	2011
Gross carrying amount	$6,163,256	$6,124,475
Accumulated amortization	(3,213,631)	(3,041,804)
Net carrying amount	$2,949,625	$3,082,671

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase medical formulas. Although SFDA approval has not been obtained for these medical formulas as of the dates of the contracts, the object of the contracts is for the purchase of SFDA-approved medical formulas once the SFDA approval process is completed. Some of the medical formulas currently in the SFDA approval process also come with SFDA-approved patents, and the Company has received the title for one patent and is currently in the transfer process to receive another other. The related patents have not expired.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $861,563 and $899,314 at March 31, 2012 and December 31, 2011, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On September 30, 2010, the Company entered into a revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.9 million).  On October 26, 2011 the Company renewed the underlying note with the same bank.  The related note payable bears interest at an annual rate of 7.54% (based upon 115% of the PRC government current short term rate of 6.56%). Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 (approximately $3.9 million) at March 31, 2012. This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheet at March 31, 2012. At March 31, 2012, the Company had no additional amounts available to it under the line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at March 31, 2012 and December 31, 2011 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $110.8 million at March 31, 2012. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2012	2011
Current	$564,893	$854,794
Deferred	(34,312)	(1,414)
Total income tax expense	$530,581	$853,380

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at
		Reporting Date Using
Description	March 31, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$365,285	$-	$365,285	$-
Total	$365,285	$-	$365,285	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$83,512	$-	$83,512	$-
Total	$83,512	$-	$83,512	$-

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of March 31, 2012, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire May 16, 2013. At March 31, 2012, the warrants had a weighted-average exercise price of $3.40 per share, a weighted-average remaining contractual life of 1.1 years and a total intrinsic value of $0.

Stock and Stock Options

2009 Stock Option Plan

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants, or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan currently allows for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. As of March 31, 2012, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 have been exercised and 50,000 have failed to vest and have been forfeited. In connection with the adoption of the 2010 Long-Term Incentive Plan of the Company (the “2010 Incentive Plan”) as described in the paragraph below, the Company’s Board of Directors determined that no additional awards of stock options or restricted stock will be made under the 2009 Option Plan, and that the 2009 Option Plan will be terminated following the exercise or expiration of all stock options currently outstanding under such plan.  See Note 13.

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Incentive Plan, which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2012, 125,000 shares of common stock and options to purchase an aggregate of 100,000 shares of stock options had been granted under the 2010 Incentive Plan.

During the three months ended March 31, 2012 and 2011, the Company recognized $56,489 and $41,898 respectively of compensation expense as general and administrative expenses related to stock and stock options granted in 2011 and 2010. At March 31, 2012, the total remaining unrecognized compensation expense related to stock options was $5,514 which is anticipated to be recognized in the second quarter of 2012. As of March 31, 2012, the aggregate intrinsic value of the options was $0.

At March 31, 2012, the total remaining unrecognized compensation expense related to stock grants was $23,943 which is anticipated to be recognized in the second quarter of 2012.

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

NOTE 12 – CONCENTRATIONS

At December 31, 2011, one customer accounted for 20.4% of accounts receivable. At March 31, 2012, no customer accounted for more than 10% of accounts receivable.

For the three months ended March 31, 2012, one customer accounted for 10.3% of sales. For the three months ended March 31, 2011, one customer accounted for 21.8% of sales.

For the three months ended March 31, 2012, purchases from one supplier accounted for 14.1% of raw material purchases. For the three months ended March 31, 2011, purchases from three suppliers accounted for 27.0%, 14.9% and 11.6% of raw material purchases, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Effective April 28, 2012, the Company and Frank Waung, its  Chief Financial Officer, entered into Amendment Agreement to Non-Qualified Stock Option Agreements to amend the terms of the equity award previously granted to Mr. Waung under the 2009 Option Plan and 2010 Incentive Plan in conjunction with the termination of his employment agreement with the Company on the same date.  The effect of the amendment was to terminate a total of 185,000 vested but unexercised options immediately on April 28, 2012 as opposed to 90 days after the termination date.   Effective the same date, the Company granted 100,000 shares of common stock to Mr. Waung under the 2010 Incentive Plan.

Accordingly, the Company will record a total of $55,775 of stock compensation expense based upon the excess of the fair value of the common stock issued in exchange for the options that were cancelled, i.e., 185,000 options with a fair value of $225 in exchange for 100,000 shares of common stock with a fair value of $56,000 based on the closing market price of our common stock of $0.56 on the date of grant.  The fair value of the stock options was computed using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 0.14%-0.19%, expected dividend yield of 0%, expected volatility of 66.7% and an expected life of 0.5- 1.1 years.

In addition, on April 28, 2012 a total of 25,000 options to purchase common stock granted under the 2009 Option Plan with an exercise price of $2.54 per share expired unexercised and 25,000 shares of common stock granted under the 2010 Incentive Plan failed to vest. As a result of the expiration and the termination of options described above, the 2009 Option Plan no longer has any outstanding securities and has been terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as  "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are  described in this report and in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) and some of which are discussed in our other filings with the SEC. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

At March 31, 2012, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

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

           We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,800 independent regional distributors.  We have grown significantly in recent years, with our net revenues increasing from $21.8 million in 2006 to $81.1 million in 2011, representing a compound annual growth rate, or CAGR, of 30% during this period.  Recently, however, the implementation of the Chinese Healthcare reform is affecting our businesses. Our net revenues decreased by $2.0 million, or by 11%, to $16.1 million for the first three months of 2012 as compared to $18.1 million in the comparable period of 2011.  Our net income increased from $8.6 million in 2006 to $19.3 million in 2011, representing a CAGR of 18% during this period. Our net income decreased by $2.3 million to $2.8 million in the first quarter of 2012 as compared to $5.1 million in the comparable period in 2011. The three-month net income figures for 2011 contain the effect of derivative gains of $0.68 as explained below in this management’s discussion and analysis.

           We often have a seasonal pattern in our sales revenues throughout the year for a variety of reasons, including 1) the higher rates of occurrence of cerebral/cardio diseases and flu in the winter season and 2) Chinese New Year being in the first quarter. As a result, our fourth quarter revenues tend to be higher and our first quarter revenues tend to be lower.

           We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions.  As of March 31, 2012, in addition to our portfolio of 20 commercialized products, we had a number of drugs at different stages of the SFDA registration process.

Below we list the current status of some of our pipeline products:

•
Antibiotic Combination. We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic in the third quarter of 2010. We are currently in Phase II of the clinical trial and it is progressing well.

•
Rosuvastatin. Rosuvastatin is a generic form of Crestor, a drug for indication of high blood cholesterol level. Clinical trials for this generic drug were completed in the fourth quarter of 2010 and we have submitted an application for production approval.

•
Cadesartan. We originally submitted application for production approval of Candesartan, a front-line drug therapy we developed for the treatment of hypertension in 2010. We received request for additional procedures in the fourth quarter of 2011 and we have since completed all newly requested procedures and are currently waiting for the final production approval from the SFDA. We expect to hear from the SFDA before the mid-year mark.

•
Heart Disease Drug. We are developing a medicine for the treatment of coronary heart disease. This product comes with a patented TCM formula and we are currently conducting Phase III clinical trials for this drug. We anticipate the completion of the clinical trail for this product to be completed by the end of 2012.

In addition to the products listed above, we have a number of other new products (also with focus on our main therapeutic areas) pending in various stages of SFDA technical review. We are also evaluating additional opportunities on an on-going basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and universities to help us identify existing drugs and formulas that would fit well with our business model, thus paving the way to generate new products to support our revenue growth in the future.  We remain focused on improving our product portfolio and increasing our internal growth, maintaining and developing new marketing channels, and using our existing sales network in the expanding markets in the PRC to raise our overall market share. The organic growth of the Chinese pharmaceutical market has had a positive effect on, and will continue to direct, our company's development.

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

The Healthcare Reform program announced by the Chinese government in late 2009 is currently having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. Over all, the government plans to provide a basic, universal healthcare system to all citizens of China. In 2010, the government began to broadly implement the policies from the Healthcare Reform. In this respect, products on the Essential Drug List (EDL) are expected to experience an increase in volume but a reduction in their prices, which will have an adverse affect on their net margins. During the past two years, we have seen first-hand the increase in demand for EDL products, but along with the increase in demand, we also experienced degradation in the pricing compared to the past. Furthermore, we observed that there are significant variations in timing and market reaction to the new environment, causing sales volume to increase in some of the affected products. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to EDL products, we are also experiencing pricing pressure on most of our products. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, we believe a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will not only survive but thrive in this environment.

Results of Operations

The following table presents our results of operations for the three-month period ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011	Change	% Chg
Revenue	$16,086,731	$18,119,557	$(2,032,826)	-11%
Cost of Revenue	10,782,384	11,249,946	(467,562)	-4%
Gross Profit	5,304,347	6,869,611	(1,565,264)	-23%
Selling Expenses	894,060	604,481	289,579	48%
General and Admin Expenses	676,402	916,945	(240,543)	-26%
Bad Debt Expense	320,098	9,428	310,670
Income from Operations	3,413,787	5,338,757	(1,924,970)	-36%
Net Interest Income (Expense)	(76,847)	(59,253)	(17,594)
Derivative Gain	-	677,498	(677,498)
Income Tax Expense	530,581	853,380	(322,799)	-38%
Net Income	$2,806,359	$5,103,622	$(2,297,263)	-45%
Basic Net Income per Share	$0.06	$0.12	$(0.06)	-50%
Basic Weighted Average Shares Outstanding	43,529,557	43,404,557
Diluted Net Income per Share	$0.06	$0.12	$(0.06)	-50%
Diluted Weighted Average Shares Outstanding	43,529,557	43,415,163

Three Months Ended March 31, 2012 and 2011

Revenue

For the three months ended March 31, 2012, our sales revenue decreased by $2.0 million, or 11%, to $16.1 million from the $18.1 million in the corresponding period of 2011. The fall in revenue is mainly due to disruptions from the implementation of the ever-changing Healthcare Reform policies. Volatile profit margins at various links in the distribution chain are affecting our products sales structure in unpredictable ways and negatively impacting our sales revenues.

Set forth below are our revenues by product category in millions USD for each of the three months ended March 31, 2012 and 2011.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Three Months Ended March 31		Net Change		% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$4.8	$5.4	$	- 0.6	-11%
Anti-Viro/ Infection & Respiratory	$6.8	$7.1	$	- 0.3	-4%
Digestive Diseases	$2.5	$2.6	$	- 0.1	-2%
Other	$2.0	$3.1	$	- 1.1	-37%

           During the first quarter of fiscal 2012, our overall sales revenue fell by 11% on a year-over-year basis. Most of the decline was from our “Other’s” category where sales fell by 37% to $2.0 million from $3.1 million for the quarter ended March 31, 2012. Short fall in sales of Vitamin B6 was a large contributor for the decline. Sales in the Anti-Viro Infection & Respiratory category fell by 2% to $6.8 million from $7.1 million in the prior year period. The “Digestive” category sales revenues edged lower by 4% to $2.5 million from $2.6 million in the same period prior year. Sales of CNS Cerebral & Cardio Vascular products fell by 11% to $4.8 million from $5.4 million in Q1 of 2011.

The impact of the implementation of the Healthcare Reform has affected pricing of our products throughout the distribution chain. These changes are causing unpredictable volatility in sales because pricing changes are not uniform across all geographical areas. As margins decline due to pricing pressures, every link of the distribution chain is being squeezed and becoming less active. We think pricing pressure from the Healthcare Reform will continue for some time.

Anti-Viro Infection & Respiratory was our largest category by sales in the first quarter of 2012 by capturing 42% of total revenue compares to 39% a year ago. CNS Cerebral & Cardio Vascular category came in second, representing 30% of total sales compares to 30% in the corresponding quarter a year ago. Sales of our Digestive Disease category were 16% of total sales in the first quarter of 2012 compares to 14% last year. Sales of Other category represented 12% of total sales in the latest quarter compares to 17% a year ago.

Gross Margin and Gross Profit

           Gross profit for the three months ended March 31, 2012 was $5.30 million, which was 23% lower compared to $6.87 million in the first quarter of 2011. Our gross margin for the first quarter of 2012 was 33%, compared to 37.9% in the corresponding quarter of 2011. We are seeing pricing pressure on most of our products, although the pressure is not uniform across product lines. We expect current challenging pricing environment to persist for some time.

Pricing pressure has become more evident over the past few quarters as the effect of the Chinese government healthcare reform is being felt across all pharmaceutical products, especially in EDL related products.

In terms of our gross margins by major categories, CNS Cerebral & Cardio Vascular category margins fell to 39.4% from the first quarter 2011 gross margin of 45.3%. Gross margin for our Anti-Viro/Infection & Respiratory category decreased to 25.4% from 27.5%. Gross margin for our Digestive Diseases category decreased to 35.7% from 48.4%, and gross margin for our Other category fell to 40.0% from 44.9%.

In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched.

Selling Expenses

           Our selling expenses for the three months ended March 31, 2012 were $0.89 million, an increase of 48%, compared to $0.60 million for the three months ended March 31, 2011. Selling expenses were approximately 5.6% of revenue in the first quarter of 2012 compared to 3.3% during the comparable quarter a year ago. Most of this increase reflects rising labor cost in our sales organization. Expansion of sales team in the grass-root healthcare institutions as well as rising wages contributed to the overall rising labor cost. That being said, our total selling expenses can be quite volatile from quarter to quarter. Our selling expenses will generally stay around 5% of total revenue.

General Administrative Expenses

           Our general and administrative expenses for the three months ended March 31, 2012 were $0.68 million, or 4.2% of total revenue, a decrease of $0.24 million, compared to $0.92 million, or 5.1% of total revenue, for the same period in 2011. Our general and administrative expenses tend to fluctuate at around 5% of total revenue, and our first quarter 2012 general administrative expenses were in line with historical norms.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $62.3 million and $51.4 million as of March 31, 2012 and December 31, 2011, respectively. The following table illustrates our accounts receivable aging distribution in terms of percent of total accounts receivable as of March 31, 2012 and December 31, 2011:
	March 31,	December 31,
	2012	2011
1 - 90 Days	19.5%	29.9%
90 - 180 Days	27.5%	21.8%
180 - 365 Days	29.8%	27.9%
365 - 720 Days	23.2%	20.4%
Total	100%	100%

Although we have not had to write off any receivables so far in our Company’s history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable amounts that are greater than  720  days old (although there were no amounts over 720 days old at March 31, 2012 or December 31, 2011).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. As of March 31, 2012, our allowance for doubtful accounts was $3.88 million compared to $3.54 million as of December 31, 2011.  The increase in the allowance was mainly due to an increase in our accounts receivable that is between 365 days old and 720 days old, and was recognized as bad debt benefit during the quarter ended March 31, 2012 of $320,098. This is compared to an increase in the allowance of $9,428 during the quarter ended March 31, 2011. The changes in the allowance for doubtful accounts during the three months ended March 31, 2012 and 2011 were as follows (there were no write-offs or recoveries):

	For the Three Months Ended
	March 31,
	2012	2011
Balance, Beginning of Period	$3,536,405	$3,317,017
Bad debt expense (benefit)	320,098	9,428
Foreign currency translation adjustment	19,966	29,342
Balance, End of Period	$3,876,469	$3,355,787

Income from Operations

           Our operating income for the three months ended March 31, 2012 was approximately $3.41 million, compared to $5.34 million for the same period in 2011, which represented a decrease of $1.92 million, or 36%.  The decrease in operating income was mainly due to lower revenue and lower gross margins and higher operating expenses in the current period compared to the corresponding quarter one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations. A derivative gain of $0.68 million was recorded during three months ended March 31, 2011. Our warrants which were subject to derivative liability expired in May of 2011 and we had no derivative profit or loss in three months period ended March 31, 2012.

Income Tax Expense

           Income tax expense for the three months ended March 31, 2012 was $0.53 million, compared with $0.85 million in the same quarter a year ago. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24%. However, because we obtained the “National High-tech Enterprise” status, our tax rate will remain at 15% from 2011 through 2013.

Net Income

           Our net income for the three months ended March 31, 2012 was $2.81 million, a decrease of $2.30 million, or 45%, from $5.10 million for the three months ended March 31, 2011. The main reasons for the decrease in our net income are the decrease in sales revenue, falling gross margins and higher operating expenses. Our net income for the first quarter of 2011 also included a positive effect of $0.68 million derivative gains.

Liquidity and Capital Resources

           Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of March 31, 2012, our cash and cash equivalents outstanding was $3.32 million, which represents 2.0% of our total assets, a decrease of $0.73 million from $4.05 million as of December 31, 2011. Of the $3.69 million of cash and cash equivalents and Banker’s Acceptances at March 31, 2012, a total of $3.66 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, or other payments to our parent company or to its shareholders. As of March 31, 2012, we had a principal balance of $3.96 million in short-term bank loans.  The combination of cash flow generated from operating activities and cash flow from financing activities funded the new purchases of our intangible assets (drug formulas).

Selected Cashflows for Three Months ended March 31, 2012 and 2011

	Three Months Ended March 31
	2012	2011
Cashflow from Operations
Net Income	2,806,359	5,103,622
Depreciation & Amortization	365,223	441,993
Changes in Assets & Liabilities
Account Receivables	(5,154,644)	(1,464,957)
Advances to Suppliers	944,949	794,570
Inventory	(2,619,634)	(2,525,349)
Accounts Payable	2,725,945	(1,261,422)
Net Cash Provided by Operations	119,706	1,386,476

Cashflow from Investing Activties
Advances for purchases of property & equipment and intangible assets	(790,092)	(848,378)

Net Cash Used by Investing Activities	(798,018)	(1,377,229)

Net Cash Provided by Financing Activities	-	67,919

Effect of Exchange Rate change on Cash	(52,736)	34,393
Total Change in Cash	(731,048)	111,559
Cash & Equivalent Beginning Balance	4,050,854	3,692,086
Cash & Equivalent Ending Balance	$3,319,806	$3,803,645

Operating Activities:

           Net cash provided by operating activities was $0.12 million in the three months period ended March 31, 2012 compared to $1.39 million for the same period in 2011. The decrease in cash provided by operating activities was mainly due to lower net income in the period ended March 31, 2012 compared to the corresponding period in 2011.

At March 31, 2012, our accounts receivable was $73.5 million, an increase of $3.8 million from $69.7 million at December 31, 2011. Our receivables increased because our collection was not enough to offset account receivable increases as a result of new sales. For the first three months of fiscal 2012, $5.15 million was used to fund increases in Account Receivables, compared to $1.46 million for this category in the comparable period a year ago.

At March 31, 2012, total inventory was $34.3 million, an increase of $3.9 million from $30.4 million at December 31, 2011. Most of the inventory increase in the first three months of 2012 was due to increased purchase of raw material inventory while the inventory increase in the three months of 2011 was due to a rise in finished goods. Cash usage on Inventories for the three months period ended March 31, 2012 was $2.62 million as compared to $2.53 million in the comparable period for 2011.

For the period ending March 31, 2012, the increase in our accounts payable was responsible for a cash addition of $2.73 million while in the same period in 2011 an increase in accounts payable resulted in cash usage of $1.26 million.

Investing Activities:

           Net cash used in investing activities in the three months ended March 31, 2012 was $0.8 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $0.58 million compared to the same period in 2011 of $1.38 million which also was used to purchase new drug formulas.

Financing Activities:

During the first three months of 2011, a related party lent our company $67,919 at an interest rate of 1% per annum and a term of six months.

We had no financing activities in three months period ended March 31, 2012.

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

Off-Balance Sheet Arrangements

           There were no off-balance sheet arrangements during the three-month periods ended March 31, 2012 or 2011.

Commitments

           At March 31, 2012 and 2011, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

           Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2011. There were no new accounting policies and estimates during the three-month period ended March 31, 2012 that affected us in any material respect.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2011, our Chief Executive Officer and Chief Financial Officer determined that there existed a material weakness in our internal control over financial reporting with respect to our reporting of amortization of intangible assets. The material weakness occurred as a result of lack of technical training and education of our personnel.  During the period covered by this report, we have undertaken steps to correct the material weakness by obtaining education and training in US GAAP for our accounting personnel regarding the proper accounting for and amortization of intangible assets.  As a result, the material weakness has been remediated.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 5.     Other Information

Effective May 9, 2012, the Nominating and Compensation Committee of the Board of Directors of the Company appointed Ms. Zhilin Li, our President and Chief Executive Officer, to be the interim Chief Financial Officer.

Item 6.     Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: May 14, 2012	By: /s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2012	By: /s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                      Description

10.1 - Amendment Agreement to Non-Qualified Stock Option Agreements dated as of April 28, 2012 by and between the Company and Frank Waung (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2012).

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*  – XBRL Instance Document

101.SCH* – XBRL Taxonomy Extension Schema Document

101.CAL* – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* – XBRL Taxonomy Extension Label Linkbase Document

101.PRE* – XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.