Form 10-Q
period 2012-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2012-08-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

+86- 898-6681-1730 (China)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of August 6, 2012.

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,871,551	$4,050,854
Banker's acceptances	460,276	83,512
Trade accounts receivable, less allowance for doubtful
accounts of $4,107,021 and $3,536,405, respectively	71,360,940	69,695,556
Other receivables, less allowance for doubtful
accounts of $47,175 and $38,921, respectively	81,958	55,039
Advances to suppliers	4,346,246	5,778,841
Inventory	36,399,386	30,378,658
Deferred tax assets	653,266	566,226
Total Current Assets	118,173,623	110,608,686

Advances for purchases of property and equipment	171,516	170,323
Advances for purchases of intangible assets	37,719,641	36,194,494
Property and equipment, net of accumulated depreciation of
$3,839,492 and $3,391,124, respectively	6,022,326	6,334,817
Intangible assets, net of accumulated amortization of
$3,368,430 and $3,041,804, respectively	2,798,916	3,082,671
TOTAL ASSETS	$164,886,022	$156,390,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,904,523	$3,112,385
Accrued expenses	161,761	184,017
Accrued taxes payable	3,265,640	3,082,353
Other payables	922,849	784,697
Advances from customers	2,196,244	1,784,474
Other payables - related parties	1,154,567	899,314
Short-term notes payable	3,959,267	3,931,745
Total Current Liabilities	16,564,851	13,778,985
Long-term deferred tax liability	157,192	128,909
Total Liabilities	16,722,043	13,907,894
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,529,557 shares outstanding, respectively	43,580	43,530
Additional paid-in capital	23,590,204	23,448,534
Retained earnings	108,852,943	104,286,666
Accumulated other comprehensive income	15,677,252	14,704,367
Total Stockholders' Equity	148,163,979	142,483,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,886,022	$156,390,991

The accompanying notes are an integral part of these financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenue	$14,598,403	$19,600,852	$30,685,134	$37,720,409
Cost of revenue	10,460,047	12,318,868	21,242,431	23,568,814

Gross profit	4,138,356	7,281,984	9,442,703	14,151,595

Operating expenses:
Selling expenses	881,945	799,220	1,776,005	1,403,701
General and administrative expenses	812,741	986,949	1,489,143	1,903,894
Bad debt expense (benefit)	233,139	(118,704)	553,237	(109,276)
Total operating expenses	1,927,825	1,667,465	3,818,385	3,198,319

Government subsidy income	-	145,447	-	145,447

Income from operations	2,210,531	5,759,966	5,624,318	11,098,723

Other income (expense):
Interest income	791	2,454	1,481	4,415
Interest expense	(78,472)	(61,222)	(156,009)	(122,436)
Derivative gain	-	256,762	-	934,260
Net other income (expense)	(77,681)	197,994	(154,528)	816,239

Income before income taxes	2,132,850	5,957,960	5,469,790	11,914,962
Income tax expense	(372,932)	(888,890)	(903,513)	(1,742,270)
Net income	1,759,918	5,069,070	4,566,277	10,172,692
Other comprehensive income - foreign currency
translation adjustment	106,311	1,709,951	972,885	2,847,989
Comprehensive income	$1,866,229	$6,779,021	$5,539,162	$13,020,681
Earnings per Share:
Basic	$0.04	$0.12	$0.10	$0.23
Diluted	$0.04	$0.12	$0.10	$0.23

The accompanying notes are an integral part of these financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$4,566,277	$10,172,692
Depreciation and amortization	729,167	890,895
Stock based compensation	141,721	81,965
Bad debt expense (benefit)	553,237	(109,276)
Deferred income taxes	(55,634)	16,391
Derivative gain	-	(934,260)
Changes in assets and liabilities:
Trade accounts receivable	(3,756,396)	(2,632,631)
Other receivables	(26,505)	(15,559)
Advances to suppliers	1,873,778	110,882
Inventory	(4,552,918)	(3,086,326)
Trade accounts payable	1,768,420	(2,204,755)
Accrued expenses	46,311	266,666
Accrued taxes payable	161,533	905,113
Other payables	46,552	(8,947)
Advances from customers	398,842	154,239
Net Cash Provided by Operating Activities	1,894,385	3,607,089

Cash Flows from Investing Activities:
Net investment in banker's acceptances	-	(234,921)
Advances for purchases of property and equipment
and intangible assets	(1,270,399)	(2,434,004)
Purchase of property and equipment	(67,722)	(223,769)
Net Cash Used in Investing Activities	(1,338,121)	(2,892,694)

Cash Flows from Financing Activity:
Proceeds from related party loan	293,004	187,919
Net Cash Provided by Financing Activity	293,004	187,919

Effect of Exchange Rate Changes on Cash	(28,571)	93,257
Net Increase in Cash and Cash Equivalents	820,697	995,571
Cash and Cash Equivalents at Beginning of Period	4,050,854	3,692,086
Cash and Cash Equivalents at End of Period	$4,871,551	$4,687,657

Supplemental Cash Flow Information:
Cash paid for interest	$151,667	$118,347
Cash paid for income taxes	588,661	617,544

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$144,153	$145,777
Accounts receivable collected with banker's acceptances	2,026,928	-
Advances to suppliers paid with banker's acceptances	402,338	-
Inventory purchased with banker's acceptances	1,248,820	-

The accompanying notes are an integral part of these financial statements.

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

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by the China’s Ministry of Commerce and the National Development and Reform Commission (as the latest version is the year 2012 version, effective January 30, 2012) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not the case of the Company’s business.

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income	$1,759,918	$5,069,070	$4,566,277	$10,172,692
Basic weighted-average common shares outstanding	43,571,590	43,454,008	43,550,573	43,429,419
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,571,590	43,454,008	43,550,573	43,429,419
Basic earnings per share	$0.04	$0.12	$0.10	$0.23
Diluted earnings per share	$0.04	$0.12	$0.10	$0.23

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Warrants with exercise prices of $3.00 to $3.80 per share	150,000	166,666	150,000	166,666
Options with an exercise price of $2.54 to $3.47 per share	50,000	335,000	50,000	335,000
Total	200,000	501,666	200,000	501,666

NOTE 2 - INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$28,233,578	$24,920,825
Finished goods	8,165,808	5,457,833
Total Inventory	$36,399,386	$30,378,658

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
Permit of land use	$446,078	$442,978
Building	2,414,067	2,397,286
Plant, machinery and equipment	6,289,064	6,184,254
Motor vehicle	146,773	145,300
Office equipment	211,802	204,552
Construction in progress	354,034	351,571
Total	9,861,818	9,725,941
Less: accumulated depreciation	(3,839,492)	(3,391,124)
Property and Equipment, net	$6,022,326	$6,334,817

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

For the three months ended June 30, 2012 and 2011, depreciation expense was $211,743 and $211,657, respectively.  For the six months ended June 30, 2012 and 2011, depreciation expense was $424,167 and $419,253 respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the State Food and Drug Administration (the “SFDA”) in China. During the six months ended June 30, 2012 or 2011, the Company did not obtain SFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date SFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $152,202 and $237,246 for the three months ended June 30, 2012 and 2011, respectively  and $305,000 and $471,642 for the six months ended June 30, 2012 and 2011, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of SFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the six months ended June 30, 2012 or 2011.

At June 30, 2012 and December 31, 2011, intangible assets consisted solely of SFDA approved medical formulas as follows:

	June 30,	December 31,
	2012	2011
Gross carrying amount	$6,167,346	$6,124,475
Accumulated amortization	(3,368,430)	(3,041,804)
Net carrying amount	$2,798,916	$3,082,671

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although SFDA approval has not been obtained for these medical formulas as of the dates of the contracts, the object of the contracts is for the purchase of SFDA-approved medical formulas once the SFDA approval process is completed. Some of the medical formulas currently in the SFDA approval process also come with patents. The Company has received the title for one patent and is currently in the transfer process to receive another. The related patents have not expired.

Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine.  Since the laboratories are not eligible to apply for SFDA production approval, they usually collaborate with a production facility (such as the Company) and apply for the production approval in the name of the manufacturer. The Company buys the final products with the production approval from the SFDA and the laboratories have to complete the SFDA approval process from the point of the contract.

A typical SFDA approval process for the production of a generic medical product involves a number of steps that generally requires three to five years. If the medical formula is purchased at the point when the generic medical product receives the SFDA’s approval for clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After the clinical study is completed, the results are submitted to the SFDA and a production approval application is filed with the SFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain SFDA approval. Upon approving the generic medical product, the SFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, SFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, a member of the Company’s board of directors advanced the Company $293,004. Total advances owing to a board member were $1,154,567 and $899,314 as of June 30, 2012 and December 31, 2011, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On September 30, 2010, the Company entered into a revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.9 million).  On October 26, 2011 the Company renewed the underlying note with the same bank.  The related note payable bears interest at an annual rate of 7.54% (based upon 115% of the PRC government current short term rate of 6.56%). Advances on the line of credit are due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 (approximately $3.9 million) as of June 30, 2012. This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheet as of June 30, 2012. As of June 30, 2012, the Company had no additional amounts available to it under the line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of June 30, 2012 and December 31, 2011 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $113.0 million at June 30, 2012. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Current	$394,254	$871,085	$959,147	$1,725,879
Deferred	(21,322)	17,805	(55,634)	16,391
Total income tax expense	$372,932	$888,890	$903,513	$1,742,270

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$460,276	$-	$460,276	$-
Total	$460,276	$-	$460,276	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$83,512	$-	$83,512	$-
Total	$83,512	$-	$83,512	$-

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of June 30, 2012, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire May 16, 2013. At June 30, 2012, the warrants had a weighted-average exercise price of $3.40 per share, a weighted-average remaining contractual life of 0.85 years and a total intrinsic value of $0.

Stock and Stock Options

2009 Stock Option Plan

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants, or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan allowed for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. In connection with the adoption of the 2010 Incentive Plan, as defined below, at the end of 2010, the Company’s Board of Directors determined that no additional awards of stock options or restricted stock would be made under the 2009 Option Plan, and that the 2009 Option Plan would be terminated following the exercise or expiration of all stock options outstanding under such plan.  As of June 30, 2012, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 had been exercised and 260,000 had either expired, forfeited or were cancelled.  As such, there were no securities outstanding under the 2009 Plan as of April 2012.  Accordingly, the 2009 plan has been cancelled.

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Long-Term Incentive Plan  (the “2010 Incentive Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2012, 125,000 shares of common stock and options to purchase an aggregate of 100,000 shares of stock options had been granted under the 2010 Incentive Plan.

Effective April 28, 2012, the Company and Frank Waung, its  Chief Financial Officer, entered into Amendment Agreement to Non-Qualified Stock Option Agreements to amend the terms of the equity award previously granted to Mr. Waung under the 2009 Option Plan and 2010 Incentive Plan in conjunction with the termination of his employment agreement with the Company effective April 29, 2012.  The effect of the amendment was to terminate a total of 185,000 vested but unexercised options immediately on April 28, 2012 as opposed to 90 days after the employment termination date.   Effective the same date, the Company granted 100,000 shares of common stock to Mr. Waung under the 2010 Incentive Plan.

Accordingly, the Company recorded a total of $55,775 of stock compensation expense based upon the excess of the fair value of the common stock issued in exchange for the options that were cancelled, i.e., 185,000 options with a fair value of $225 in exchange for 100,000 shares of common stock with a fair value of $56,000 based on the closing market price of our common stock of $0.56 on the date of grant.  The fair value of the stock options was computed using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 0.14%-0.19%, expected dividend yield of 0%, expected volatility of 66.7% and an expected life of 0.5- 1.1 years.

In addition, on April 28, 2012 a total of 25,000 options to purchase common stock granted under the 2010 Incentive Plan with an exercise price of $2.54 per share were forfeited and 50,000 shares of common stock granted under the 2010 Incentive Plan failed to vest and were forfeited.

During the three months ended June 30, 2012 and 2011, the Company recognized $85,232 and $40,067, respectively of compensation expense as general and administrative expenses related to stock and stock options granted.  During the six months ended June 30, 2012 and 2011, the Company recognized $141,721 and $81,966, respectively of compensation expense as general and administrative expenses related to stock and stock options granted.

At June 30, 2012, the total remaining unrecognized compensation expense related to stock options was $0. As of June 30, 2012, the aggregate intrinsic value of the options was $0.  At June 30, 2012, the total remaining unrecognized compensation expense related to restrictive stock grants was $0.

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

NOTE 12 – CONCENTRATIONS

At June 30, 2012, no customer accounted for more than 10% of accounts receivable.  At December 31, 2011, one customer accounted for 20.4% of accounts receivable.

For the six months ended June 30, 2012, no customer accounted for more than 10% of sales. For the six months ended June 30, 2011, one customer accounted for 19.7% of sales.

For the six months ended June 30, 2012, purchases from two suppliers accounted for 14.6% and 11.0% of raw material purchases, respectively. For the six months ended June 30, 2011, purchases from three suppliers accounted for 28.7%, 18.1% and 13.3% of raw material purchases, respectively.

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

At June 30, 2012, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

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

           We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions.  As of June 30, 2012, in addition to our portfolio of 20 commercialized products, we had a number of drugs at different stages of the SFDA registration process.

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

•
Candesartan. We originally submitted application for production approval of Candesartan, a front-line drug therapy we developed for the treatment of hypertension in 2010. We received request for additional procedures in the fourth quarter of 2011 and we have since completed all newly requested procedures and are currently waiting for the final production approval from the SFDA.

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

The Healthcare Reform program announced by the Chinese government in late 2009 is currently having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. The pressure of price control from National Development and Reform Commission’s (NDRC) is continuously transmitted to pharmaceutical manufacturers. Furthermore, we observed that there are significant variations in timing and market reaction to the new environment, causing fluctuation in sales volume in some of the affected products. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to products listed on the Essential Drug List (“EDL”), we are also experiencing pricing pressure on most of our products. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, we believe a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will survive in this environment.

Like the other Chinese pharmaceutical manufacturers, our Company is required to upgrade our facility to the new GMP standards, which were published by the Ministry of Health of China on February 12, 2011, effective March 1, 2011.  This round of upgrading is a challenge for all players, and also means survival of the fittest. The new GMP standards refer relevant E.U. standards and U.S. FDA standards, combined with the actual situation in China, present stricter requirements regarding the manufacturing process – particularly protecting against bacterial contamination, logistics chains, and workers’ abilities. They significantly raised the GMP standards in China. Existing drug manufacturers like us, depending on the risks of the products we manufacture, were given a grace period of up to three to five years to comply with the GMP standards. We are under the pressure of man power, material resources and timing to complete this upgrading.

Results of Operations

The following table presents our results of operations for the three-month period ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	Change	% Chg
Revenue	$14,598,403	$19,600,852	$(5,002,449)	-26%
Cost of Revenue	10,460,047	12,318,868	(1,858,821)	-15%
Gross Profit	4,138,356	7,281,984	(3,143,628)	-43%
Selling Expenses	881,945	799,220	82,725	10%
General and Admin Expenses	812,741	986,949	(174,208)	-18%
Bad Debt Expense	233,139	(118,704)	351,843
Government subsidy income	-	145,447	(145,447)
Income from Operations	2,210,531	5,759,966	(3,549,435)	-62%
Net Interest Income (Expense)	(77,681)	(58,768)	(18,913)
Derivative Gain	-	256,762	(256,762)
Income Tax Expense	(372,932)	(888,890)	515,958	-58%
Net Income	$1,759,918	$5,069,070	$(3,309,152)	-65%
Basic Net Income per Share	$0.04	$0.12	$(0.08)	-67%
Basic Weighted Average Shares Outstanding	43,571,590	43,454,008	117,582
Diluted Net Income per Share	$0.04	$0.12	$(0.08)	-65%
Diluted Weighted Average Shares Outstanding	43,571,590	43,454,008	117,582

Three Months Ended June 30, 2012 and 2011

Revenue

For the three months ended June 30, 2012, our sales revenue decreased by $5.0 million, or 25.5%, to $14.6 million from the $19.6 million in the corresponding period of 2011. The revenue decreased mainly because we reduced our sales-on-credit in order to improve the collection of accounts receivables. In addition, there have been disruptions from the implementation of the ever-changing Healthcare Reform policies. Volatile profit margins at various links in the distribution chain are affecting our products sales structure in unpredictable ways and negatively impacting our revenues.

Set forth below are our revenues by product category in millions USD for each of the three months ended June 30, 2012 and 2011.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Three Months Ended June 30		Net Change	% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$ 4.1	$ 6.0	-$ 1.9	-32%
Anti-Viro/ Infection & Respiratory	$ 6.7	$ 8.1	-$ 1.4	-17%
Digestive Diseases	$ 1.7	$ 2.6	-$ 0.9	-36%
Other	$ 2.1	$ 2.9	-$ 0.8	-27%

           During the second quarter of fiscal 2012, our overall sales revenue fell by 25.5% on a year-over-year basis. Most of the decline was from our CNS Cerebral & Cardio Vascular category where sales fell by $1.9 million, or 31.7% to $4.1 million from $6.0 million for the quarter ended June 30, 2012. Short fall in sales of Ozagrel Sodium for Injection and Buflomedil Hydrochloride were major contributors for the decline. Sales in the Anti-Viro/ Infection & Respiratory category fell by $1.4 million or 16.7% to $6.7 million from $8.1 million in the prior year period. The “Digestive” category sales revenues edged lower by $0.9 million, or 35.6% to $1.7 million from $2.6 million in the same period prior year. Sales of “Other” category fell by $0.8 million, or 27.1% to $2.1 million from $2.9 million in 2nd quarter of 2011.

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

Anti-Viro Infection & Respiratory was our largest category by sales in the second quarter of 2012 by capturing 46% of total revenue compares to 41% a year ago. CNS Cerebral & Cardio Vascular category came in second, representing 28% of total sales compares to 31% in the corresponding quarter a year ago. Sales of Other category represented 16% of total sales in the latest quarter compared to 15% a year ago. Sales of our Digestive Disease category were 10% of total sales in the second quarter of 2012 compared to 13% last year.

Gross Margin and Gross Profit

           Gross profit for the three months ended June 30, 2012 was $4.14 million, which was 43.2% lower compared to $7.28 million in the second quarter of 2011. Our gross margin for the second quarter of 2012 was 28.3%, compared to 37.2% in the corresponding quarter of 2011. We are seeing pricing pressure on most of our products, although the pressure is not uniform across product lines. We expect current challenging pricing environment to persist for some time.

Pricing pressure has become more evident over the past few quarters as the effect of the Chinese government healthcare reform is being felt across all pharmaceutical products, especially in EDL related products.

In terms of our gross margins by major categories, Anti-Viro/Infection & Respiratory category was 26.1% compared to 26.2% in the second quarter 2011. Gross margin for our CNS Cerebral & Cardio Vascular category margins fell to 29.8% from the second quarter 2011 gross margin of 42.9%.Gross margin for our Digestive Diseases category decreased to 28.3% from 45.7%, and gross margin for our Other category fell to 33.7% from 42.5%.

In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched.

Selling Expenses

           Our selling expenses for the three months ended June 30, 2012 were $0.88 million, an increase of 10%, compared to $0.80 million for the three months ended June 30, 2011. Selling expenses were approximately 6.0% of revenue in the second quarter of 2012 compared to 4.1% during the comparable quarter a year ago. The implementation of the healthcare reform and EDL requires more man power and material resources to do the marketing, which led the increase in selling expenses. Expansion of sales team in the grass-root healthcare institutions as well as rising wages contributed to the overall rising labor cost.

General Administrative Expenses

           Our general and administrative expenses for the three months ended June 30, 2012 were $0.81 million, or 5.6% of total revenue, a decrease of $0.17 million, compared to $0.99 million, or 5.0% of total revenue, for the same period in 2011. Our general and administrative expenses tend to fluctuate at around 5% of total revenue, and our second quarter 2012 general administrative expenses were in line with historical norms.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $59.7 million and $51.4 million as of June 30, 2012 and December 31, 2011, respectively. The following table illustrates our accounts receivable aging distribution in terms of percent of total accounts receivable as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
1 - 90 Days	16.3%	29.9%
90 - 180 Days	20.0%	21.8%
180 - 360 Days	33.8%	27.9%
360 - 720 Days	29.9%	20.4%
Total	100%	100%

Although we have not had to write off any receivables so far in our Company’s history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable amounts that are greater than 720  days old (although there were no amounts over 720 days old at June 30, 2012 or December 31, 2011).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. As of June 30, 2012, our allowance for doubtful accounts was $4.11 million compared to $3.54 million as of December 31, 2011. The increase in the allowance was mainly due to an increase in our accounts receivable that is between 360 days old and 720 days old, and was recognized as bad debt expense during the six months ended June 30, 2012 of $553,237. By comparison, we had the bad debt benefit of $109,276 during the quarter ended June 30, 2011. The changes in the allowance for doubtful accounts during the six months ended June 30, 2012 and 2011 were as follows (there were no write-offs or recoveries):

	For the Six Months Ended
	June 30,
	2012	2011
Balance, Beginning of Period	$3,536,405	$3,317,017
Bad debt expense (benefit)	553,237	(109,276)
Foreign currency translation adjustment	17,379	328,664
Balance, End of Period	$4,107,021	$3,536,405

Income from Operations

           Our operating income for the three months ended June 30, 2012 was approximately $2.21 million, compared to $5.76 million for the same period in 2011, which represented a decrease of $3.55 million, or 61%.  The decrease in operating income was mainly due to lower gross revenue, higher operating expenses in the current period compared to the corresponding quarter one year ago; and the one-time government subsidy income we got in the second quarter of 2011.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations. A derivative gain of $0.26 million was recorded during three months ended June 30, 2011. Our warrants which were subject to derivative liability expired in May of 2011 and we had no derivative profit or loss in three months period ended June 30, 2012.

Income Tax Expense

           Income tax expense for the three months ended June 30, 2012 was $0.37 million, compared with $0.89 million in the same quarter a year ago. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24% in 2011 and ramp up to the final statutory rate of 25% in 2012 and 2013.  However, because we obtained the “National High-tech Enterprise” status, our tax rate has remained at 15% since 2011 and will remain at 15% until the end of 2013.

Net Income

           Our net income for the three months ended June 30, 2012 was $1.76 million, a decrease of $3.31 million, or 65%, from $5.07 million for the three months ended June 30, 2011. The main reasons for the decrease in our net income are the decrease in sales revenue, falling gross margins and higher operating expenses. Our net income for the second quarter of 2011 also included a positive effect of $0.26 million derivative gains.

Six Months Ended June 30, 2012 and 2011

The following table presents our results of operations for the six-month period ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	Change	% Chg
Revenue	$30,685,134	$37,720,409	$(7,035,275)	-19%
Cost of Revenue	21,242,431	23,568,814	(2,326,383)	-10%
Gross Profit	9,442,703	14,151,595	(4,708,892)	-33%
Selling Expenses	1,776,005	1,403,701	372,304	27%
General and Admin Expenses	1,489,143	1,903,894	(414,751)	-22%
Bad Debt Expense	553,237	(109,276)	662,513	-606%
Government subsidy income	-	145,447	(145,447)	-100%
Income from Operations	5,624,318	11,098,723	(5,474,405)	-49%
Net Interest Income (Expense)	(154,528)	(118,021)	(36,507)	31%
Derivative Gain	-	934,260	(934,260)	-100%
Income Tax Expense	(903,513)	(1,742,270)	838,757	-48%
Net Income	$4,566,277	$10,172,692	$(5,606,415)	-55%
Basic Net Income per Share	$0.10	$0.23	$(0.13)	-57%
Basic Weighted Average Shares Outstanding	43,550,573	43,429,419	121,154
Diluted Net Income per Share	$0.10	$0.23	$(0.13)	-57%
Diluted Weighted Average Shares Outstanding	43,550,573	43,429,419	121,154

Revenue

For the six months ended June 30, 2012, our sales revenue decreased by $7.0 million, or 19%, to $30.7 million from the $37.7 million we generated in the corresponding period of 2011.

Set forth below are our revenues by product category in millions USD for each of the six months ended June 30, 2012 and 2011.

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Six Months Ended June 30,		Net Change	% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$ 8.9	$ 11.4	-$ 2.5	-22%
Anti-Viro/ Infection & Respiratory	$ 13.5	$ 15.1	-$ 1.6	-11%
Digestive Diseases	$ 4.2	$ 5.2	-$ 1.0	-19%
Other	$ 4.1	$ 6.0	-$ 1.9	-32%

During the first half of fiscal 2012, our overall sales revenue decreased by 19% on a year-over-year basis, led by the CNS Cerebral & Cardio Vascular and the “Other” categories. Sales in the CNS Cerebral & Cardio Vascular category drop by $2.5 million, or 22%, to $8.9 million from $11.4 million. Our performance in this category was impacted by sales drop of Ozagrel Sodium for Injection and Buflomedil Hydrochloride. Sales in the “Other” category drop by $1.9 million, or 32%, to $4.1 million from $6.0 million. Our performance in this category was impacted by sales drop of Vitamin B6 for Injection. The Anti-Viro/Infection & Respiratory category decreased by $1.6 million, or 11%, to $13.5 million from $15.1 million. Sales of “Digestive” products decreased by $1.0 million, or 19%, to $4.2 million from $5.2 million.

Gross Margin and Gross Profit

Gross profit for the six months ended June 30, 2012 was $9.4 million, which was approximately 33% lower compared to $14.2 million in the first six months of 2011. Our gross margin for the first half of 2012 was 30.8%, compared to 37.5% in the corresponding six months of 2011. We are seeing steady pricing pressure on many of our products, although the pressure is not uniform across product lines. We expect current uncertain pricing environment to last for some time.

           While sales growth in our new and relatively higher-margin products helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the six months ended June 30, 2012 were $1.78 million, an increase of 26.5%, compared to $1.40 million for the six months ended June 30, 2011. Selling expenses were approximately 5.8% of revenue in the first half of 2012 compared to 3.7% during the comparable period a year ago.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2012 were $1.49 million, a drop of $0.41 million, or 22%, compared to $1.90 million for the same period in 2011.

Bad Debt Expense (Benefit)

Our bad debt expense for the six months ended June 30, 2012 were $0.55 million, compared to a bad debt benefit of $0.11 million for the same period in 2011. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense and Account Receivables"

Income from Operations

Our operating income for the six months ended June 30, 2012 was approximately $5.62 million, compared to $11.10 million for the same period in 2011, which represented a drop of $5.47 million, or 49%.  The decreasing operating income performance was primarily due to lower revenue, lower gross profit and higher operating expenses in the current period compared to the corresponding period one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $0.93 million during six months ended June 30, 2011. Our warrants which were subject to derivative liability expired in May of 2011 and we had no derivative profit or loss in six months period ended June 30, 2012.

Income Tax Expense

Income tax expense for the six months ended June 30, 2012 was $0.90 million, compared with $1.74 million in the first half a year ago. The corporate tax rate for our operating subsidiary in China was 11% in 2011, but increased to 15% for fiscal 2012. When our favorable income tax rate of 11% ended on December 31, 2010, our tax rate was going to increase to 24% in 2011 and ramp up to the final statutory rate of 25% in 2012 and 2013. However, because we obtained the “National High-tech Enterprise” status, our tax rate has remained at 15% since 2011 and will remain at 15% until the end of 2013.

Net Income

Our net income for the six months ended June 30, 2012 decreased by $5.61 million, or approximately 55%, to $4.57 million from $10.17 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

           Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of June 30, 2012, our cash and cash equivalents outstanding was $4.87 million, which represents 3.0% of our total assets, an increase of $0.82 million from $4.05 million as of December 31, 2011. Of the $5.28 million of cash and cash equivalents and Banker’s Acceptances at June 30, 2012, a total of $5.28 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, or other payments to our parent company or to its shareholders. As of June 30, 2012, we had a principal balance of $3.96 million in short-term bank loans. The combination of cash flow generated from operating activities and cash flow from financing activities funded the new purchases of our intangible assets (drug formulas).

Selected Cashflows for Six Months ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
Cashflow from Operations
Net Income	4,566,277	10,172,692
Depreciation & Amortization	729,167	890,895
Changes in Assets & Liabilities
Account Receivables	(3,756,396)	(2,632,631)
Advances to Suppliers	1,873,778	110,882
Inventory	(4,552,918)	(3,086,326)
Accounts Payable	1,768,420	(2,204,755)
Net Cash Provided by Operations	1,894,385	3,607,089

Cashflow from Investing Activities
Advances for purchases of property & equipment and intangible assets	(1,270,399)	(2,434,004)

Net Cash Used by Investing Activities	(1,338,121)	(2,892,694)

Net Cash Provided by Financing Activities	293,004	187,919

Effect of Exchange Rate change on Cash	(28,571)	93,257
Total Change in Cash	820,697	995,571
Cash & Equivalent Beginning Balance	4,050,854	3,692,086
Cash & Equivalent Ending Balance	$4,871,551	$4,687,657

Operating Activities:

           Net cash provided by operating activities was $1.89 million in the six months period ended June 30, 2012 compared to $3.61 million for the same period in 2011. The decrease in cash provided by operating activities was mainly due to lower net income, and increases in inventory and accounts receivable in the period ended June 30, 2012 compared to the corresponding period in 2011.  This is partially offset by decreases in advances to suppliers and increases in accounts payable in the period ended June 30, 2012 compared to the corresponding period in 2011.

At June 30, 2012, our accounts receivable was $71.4 million, an increase of $1.7 million from $69.7 million at December 31, 2011. Our receivables increased because our collection was not enough to offset account receivable increases as a result of new sales. For the first half in fiscal 2012, $3.76 million was used to fund increases in Account Receivables, compared to $2.63 million was used to fund increases in Account Receivables in the comparable period a year ago.

At June 30, 2012, total inventory was $36.4 million, an increase of $6.0 million from $30.4 million at December 31, 2011. Most of the inventory increase in the first half of 2012 was due to increased purchase of raw material inventory as well as a temporary rise in finished goods. Cash usage on Inventories for the six months period ended June 30, 2012 was $4.55 million as compared to $3.09 million in the comparable period for 2011.

For the period ending June 30, 2012, the increase in our accounts payable was responsible for a cash addition of $1.77 million while in the same period in 2011 a decrease in accounts payable resulted in cash usage of $2.20 million.

Investing Activities:

           Net cash used in investing activities in the six months ended June 30, 2012 was $1.34 million.  The majority of the cash was used for our investments in new drug formulas during the period. This was a decrease of $1.55 million compared to the same period in 2011 of $2.89 million which also was used to purchase new drug formulas.

Financing Activities:

During the first half of 2012, a related party lent our company $293,004 at an interest rate of 1% per annum and expiration date at December 31, 2012.

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

Off-Balance Sheet Arrangements

           There were no off-balance sheet arrangements during the six-month periods ended June 30, 2012 or 2011.

Commitments

           At June 30, 2012 and 2011, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

           Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2011. There were no new accounting policies and estimates during the three-month period ended June 30, 2012 that affected us in any material respect.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2012	By: /s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2012	By: /s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                      Description

31.1 – Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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