Form 10-Q
period 2012-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2012-11-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 5, 2012.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

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

The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,061,766	$4,050,854
Banker's acceptances	365,248	83,512
Trade accounts receivable, less allowance for doubtful
accounts of $4,268,356 and $3,536,405, respectively	69,819,575	69,695,556
Other receivables, less allowance for doubtful
accounts of $52,860 and $38,921, respectively	128,841	55,039
Advances to suppliers	4,833,859	5,778,841
Inventory	37,814,472	30,378,658
Deferred tax assets	678,297	566,226
Total Current Assets	118,702,058	110,608,686

Advances for purchases of property and equipment	1,190,423	170,323
Advances for purchases of intangible assets	37,691,586	36,194,494
Property and equipment, net of accumulated depreciation of
$4,049,480 and $3,391,124, respectively	5,818,475	6,334,817
Intangible assets, net of accumulated amortization of
$3,518,478 and $3,041,804, respectively	2,644,281	3,082,671
TOTAL ASSETS	$166,046,823	$156,390,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,790,189	$3,112,385
Accrued expenses	193,088	184,017
Accrued taxes payable	3,018,972	3,082,353
Other payables	966,432	822,448
Advances from customers	2,361,660	1,784,474
Other payables - related parties	1,254,567	861,563
Short-term notes payable	3,956,322	3,931,745
Total Current Liabilities	16,541,230	13,778,985
Long-term deferred tax liability	170,756	128,909
Total Liabilities	16,711,986	13,907,894
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,529,557 shares outstanding, respectively	43,580	43,530
Additional paid-in capital	23,590,204	23,448,534
Retained earnings	110,148,426	104,286,666
Accumulated other comprehensive income	15,552,627	14,704,367
Total Stockholders' Equity	149,334,837	142,483,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,046,823	$156,390,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue	$12,176,344	$20,987,725	$42,861,478	$58,708,134
Cost of revenue	8,932,552	13,472,804	30,174,983	37,041,618

Gross profit	3,243,792	7,514,921	12,686,495	21,666,516

Operating expenses:
Selling expenses	856,172	1,006,815	2,632,177	2,410,516
General and administrative expenses	598,258	621,336	2,087,401	2,525,230
Bad debt expense (benefit)	171,508	(76,187)	724,745	(185,463)
Total operating expenses	1,625,938	1,551,964	5,444,323	4,750,283

Government subsidy income	-	968	-	146,415

Income from operations	1,617,854	5,963,925	7,242,172	17,062,648

Other income (expense):
Interest income	1,588	1,241	3,069	5,656
Interest expense	(79,507)	(62,438)	(235,516)	(184,874)
Derivative gain	-	-	-	934,260
Net other income (expense)	(77,919)	(61,197)	(232,447)	755,042

Income before income taxes	1,539,935	5,902,728	7,009,725	17,817,690
Income tax expense	(244,452)	(927,845)	(1,147,965)	(2,670,115)
Net income	1,295,483	4,974,883	5,861,760	15,147,575
Other comprehensive income - foreign
currency translation adjustment	(124,625)	1,556,979	848,260	4,404,968
Comprehensive income	$1,170,858	$6,531,862	$6,710,020	$19,552,543
Earnings per Share:
Basic	$0.03	$0.11	$0.13	$0.35
Diluted	$0.03	$0.11	$0.13	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,861,760	$15,147,575
Depreciation and amortization	1,096,641	1,081,890
Stock based compensation	141,721	139,074
Bad debt expense (benefit)	724,745	(185,463)
Deferred income taxes	(67,603)	67,789
Derivative gain	-	(934,260)
Changes in assets and liabilities:
Trade accounts receivable	(2,443,587)	(9,507,941)
Other receivables	(73,579)	3,204
Advances to suppliers	1,385,889	228,319
Inventory	(5,911,799)	(274,331)
Trade accounts payable	1,661,109	(1,933,820)
Accrued expenses	80,653	309,977
Accrued taxes payable	(83,191)	812,897
Other payables	30,203	45,162
Advances from customers	566,972	410,195
Net Cash Provided by Operating Activities	2,969,934	5,410,267

Cash Flows from Investing Activities:
Net investment in banker's acceptances	-	(130,135)
Advances for purchases of property and equipment	(1,020,731)	-
Advances for purchases of intangible assets	(1,272,956)	(4,334,490)
Purchase of property and equipment	(81,352)	(280,645)
Net Cash Used in Investing Activities	(2,375,039)	(4,745,270)

Cash Flows from Financing Activity:
Proceeds from related party loan	393,004	347,919
Net Cash Provided by Financing Activity	393,004	347,919

Effect of Exchange Rate Changes on Cash	23,013	147,738
Net Increase in Cash and Cash Equivalents	1,010,912	1,160,654
Cash and Cash Equivalents at Beginning of Period	4,050,854	3,692,086
Cash and Cash Equivalents at End of Period	$5,061,766	$4,852,740

Supplemental Cash Flow Information:
Cash paid for interest	$228,874	$179,467
Cash paid for income taxes	1,343,957	1,554,339

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$144,153	$145,777
Accounts receivable collected with banker's acceptances	2,026,928	5,161,084
Advances to suppliers paid with banker's acceptances	402,338	-
Inventory purchased with banker's acceptances	1,248,820	5,161,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company has made certain reclassifications to the balance sheet at December 31, 2011 to conform to the September 30, 2012 presentation.  These reclassifications are not material to the condensed, consolidated financial statements for all periods presented.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income	$1,295,483	$4,974,883	$5,861,760	$15,147,575
Basic weighted-average common shares outstanding	43,560,305	43,529,557	43,560,305	43,463,165
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,560,305	43,529,557	43,560,305	43,463,165
Basic earnings per share	$0.03	$0.11	$0.13	$0.35
Diluted earnings per share	$0.03	$0.11	$0.13	$0.35

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Warrants with exercise prices of $3.00 to $3.80 per share	150,000	166,666	150,000	166,666
Options with an exercise price of $2.54 to $3.47 per share	50,000	310,000	50,000	310,000
Total	200,000	476,666	200,000	476,666

NOTE 2 - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$29,526,773	$24,920,825
Finished goods	8,287,699	5,457,833
Total Inventory	$37,814,472	$30,378,658

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
Permit of land use	$445,747	$442,978
Building	2,412,271	2,397,286
Plant, machinery and equipment	6,285,224	6,184,254
Motor vehicle	146,664	145,300
Office equipment	216,050	204,552
Construction in progress	361,999	351,571
Total	9,867,955	9,725,941
Less: accumulated depreciation	(4,049,480)	(3,391,124)
Property and Equipment, net	$5,818,475	$6,334,817

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

For the nine months ended September 30, 2012 and 2011, depreciation expense was $638,219 and $636,179, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the State Food and Drug Administration (the “SFDA”) in China. During the nine months ended September 30, 2012 or 2011, the Company did not obtain SFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date SFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $458,422 and $445,711 for the nine months ended September 30, 2012 and 2011, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of SFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the nine months ended September 30, 2012 or 2011.

At September 30, 2012 and December 31, 2011, intangible assets consisted solely of SFDA approved medical formulas as follows:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2012	2011
Gross carrying amount	$6,162,759	$6,124,475
Accumulated amortization	(3,518,478)	(3,041,804)
Net carrying amount	$2,644,281	$3,082,671

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although SFDA approval has not been obtained for these medical formulas as of the dates of the contracts, the object of the contracts is for the purchase of SFDA-approved medical formulas once the SFDA approval process is completed. Some of the medical formulas currently in the SFDA approval process also come with patents. The Company has received the title for two patents. The related patents have not expired.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, a member of the Company’s board of directors advanced the Company $393,004. Total advances owing to a board member were $1,254,567 and $861,563 as of September 30, 2012 and December 31, 2011, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – NOTES PAYABLE

On October 26, 2011, the Company renewed a revolving line of credit with a bank in the amount of RMB25,000,000. The related note payable bore interest at an annual rate of 7.54% (based upon 115% of the PRC government’s short term rate of 6.56%). Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB25,000,000 (approximately $3.96 million) as of September 30, 2012. This amount had been classified as short-term notes payable in the accompanying condensed consolidated balance sheet as of September 30, 2012. As of September 30, 2012, the Company had no additional amounts available to it under the line of credit.  On October 18, 2012, the Company fully paid the amount due under this line of credit and on October 26, 2012, it matured and was not renewed.

On October 30, 2012, the Company entered into a revolving line of credit with another bank in the amount of RMB30,000,000. The related note payable bears interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB30,000,000 (approximately $4.75 million) as of November 9, 2012.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of September 30, 2012 and December 31, 2011 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $114.6 million at September 30, 2012. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2012	15%
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Current	$256,421	$876,447	$1,215,568	$2,602,326
Deferred	(11,969)	51,398	(67,603)	67,789
Total income tax expense	$244,452	$927,845	$1,147,965	$2,670,115

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 9 – FAIR VALUE MEASUREMENTS

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$365,248	$-	$365,248	$-
Total	$365,248	$-	$365,248	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$83,512	$-	$83,512	$-
Total	$83,512	$-	$83,512	$-

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of September 30, 2012, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire May 16, 2013. At September 30, 2012, the warrants had a weighted-average exercise price of $3.40 per share, a weighted-average remaining contractual life of 0.6 years and a total intrinsic value of $0.

Stock and Stock Options

2009 Stock Option Plan

On September 2, 2009, the Company’s Board of Directors adopted, and on September 3, 2009 its stockholders approved, the 2009 Stock Option Plan of the Company (the “2009 Option Plan”), which gave the Company the ability to grant stock options and restricted stock to its employees or consultants, or employees or consultants of its subsidiaries and to the non-employee members of its Board of Directors or the board of directors of any of its subsidiaries. The 2009 Option Plan allowed for awards of stock options and restricted stock for up to 1,000,000 shares of common stock. In connection with the adoption of the 2010 Incentive Plan, as defined below, at the end of 2010, the Company’s Board of Directors determined that no additional awards of stock options or restricted stock would be made under the 2009 Option Plan, and that the 2009 Option Plan would be terminated following the exercise or expiration of all stock options outstanding under such plan.  As of September 30, 2012, options to purchase an aggregate of 300,000 shares of common stock had been granted under the 2009 Option Plan, of which 40,000 had been exercised and 260,000 had either expired, forfeited or were cancelled.  As such, there were no securities outstanding under the 2009 Plan as of April 2012.  Accordingly, the 2009 plan has been cancelled.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Long-Term Incentive Plan  (the “2010 Incentive Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2012, 125,000 shares of common stock and options to purchase an aggregate of 100,000 shares of stock options had been granted under the 2010 Incentive Plan.

Effective April 28, 2012, the Company and Frank Waung, its Chief Financial Officer at the time, entered into Amendment Agreement to Non-Qualified Stock Option Agreements to amend the terms of the equity award previously granted to Mr. Waung under the 2009 Option Plan and 2010 Incentive Plan in conjunction with the termination of his employment agreement with the Company effective April 29, 2012.  The effect of the amendment was to terminate a total of 185,000 vested but unexercised options immediately on April 28, 2012 as opposed to 90 days after the employment termination date.   Effective the same date, the Company granted 100,000 shares of common stock to Mr. Waung under the 2010 Incentive Plan.

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

During the nine months ended September 30, 2012 and 2011, the Company recognized $141,721 and $139,075, respectively of compensation expense as general and administrative expenses related to stock and stock options granted.

At September 30, 2012, the total remaining unrecognized compensation expense related to stock options was $0, the aggregate intrinsic value of outstanding stock options was $0 and the total remaining unrecognized compensation expense related to restrictive stock grants was $0.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – CONCENTRATIONS

At September 30, 2012, one customer accounted for 10.0% of accounts receivable.  At December 31, 2011, one customer accounted for 20.4% of accounts receivable.

For the nine months ended September 30, 2012, no customer accounted for more than 10% of sales. For the nine months ended September 30, 2011, one customer accounted for 21.7% of sales.

For the nine months ended September 30, 2012, purchases from one supplier accounted for 14.6% of raw material purchases. For the nine months ended September 30, 2011, purchases from one supplier accounted for 13.7% of raw material purchases.

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

           At September 30, 2012, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories: a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market, a “super” or “first to market” generic drug, which is a generic Western drug that is new to the PRC marketplace, and a modern Traditional Chinese Medicine, which generally is a non-synthetic, plant-based medicinal compound of the type that has been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce a pharmaceutical product in different formulations, such as tablets, capsules or powders.  In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market, the proposed or required method of distribution, the existing and expected pricing for the particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected to manufacture generic drugs that have very large addressable markets and higher profit margins relative to other drugs being manufactured and distributed in the PRC.

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

Like the other Chinese pharmaceutical manufacturers, we are required to upgrade our manufacturing and quality control facility to the new GMP standards, which were published by the Ministry of Health of China on February 12, 2011, effective March 1, 2011. The new GMP standards significantly raised the standards in the PRC and present stricter, mandatory requirements for, among other things, our manufacturing and quality control processes, key manufacturing and quality control personnel, and our supply and logistics chains. Per those mandatory requirements, the upgrading of our two injectable product lines must be accomplished by the end of 2013. We have completed the planning, design and an environment contamination evaluation, and commenced construction relative to certain required facilities and equipment. We continue to evaluate and implement the additional requirements of the standards.

We market and sell our products through 16 sales offices covering all major cities and provinces in China.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,500 independent regional distributors.

           We have a strong focus on bringing new and first-to-market generic medicines to market through the purchase of medical formulas from research institutions.  As of September 30, 2012, in addition to our portfolio of 20 commercialized products, we had a number of drugs at different stages of the SFDA registration process.

Below we list the current status of some of our pipeline products:

•
Candesartan. Candesartan is an angiotensin II receptor antagonist serving as a first-line treatment for hypertension. The hypertension population in the PRC has reached 200 million, and the market size for angiotensin II receptor antagonist was approximately CNY2.65 billion ($0.42 billion) in 2010, according to Report on Cardiovascular Diseases in China. We received the production approval from the SFDA in November 2012 and plan to start production in the first quarter of fiscal 2013.

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

•
Heart Disease Drug. We are developing a medicine for the treatment of coronary heart disease. This product comes with a patented TCM formula and we are currently conducting Phase III clinical trials for this drug. We anticipate the completion of the clinical trial for this product to be completed by the end of 2012.

In addition to the products listed above, we have a number of other new products (also with focus on our main therapeutic areas) pending in various stages of SFDA technical review. We are also evaluating additional opportunities on an on-going basis, directed by the organic growth and market demands of China's pharmaceutical market. We are working closely with several pharmaceutical research institutions and universities to help us identify existing drugs and formulas that would fit well with our business model, thus paving the way to generate new products to support our revenue growth in the future.  We remain focused on improving our product portfolio and increasing our internal growth, maintaining and developing new marketing channels, and using our existing sales network in the expanding markets in the PRC to raise our overall market share. The organic growth of the Chinese pharmaceutical market has had a positive effect on, and will continue to direct our development.

           The growth of China’s pharmaceutical market has largely been driven by China’s rapid economic growth. Increased healthcare spending by the Chinese government to expand and reform the healthcare system has already greatly improved the accessibility to and desire for medical care. Important additional factors include: the aging of the population and the resulting increase in age-related disorders, the urban migration of the population, and improved awareness of self-health care.

The Healthcare Reform program announced by the Chinese government in late 2009 is currently having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. The pressure of price control from National Development and Reform Commission (“NDRC”) is continuously transmitted to pharmaceutical manufacturers. Furthermore, we observed that there are significant variations in timing and market reaction to the new environment, causing fluctuations in sales volume in the affected products. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to products listed on the Essential Drug List (“EDL”), we are also experiencing pricing pressure on most of our products. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that pricing for pharmaceutical products will continue to be under pressure for some time. That being said, we believe a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will survive in this environment.

Results of Operations

The following table presents our results of operations for the three-month period ended September 30, 2012 and 2011.

	Three Months Ended September 30
	2012	2011	Change	% Chg
Revenue	$12,176,344	$20,987,725	$(8,811,381)	-42%
Cost of Revenue	8,932,552	13,472,804	(4,540,252)	-34%
Gross Profit	3,243,792	7,514,921	(4,271,129)	-57%
Selling Expenses	856,172	1,006,815	(150,643)	-15%
General and Admin Expenses	598,258	621,336	(23,078)	-4%
Bad Debt Expense	171,508	(76,187)	247,695	-325%
Government subsidy income	-	968	(968)	-100%
Income from Operations	1,617,854	5,963,925	(4,346,071)	-73%
Net Interest Income (Expense)	(77,919)	(61,197)	(16,722)	55%
Income Tax Expense	(244,452)	(927,845)	683,393	-74%
Net Income	$1,295,483	$4,974,883	$(3,436,766)	-74%
Basic Net Income per Share	$0.03	$0.11	$(0.08)
Basic Weighted Average Shares Outstanding	43,560,305	43,529,557	30,748
Diluted Net Income per Share	$0.03	$0.11	$(0.08)
Diluted Weighted Average Shares Outstanding	43,560,305	43,529,557	30,748

Three Months Ended September 30, 2012 and 2011

Revenue

For the three months ended September 30, 2012, our revenue decreased by $8.8 million, or 42%, to $12.2 million from $21.0 million in the corresponding period of 2011. The revenue decreased mainly because the implementation of the ever-changing Healthcare Reform policies and the associated pricing adjustments. In addition we reduced our sales-on-credit in order to control our accounts receivables.

Set forth below are our revenues by product category in millions USD for each of the three months ended September 30, 2012 and 2011.

Revenue by Major Category (Dollars in Millions)

Product Category	Three Months Ended September 30		Net Change	% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$ 3.2	$ 7.2	-$ 4.0	-56%
Anti-Viro/ Infection & Respiratory	$ 5.1	$ 8.2	-$ 3.1	-37%
Digestive Diseases	$ 1.2	$ 3.2	-$ 2.0	-62%
Other	$ 2.5	$ 2.3	$ 0.2	8%

            During the third quarter of fiscal 2012, our overall sales revenue fell by 42% on a year-over-year basis. Most of the decline was from our CNS Cerebral & Cardio Vascular category where sales fell by $4.0 million, or 56% to $3.2 million from $7.2 million for the quarter ended September 30, 2012. Shortfalls in sales of Ozagrel Sodium for Injection and Buflomedil Hydrochloride were major contributors for the decline. Sales in the Anti-Viro/ Infection & Respiratory category fell by $3.1 million or 37% to $5.1 million from $8.2 million in the prior year period. The “Digestive” category sales revenues edged lower by $2.0 million, or 62% to $1.2 million from $3.2 million in the same period prior year. This was mainly because sales across this category were significantly influenced by the NDRC’s price adjustment targeting digestive drugs specifically in the first half of this year. Sales of “Other” category increased by $0.2 million, or 8% to $2.5 million from $2.3 million in third quarter of 2011.

The impact of the implementation of the Healthcare Reform has affected pricing of our products throughout the distribution chain. These changes are causing unpredictable volatility in sales because pricing changes are not uniform across all geographical areas. As margins decline due to pricing pressures, every link of the distribution chain is being squeezed and becoming less active. We believe pricing pressure from the Healthcare Reform will continue for some time.

Product Sales by Category/Total Sales	Three Months Ended September 30,
	2012	2011
CNS Cerebral & Cardio Vascular	26%	34%
Anti-Viro/ Infection & Respiratory	42%	39%
Digestive Diseases	10%	15%
Other	21%	11%

Anti-Viro Infection & Respiratory was our largest category by sales in the third quarter of 2012 by capturing 42% of total revenue compared to 39% a year ago. CNS Cerebral & Cardio Vascular category came in second, representing 26% of total sales compares to 34% in the corresponding quarter a year ago. Sales of Other category represented 21% of total sales in the latest quarter compared to 11% a year ago. Sales of our Digestive Disease category were 10% of total sales in the third quarter of 2012 compared to 15% last year.

Gross Profit

            Gross profit for the three months ended September 30, 2012 was $3.24 million, which was 56.8% lower compared to $7.51 million in the third quarter of 2011. Our gross margin for the third quarter of 2012 was 26.6%, compared to 35.8% in the corresponding quarter of 2011. Price controls plus rising pharmaceutical materials costs have been squeezing our profit. We expect current challenging pricing environment to persist for some time.

Gross Profit Margin	Three Months Ended September 30,
	2012	2011
CNS Cerebral & Cardio Vascular	23%	43%
Anti-Viro/ Infection & Respiratory	28%	24%
Digestive Diseases	36%	45%
Other	23%	42%

In terms of our gross margins by major categories, Anti-Viro/Infection & Respiratory category was 28% in the third quarter of 2012, compared to 24% in the third quarter 2011 and 26% in the second quarter of 2012. Gross margin for our CNS Cerebral & Cardio Vascular category margins was 23% in the third quarter of 2012, compared to 43% in the third quarter 2011 and 30% in the second quarter of 2012. The margin decrease of this category was mainly due to several rounds of pricing cutting by NDRC on products including this category since last year.  This has created certain negative impact on margins of products in this category. In addition, Gastrodin Injection, which was most severely impacted by this margin pressure, contributed to a much more significant share to total sales of this category in the third quarter 2012 compared to the same period last year. Nevertheless, we believe the fluctuation due to periodic performance of any single product does not predict any trend by itself. Gross margin for our Digestive Diseases category was 36% in the third quarter of 2012, compared to 45% in the third quarter 2011 and 28% in the second quarter of 2012. And gross margin for our Other category was 23% in the third quarter of 2012, compared to 42% in the third quarter 2011 and 34% in the second quarter of 2012.

In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan and Rosuvastatin, can help to support overall gross margin once they are launched. We’ve received the production approval for Candesartan from the SFDA during November 2012, and plan to start production in the first quarter of fiscal 2013.

Selling Expenses

            Our selling expenses for the three months ended September 30, 2012 were $0.86 million, a decrease of 15%, compared to $1.01 million for the three months ended September 30, 2011. Selling expenses were approximately 7.0% of revenue in the third quarter of 2012 compared to 4.8% during the comparable quarter a year ago.

General Administrative Expenses

            Our general and administrative expenses for the three months ended September 30, 2012 were approximately $0.60 million, or 4.9% of total revenue, a decrease of $0.23 million, compared to $0.62 million, or 3.0% of total revenue, for the same period in 2011. Our general and administrative expenses tend to fluctuate at around 5% of total revenue, and our third quarter 2012 general administrative expenses were in line with historical norms.

Bad Debt Expense and Account Receivables

Bad debt expense for the three months ended September 30, 2012 was $0.17 million, compared to bad debt benefit of $0.08 million for the three months ended September 30, 2011.  The increase is due to higher accounts receivable in the current quarter and increases due to higher allowance rates due to the composition of the accounts receivable aging.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $64.6 million and $51.4 million as of September 30, 2012 and December 31, 2011, respectively. The following table illustrates our accounts receivable aging distribution in terms of percent of total accounts receivable as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
1 - 90 Days	13.0%	29.9%
91 - 180 Days	16.4%	21.8%
181 - 360 Days	35.9%	27.9%
361 - 720 Days	34.7%	20.4%
Over 720 Days	-%	-%
Total	100%	100%

Although we have not had to write off any receivables so far in our history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 360 days old, 10% of accounts receivable that are between 360 days and 720 days old and 100% of accounts receivable amounts that are greater than 720 days old (although there were no amounts over 720 days old at September 30, 2012 or December 31, 2011).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. As of September 30, 2012, our allowance for doubtful accounts was $4.27 million compared to $3.54 million as of December 31, 2011. The increase in the allowance was mainly due to an increase in our accounts receivable that is between 360 days old and 720 days old, and was recognized as bad debt expense during the nine months ended September 30, 2012 of $724,745. By comparison, we recognized a bad debt benefit of $185,463 during the quarter ended September 30, 2011. The changes in the allowance for doubtful accounts during the nine months ended September 30, 2012 and 2011 were as follows (there were no write-offs or recoveries):

	For the Nine Months Ended
	September 30,
	2012	2011
Balance, Beginning of Period	$3,536,405	$3,317,017
Bad debt expense (benefit)	724,745	(185,463)
Foreign currency translation adjustment	7,206	90,172
Balance, End of Period	$4,268,356	$3,221,726

Income from Operations

            Our operating income for the three months ended September 30, 2012 was approximately $1.62 million, compared to $5.96 million for the same period in 2011, which represented a decrease of $4.35 million, or 73%.  The decrease in operating income was mainly due to lower gross revenue, gross profit and higher bad debt expense partially offset by lower selling and general administrative expenses in the current period compared to the corresponding quarter one year ago.

Income Tax Expense

            Income tax expense for the three months ended September 30, 2012 was $244,000, compared with $928,000 in the same quarter a year ago.  The Company’s statutory tax rate of 15% for the three months ended September 30, 2012 and 2011 reflects our classification status as a “National High-tech Enterprise” within the PRC, through which we obtained favorable tax rates for 2011 through 2013. Differences from the statutory rates are primarily due to the deferred tax impact of changes in the allowance for doubtful accounts for accounts receivable.

Net Income

            Our net income for the three months ended September 30, 2012 was $1.30 million, a decrease of $3.68 million, or 74%, from $4.97 million for the three months ended September 30, 2011. The main reasons for the decrease in our net income are the decrease in sales revenue and falling gross margins.

Nine Months Ended September 30, 2012 and 2011

The following table presents our results of operations for the nine-month period ended September 30, 2012 and 2011.

Results of Operations
	Nine Months Ended September, 30
	2012	2011	Change	% Chg
Revenue	$42,861,478	$58,708,134	$(15,846,656)	-27%
Cost of Revenue	30,174,983	37,041,618	(6,866,635)	-19%
Gross Profit	12,686,495	21,666,516	(8,980,021)	-41%
Selling Expenses	2,632,177	2,410,516	221,661	9%
General and Admin Expenses	2,087,401	2,525,230	(437,829)	-17%
Bad Debt Expense	724,745	(185,463)	910,208
Government subsidy income	0	146,415	(146,415)	-100%
Income from Operations	7,242,172	17,062,648	(9,820,476)	-58%
Net Interest Income (Expense)	(232,447)	(179,218)	(53,229)
Derivative Gain	0	934,260	(934,260)	-100%
Income Tax Expense	(1,147,965)	(2,670,115)	1,764,784
Net Income	$5,861,760	$15,147,575	$(9,043,181)	-61%
Basic Net Income per Share	$0.13	$0.35	$(0.21)
Basic Weighted Average Shares Outstanding	43,560,305	43,463,165	30,748
Diluted Net Income per Share	$0.13	$0.35	$(0.21)
Diluted Weighted Average Shares Outstanding	43,560,305	43,463,165	30,748

Revenue

For the nine months ended September 30, 2012, our sales revenue decreased by $15.9 million, or 27%, to $42.9 million from the $58.7 million we generated in the corresponding period of 2011.

Set forth below are our revenues by product category in millions USD for each of the nine months ended September 30, 2012 and 2011.

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Nine Months Ended September 30,		Net Change	% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$ 12.2	$ 18.6	-$ 6.5	-35%
Anti-Viro/ Infection & Respiratory	$ 18.7	$ 23.3	-$ 4.6	-20%
Digestive Diseases	$ 5.4	$ 8.4	-$ 3.0	-35%
Other	$ 6.6	$ 8.3	-$ 1.7	-21%

During the first nine months of fiscal 2012, our overall sales revenue decreased by 27% on a year-over-year basis, led by the CNS Cerebral & Cardio Vascular and the Anti-Viro/ Infection & Respiratory category. Sales in the CNS Cerebral & Cardio Vascular category decreased by $6.5 million, or 35%, to $12.2 million from $18.6 million. Our performance in this category was impacted by sales decrease of Ozagrel Sodium for Injection and Buflomedil Hydrochloride. Sales in the Anti-Viro/ Infection & Respiratory category decreased by $4.6 million, or 20%, to $18.7 million from $23.3 million. Our performance in this category was impacted by decreases in sales of Roxithromycin Dispersible Tablet and PuSenOK™. The Digestive Diseases category decreased by $3.0 million, or 35%, to $5.4 million from $8.4 million. Sales of “Other” products decreased by $1.7 million, or 21%, to $6.6million from $8.3 million.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2012 was $12.7 million, which was approximately 41% lower compared to $21.7 million in the first nine months of 2011. Our gross margin for the first nine months of 2012 was 29.6%, compared to 36.9% in the corresponding nine months of 2011. We are seeing steady pricing pressure on many of our products, although the pressure is not uniform across product lines. We expect current uncertain pricing environment to last for some time.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2012 were $2.63 million, an increase of 9.2%, compared to $2.41 million for the nine months ended September 30, 2011. The implementation of the healthcare reform and the impact of changes to the EDL requires more man power and material resources to do the marketing, which led the increase in selling expenses. Expansion of sales team in the grass-root healthcare institutions as well as rising wages contributed to the overall rising labor cost. Selling expenses were approximately 6.1% of revenue in the first nine months of 2012 compared to 4.1% during the comparable period a year ago.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2012 were $2.09 million, a decrease of $0.44 million, or 17%, compared to $2.53 million for the same period in 2011. We believe this is a periodic anomaly which does not suggest any trend.

Bad Debt Expense (Benefit)

Our bad debt expense for the nine months ended September 30, 2012 was $725,000 compared to a bad debt benefit of $185,000 for the same period in 2011. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense and Account Receivables"

Income from Operations

Our operating income for the nine months ended September 30, 2012 was approximately $7.24 million, compared to $17.06 million for the same period in 2011, which represented a decrease of $9.82 million, or 58%.  The decrease in operating income was primarily due to lower revenue, lower gross profit and higher operating expenses in the current period compared to the corresponding period one year ago.

Derivative Gains (Losses)

Changes to the derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $934,000 during nine months ended September 30, 2011. The warrants which were subject to derivative liability expired in May, 2011 thus there was no comparable expense during the nine months ended September 30, 2012.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2012 was $1.15 million, compared with $2.67 million in the first nine months a year ago. The Company’s statutory tax rate of 15% for the nine months ended September 30, 2012 and 2011 reflects our classification status as a “National High-tech Enterprise” within the PRC, through which we obtained favorable tax rates for 2011 through 2013. Differences from the statutory rates are primarily due to the deferred tax impact of changes in the allowance for doubtful accounts for accounts receivable.

Net Income

Our net income for the nine months ended September 30, 2012 decreased by $9.29 million, or approximately 61%, to $5.86 million from $15.15 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans.  As of September 30, 2012, our cash and cash equivalents outstanding was $5.06 million, which represents 3.1% of our total assets, an increase of $1.01 million from $4.05 million as of December 31, 2011. Of the $5.43 million of cash and cash equivalents and Banker’s Acceptances at September 30, 2012, a total of $5.43 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, or other payments to our parent company or to its shareholders.

As of September 30, 2012, we had a principal balance of approximately $3.96 million in short-term bank loans. On October 18, 2012, the Company fully paid the amount due under this line of credit and on October 26, 2012, it matured and was not renewed. On October 30, 2012, the Company entered into a new revolving line of credit with another bank in the amount of approximately $4.75 million. The related note payable bears interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was approximately $4.75 million as of November 9, 2012.The combination of cash flow generated from operating activities and cash flow from financing activities funded the new purchases of our intangible assets (drug formulas).

Selected Cashflows for Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
Cashflow from Operations
Net Income	5,861,760	15,147,575
Depreciation & Amortization	1,096,641	1,081,890
Changes in Assets & Liabilities
Trade Accounts Receivable	(2,443,587)	(9,507,941)
Advances to Suppliers	1,385,889	228,319
Inventory	(5,911,799)	(274,331)
Trade Accounts Payable	1,661,109	(1,933,820)
Net Cash Provided by Operating Activities	2,969,934	5,410,267

Cashflow from Investing Activities
Advances for purchases of property & equipment and intangible assets	(1,020,731)
Advances for purchases of intangible assets	(1,272,956)	(4,334,490)
Purchase of property and equipment	(81,352)	(280,645)

Net Cash Used by Investing Activities	(2,375,039)	(4,745,270)

Net Cash Provided by Financing Activities	393,004	347,919

Effect of Exchange Rate change on Cash	23,013	147,738
Net Increase in Cash and Cash Equivalents	1,010,912	1,160,654
Cash & Equivalent Beginning Balance	4,050,854	3,692,086
Cash & Equivalent Ending Balance	$ 5,061,766	$ 4,852,740

Operating Activities:

            Net cash provided by operating activities was $2.97 million in the nine months period ended September 30, 2012 compared to $5.41 million for the same period in 2011. The decrease in cash provided by operating activities was mainly due to lower net income and increases in inventory in the period ended September 30, 2012 compared to the corresponding period in 2011.  This is partially offset by decreases in the growth of accounts receivable and increases in accounts payable in the period ended September 30, 2012 compared to the corresponding period in 2011.

At September 30, 2012, our accounts receivable was $69.8 million, an increase of $0.1 million from $69.7 million at December 31, 2011, and a decrease of $1.6 million from $71.4 million at June 30, 2012. The balances of our accounts receivable in the second and third quarters 2012 were both lower compared to their previous quarters. For the first nine months in fiscal 2012, $2.44 million was used to fund increases in Account Receivables, compared to $9.51 million was used to fund increases in Account Receivables in the comparable period a year ago.

At September 30, 2012, total inventory was $37.8 million, an increase of $7.4 million from $30.4 million at December 31, 2011. Most of the inventory increase in the first nine months of 2012 was due to increased purchases of raw material inventory as well as a temporary rise in finished goods. In order to avoid any negative impact from the production facility new GMP upgrading and construction, we’ve steady raised our inventory to a relatively high level. Cash usage on Inventories for the nine months period ended September 30, 2012 was $5.91 million as compared to $0.27 million in the comparable period for 2011.

For the period ending September 30, 2012, the increase in our accounts payable was responsible for a cash addition of $1.66 million while in the same period in 2011 a decrease in accounts payable resulted in cash usage of $1.93 million.

Investing Activities:

            Net cash used in investing activities in the nine months ended September 30, 2012 was $2.38 million.  The majority of the cash was used for our investments in new drug formulas and property and equipment during the period. This was a decrease of $2.37 million compared to the same period in 2011 of $4.75 million which was mainly used to purchase new drug formulas. This decrease was mainly due to the decrease in periodic payment for new drug formulas in the nine months ended September 30, 2012 compared to the same period last year. And approximately $1.4 million pertained to the construction for facilities upgrading in order to comply with the new GMP standards.

Financing Activities:

During the first nine months of 2012, a related party advanced our company $393,004 at an interest rate of 1% per annum and a due date of December 31, 2012.

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

Off-Balance Sheet Arrangements

           There were no off-balance sheet arrangements during the nine-month periods ended September 30, 2012 or 2011.

Commitments

            At September 30, 2012 and 2011, we had no material commitments except for those expenditures incurred in the ordinary course of business.

Critical Accounting Policies and Estimates

            Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011, for disclosures regarding our critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended December 31, 2011. There were no new accounting policies and estimates during the three-month period ended September 30, 2012 that affected us in any material respect.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2012	By: /s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By: /s/ Zhilin Li
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