Form 10-K
period 2012-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2013-03-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-34471

China Pharma Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1564807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Second Floor, No. 17, Jinpan Road
Haikou, Hainan Province, China 570216

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (011) 86 898-6681-1730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value Per Share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $8,233,748 as of June 29, 2012, based on the closing price of $0.34 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 11, 2013 was 43,579,557.

Documents Incorporated by Reference:  None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2012

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

            At December 31, 2012, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

o	a basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market;

o	a first-to-market generic drug, which is a generic Western drug that is new to the PRC marketplace; or

o
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

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of approximately 1,220 independent regional distributors.

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

We entered into our current line of business on October 19, 2005 by acquiring Onny Investment Limited, a holding company formed in the British Virgin Islands (“Onny”), and its operating subsidiary located in the PRC, Hainan Helpson Medical & Biotechnology Co., Ltd. (“Helpson”).  On March 16, 2006, we changed our corporate name to China Pharma Holdings, Inc. On December 31, 2012, we reincorporated from the State of Delaware to the State of Nevada.

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

Our corporate organizational chart as of December 31, 2012 is set forth below.

Industry Background and Market Opportunities

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. According to the research report China Pharma Sector issued by CITI on January 13, 2013, they estimated that the Chinese prescription market reached a size of approximately RMB548 billion (approximately 88 billion USD) in 2012 and forecast that the pharma market could grow approximately 17% in 2013.  We believe the growth of Chinese pharmaceutical industry will continue.  According to the State Food and Drug Administration (SFDA) information center, the Chinese pharmaceutical market size has grown from RMB157.2 billion in 2000 to RMB619.4 billion in 2009. Furthermore, according to a report from IMS Health, a leading consulting firm focusing on healthcare and pharmaceutical areas, Asian, Australian and Chinese Pharmaceutical Market 2010-2014 Forecast released on September 2010, the pharmaceutical market in China was expected to grow by a CAGR of 23.2%, and to reach US$ 90 billion in 2014. According to the report, this projected growth is supported by the strong growth in the Chinese economy, the aging population, increasing rate of chronic disease in the PRC, the recent health care reform, and improvements in intellectual property right protection in the PRC.

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

            According to the State Food and Drug Administration (SFDA) information center, the total sales from hospital pharmacies reached RMB 442.8 billion in 2010, which represented an increase of 20% compared to the previous year. Due to the impact of health care reform in China, the medicine prices overall in hospital pharmacies have fallen, and the growth rate of the sales in hospital pharmacies has slowed. Instead, the rural area has become a fast growing segment for pharmaceutical products as the healthcare reform continues to expand government subsidies for the rural population.

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

National Medical Insurance Program. The National Medical Insurance Program (the “NMIP”), introduced in 1999, is the largest medical insurance program in the PRC.  According to. The Notice of Key Healthcare Works in 2013 released by Ministry of Health of PRC on January 22, 2013, the government is determined to maintain the coverage rate of NMIP above 95%; increase the average level of participant’s contribution to RMB340, and increase the government subsidy; optimize overall planning and reimbursement methods, increase the reimbursement rate to 75%, try to increase the real reimbursement rate by 5% to the previous year; increase the maximum reimbursement amount over RMB80,000 per person; increase the reimbursement level of outpatient expenses; and gradually reduce the percentage of participant’s out-of-pocket expenses to such participant’s total expenses.

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

            The SFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Since it was first enacted in 1988, GMP has over two decades of history in China, and went through two revisions in 1992 and 1998. As of June 30, 2004, manufacturing of all active pharmaceutical ingredients (API) and finished dosage must be in compliance with the GMP standards. The new GMP standards that became effective on March 1, 2011 include improvements based upon foreign manufacturing advancements, and has taken into consideration of local conditions in China. Based on the principle of “equal importance between hardware and software”, strictly implementing the idea of risk control during the manufacturing process of pharmaceutical products, and more focus on scientific guidance and operability, the new GMP standards are consistent with the World Health Organization (WHO) standards.

The four main characteristics of the new GMP standards are: (1) strengthening the establishment of the quality control system during the manufacturing process of pharmaceutical products by significantly increasing the requirements on quality control software; (2) improving the requirements on the quality of practitioners; (3) refining operation procedures, rules on document management, including manufacturing records, improving guidance and operability; (4) further improvement related to measures to ensure the safety of pharmaceutical products.

The new GMP standards became effective on March 1, 2011 and existing pharmaceutical manufacturers (except manufacturers of injectables, blood products, or vaccines, which have a three-year grace period) have a five-year grace period to upgrade existing facilities to comply with the revisions.  Per those mandatory requirements, the upgrading of our two injectable product lines must be accomplished by the end of 2013. We have completed the planning, design and an environment contamination evaluation, and commenced construction relative to certain required facilities and equipment. We continue to evaluate and implement the additional requirements of the standards.

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

            The five major goals in the RMB 850 billion healthcare reform plan for 2009 -2011 (which has recognized a record-high investment of RMB 1.5 trillion according to a statement made by  the Health Minister, Mr. Chen Zhu in July 2012) included: i) expanding basic medical insurance coverage, ii) establishing a national essential drug list (EDL) system, iii) improving grassroots medical infrastructure, iv) providing more equitable access to basic healthcare services, and v) carrying out public hospital pilot reforms. Approximately 45% of the government’s RMB850 billion has been spent on expanding the public medical insurance system (especially to cover the previously uncovered rural population), while about a quarter of the amount has been spent on upgrading and constructing medical institutions– especially country-level hospitals and rural clinics. Although the timeframe for implementing the three-year healthcare reform has been concluded, the government’s commitment to invest heavily in healthcare is expected to remain in place during the 12th Five-Year Plan and beyond.  Over time, the PRC government is committed to bringing down the amount of out-of-pocket expenses for individuals to less than 30% of the total cost during the 12th Five-Year Plan period and aims to provide universal access to a range of a healthcare services by 2020.

Our Strategy

            We believe we are well positioned in a rapidly-growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipeline include products for high-incidence and high-mortality conditions in China, including cardiovascular, central nervous system (CNS), infectious and digestive diseases.  Furthermore, the Healthcare Reform initiated by the State Council in 2008 in China has significantly expanded the landscape of healthcare industry in China. For example, the total number of healthcare institutions has increased to 956,000 as of the end of May 2012, with a breaking-down of 22,000 hospitals, 919,000 basic level healthcare institutions and 14,000 other institutions; which represented an increase of 14,183 in total number, an increase of 1,136 hospitals, and an increase of 13,007 basic level healthcare institutions to the situation as of the end of May 2011 according to the statistic center of MOH. The increase in demand from these sources should allow us to continue to grow organically. In addition, the new production approval we received from the SFDA on Candesartan, an angiotensin II receptor antagonist serving as a first-line treatment for hypertension in November 2012 and new products from our pipeline of products under development (such as the generic version of Crestor and novel anti-drug-resistant combination antibiotics) would offer us significant growth opportunities if these products were approved for manufacture and sale in the PRC. Finally, the Healthcare Reform has started to change the landscape of the Chinese pharmaceutical industry, which we believe will create many attractive acquisition opportunities. We plan to explore these opportunities in an effort to add synergistic products that can help us continue to grow at rates that are commensurate with our historical rate of growth.

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

•
Developing and Introducing Additional Products to Expand or Strengthen Our Existing Product Portfolio. We plan to focus our development capabilities towards expanding our existing portfolio of approved products. We have a number of products in various stages of the SFDA approval process. In addition, we intend to conduct clinical trials for new generic or modernized products and product line extensions for our existing products. We plan to introduce new generic or modernized products to leverage our branded market leadership position, particularly in the therapeutic areas in which we already have a strong presence.

•
Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with around 1,220 distributors in the PRC and plan to expand upon these relationships to target new markets. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and increase our market penetration in cities and rural areas in which we already have a presence.  Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies in cross selling our products.

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

Product	Indication	Year of Commercial Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Buflomedil Hydrochloride	Peripheral blood vessel diseases, including intermission claudication, Renaud syndrome and blood vessel convulsion.	2002

Gastrodin Injection	Tiredness, loss of concentration, poor sleep (the “declined spirit” syndrome), and for traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complication after surgery-thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Cerebral thrombosis, coronary heart disease and complication after the surgery-thrombus deep phlebitis.	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.	2007

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacteria, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Anhydrondrographolide	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Product	Indication	Year of Commercial Launch

Naproxen Sodium and Pseudophedrine Hydrochlorida Sustained Release Tablets	Relieve cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Gull Wood Extract Syrup	Detoxicating, anti-inflammatory, quickly reducing swelling, for the indication of acute tonsillitis, acute pharyngitis, acute conjunctivitis, and upper respiratory tract infection.	2010

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009
Others
Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

In addition to our pharmaceutical products, we also manufacture Recombined Human Fibroblast Growth Factor (rhaFGF), which is used by other companies in the manufacture of products for the repair of wounded skin cells.  We sell this product only to distributors for resale to other manufacturers as an active pharmaceutical ingredient, for the production of cosmetics.

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group in the years ended December 31, 2012 and 2011.

Product Category	Fiscal Years Ended December 31		Net Change	% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$15.2	$25.8	-$10.6	-41%
Anti-Viro/ Infection & Respiratory	$24.5	$32.0	-$7.5	-24%
Digestive Diseases	$7.0	$12.4	-$5.4	-44%
Other	$7.8	$11.0	-$3.2	-29%

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

 As of December 31, 2012, the product candidates that we are developing at different stages include the following:

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

Our drug formula development and acquisition expenditures  were  $3.2 million and $5.3 million in the years ended December 31, 2012 and 2011, respectively, which represented 6% and 7% of our revenues for such years, respectively.

We believe the first products to market from our product candidates will be Rosuvastatin, which is a generic form of Crestor® used in the treatment of hyperlipidemia, or high cholesterol.

Anti-Drug-Resistant Cephalosporin (anti-infection drug).  Cephalosporin continues to be the most widely prescribed class of antibiotics in China.  According to the SFDA, approximately 50% of antibiotic sales are derived from cephalosporin. According to Chinese industry publications, sales of cephalosporin antibiotics in China were estimated by the SFDA to be over $17.4 billion in 2015.  Due to broad usage of antibiotics, including cephalosporin, drug resistance has become a significant issue in China.  We believe our new combination antibiotic possesses substantial competitive advantages in this environment. The SFDA will designate our combination antibiotic as a Class 1 drug, which carries a five-year exclusivity when the SFDA approval is obtained.  The clinical trials for our cephalosporin product candidate commenced in November 2008, and we are currently in phase II of clinical trials.

Distribution and Customers

We believe we have a well-developed sales network.  As our current pharmaceutical product portfolio is comprised mainly prescription drugs, our major sales targets are hospitals. To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we use a distribution system comprised of approximately 1,220 independent regional distributors.  At December 31, 2012, we also had 16 sales offices covering all major provinces of China, and 141 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China.  Due to this advantage, we believe we are able to keep our selling cost down than the industry average.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC.  We have established long-standing relationships with most of our key customers as our operating subsidiary, Helpson, was formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our manufacturing facility, which was built in 2002, is approximately 8,000 square meters and has eight production lines for different forms including: tablets, capsule, granule, dried power, liquid injectable, Cephalosporins (specifically designated), chemical API, and biological API.  This facility is in compliance with GMP standards in China and has five GMP certificates that remain valid until May 7, 2013, August 10, 2013, September 20, 2014, February 9, 2015 and December 31, 2015, respectively. In order to meet the new GMP standards that became effective in March 2011, we are preparing to upgrade our production facilities and bring them in line with the new GMP standards before the end of the three-year grace period for injectables and five-year grace period for all other products.

Each of our eight production lines meets GMP guidelines promulgated in 1998.  Two of our production lines are used only for the production of active pharmaceutical ingredients, or API, that are used in the production of certain of our products.  The following table sets forth the capacity utilization rates for our eight pharmaceutical production lines for the years ended December 31, 2012 and 2011.

	Capacity Utilization Rate %
Production Line	2011	2012
Tablet	75	85
Capsule	55	70
Granule	100	100
Injectable	84	95
Dry Powder	82	100
Cephalosporins	100	100
Chemical API	65	65
Biological API	53	60

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products.  We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products.  Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials.  In certain cases, we enter into arrangements with suppliers to hedge against the risk of shortages of supply, and have the capability and warehouse capacity to store such materials if we anticipate a shortage of such materials.  Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2011, purchases from one supplier accounted for approximately 20.8% of raw material purchases.  For the year ended December 31, 2012, purchases from two suppliers accounted for 12.1% and 10.3% of raw material purchases, respectively.

Competition

We believe we have established a commercially competitive position in the highly-fragmented pharmaceutical industry in China through our core competitive advantages, as described below:

We have a highly-efficient commercialization process for new products, including significant experience with the SFDA registration process.

We have over 19 years of product-development experience during which time we have implemented processes to efficiently introduce and market new and existing products to the Chinese market. We have successfully obtained the final production approval from the SFDA for many pharmaceutical products, including fifteen new products in the past ten years.

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

Our profitability may be adversely affected if

·	the number of our competitors increases;

·	competitors engage in increased price competition; or

·
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

In 2012, we acquired another patent related to a medical formula for the treatment of cerebral/cardio-vascular diseases. This patent expires in 2029.

At December 31, 2012, we owned 17 registered trademarks, including marks for nine of the 20  pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339 and No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

Good Manufacturing Practice. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical product it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the SFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period.  However, for a newly-established pharmaceutical manufacturer that meets the GMP standards, the SFDA will issue a GMP certificate with only a one-year validity period. The new GMP standards became effective on March 1, 2011and  pharmaceutical manufacturers(except manufacturers of injectables, blood products or vaccines, which have a three-year grace period) have a five-year grace period to upgrade existing facilities to comply with the revisions.

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

Product Liability and Consumers Protection

Product liability claims may arise if any pharmaceutical products sold have a harmful effect on the consumers. The injured party may claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

Price Controls

The retail prices of some pharmaceutical products sold in China, primarily those included in the Essential Drug and Reimbursement Lists and those pharmaceutical products for which production or distribution are deemed to constitute monopolies, are subject to price controls in the form of retail price ceilings. In particular, manufacturers or distributors cannot freely set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities. The National Development and Reform Commission (NDRC), may grant premium pricing status to certain pharmaceutical products that are subject to price controls, and may set the price-ceiling of pharmaceutical products that have obtained such status.

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

Reimbursement under the National Medical Insurance Program

By the end of 2012, approximately 1.3billion people had been enrolled into the NMIP. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80-90% of the cost of a Tier 2 medicine.

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

Foreign Currency Exchange.  Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by State Administration of Foreign Exchange, or the SAFE, and other relevant PRC government authorities, Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

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

Employees

            As of December 31, 2012, we had 443 employees, among which 401 employees were full-time employees and 42 employees were temporary employees.   None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

As required by applicable Chinese law, we have entered into employment contracts with substantially all of our officers, managers and employees. We are working towards entering into employment contracts with those employees who do not currently have employment contracts with us. The PRC enacted a new Labor Contract Law, which became effective on January 1, 2008. We have updated our employment contracts and employee handbook and are in compliance with such law. We will work with our employees to insure that our employees obtain the full benefit of the law.

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

The commercial success of our products depends upon the degree of market acceptance they achieve among the medical community, particularly among physicians and hospital administrators. Physicians may not prescribe or recommend our products to patients and procurement departments of hospitals may not purchase our products if physicians or hospital pharmacists do not find our products attractive. The acceptance and use of our products among the medical community will depend upon a number of factors, including:

·	perceptions by physicians, patients and others in the medical community about the safety and effectiveness of our products;

·	the prevalence and severity of any side effects;

·	the pharmacological benefit of our products relative to competing products and products under development;

·	the efficacy and potential advantages of our products relative to competing products and products under development;

·	the relative convenience and ease of administration of our products;

·	the methods by which our pharmaceutical products may be delivered to patients;

·	the effectiveness of our education, marketing and distribution efforts and those of our distributors;

·	publicity concerning our products or competing products and treatments;

·	the price of our products and competing products; and

·	the continued inclusion of our products in the National Medical Insurance Program and competitive products being added to the National Medical Insurance Program.

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

In particular, we expect to receive the SFDA production approval for Rosuvastatin, a drug for indication of high blood cholesterol level , in the near future, which will allow us to commence our marketing and sale of this product in the marketplace.  Due to the uncertainty set forth above, we cannot assure you that we will be able to obtain this approval within that timeframe, or at all. Even if we do obtain these approvals, we cannot assure you that such approvals will not be modified or revoked. We will not be able to manufacture and market this new product as planned or at all if we do not obtain this governmental approval.

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

Failure to comply with applicable GMP standards could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating to personnel, premises and equipment, raw materials and products, qualification and validation, documents management, production management, quality control and quality assurance, and products distribution and recall. Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies. The SFDA have implemented the more stringent new GMP standards which are aimed at improving drug production management and controlling risks in the production process and introduce internationally-recognized quality control mechanisms. The latest update to the GMP standards have greatly raised the bar for quality control, documentation, and overall manufacturing processes, thus causing an increase of cost in manufacturing and decrease of profit margins.

A pharmaceutical manufacturer must meet the new GMP standards, which became effective on March 1, 2011 for each of its production facilities in China with respect to each form of pharmaceutical products it produces within a five-year grace period. Manufacturers of injectables, blood products, or vaccines have a three-year grace period to bring existing facilities in line with the revisions.

Although each of our eight production lines meets GMP guidelines promulgated in 1998 and we are in the process of upgrading our production facilities to bring them in line with the new GMP standards, we may not obtain clearance from the SFDA in the event that we are inspected.  Any failure to comply with the new GMP standards may subject us to fines or other penalties, which may have a material and adverse impact on our business, financial condition and results of operations.

If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitor’s products, then our gross and net profits margins will be adversely affected.

In each of the years ended December 31, 2011 and 2010, our gross profit margin exceeded 35%.  However, our gross profit margin decreased to 26% in the year ended December 31, 2012. The pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the price of raw materials. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected.  In addition, in the event that our products are included in the EDL, which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

The prices of pharmaceutical products listed in the national medical insurance catalog and other medicines, the production or  trading of which may constitute monopolies, are subject to the control of the NDRC of the PRC and the relevant provincial or local price control authorities, either in the form of fixed prices or price ceilings. From time to time, the NDRC publishes a list of medicines subject to price controls. The NDRC directly regulates retail prices of certain medicines on the list and authorizes provincial price control authorities to regulate retail prices of the remaining products on that list. Because of these price controls, which are in the form of price ceilings, it would be difficult for us to raise the wholesale prices of any products subject to such controls if their price ceilings are not raised by the NDRC.  The limitation on our ability to raise the wholesale prices of our products may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, which would lower our margins. We are required to file the prices of our products with the provincial price control authorities. The prices of our products may be adjusted downward by the relevant governmental authorities in the future. Separately, the government implemented two rounds of retail drug price cuts in 2012, first in May when the NDRC cut the maximum prices of certain digestive diseases drugs by an average of 17%, and in October when prices for certain tumor, immune system and hematological system drugs were cut by an average of 17%. In addition, since the prices of all medicines are set by NDRC or relevant governmental authorities, if we are required to lower the wholesale prices to distributors of our principal products in the future as a result of any government-mandated reduction in the price ceilings of our products, our future revenue and profitability would be adversely affected.

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

Our future growth and success significantly depend on our ability to successfully market our products to hospitals as prescription medicines. Approximately 90% of the end-customers of our products were hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

·	the inclusion of this medicine on the hospital’s formulary, which establishes the scope of medicines physicians at this hospital may prescribe to their patients, and

·	the willingness of physicians at the hospital to prescribe this medicine to their patients.

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

The successful development of pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals.  In addition, the research and development cycle for new products for which we may obtain an approval certificate is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an approval certificate and commercializing the product may require ten years or longer. A few of our product candidates are in the early stages of pre-clinical study and clinical trial and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial production and sales of these products. There is no assurance that our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly-developed products will achieve commercial success.

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

Our business strategy includes collaborating with third parties for research and development of new products. We rely on long-term cooperative relationships with a number of research institutions and universities in the PRC, including Chinese Academy of Sciences, China University of Pharmaceuticals, the Military Medical Academy Basic Medical Science Institute, Chongqing Pharmaceutical Research Institute and Sichuan University.  These research institutions and universities have collaborated with us in a number of research projects and certain of our products that have obtained approval certificates were developed by such research institutions.  At present, several research institutions and universities are working with us on various research and development projects.  Any failure of such research institutions to meet the required quality standards and timetables set in their research agreements with us, or our inability to enter into additional research agreements with these research institutions on terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects.  In addition, the growth of our business and development of new products may require that we seek additional research institutions.  We cannot assure you that we will be able to enter into agreements with new parties on terms acceptable to us.  Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

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

Our success will depend in part on our ability to enhance our existing products and to develop new products. The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly. Relatively few research and development programs produce a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

·	the failure to demonstrate safety and efficacy in preclinical and clinical trials;

·	the failure to obtain approvals for intended use from relevant regulatory bodies, such as the SFDA;

·	our inability to manufacture and commercialize sufficient quantities of the product economically; and

·	proprietary rights, such as patent rights, held by others to our product candidates and their refusal to sell or license such rights to us on reasonable terms, or at all.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with approximately 1,220 distributors in the PRC. Although for the year ended December 31, 2012, no customer accounted for more than 10% of sales or ending accounts receivable. For the years ended December 31, 2011 one distributor accounted for 20.4% of our revenues. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States.  Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products.  In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products.  We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

 We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 33% and 46% of our net revenues in 2012 and 2011, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operation may be affected if we could not obtain raw materials from our current  key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products.  Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2011, purchases from one supplier accounted for 20.8% of our raw material purchases. For the year ended December 31, 2012, purchases from two suppliers accounted for 12.1%  and 10.3% of our raw material purchases, respectively.

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

We have limited ability to manage the activities of our distributors and third-party marketing firms that we contract to promote our products and brand name, both of which are independent from us. Our distributors and third-party marketing firms could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

·	sell our products outside their designated territory, possibly in violation of the exclusive distribution rights of other distributors;

·	fail to adequately promote our products;

·	promote competing products in lieu of our products; or

·	violate the anti-corruption laws of China, the United States or other countries.

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

 Based on our current operating plans, we expect our existing resources to be sufficient to fund our existing operations for at least 12 months. However, we may be required to raise additional funds to expand our operations, including the construction of a production line dedicated to the production of cephalosporin combination drug. In addition, we may,  need to raise additional funds if our expenditures exceed our current expectations. This could occur for a number of reasons, including:

·	we determine to devote significant amount of financial resources to the development of products that we believe to have significant commercialization potential;

·	we determine to acquire or license rights to additional product candidates or new technologies;

·
some or all of our product candidates fail in clinical trials or pre-clinical studies or prove to be not as commercially promising as we expect and we are forced to develop or acquire additional product candidates;

·	our product candidates require more extensive clinical or pre-clinical testing or clinical trials of these product candidates take longer to complete than we currently expect; or

·	we determine or are required to conduct more high-throughput screening than expected against current or additional disease targets to develop additional product candidates.

Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

·	our future financial condition, results of operations and cash flows;

·	general market conditions for capital-raising activities by pharmaceutical companies; and

·	economic, political and other conditions in China and elsewhere.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2012, we had 443employees.  Our continued future growth will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

All of our products are produced at our manufacturing facility in Hainan, China.  A significant disruption at that facility, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations.  Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. In addition, the nature of our production and research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster.  We do not maintain any insurance other than property insurance for some of our buildings and equipment.  Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. In addition, our production process requires a continuous supply of electricity. We have encountered power shortages historically due to restricted power supply to industrial users during summers when the usage of electricity is high and supply is limited or as a result of damage to the electricity supply network.  Because the duration of those power shortages was brief, they had no material impact on our operations. Interruptions of electricity supply could result in lengthy production shutdowns, increased costs associated with restarting production and the loss of production in progress.  Any major suspension or termination of electricity or other unexpected business interruptions could have a material adverse impact on our business, financial condition and results of operations.

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

As a result, we enjoyed a preferential tax rate of 9%, 10% and 11% in the years of 2008, 2009 and 2010. We obtained the High Tech Enterprise status from the government in 2010 and we enjoy a 15% income tax rate for a three-year period from 2011 to 2013. We expect to be subject to a standard income tax rate of 25% starting from 2014 unless we continue to receive preferential tax treatment as a High Tech Enterprise or we qualify for any other preferential tax treatment according to any regulations or policies applicable at that time. We intend to apply for continued High Tech Enterprise status in 2013, with its associated favorable tax rate, but can give no assurances that our application will be successful. The discontinuation of any of our existing special or preferential tax treatment or other incentives could have an adverse affect on our business, financial condition and results of operations.

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

We conduct substantially all of our business and have historically derived all of our revenues in China.  Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The Chinese economy differs from the economies of most developed countries in many respects, including:

·	the degree of government involvement;

·	the level of development;

·	the growth rate;

·	the control of foreign exchange;

·	access to financing; and

·	the allocation of resources.

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

Although the PRC government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

·	We will be able to capitalize on economic reforms;

·	The Chinese government will continue its pursuit of economic reform policies;

·	The economic policies, even if pursued, will be successful;

·	Economic policies will not be significantly altered from time to time; or

·	Business operations in China will not become subject to the risk of nationalization.

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

On March 28, 2007, the SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Share Option Plan of Overseas-Listed Company, which were superseded by Notice from SAFE regarding Issues related to Domestic Individual Participating Offshore Public Company Equity Incentive Plan  promulgated on February 15, 2012 (“SAFE #7”) or the Share Option Rule.  Under the Share Option Rule, PRC citizens who are granted share options or other employee equity incentive awards by an overseas publicly-listed company are required, through a PRC agent who may be a PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures related to the share options or other employee equity incentive plans.  We and our PRC citizen employees who are granted share options or other equity incentive awards under our 2010 Long-Term Incentive Plan, or PRC optionees, are subject to the Share Option Rule.  If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

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

We are a Nevada holding company with substantially all of our operations conducted through our operating subsidiary in China.  Under the new PRC Enterprise Income Tax Law, or the new EIT Law, and its implementation rules, both of which became effective on January 1, 2008, China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, is generally subject to a 10% withholding tax.  The new EIT Law, however, also provides that enterprises established outside China whose “de facto management bodies” are located in China are considered “tax resident enterprises” and will generally be subject to the uniform 25% enterprise income tax rate as to their global income.  Under the implementation rules, “de facto management bodies” are defined as the bodies that have, in substance, overall management control over such aspects as the production and business, personnel, accounts and properties of an enterprise.  In April 2009, the PRC tax authority promulgated the Notice on Determination of Tax Resident Enterprises of Chinese-controlled Offshore Incorporated Enterprises in accordance with Their De Facto Management Bodies, or Circular 82, to clarify the criteria for determining whether the “de facto management bodies” are located within the PRC for enterprises incorporated overseas with controlling shareholders being PRC enterprises.  As all of the our operational management is currently based in the PRC, and we expect them to continue to be located in China, our company may be deemed a PRC resident enterprise and therefore subject to the PRC enterprise income tax at a rate of 25% on our worldwide income, which excludes the dividends received directly from another PRC resident enterprise.  Due to the lack of clear guidance on the criteria pursuant to which the PRC tax authorities will determine our tax residency under the new EIT Law, it remains unclear whether the PRC tax authorities will treat us as a PRC resident enterprise.  Therefore, we are unable to confirm whether we are subject to the tax applicable to resident enterprises or non-resident enterprises under the new EIT Law.  Furthermore, in connection with the new EIT Law and Tax Implementation Regulations, the Ministry of Finance and State Administration of Taxation jointly issued, on April 30, 2009, the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59, which became effective retrospectively on January 1, 2008. As Circular 59 has only recently been promulgated, it is uncertain to us as to how it will be implemented and the respective tax base and the tax exposure cannot be determined reliably at this stage.  In case we are required to pay the income tax on capital gains by the relevant PRC tax authorities, our financial conditions and results of operations could be adversely affected.

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

Risks Related to our Common Stock

The market price for our common stock may be volatile which could results in a complete loss of your investment.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

·	actual or anticipated fluctuations in our quarterly operating results;

·	announcements of new products by us or our competitors;

·	changes in financial estimates by securities analysts;

·	conditions in the pharmaceutical market;

·	changes in the economic performance or market valuations of other companies involved in pharmaceutical production;

·	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

·	economic, regulatory and political developments;

·	additions or departures of key personnel, or

·	potential litigation.

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

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui holds 21.4% and Zhilin Li holds 23.1% of our common stock, respectively, as of the date hereof. As a result, these two stockholders are able to significantly influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls should we become an accelerated filer in the future, and weaken investor confidence in our financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2012 and there existed  material weakness in our internal control over financial reporting as of December 31, 2012.

 Although the material weakness identified in Item 9A of this Annual Report was the result of our failure to appropriately classify inventory obsolescence and impairment of long-lived assets and  we believe we are taking appropriate actions to remediate such material weakness, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective.  We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

Mortgaged Property

Helpson entered into a loan agreement with Bank of China in October 2012. In order to secure the loan, Helpson mortgaged its land use rights and owned buildings as set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 30 million (approximately $4.75 million)	Bank of China	October 29, 2012 to October 28, 2013	The interest rate is a variable rate equal to 115% of the floating base interest for loans of the same term promulgated by the PRC’s central bank.	Helpson’s land : 22,936 square meters (Certificate #: Guo Yong [2003] No. 005572) Helpson’s buildings: 663.94 square meters (Certificate #: HK008109) and 6593.2 square meters (Certificate #: HK122889)

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares began trading on the NYSE MKT (Formerly known as NYSE Amex) on September 30, 2009 under the symbol “CPHI”.   Prior to September 30, 2009, our shares traded on the OTC Bulletin Board under the symbol “CPHI.OB.”

The following table, based upon yahoo finance, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the period from January 1, 2011 to December 31, 2012.

	High	Low

Fiscal 2012

First Quarter	$0.82	$0.66
Second Quarter	0.68	0.29
Third Quarter	0.46	0.29
Fourth Quarter	0.37	0.19

Fiscal 2011

First Quarter	$3.19	$2.25
Second Quarter	2.75	1.59
Third Quarter	2.52	0.96
Fourth Quarter	1.05	0.62

Holders

As of March 11, 2013, there were approximately 142 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The disclosure contained in “Item 11. Executive Compensation – Discussion of Summary Compensation and Grants of Plan-based Awards Tables” is incorporated herein by reference.  The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
The 2009 Stock Option Plan (1)	-	-	-
The 2010 Long-Term Incentive Plan	25,000	$2.54	3,975,000(2)
Equity compensation plans not approved by security holders	-	-	-
Total	25,000	-	3,975,000

__________________

(1)             The 2009 Stock Option Plan ceased its effectiveness as of April 29, 2012.
(2)             Does not include the 125,000 shares of restricted stock granted under the 2010 Long-Term Incentive Plan.

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

Summary of the Fiscal Year Ended December 31, 2012

The economic and pharmaceutical challenges and uncertainties had negatively impacted our business in 2012, which led to the overall decline in sales of our products. For the year ended December 31, 2012, we had a certain drop in financial performance. Revenue decreased by 33% to $54.5 million, as compared to $81.2 million in the year ended December 31, 2011. This decrease was primarily from our CNS Cerebral & Cardio Vascular product category in terms of the decrease in dollar amount (approximately $10.6 million) and digestive disease product category in terms of percentage of decrease in revenues (approximately 44%).

Net income for the year ended December 31, 2012 was $4.6 million, a decrease of 76%, from $19.3 million in the year ended December 31, 2011. Our net income for the year ended December 31, 2012 included inventory obsolescence, while the net income for the year ended December 31, 2011included gains resulting from changes in the fair value of our derivative warrant liability. Due to the negative impact on sales of finished goods from price cutting, rising cost and policy adjustment, significant differences occurred between the sales estimates when raw materials were purchased compared to the sales performance realized for certain products. This lead to certain raw materials approached their expiration dates. Based on the evaluation the management made on December 31, 2012, we recognized a reserve of $1.77 million for inventory obsolescence. Without the effect of the inventory obsolescence and derivative warrant liability, management estimates that net income would have been approximately $6.1 million and $18.4 million in 2012 and 2011. The decrease in net income was mainly due to the decrease in revenue, gross profit margin, and the incurrence of inventory obsolescence in 2012.

From a profitability perspective, our gross profit margin for the year ended December 31, 2012 was 26% compared to 36% in 2011. Without the effect of inventory obsolescence in 2012, management estimates that our gross profit would have been approximately 29% in 2012. The decrease in gross profit margin was mainly due to increases in costs and margin compression as a result of the Healthcare Reform. Pricing pressure is now quite a prominent feature in the overall pharmaceutical market in China.

Cash flow from operations for the year ended December 31, 2012 was $3.64 million, compared to $5.24 million in 2011. The decrease is due primarily to the decrease in net income, partially offset by a decrease in accounts receivable.

Earnings per common share (basic and diluted) for the year ended December 31, 2012 was $0.11 per share compared to $0.44 per share for the year ended December 31, 2011.

Business Overview & Recent Developments

In the year ended December 31, 2012, we continued to execute our business strategy of expanding revenues from our core portfolio of products while continuing the development process of new products. However the year was a challenging one as the implementation of the Healthcare Reform has resulted in increased pricing pressure and lower gross profit margins across the board for almost all pharmaceutical products.

The products in our pipe-line progressed slowly but steadily along the development process, and are getting closer to product launch. The SFDA is also revising its production approval criteria and processes, resulting in longer approval time for new production applications across all types of products. In some cases they are adding additional requirements for products already under review. In November, 2012, we received production approval from the SFDA for Candesartan, a front-line drug therapy we developed for the treatment of hypertension. We plan to launch this product during 2013. The clinical trial for Rosuvastatin, or the generic version of Crestor, was completed in December, 2010 and we are in the process of applying for the production approval for this product. In September 2010, we also completed Phase I of our clinical trial for our new antibiotic combination drug. We are currently moving ahead and are in Phase II of the trial for this drug.

The following is a list of the current status of some of our pipeline products:

•
Cadesartan. We received production approval from the SFDA for Candesartan, a front-line drug therapy we developed for the treatment of hypertension in November 2012. We plan to launch this product during 2013.

•
Antibiotic Combination. We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic in the third quarter of 2010. We are currently in Phase II of the clinical trial which is progressing well.

•
Rosuvastatin. Rosuvastatin is a generic form of Crestor, a drug for indication of high blood cholesterol level. Clinical trials for this generic drug were completed in the fourth quarter of 2010 and we have submitted an application for production approval.

•
Heart Disease Drug. We are developing a liquid oral medicine for the treatment of coronary heart disease. This product comes with a patented Traditional Chinese Medicine (TCM) formula and we are currently conducting Phase III clinical trials for this drug. Due to the improved regulatory requests for clinical works, we adjusted our anticipated completion timeframe for the clinical trials work for this product to 2013.

Market Trends

The growth of China’s pharmaceutical market is driven by China’s rapid economic growth. Increased healthcare spending by the Chinese government to reform the healthcare system has already greatly improved the accessibility of, and desire for, medical care. Important additional factors include, but are not limited to: the aging of the population and the resulting increase in age-related disorders; the urban migration of the population; and improved awareness of personal health care.

The Healthcare Reform program announced by the Chinese government in late 2009 is having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. Over all, the government plans to provide a basic, universal healthcare system to all citizens of China. We believe volume expansion will continue as government subsidies to rural communities expand further. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to EDL products, we have also seen pricing pressure on most of the drugs we sell. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will not only survive but thrive in this environment.

Results of Operations for the Fiscal Year Ended December 31, 2012

Revenue

For the year ended December 31, 2012, our sales revenue was $54.5 million, a decrease of 33%, compared to $81.2 million in 2011.

Set forth below are our revenues by product category in millions USD for the years ended December 31, 2012 and 2011.

Product Category	Fiscal Years Ended December 31		Net Change	% Change
	2012	2011
CNS Cerebral & Cardio Vascular	$15.2	$25.8	($10.6)	-41%
Anti-Viro/ Infection & Respiratory	$24.5	$32.0	($7.5)	-24%
Digestive Diseases	$7.0	$12.4	($5.4)	-44%
Other	$7.8	$11.0	($3.2)	-29%

The most significant revenue decrease in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular” product category, which generated $15.2 million in sales revenue compared to $25.8 million a year ago, a decrease of $10.6 million, or 41%. This decrease was mainly due to sales of Bumetanide, a drug prescribed for treatments of various edema diseases, hypertension, acute renal failure, and Ozagrel, also a drug prescribed for treatments of cerebral thrombosis, coronary heart disease. Sales of the “Anti-Viro/Infection & Respiratory” category decreased by $7.5 million to $24.5 million in 2012 compared to $32.0 million in 2011, which was mainly due to the decrease in sales of our Cefalexin Capsules, an EDL drug. Our “Digestive Diseases” category generated $7.0 million of sales in 2012, compared to $12.4 million in the previous year, or a decrease of $5.4 million.  Our “Other” product category sales fell to $7.8 million from $11.0 million, a decrease of $3.2 million.

In the year ended December 31, 2012, revenue breakdown by product category showed small changes. Sales of the “Anti-Viro & Respiratory” products category represented 45% of total sales in the year ended on December 31, 2012, compared to 39% in 2011. The “CNS, Cerebral & Cardio Vascular” category was steady, representing 28% of total revenue in 2012 and 32% 2011. The “Digestive Diseases” category represented 13% of total revenue in 2012 compared to 15% in 2011.  The “Other” category represented 14% and 14% of revenues in 2012 and 2011, respectively.

Cost of Revenue

For the year ended December 31, 2012, our cost of revenue was $38.7 million, or 71% of total revenue, which represented a decrease of $13.5 million from $52.2 million, or 64% of total revenue, in 2011, a decrease of 25.9%.  The decrease in cost of revenue during 2012 was not proportional to the revenue decrease, primarily due to increases in our average unit costs for inventory.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2012 was $14.1 million, a decrease of $15 million, or 51%, from $29.0 million in 2011.  Our gross profit margin in 2012 was 26%, compared to 36% in 2011. Without the effect of inventory obsolescence in 2012, management estimates that our gross profit would have been approximately 29% in 2012. The Healthcare Reform instituted by the Chinese government since 2009 has resulted in margin compression in most pharmaceutical products on the markets today, especially in the generic space that many of our products are in. The decrease of sales and continuously increase of the purchase price of raw materials attributed to the decrease of gross profit. Going forward we expect to see continued pricing pressure on most products, but new products such as Candesartan and Rosuvastatin could help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the year ended December 31, 2012 were $3.54 million, an increase of approximately $0.1 million, compared to $3.44 million in 2011.  Selling expenses accounted for 6.5% of the total revenue in 2012 compared to 4.2% in 2011.  Due to many adjustments in our selling processes from healthcare reform policies, despite the decrease in sales, we required additional personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2012 were $3.31 million, a decrease of $0.41 million from $3.72 million in 2011.  General and administrative expenses accounting for 6.1% and 4.6% of our total revenues in 2012 and 2011, respectively.

Bad Debt Expenses (Benefit)

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell to mostly government-backed hospitals. Therefore the age of our receivables from our customers tends to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the government, management believes that the deferred payments from state-owned hospitals are secure and will eventually be collected. So far, we have always been able to collect our receivables and have not written-off any receivables in our 19-year history of doing business with hospitals.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $62.1 million and $51.4 million as of December 31, 2012 and 2011, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 30, 2012 and 2011:

	December 31,	December 31,
	2012	2011
1 - 90 Days	12.1%	29.9%
90 - 180 Days	12.8%	21.8%
180 - 360 Days	32.4%	27.9%
360 - 720 Days	42.7%	20.4%
Total	100%	100%

Although we have not had to write off any receivables thus far in our history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old (although there were no accounts receivable over 720 days old at December 31, 2012 or 2011).

To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $4.43 million and $3.54 million as of December 31, 2012 and December 31, 2011 respectively. The changes in the allowance for doubtful accounts during the years ended December 31, 2012 and 2011 were as follows (there were no write-offs or recoveries):

	For the Fiscal Years Ended
	December 31,
	2012	2011
Balance, Beginning of Year	$3,536,405	$3,317,017
Bad debt expense (benefit)	871,612	108,085
Foreign currency translation adjustment	21,928	111,303
Balance, End of Year	$4,429,945	$3,536,405

Impairment of intangible assets

The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. As a result of the evaluations made in December 31, 2012, the Company determined that it is not likely that the carrying value of two medical formulas will be realized from future cash flows due to the failure to meet certain improved technical criteria for one formula and pricing pressures on the other one. As a result, impairment losses relating to those intangible assets were $593,095 during the year ended December 31, 2012.  No impairment losses were recognized during the year ended December 31, 2011.

Income from Operations

Our operating income for the year ended December 31, 2012 was $5.9 million, compared to $22.0 million in 2011, a decrease of $16.1 million. The main reasons for the decrease were lower revenue, lower gross profits and higher bad debt expenses in 2012.

Net Interest Income (Expense)

Net interest expense for the year ended December 31, 2012 was $303,431, compared to $247,990 in 2011, an increase of $55,441.

Derivative Gains (Losses)

Changes to derivative warrant liability are recognized in the results of operations and resulted in a derivative gain of $934,260 during the year ended December 31, 2011. (Please see Note 9 to our consolidated financial statements contained in this report.) There was no derivative gain during the year ended December 31, 2012.

Income Tax Expense

In the years ended December 31, 2012 and 2011, we paid income tax at the rate of 15%. Income tax expense was $0.98 million and $3.44 million for the years ended December 31, 2012 and 2011 respectively. We obtained the "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the fourth quarter of 2010. With this designation, we are entitled to a preferential tax rate of 15% for the years ending December 31, 2011, 2012 and 2013, which is notably lower than the statutory income tax rate of 25%.

Net Income

Net income for year ended December 31, 2012 was $4.6 million, a decrease of 76%, from $19.3 million in the year ended December 31, 2011.The decrease in net income was mainly due to the decrease in revenue, gross profit margin, increase in cost, and changes in derivative gain.

For the year ended December 31, 2012, earnings per basic and diluted common share was $0.11 per share, compared to $0.44 per share in the year ended December 31, 2011.

The number of basic and diluted weighted average outstanding shares used to calculate earnings per share were 43,579,557 for 2012 and 43,479,899 for 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans.  Our cash and cash equivalents was $4.03 million, which represents 2.47% of our total assets as of December 31, 2012, was comparable to $4.05 million, which represents 2.59% of our total assets as of December 31, 2011. Of the $4.03 million of cash and cash equivalents at December 31, 2012, a total of $3.92 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of December 31, 2012, we had a principal balance of $4.76 million in short-term bank loans. The cash flow generated from operating activities funded the new purchases of our intangible assets (drug formulas).

During 2012, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

At December 31, 2012, the Company was obligated to pay laboratories $6.47 million upon their completion of the various phases of contracts to provide SFDA production approval of more than 10 medical formulas. Those payments are expected to be made out of the Company’s cash flow from operations ratably over approximately the following 48 months, depending on the progress of the various contracts. A typical contract requires an upfront deposit and then two to three additional milestone payments plus a final payment when the SFDA approval is obtained. Since the payments are progress driven, it is difficult to calculate the timing of the payments with any precision; however, management expects that the payments will be somewhat even over the payment period given the number of contracts in progress. The funding obligation is not expected to have an undue negative impact on the liquidity of the Company given the Company’s historical cash flows and estimated future cash flows from operating activities.

Based on our current operating plan, management believes that our cash provided by operations as well as the anticipated capital expenditure project financing from a bank will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and new GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $3.64 million in the twelve months period ended December 31, 2012 compared to $5.24 million for the same period in 2011. As a common business practice in China, Banker's Acceptances (BAs) are often used to settle payment instead of checks. During the year ended December 31, 2012, the Company collected accounts receivable with BAs with a maturity of more than 90 days, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $5.22 million would have been generated in operating activities in the year ended December 31, 2012. This was mainly because of the improved performance in collection of accounts receivable partially offset the decrease in net income in 2012.

At December 31, 2012, our accounts receivable was $66.2 million, a decrease of $3.5 million from $69.7 million at December 31, 2011. Our receivables decreased due to decreased sales and the improved performance of our collection in account receivables. For fiscal 2012, $1.1 million was generated from decreases in Account Receivables, compared to $11.4 million was used to fund increases in Accounts Receivable in the comparable period a year ago.

At December 31, 2012, total inventory was $36.4 million, an increase of $6.0 million from $30.4 million at December 31, 2011. In order to avoid any negative impact from our transition to our new production facility, new GMP upgrading and construction, we have gradually increased our inventory to a relatively high level. Cash used on Inventories for the year ended December 31, 2012 was $4.7 million as compared to $2.9 million in the comparable period for 2011.

For the period ending December 31, 2012, the decrease in our accounts payable was responsible for a cash usage of $0.3 million in 2012, compared to a cash usage of $1.9 million in the same period in 2011.

Investing Activities

In the year ended December 31, 2012, net cash used in investment activities was $4.99 million, a decrease of $0.64 million, compared to $5.63 million in 2011. As a common business practice in China, Banker's Acceptances (BAs) are often used to settle payment instead of checks. During the year ended December 31, 2012, the Company made payment with BAs with a maturity of more than 90 days, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $6.56 million would have been used in investment activities. The investment spending in 2012 was mainly for the new GMP upgrading related construction and equipment, as well as purchase of medical formulas.

Financing Activities

In the year ended December 31, 2012, net cash flow generated from financing activities was approximately $1.3 million compared to $0.6 million in the same period of 2011. The main source of the 2012 financing came from the increased size of the new credit line we got from a bank, as well as the loan from a related party.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of December 31, 2012 and 2011, the net assets of Helpson were $142,597,000 and $135,748,004, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,935,122 and $7,863,490 (50% of registered capital) for the fiscal years ended December 31, 2012 and 2011.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 5.6% and 5.8%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.

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

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Commitments

At December 31, 2012, we were obligated to pay laboratories and others approximately $6,476,000 over approximately the next 4 years upon completion of the various phases of contracts to provide SFDA production approval of medical formulas.

We entered into purchase and construction agreements during the year ended December 31, 2012 in connection with the construction of a new facility and required manufacturing improvements.  Future minimum commitments under the agreements are as follows:

For the year ended December, 31
2013	$13,133,498
2014	968,859
Total	$14,102,358

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012 and 2011, together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of this report.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2012 with respect to our reporting for inventory obsolescence and impairment of long-lived assets.  The material weakness occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP. Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 12, 2013 along with their positions, offices and term:

Name	Age	Position
Zhilin Li	59	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	55	Director
Gene Michael Bennett	65	Independent Director
Yingwen Zhang	67	Independent Director
Baowen Dong	71	Independent Director

All of our directors hold offices until our next annual meeting of the stockholders, at which  a successor will be duly elected and qualified or until his or her earlier resignation, removal from office, death or incapacity. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above directors and executive officers.

Zhilin Li, is the Chairman, President, Chief Executive Officer and interim Chief Financial Officer of our company. She has served as a director since 2006 and as the President and Chief Executive Officer since 2005. She was a founder of Helpson, and served as chairman and Chief Executive Officer of Helpson from 1993 to 2005. Ms. Li was formerly the president of Haikou Bio-Engineering Institute as well as the vice president of Sichuan Institute of Biology.  She graduated from Sichuan University with a degree in biology.  Her role as a one of the founders of our company and her extensive experience in bio-engineering make her well suited to serve as our Chairman.

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

Gene Michael Bennett, has served as our independent director since February 2008.  Mr. Bennett also presently serves as Chief Executive Officer of the American General Business Association in Beijing, China, since 2009.  Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He acted as a partner of ProCFO Company based in California which provided contract chief  financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade of Honolulu. He also previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University.  Mr. Bennett also worked as an accounting, tax, and audit professor at California State University at Fullerton, and he acted as chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He currently is a DBA candidate in Corporate Governance at City University of Hong Kong. Mr. Bennett obtained his CPA license from the State of Colorado, but is currently inactive. Mr. Bennett’s extensive background in accounting, financial management and reporting, including SEC related reporting qualifies Mr. Bennett to serve as an independent director of our company and the chairman of our audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2011, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings and our  records, we believe that, during the year ended December 31, 2012, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11.      EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our company and our subsidiaries (collectively, the “Named Executive Officers”).  No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer, President and interim Chief Financial Officer	2012 2011	220,000 220,000	— —	50,661(1) 76,339(1)	7,039(2) 10,606(2)	— —	— —	16,000(3) 16,000(3)	293,700 322,945

Frank Waung Former Chief Financial Officer	2012 2011	61,857 160,000	— —	76,646(4) 42,854(4)	7,374(5) 66,384(5)	— —	— —	— —	145,877 269,238
            _____________

(1)           Amounts represent the vested portion of the fair value of 50,000 restricted shares at a price of $2.54 per share granted to Ms. Li on May 25, 2011 for which we recognized compensation expense of $50,661 and $76,339 in our financial statements for the years ended December 31, 2012 and 2011, respectively. The shares had a one-year vesting period and vested on May 25, 2012. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

(2)            Amounts represent vested portion of the fair value of a two-year option to purchase 25,000 shares of our common stock award granted on May 25, 2011 for which we recognized compensation expense of $7,039 and $10,606 in our financial statements for the years ended December 31, 2012 and 2011, respectively.  The amounts do not reflect the actual amounts that may be realized by the named executive officer.

(3)           Represents the amount payable to Ms. Li for serving as a director of our company.

(4)           Amounts represent the vested portion of the fair value of restricted stock awards recognized in our financial statements in 2012 and 2011.  In 2012, we issued 100,000 restricted shares at a price of $0.56 per share which vested immediately. In 2011 we issued 25,000 shares at a price of $2.54 per share granted to Mr. Waung on May 25, 2011, for which recognized $20,646 and $42,844 in our financial statements for the years ended December 31, 2012 and 2011, respectively. The shares had a one-year vesting period. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

(5)           Amounts represent the fair value of stock option awards recognized in our financial statements in 2012 and 2011.  On April 28, 2010, we issued a two-year option to purchase 150,000 shares of common stock at an exercise price of $3.47 per share vesting over a one year period.  The fair value of the option on the date of grant was $169,921, of which $54,934 was recognized as compensation expense in 2011.  On May 25, 2011, we issued a two-year option to purchase 25,000 shares of common stock at an exercise price of $2.54 per share vesting over a one year period.  The fair value of the option on the date of grant was $19,050. A total of $7,599 and $11,451 was recognized for the years ended December 31, 2012 and 2011, respectively. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

The fair value of the options described above were determined using the Black-Scholes Option Pricing Model. We apply the simplified method due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. A more detailed discussion of the assumptions used in calculating these value may be found in Note 11 to the consolidated audited financial statements included in this Annual Report on Form 10-K.

Employment Agreements

Zhilin Li.  Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, which expired on June 30, 2010. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement.  Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s chief executive officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li's compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended 2010, when aggregated with her compensation from our U.S. holding company level, was $200,000.

On May 25, 2011, Ms. Li’s annual base salary was increased to $220,000. In addition, pursuant to the 2010 Incentive Plan and the Restricted Share Award Agreement dated May 25, 2011 between the Company and Ms. Li, she was granted 75,000 shares of restricted stock, of which (i) 50,000 shares vested on May 25, 2012, and (ii) 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria, which was forfeited as criteria was not achieved.  Under the 2010 Incentive Plan and pursuant to the Non-qualified Stock Option Agreement dated May 25, 2011 between the Company and Ms. Li (“Li’s Stock Option Agreement”), she was also granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, of which (i) 25,000 shares vested on May 25, 2012, and (ii) 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria, which was forfeited as criteria were not achieved.

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

On April 28, 2011, we renewed the employment agreement with Mr. Waung, pursuant to which Mr. Waung agreed to continue to serve as our Chief Financial Officer for one year at an annual salary of $165,000.  In addition, pursuant to the 2010 Incentive Plan and the Restricted Share Award Agreement dated May 25, 2011 between the Company and Mr. Waung, he was granted 50,000 shares of restricted stock, of which (i) 25,000 shares will vest on April 28, 2012, and (ii) 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria.  Under the 2010 Incentive Plan and pursuant to the Non-qualified Stock Option Agreement dated May 25, 2011 between the Company and Mr. Waung (“Waung’s Stock Option Agreement”), he was also granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, of which (i) 25,000 shares vested on April 28, 2012, and (ii) 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria, which was forfeited as criteria were not achieved.

Effective April 28, 2012, we entered into an Amendment Agreement to the Non-Qualified Stock Option Agreements to amend the terms of the equity award previously granted to Mr. Waung under the 2009 Option Plan and 2010 Incentive Plan in conjunction with the termination of his employment agreement effective April 29, 2012.  The effect of the amendment was to terminate a total of 185,000 vested but unexercised options immediately on April 28, 2012 as opposed to 90 days after the employment termination date.   Effective the same date, the Company granted 100,000 shares of common stock to Mr. Waung under the 2010 Incentive Plan.

Payments upon Termination or Change-in-Control

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the outstanding restricted stock and stock option awards held by our named executive officers (including former named executive officer) as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Zhilin Li	25,000(1)	-	-	2.54	5/25/2013	-	-		-
Chairman, Chief Executive Officer, President and interim Chief Financial Officer

Frank Waung	-	-	-	-	-	-	-	-	-
Former Chief Financial Officer

  ______________________

(1)           These options were granted under our 2010 Incentive Plan and became exercisable on May 25, 2012.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved, our 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries.  The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock.  As of March 11, 2013, 125,000 shares of restricted stock and options to purchase an aggregate of 100,000 shares of common stock had been granted under the 2010 Incentive Plan, among which, 50,000 shares of restricted stock and options to purchase 75,000 shares were forfeited or cancelled.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation paid to our directors during the year ended December 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Heung Mei Tsui	16,000	—	—	—	—	—	16,000
Gene Michael Bennett	16,000	—	—	—	—	—	16,000
Yingwen Zhang	6,346	—	—	—	—	—	6,346
Baowen Dong	6,346	—	—	—	—	—	6,346

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 24, 2012, we renewed the engagement letters with each of our three independent directors.  Pursuant to the renewed engagement letters on the same terms and conditions as the previous engagement, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $6,346), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $3.32 per share.  As of the date of this report, no warrants have been issued to Mr. Bennett.

On December 24, 2012, we also entered into a renewal engagement letter with Ms. Tsui, pursuant to which Ms. Tsui is entitled to annual compensation of $16,000 for serving as our director for a term of three years.

Compensation Committee Interlocks and Insider Participation

The members of the Nominating and Compensation Committee of our Board of Directors during fiscal 2012 were Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang.  During fiscal 2012:

·             none of the members of the Nominating and Compensation Committee of our Board of Directors was an officer (or former officer) or employee of our company or any of its subsidiaries;

·             none of the members of the Nominating and Compensation Committee had a direct or indirect material interest in any transaction in which we were a participant and the amount involved exceeded $120,000;

·             none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire Board of Directors) of another entity where one of that entity’s executive officers served on our Nominating and Compensation Committee;

·             none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Nominating and Compensation Committee; and

·             none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire Board of Directors) of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED  STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 11, 2013 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 11, 2013, an aggregate of 43,579,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	10,075,000(4)	23.1%
Heung Mei Tsui Director	9,312,651	21.4%
Yingwen Zhang Director	0	*
Gene Michael Bennett Director	0	*
Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	19,387,651	44.5%

Greater than 5% Stockholders

Pope Asset Management, LLC 5100 Poplar Ave, Ste 805 Memphis, TN 38137	2,224,831(5)	5.1%

Jian Yang	2,278,815	5.2%
__________________

*	Represents less than 1%.

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)
Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)
In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may  acquire, within 60 days of March 11, 2013 upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 11, 2013, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days of March 11, 2013 (for those who have options).

(4)	Include options to purchase 25,000 shares of common stock that vested on May 25, 2012 and presently exercisable within 60 days.

(5)
Pope Asset Management, LLC (“Pope Management”) is the investment adviser for Pope Investments II LLC (“Pope Investment”). Pope Investments owns 52,823 shares. Pope Management owns 2,172,008 shares on behalf of its clients.  Therefore, Pope Management, as investment advisor to Pope Investments could be deemed to be beneficial owners of  2,224,831 shares.   Mr. William Wells is the sole manager of Pope Management and has dispositive and voting power over the shares held by Pope Investment.  This information is derived from Schedule 13G filed by Pope Management, Pope Investment and Mr. William jointly on February 13, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the years ended December 31, 2012 and December 31, 2011, Mr. Tsui, one of our directors, loaned $493,004 and $595,670 to the Company, respectively.  The balance of such loans was $1,354,567 and $899,314 at December 31, 2012 and 2011, respectively.  The loan bears interest at a rate of 1% per annum and principle and interest are payable on December 31, 2013, pursuant to a loan confirmation letter by and between the Company and Ms. Tsui.  We recognized interest expense of $9,942 and $7,180 for the years ended December 31, 2012 and 2011.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE MKT.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Hansen, Barnett & Maxwell, P.C. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $142,000 and $140,800 for the fiscal years ended December 31, 2011 and 2012, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services were approximately $43,000 for the fiscal year ended December 31, 2011. The audit-related fees related to the review of responses to SEC comment letters. We did not incur any audit-related fees during the fiscal year ended December 31, 2012.

Tax Fees

The aggregate fees billed by our principal accountants for tax or tax related services were $4,000 and $1,776 for the fiscal years ended December 31, 2011 and 2012, respectively.  The tax services related to the preparation of U.S. Federal income tax returns.

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

Date: March 14, 2013	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2012

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 14, 2012

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 14, 2012

/s/ Yingwen Zhang Yingwen Zhang	Director	March 14, 2012

/s/ Baowen Dong Baowen Dong	Director	March 14, 2012

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

CHINA PHARMA HOLDINGS, INC.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1*	Engagement Letter dated December 24, 2012 by and between the Company and Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company.

10.2*	Engagement Letter dated December 24, 2012 by and between the Company and Mr. Yingwen Zhang for Mr. Zhang serving as a director of the Company.

10.3*	Engagement Letter dated December 24, 2012 by and between the Company and Mr. Baowen Dong for Mr. Dong serving as a director of the Company.

10.4*	Engagement Letter dated December 24, 2012 by and between the Company and Mr. Gene Michael Bemmett for Mr. Bennett serving as a director of the Company.

10.5	2009 Stock Option Plan of the Company (incorporated by reference to Appendix B of the Company’s Preliminary Information Statement on Schedule 14C filed on September 3, 2009).

10.6	Option Grant Agreement dated as of April 28, 2010 between the Company and Frank Waung (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).

10.7
Employment Agreement dated July 1, 2010 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2010).

10.8	Form of Warrant, dated May 17, 2010, issued to FirsTrust Group Inc. (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

10.9*	Loan Extension Agreement between the Company and Heung Mei Tsui.

10.10	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.11	Employment Agreement dated May 31, 2011 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Frank Waung (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.12
Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.13
Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.14
Amendment Agreement to Non-Qualified Stock Option Agreements dated as of April 28, 2012 by and between the Company and Mr. Waung  (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2012).

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

We have audited the consolidated balance sheets of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 13, 2013

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,029,708	$4,050,854
Banker's acceptances	101,570	83,512
Trade accounts receivable, less allowance for doubtful
accounts of $4,429,945 and $3,536,405, respectively	66,175,570	69,695,556
Other receivables, less allowance for doubtful
accounts of $49,881 and $38,921, respectively	80,799	55,039
Advances to suppliers	4,816,354	5,778,841
Inventory	36,359,516	30,378,658
Deferred tax assets	967,671	566,226
Total Current Assets	112,531,188	110,608,686
Advances for purchases of property and equipment	-	170,323
Advances for purchases of intangible assets	39,263,977	36,194,494
Property and equipment, net of accumulated depreciation of
$4,273,373 and $3,391,124, respectively	9,031,894	6,334,817
Intangible assets, net of accumulated amortization of
$2,944,726 and $3,041,804, respectively	2,412,854	3,082,671
TOTAL ASSETS	$163,239,913	$156,390,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,841,862	$3,112,385
Accrued expenses	202,185	184,017
Accrued taxes payable	2,426,826	3,082,353
Other payables	1,094,886	822,448
Advances from customers	1,945,984	1,784,474
Other payables - related parties	1,354,567	861,563
Short-term notes payable	4,761,073	3,931,745
Total Current Liabilities	14,627,383	13,778,985
Long-term deferred tax liability	95,963	128,909
Total Liabilities	14,723,346	13,907,894
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,529,557 shares outstanding, respectively	43,580	43,530
Additional paid-in capital	23,590,204	23,448,534
Retained earnings	108,904,325	104,286,666
Accumulated other comprehensive income	15,978,458	14,704,367
Total Stockholders' Equity	148,516,567	142,483,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,239,913	$156,390,991

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011
Revenue	$54,507,049	$81,166,739
Cost of revenue	38,660,814	52,178,680
Inventory obsolescence	1,769,984	-

Gross profit	14,076,251	28,988,059

Operating expenses:
Selling expenses	3,535,214	3,439,522
General and administrative expenses	3,313,306	3,716,397
Bad debt expense	871,612	108,085
Impairment of intangible assets	593,095	-
Total operating expenses	8,313,227	7,264,004

Government subsidy income	141,987	301,672

Income from operations	5,905,011	22,025,727

Other income (expense):
Interest income	4,944	7,208
Interest expense	(308,375)	(255,198)
Derivative gain	-	934,260
Net other income (expense)	(303,431)	686,270

Income before income taxes	5,601,580	22,711,997
Income tax expense	(983,921)	(3,442,355)
Net income	4,617,659	19,269,642

Other comprehensive income - foreign currency
translation adjustment	1,274,091	5,080,098
Comprehensive income	$5,891,750	$24,349,740

Earnings per Share:
Basic	$0.11	$0.44
Diluted	$0.11	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2010	43,404,557	$43,405	$23,252,476	$85,017,024	$9,624,269	$117,937,174

Issuance of options as compensation	-	-	76,991	-	-	76,991
Issuance of stock as compensation	125,000	125	119,067	-	-	119,192
Net income for the year	-	-	-	19,269,642	-	19,269,642
Foreign currency translation adjustment	-	-	-	-	5,080,098	5,080,098
Balance, December 31, 2011	43,529,557	43,530	23,448,534	104,286,666	14,704,367	142,483,097

Share-based compensation	100,000	100	141,620	-	-	141,720
Forfeiture of contingently vesting shares	(50,000)	(50)	50	-	-	-
Net income for the year	-	-	-	4,617,659	-	4,617,659
Foreign currency translation adjustment	-	-	-	-	1,274,091	1,274,091
Balance, December 31, 2012	43,579,557	$43,580	$23,590,204	$108,904,325	$15,978,458	$148,516,567

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$4,617,659	$19,269,642
Depreciation and amortization	1,462,771	1,174,822
Stock based compensation	141,721	196,183
Derivative gain	-	(934,260)
Bad debt expense	871,612	108,085
Impairment of intangible assets	593,095	-
Inventory obsolescence provision	1,769,984	-
Deferred income taxes	(430,250)	37,281
Changes in assets and liabilities:
Trade accounts and other receivables	(1,098,322)	(11,392,154)
Advances to suppliers	1,014,760	(251,171)
Inventory	(4,702,575)	(2,925,143)
Trade accounts payable	(306,040)	(1,928,259)
Accrued expenses and other liabilities	246,817	758,783
Accrued taxes payable	(683,357)	591,470
Other payables	744	13,327
Advances from customers	145,201	518,718
Net Cash Provided by Operating Activities	3,643,820	5,237,324

Cash Flows from Investing Activities:
Net investment in banker's acceptances	-	(82,149)
Advances for purchases of property and equipment	(1,612,670)	-
Advances for purchases of intangible assets	(3,218,035)	(5,191,385)
Purchase of property and equipment	(156,878)	(352,362)
Net Cash Used in Investing Activities	(4,987,583)	(5,625,896)

Cash Flows from Financing Activity:
Proceeds from issuance of notes payable	793,223	-
Borrowings from related party	493,004	595,670
Net Cash Provided by Financing Activity	1,286,227	595,670

Effect of Exchange Rate Changes on Cash	36,390	151,670
Net Increase (Decrease) in Cash	(21,146)	358,768
Cash and Cash Equivalents at Beginning of Period	4,050,854	3,692,086
Cash and Cash Equivalents at End of Period	$4,029,708	$4,050,854

Supplemental Cash Flow Information:
Cash paid for interest	$298,433	$248,018
Cash paid for income taxes	2,138,853	4,532,592
Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$151,731	$143,151
Accounts receivable collected with banker's acceptances	4,354,825	6,102,570
Inventory purchased with banker's acceptances	2,768,805	6,102,570
Advances for purchases of property and equipment paid with banker's acceptances	1,540,820	-
Advances for purchases of intangibles paid with banker's acceptances	27,909	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation as of December 31, 2012, owns 100% of Onny Investment Limited (Onny), a British Virgin Islands corporation, that in turn owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), a company organized under the laws of the People's Republic of China (the PRC). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

On December 31, 2012, China Pharma Holdings, Inc consummated a reincorporation merger for the purpose of changing the state of incorporation from Delaware to Nevada pursuant to the terms and conditions of an Agreement and Plan of Merger dated December 27, 2012.  The reincorporation merger was approved by stockholders holding the majority of the outstanding common shares on December 21, 2012.

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

Reclassification - The Company has made certain reclassifications to the consolidated balance sheet at December 31, 2011 to conform to the December 31, 2012 presentation. These reclassifications had no effect on the consolidated statements of operations or cash flows for any periods presented.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the management of the Company (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker’s acceptances purchased with maturities of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. At December 31, 2012, trade accounts receivables included $30,134,909 from sales that occurred more than one year prior to December 31, 2012, that Management believes are collectable.

Advances to Suppliers and Advances from Customers – Common practice in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. An allowance for inventory obsolescence is provided when the market value of inventory items is lower than its cost.  The Company recognized an inventory obsolescence reserve of $1,769,984 and $0 for the years ended December 31, 2012 and 2011, respectively.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. The Company evaluated its long-lived assets at December 31, 2012 and determined that the value of certain of its intangible assets were impaired and recognized an impairment loss of $593,095 for the year ended December 31, 2012. No impairment was recognized during the year ended December 31, 2011.  See Note 4.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Cost of Revenues – Cost of revenues includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of products.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development costs were not material during the years ended December 31, 2012 and 2011.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by provincial governments. The governments benefit plans assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $233,846 and $166,071 to retirement benefit plans for the years ended December 31, 2012 and 2011, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. The Company did not incur any advertising costs for the years ended December 31, 2012 and 2011.

Basic and Diluted Earnings per Common Share - Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially issuable dilutive common shares.

Potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive as follows:

	For the Years Ended
	December 31,
	2012	2011
Warrants with exercise prices of $3.00 to $3.80 per share	150,000	150,000
Options with an exercise price of $2.54 to $3.47 per share	50,000	310,000
Total	200,000	460,000

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

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secure due to the state policy on protecting depositors’ interests. The PRC promulgated a new Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Recently Announced Accounting Standards – The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which revises the manner in which comprehensive income is presented in an entity’s financial statements. This update requires the presentation of the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive financial statements. The option to present comprehensive income in the statement of stockholders’ equity has been eliminated. The provisions of this update were effective as of January 1, 2012, and the Company has included a continuous consolidated statement of comprehensive income as part of these consolidated financial statements.

ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, provides converged guidance on how to measure fair value, which is largely consistent with existing U.S. GAAP. This update also requires additional fair value measurement disclosures. The provisions of this update were effective as of January 1, 2012. The effects of adoption were not significant to the accompanying consolidated financial statements.

ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, permits, but does not require, an entity to conduct an initial qualitative assessment to determine whether it is more likely than not that a non-goodwill indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required (i.e., comparing the asset's fair value with its carrying amount). This new standard was adopted by the Company on September 30, 2012 and had no significant effect on the accompanying consolidated financial statements.

ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, requires disclosures about assets and liabilities that are offset or have the potential to be offset. This new guidance will be effective for reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2012	2011
Raw materials	$30,198,816	$24,920,825
Finished goods	7,930,684	5,457,833
	38,129,500	30,378,658
Allowance for obsolescence - raw materials	(1,769,984)	-
Total inventory	$36,359,516	$30,378,658

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
Permit of land use	$447,013	$442,978
Building	2,419,125	2,397,286
Plant, machinery and equipment	6,381,209	6,184,254
Motor vehicle	147,080	145,300
Office equipment	222,273	204,552
Construction in progress	3,688,567	351,571
Total	13,305,267	9,725,941
Less: accumulated depreciation	(4,273,373)	(3,391,124)
Property and Equipment, net	$9,031,894	$6,334,817

Construction in progress consisted of machinery, equipment, construction costs incurred in connection with the construction of a new facility and required manufacturing upgrades.  Once the machinery is in production and the facility is in use, construction in progress is moved into plant, machinery and equipment and depreciated.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows::

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2012 and 2011, depreciation expense was $851,047 and $555,036, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the State Food and Drug Administration (the “SFDA”) in China. The Company did not obtain SFDA production approval for any medical formula during the year ended December 31, 2011 and no costs were reclassified from advances to intangible assets in 2011. During the year ended December 31, 2012, the Company received production approval from the SFDA for one medical formula and reclassified $507,174 from advances to intangible assets. The new medical formula is being amortized from the date SFDA approval was received over its estimated useful life of thirteen years and is not expected to have a residual value at the end of its useful life.

Approved medical formulas are amortized from the date SFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $611,724 and $596,525 for the years ended December 31, 2012 and 2011, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company evaluates each approved medical formula for impairment at the date of SFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. As a result of the evaluations, the Company determined that it is not likely that the carrying value of two medical formulas will be realized from future cash flows due to the failure to meet certain improved technical criteria for one formula and from pricing pressures on the other one. As a result, impairment losses relating to those intangible assets were $593,095 for the year ended December 31, 2012. No impairment losses were recognized during the year ended December 31, 2011.

Intangible assets consisted solely of SFDA approved medical formulas as follows:

	December 31,
	2012	2011
Gross carrying amount	$5,357,580	$6,124,475
Accumulated amortization	(2,944,726)	(3,041,804)
Net carrying amount	$2,412,854	$3,082,671

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2013	$ 521,980
2014	505,653
2015	364,978
2016	318,939
2017	272,386
Thereafter	428,918
Total	$ 2,412,854

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, it has entered into contracts with independent laboratories and others for the purchase of medical formulas. Although SFDA approval had not been obtained for these medical formulas at the dates of the contracts, the objective of the contracts is for the Company to obtain SFDA-approved medical formulas once the SFDA approval process is completed. The Company received the title to two patents that relate to medical formulas currently in the SFDA approval process at December 31, 2012. The related patents have not expired.

Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. The application to the SFDA for production approval must be made by the production facility that will produce the related product. As a result, a contract typically provides that the Company buys the medical formula from the laboratory and the laboratory is required to assist the Company in applying for and obtaining the production approval from the SFDA.

A typical SFDA approval process for the production of a generic medical product involves a number of steps that generally requires three to five years. If the medical formula is purchased at the point when the generic medical product receives the SFDA’s approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After the clinical study is completed, the results are submitted to the SFDA and a production approval application is filed with the SFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain SFDA approval. Upon approving the generic medical product, the SFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, SFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Under the terms of the contracts, the laboratories are required to assist the Company in obtaining production approval for the medical formulas from the SFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the SFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the SFDA are recorded as advances for purchases of intangible assets.

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

At December 31, 2012, the Company was obligated to pay laboratories and others approximately $6,476,000 upon completion of the various phases of contracts to provide SFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and December 31, 2011, a member of the Company’s board of directors advanced the Company $493,004 and $595,670, respectively. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $9,942 and $7,180 was recognized for the years ended December 31, 2012 and 2011. Total advances owing to the board member were $1,354,567 and $861,563 as of December 31, 2012 and December 31, 2011, respectively, and are recorded as other payables – related parties on the accompanying consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

On September 30, 2010, the Company entered into a revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.97 million).  Advances on the line of credit were due one year from the date of the advance, with the note payable collateralized by certain land use rights and buildings. On October 26, 2011, the Company renewed the underlying note with the same bank.  The note bears interest at a base rate equal to the PRC’s floating six-month to one year rate of 6.56% plus an additional 15% of the base rate, with a resulting rate of 7.54% at December 31, 2011. Advances on the line of credit were due one year from the date of the advance and collateralized by certain land use rights and buildings. The outstanding balance due under the revolving line of credit was RMB 25,000,000 ($3,931,745) at December 31, 2011. This amount was classified as a short-term notes payable in the accompanying consolidated balance sheet at December 31, 2011. On October 18, 2012, the Company fully paid the amount due under this line of credit and on October 26, 2012, it matured and was not renewed.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

On October 30, 2012, the Company entered into a new revolving line of credit with another bank in the amount of RMB 30,000,000. The related note payable bears interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable. The outstanding balance due under the revolving line of credit was RMB30,000,000 ($4,761,073) as of December 31, 2012.  The Company has no additional amounts available to it under the line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheet at December 31, 2012.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at December 31, 2012 and 2011 approximated their fair value because of the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $113.4 million at December 31, 2012. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax penalties are included as a component of other expenses. Through December 31, 2012, the Company has not identified any uncertain tax positions that it had taken. U.S. income tax returns for the years ended December 31, 2009 through December 31, 2012 and the Chinese income tax return for the year ended December 31, 2012 are open for possible examination.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (EIT Law) and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company has transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012	2011
Current	$1,414,171	$3,458,568
Deferred	(430,250)	(16,213)
Total income tax expense	$983,921	$3,442,355

Following is a reconciliation of income taxes calculated at the federal statutory rate to the provision for income taxes:

	Years Ended December 31,
	2012	2011
Tax at statutory rate of 25%	$1,400,395	$5,677,999
Non-deductible stock-based compensation from
current and prior years	149,644	261,122
Effect of tax holiday	(655,947)	(2,330,566)
Other, primarily the effect of US tax rates	(70,471)	-
Change in valuation allowance	160,300	(166,200)
Income tax expense	$983,921	$3,442,355

The effect of the tax holiday amounted to savings of $655,947 and $2,330,566 for the years ended December 31, 2012 and 2011, which was equivalent to basic and diluted earnings per share of $0.02 and $0.05 per share for the years ended December 31, 2012 and 2011, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2012	2011
Deferred income tax assets:
Allowance for doubtful trade receivables	$664,492	$530,461
Allowance for doubtful other receivables	7,482	5,838
Inventory obsolescence reserve	265,498	-
Expenses not deductible in current year	30,200	29,927
Share based compensation	45,777	172,911
U.S. net operating loss carry forwards	905,669	618,236
Total deferred income tax assets	1,919,118	1,357,373
Valuation allowance	(951,447)	(791,147)
Net deferred income tax asset	$967,671	$566,226
Deferred income tax liability:
Intangible assets	$95,963	$128,909

As of December 31, 2012, the Company has net operating losses from continuing operations for United States federal income tax purposes of $2,663,731 which are available to offset future taxable income, if any, and expire, if not used, from 2029 through 2032.  In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of December 31, 2012 and 2011.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $951,447 and $791,147 as of December 31, 2012 and 2011, respectively.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.  During 2012 and 2011, the Company received an incentive payment from the tax authority of the Hainan provincial government in the PRC totaling $141,987 and $301,672, respectively, which has been recorded as government subsidy income on the accompanying statements of operations and comprehensive income for the years ended December 31, 2012 and 2011.

NOTE 9 – DERIVATIVE WARRANT LIABILITY

On May 27, 2008 and on May 30, 2008, the Company issued warrants to purchase 1,250,000 shares of common stock at $2.80 per share and warrants to purchase 300,000 shares of common stock at $2.98 per share, respectively, exercisable for a period of three years. These warrants contained certain pricing reset provisions which caused the warrants to be treated as a derivative. These warrants were never exercised and expired on May 27, 2011. Changes to the warrant derivative liability were recognized in the results of operations and resulted in derivative gains of $0 and $934,260 for the years ended December 31, 2012 and 2011, respectively.

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker’s acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of December 31, 2012 and 2011:

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$101,570	$-	$101,570	$-
Total	$101,570	$-	$101,570	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2011	Level 1	Level 2	Level 3
Banker's acceptance notes	$83,512	$-	$83,512	$-
Total	$83,512	$-	$83,512	$-

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 11 - STOCKHOLDERS' EQUITY

On December 31, 2012, the domicile of China Pharma Holdings, Inc. was changed from the State of Delaware to the State of Nevada through a merger of the Delaware corporation with and into its newly set-up Nevada subsidiary, with the Nevada subsidiary being the surviving corporation. Each common share, warrant and stock option outstanding on the merger date was automatically converted into a common share, warrant or stock option of the Nevada corporation.

The Company is authorized to issue 95,000,000 shares of common shares, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of December 31, 2012, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire May 16, 2013. At December 31, 2012, the warrants had a weighted-average exercise price of $3.40 per share, a weighted-average remaining contractual life of 0.4 years and a total intrinsic value of $0.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock.  Through December 31, 2012, 125,000 shares of common stock and options to purchase an aggregate of 100,000 shares of stock options had been granted under the 2010 Incentive Plan.

On May 25, 2011 the Company issued two-year options to purchase a total of 100,000 shares of its common stock under the 2010 Incentive Plan to two of its executive officers as follows. The Company’s Chief Executive Officer was granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, the closing price of the Company’s common stock on the day prior to the day of grant, expiring on May 25, 2013, of which 25,000 shares vested on May 25, 2012 and 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria. The Company also granted its former Chief Financial Officer non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, expiring on April 28, 2013, of which 25,000 shares vested on April 28, 2012 and 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria.

The grant-date fair value of the options of $0.71 per share, or $70,580 in total, was based on the grant-date closing market price of $2.54 per share and on the following weighted-average assumptions: risk free interest rate of 0.54%, expected dividend yield of 0%, expected volatility of 70.4% and an expected life of 1.0 year. The share-based compensation expense relative to the fixed stock options was recognized over the period the options vested. Share-based compensation relative to the performance-based options will be recognized only if the performance criterion is met.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

In addition, on May 25, 2011 the Company granted 125,000 shares of common stock under the 2010 Incentive Plan to two of its executive officers valued at $317,500 based on the closing market price on the date of grant of $2.54 per share. Specifically, the Company granted 75,000 shares of restricted stock to its Chief Executive Officer, of which 50,000 shares vested on May 25, 2012, and 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria, and the Company granted 50,000 shares of restricted stock to its former Chief Financial Officer, of which 25,000 shares vested on April 28, 2012 and 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria. The performance criterion was not met and the performance-based shares were forfeited during the year ended December 31, 2012. The share-based compensation related to the fixed share awards was recognized over the period the shares vested.

Effective April 28, 2012, the Company and Frank Waung, its former Chief Financial Officer, entered into an Amendment Agreement to Non-Qualified Stock Option Agreements to amend the terms of the equity awards previously granted to Mr. Waung in conjunction with the termination of his employment agreement with the Company effective April 29, 2012.  The effect of the amendment was to terminate a total of 185,000 vested but unexercised options immediately on April 28, 2012 as opposed to 90 days after the employment termination date. Effective the same date, the Company awarded 100,000 shares of common stock to Mr. Waung for his previous service to the Company.

Accordingly, the Company recorded a total of $55,775 of stock compensation expense based upon the excess of the fair value of the common stock issued in exchange for the options that were cancelled, i.e., 185,000 options with a fair value of $225 in exchange for 100,000 shares of common stock with a fair value of $56,000 based on the closing market price of the common stock of $0.56 per share on the date awarded. The fair value of the stock options was computed using the Black-Scholes Option Pricing Model, using the following assumptions: risk free interest rate of 0.14% to 0.19%, expected dividend yield of 0%, expected volatility of 66.7% and an expected life of 0.5 to 1.1 years.

On April 27 and 28, 2012 a total of 50,000 options to purchase common stock granted under the 2010 Incentive Plan with an exercise price of $2.54 per share were forfeited due to the failure to achieve the performance-based vesting criteria.

The Company recognized $141,720 and $196,183 of compensation expense during the years ended December 31, 2012 and 2011, respectively, as general and administrative expenses related to the awards of common shares and grants and modifications of stock options. The total income tax benefit recognized from the related stock-based compensation was $35,430 and $49,046 for the years ended December 31, 2012 and 2011, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model using the assumptions noted in the preceding paragraphs. Expected volatility is based on the historical volatility of the Company’s common stock prices. The Company uses historical data to estimate employee termination rates. The expected term of options granted is determined by the simplified method, which is one-half of the original contractual term. The simplified method is used due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity as of December 31, 2012, and changes during the year then ended is presented below:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2011	310,000	$3.03
Forfeited	(50,000)	2.54
Expired	(235,000)	3.19
Outstanding at December 31, 2012	25,000	$2.54	0.40	$-
Exercisable at December 31, 2012	25,000	$2.54	0.40	$-

At December 31, 2012, there was no remaining unrecognized compensation expense related to the fixed stock options. The unrecognized performance-based compensation expense related to performance-based options was $17,645, but will only be recognized if the performance criterion is met. There was no remaining unrecognized compensation expense related to restrictive stock awards at December 31, 2012.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments – The Company entered into purchase and construction agreements during the year ended December 31, 2012 in connection with the construction of a new facility and required manufacturing improvements.  Under these agreements, the Company made payments in the amount of $3,110,319 during the year ended December 31, 2012. These payments are classified as construction in progress on the accompanying balance sheet at December 31, 2012. Future minimum commitments under the agreements are as follows:

For the Years Ending December 31:
2013	$ 13,133,498
2014	968,860
Total	$ 14,102,358

NOTE 13 – CONCENTRATIONS

For the year ended December 31, 2011, a customer accounted for 20.4% of sales and at December 31, 2011, one customer accounted for 10.2% of accounts receivable. For the year ended December 31, 2011, purchases from a supplier made up 20.8% of raw material purchases.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

For the year ended December 31, 2012, no customer accounted for more than 10% of sales or ending accounts receivable. Two suppliers accounted for 12.1% and 10.3%, respectively, of the raw materials the Company purchased during the year ended December 31, 2012.