Form 10-Q
period 2013-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2013-05-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of May 10, 2013.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,750,468	$4,029,708
Banker's acceptances	1,180,864	101,570
Trade accounts receivable, less allowance for doubtful
accounts of $4,333,411 and $4,429,945, respectively	62,697,675	66,175,570
Other receivables, less allowance for doubtful
accounts of $50,592 and $49,881, respectively	255,292	80,799
Advances to suppliers	5,119,729	4,816,354
Inventory, less allowance for obsolescence
of $1,779,729 and $1,769,984, respectively	33,260,226	36,359,516
Deferred tax assets	954,980	967,671
Total Current Assets	108,219,234	112,531,188

Advances for purchases of intangible assets	39,462,268	39,263,977
Property and equipment, net of accumulated depreciation of
$4,511,658 and $4,273,373, respectively	9,288,259	9,031,894
Intangible assets, net of accumulated amortization of
$3,097,224 and $2,944,726, respectively	2,289,851	2,412,854
TOTAL ASSETS	$159,259,612	$163,239,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,978,636	$2,841,862
Accrued expenses	240,003	202,185
Accrued taxes payable	514,245	2,426,826
Other payables	1,014,647	1,094,886
Advances from customers	1,735,917	1,945,984
Other payables - related parties	1,354,567	1,354,567
Short-term notes payable	4,787,285	4,761,073
Total Current Liabilities	12,625,300	14,627,383
Long-term deferred tax liability	110,286	95,963
Total Liabilities	12,735,586	14,723,346
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	106,092,017	108,904,325
Accumulated other comprehensive income	16,798,225	15,978,458
Total Stockholders' Equity	146,524,026	148,516,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,259,612	$163,239,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	For the Three Months
	Ended March 31,
	2013	2012
Revenue	$8,249,387	$16,086,731
Cost of revenue	6,125,400	10,782,384
Inventory obsolescence	3,692,895	-

Gross profit	(1,568,908)	5,304,347

Operating expenses:
Selling expenses	812,054	894,060
General and administrative expenses	739,427	676,402
Bad debt expense	(119,930)	320,098
Total operating expenses	1,431,551	1,890,560

(Loss) income from operations	(3,000,459)	3,413,787

Other income (expense):
Interest income	1,586	690
Interest expense	(82,445)	(77,537)
Net other expense	(80,859)	(76,847)

(Loss) income before income taxes	(3,081,318)	3,336,940
Income tax benefit (expense)	269,011	(530,581)
Net (loss) income	(2,812,307)	2,806,359
Other comprehensive income - foreign currency
translation adjustment	819,767	(407,517)
Comprehensive (loss) income	$(1,992,540)	$2,398,842
(Loss) earnings per share:
Basic	$(0.06)	$0.06
Diluted	$(0.06)	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(2,812,307)	$2,806,359
Depreciation and amortization	350,468	365,223
Stock based compensation	-	56,489
Bad debt expense	(119,930)	320,098
Deferred income taxes	31,761	(34,312)
Inventory obsolescence reserve	3,692,895	-
Changes in assets and liabilities:
Trade accounts receivable	589,186	(4,141,146)
Other receivables	(173,763)	(20,247)
Advances to suppliers	(276,405)	944,949
Inventory	1,890,843	(3,351,458)
Trade accounts payable	122,430	2,725,945
Accrued expenses	(32,516)	11,517
Accrued taxes payable	(1,922,780)	443,684
Other payables	(11,715)	54,337
Advances from customers	(220,418)	219,942
Net Cash Provided by Operating Activities	1,107,749	401,380

Cash Flows from Investing Activities:
Net investment in banker's acceptances	-	(281,674)
Advances for purchases of property and equipment
and intangible assets	(399,992)	(790,092)
Purchase of property and equipment	(4,373)	(7,926)
Net Cash Used in Investing Activities	(404,365)	(1,079,692)

Net Cash Provided by Financing Activity	-	-

Effect of Exchange Rate Changes on Cash	17,376	(52,736)
Net Increase in Cash and Cash Equivalents	720,760	(731,048)
Cash and Cash Equivalents at Beginning of Period	4,029,708	4,050,854
Cash and Cash Equivalents at End of Period	$4,750,468	$3,319,806

Supplemental Cash Flow Information:
Cash paid for interest	$111,346	$75,567
Cash paid for income taxes	1,593,510	274,587

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$151,064	$144,057
Accounts receivable collected with banker's acceptances	3,366,655	406,604
Inventory purchased with banker's acceptances	2,289,690	406,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation, owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, that in turn owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), a corporation organized under the laws of the People's Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 14, 2013.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2013	2012
Net (loss) income	$(2,812,307)	$2,806,359
Basic weighted-average common shares outstanding	43,579,557	43,529,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,529,557
Basic (loss) earnings per share	$(0.06)	$0.06
Diluted (loss) earnings per share	$(0.06)	$0.06

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months
	Ended March 31,
	2013	2012
Warrants with exercise prices of $3.00 to $3.80 per share	150,000	150,000
Options with an exercise price of $2.54 to $3.47 per share	25,000	310,000
Total	175,000	460,000

NOTE 2 – PRODUCT RECALL

In March 2013, the China Food and Drug Administration (“CFDA”) issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent China and international research materials, which found the side effect risks of Buflomedil to nerve system and cardiovascular system have surpassed its clinical treatment effect.  The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil-related products.

Pursuant to the CFDA Notice, the Company ceased the production and sale of Buflomedil-based products and ceased all promotional and marketing activities for Buflomedil-based products.

Furthermore, the Company recognized an inventory obsolescence expense in the amount of $3,692,895 to write off Buflomedil-related raw materials and finished goods inventory. This was recorded as inventory obsolescence on the accompanying statement of operations for the three months ended March 31, 2013.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the Company recalled Buflomedil-based products from the market. It authorized the return of its previously sold Buflomedil-related products through April 30, 2013. The loss from the refunds to customers was $21,507 and recognized that estimated loss as a reduction of revenues for the three months ended March 31, 2013. Under CFDA regulatory provisions, the CFDA notice does not impose legal liability to the manufacturers of Buflomedil as long as they act pursuant to the CFDA Notice to cease the production, sale and use of Buflomedil and destroy such finished goods immediately.

Pursuant to the CFDA Notice, the CFDA revoked the production licenses for Buflomedil based products. The carrying value of the Company’s Buflomedil related intangible assets is zero; therefore, no impairment of the Company’s intangible assets was necessary.

NOTE 3 - INVENTORY

Inventory consisted of the following:
	March 31,	December 31,
	2013	2012
Raw materials	$28,380,903	$30,198,816
Finished goods	6,659,052	7,930,684
	35,039,955	38,129,500
Obsolescence reserve	(1,779,729)	(1,769,984)
Total Inventory	$33,260,226	$36,359,516

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
Permit of land use	$449,474	$447,013
Building	2,432,442	2,419,125
Plant, machinery and equipment	6,418,768	6,381,209
Motor vehicle	147,890	147,080
Office equipment	223,947	222,273
Construction in progress	4,127,396	3,688,567
Total	13,799,917	13,305,267
Less: accumulated depreciation	(4,511,658)	(4,273,373)
Property and Equipment, net	$9,288,259	$9,031,894

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

For the three months ended March 31, 2013 and 2012, depreciation expense was $214,406 and $212,424, respectively.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA in China. During the three months ended March 31, 2013 or 2012, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $136,062 and $152,799 for the three months ended March 31, 2013 and 2012, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the three months ended March 31, 2013 or 2012.

At March 31, 2013 and December 31, 2012, intangible assets consisted solely of CFDA approved medical formulas as follows:

	March 31,	December 31,
	2013	2012
Gross carrying amount	$5,387,075	$5,357,580
Accumulated amortization	(3,097,224)	(2,944,726)
Net carrying amount	$2,289,851	$2,412,854

NOTE 6 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval has not been obtained for these medical formulas as of the dates of the contracts, the object of the contracts is for the purchase of CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently in the CFDA approval process also come with patents. The Company has received the title for two patents. The related patents have not expired.

Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine.  Since the laboratories are not eligible to apply for CFDA production approval, they usually collaborate with a production facility (such as the Company) and apply for the production approval in the name of the manufacturer. The Company buys the final products with the production approval from the CFDA and the laboratories have to complete the CFDA approval process from the point of the contract.

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally requires three to five years. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After the clinical study is completed, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain CFDA approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the contracts, the laboratories are required to obtain production approval (on behalf of the Company) for the medical formulas from the CFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the CFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the CFDA are recorded as advances for purchases of intangible assets.

To date, no formula has failed to receive CFDA production approval nor has the Company been informed or become aware of any formula that may fail to receive such approval. However, there is no assurance that the medical products will receive production approval and if the Company does not receive such approval, it will enforce its contractual rights to receive the refund from the laboratory or have the payments applied to another medical formula with the same laboratory.

At March 31, 2013, the Company was obligated to pay laboratories and others approximately $6,519,000 upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 7 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 and $1,354,567 as of March 31, 2013 and December 31, 2012, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $3,386 and $1,970 was recognized for the three months ended March 31, 2013 and 2012.

NOTE 8 – NOTES PAYABLE

On October 30, 2012, the Company entered into a new revolving line of credit with another bank in the amount of RMB 30,000,000. The related note payable bears interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable. The outstanding balance due under the revolving line of credit was RMB 30,000,000 ($4,787,285) as of March 31, 2013.  The Company has no additional amounts available to it under the line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheet at December 31, 2012.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of March 31, 2013 and December 31, 2012 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 9 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $110.5 million at March 31, 2013. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2013	2012
Current	$-	$564,893
Deferred	(269,011)	(34,312)
Total income tax (benefit) expense	$(269,011)	$530,581

The Company has available to it net operating losses for PRC tax purposes of $482,668. The Company also provided a valuation allowance in this same amount against the operating losses during the current quarter related to the net operating loss carryforward since they did not meet the more likely than not criteria for recognition of the loss carryforward in the current period.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of March 31, 2013 and December 31, 2012:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at
		Reporting Date Using
Description	March 31, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$1,180,864	$-	$1,180,864	$-
Total	$1,180,864	$-	$1,180,864	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$101,570	$-	$101,570	$-
Total	$101,570	$-	$101,570	$-

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of March 31, 2013, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expire May 16, 2013. At March 31, 2013, the warrants had a weighted-average exercise price of $3.40 per share, a weighted-average remaining contractual life of 0.2 years and a total intrinsic value of $0.

Stock and Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Long-Term Incentive Plan  (the “2010 Incentive Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2013, 75,000 shares of common stock and options to purchase an aggregate of 25,000 shares of stock options had been granted under the 2010 Incentive Plan.

There were no securities issued from the 2010 Incentive Plan during the three months ended March 31, 2013.

At March 31, 2013, there was no remaining unrecognized compensation expense related to stock options or restrictive stock grants.

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

NOTE 13 – CONCENTRATIONS

At March 31, 2013, one customer accounted for 10.5% of accounts receivable.  At December 31, 2012, no customer accounted for more than 10.0% of accounts receivable.

For the three months ended March 31, 2013, no customer accounted for more than 10% of sales. For the three months ended March 31, 2012, one customer accounted for 10.3% of sales.

For the three months ended March 31, 2013, purchases from one supplier accounted for 34.0% of raw material purchases. For the three months ended March 31, 2012, purchases from one supplier accounted for 14.1% of raw material purchases.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Business Overview & Recent Developments

China Pharma Holdings, Inc. is a specialty pharmaceutical company that develops, manufactures, and markets pharmaceutical products for human use for a wide range of high incidence and high mortality conditions in China, including cardiovascular, central nervous system (“CNS”), infectious and digestive diseases. The Company has a broad and expanding distribution network across 30 provinces, municipalities and autonomous regions. The Company is currently organized under the laws of the State of Nevada in the United States. Hainan Helpson Medical & Biotechnology Co., Ltd. (Helpson), located in Haikou City, Hainan Province, China, is a wholly-owned subsidiary of China Pharma Holdings, Inc.

The economic and pharmaceutical challenges and uncertainties had negatively impacted our business in 2012, which led to the overall decline in sales of our products. Additionally, in March 2013, the China Food and Drug Administration (“CFDA”) issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent China and international research materials, which found the side effect risks of Buflomedil to nerve system and cardiovascular system have surpassed its clinical treatment effect.  It was applicable to all the manufacturers and distributors in China who are in the business of the production and sale of Buflomedil-related products. Pursuant to the CFDA Notice, the Company ceased the production and sale of Buflomedil-based products and recalled its Buflomedil-based products from the market.

During our course of business, we must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, those issued by the CFDA. If the CFDA issues any updates to cease the production, sale and use of any of our products, we should comply with.  As a result, we may incur significant costs in complying with cessation requirements, and our financial results could be materially adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to voluntarily recall or otherwise discontinue selling selected products, which could materially and adversely affect our results of operations.

Recalls could also harm our reputation, increase our costs or reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions.  The CFDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons. We may be subject from time to time to product recalls initiated by us or by the CFDA. Delays in obtaining regulatory approvals, the revocation of prior approvals, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two injectable product lines must be accomplished by the end of 2013. We have completed the planning, design and an environment contamination evaluation, and worked in full swing of the construction relative to certain required facilities and equipment. We continue to evaluate and implement the additional requirements of the standards.

The products in our pipe-line progressed slowly but steadily along the development process, and are getting closer to product launch. The CFDA is also revising its production approval criteria and processes, resulting in longer approval time for new production applications across all types of products. In some cases they are adding additional requirements for products already under review.

The following is a list of the current status of some of our pipeline products:

•
Cadesartan. We received production approval from the CFDA for Candesartan, a front-line drug therapy we developed for the treatment of hypertension in November 2012. We plan to launch this product during 2013.

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

•
Heart Disease Drug. We are developing a liquid oral medicine for the treatment of coronary heart disease. This product comes with a patented Traditional Chinese Medicine (TCM) formula and we are currently conducting Phase III clinical trials for this drug. Due to the improved regulatory requests for clinical works, we adjusted our anticipated completion time frame for the clinical trials work for this product to 2013.

Market Trends

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. According to the research report China Pharma Sector issued by CITI on January 13, 2013, they estimated that the Chinese prescription market reached a size of approximately RMB548billion (approximately 88 billion USD) in 2012 and forecast that the pharma market could grow approximately 17% in 2013. We believe the growth of Chinese pharmaceutical industry.  According to the CFDA information center, the Chinese pharmaceutical market size has grown from RMB157.2 billion in 2000 to RMB619.4 billion in 2009. Furthermore, according to a report from IMS Health, a leading consulting firm focusing on healthcare and pharmaceutical areas, Asian, Australian and Chinese Pharmaceutical Market 2010-2014 Forecast released on September 2010, the pharmaceutical market in China was expected to grow by a CAGR of 23.2%, and to reach US$90 billion in 2014. According to the report, this projected growth is supported by the strong growth in the Chinese economy, the aging population, increasing rate of chronic disease in the PRC, the recent health care reform, and improvements in intellectual property right protection in the PRC.

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

Results of Operations for the Fiscal Year Ended March 31, 2013

Revenue

For the three months ended March 31, 2013, our sales revenue was $8.2 million, a decrease of 49%, compared to $16.1 million in the previous year period.

Set forth below are our revenues by product category in millions USD for the three months ended March 31, 2013 and 2012.

Product Category	Three Months Ended March 31		Net Change	% Change
	2013	2012
CNS Cerebral & Cardio Vascular	$2.1	$4.8	($2.7)	-56%
Anti-Viro/ Infection & Respiratory	$4.6	$6.8	($2.2)	-32%
Digestive Diseases	$0.8	$2.5	($1.7)	-67%
Other	$0.7	$2.0	($1.3)	-66%

Given the capital expenditure pressure from 2013 new GMP upgrade project, we have to control credit expansion in the market, this tightening marketing strategy has negatively impacted our revenue. Sales decreased throughout our major product categories. The most significant revenue decrease in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular” product category, which generated $2.1 million in sales revenue in the three months ended March 31, 2013 compared to $4.8 million a year ago, a decrease of $2.7 million. This decrease was mainly due to sales of Bufomedil, because the CFDA issued a nationwide notice for the cessation of the production, sale and use of Buflomedil effective immediately. The Company ceased the production and sale of this product and voluntarily recalled limited quantities of our sold products from the market as a customer service measure. No further recall is mandated by the CFDA notice. Sales of the “Anti-Viro/Infection & Respiratory” category decreased by $2.2 million to $4.6 million in the three months ended March 31, 2013 compared to $6.8 million in the previous year period. Our “Digestive Diseases” category generated $0.8 million of sales in the three months ended March 31, 2013, compared to $2.5 million in the previous year period, or a decrease of $1.7 million.  Our “Other” product category sales fell to $0.7 million from $2.0 million, a decrease of $1.3 million.

In the three months ended March 31, 2013, revenue breakdown by product category showed some changes mainly due to the CFDA notice. Sales of the “CNS, Cerebral & Cardio Vascular” category represented 14% and 24% of total sales in the three months ended March 31, 2013 and 2012 respectively. Sales of the “Anti-Viro & Respiratory” products category represented 32% and 34% of total sales in the three months ended March 31, 2013 and 2012. The “Digestive Diseases” category represented 4% and 11% of total revenue in the three months ended March 31, 2013 and 2012 respectively.  The “Other” category represented 6% and 11% of total revenue in the three months ended March 31, 2013 and 2012 respectively.

Cost of Revenue

For the three months ended March 31, 2013, our cost of revenue was $6.1 million, or 74.3% of total revenue, which represented a decrease of $4.7 million from $10.8 million, or 67% of total revenue, in the three months ended March 31, 2012, a decrease of 43.2%.  The decrease in cost of revenue during the first quarter of 2013 was not proportional to the revenue decrease, primarily due to increases in our average unit costs for inventory and the continuously rising cost of our raw materials and other fixed cost.

Inventory Obsolescence

In March 2013, as a result of the CFDA Notice, the Company recognized an inventory obsolescence expense in the amount of $3,692,895 to write off all of our Buflomedil-related raw materials and finished goods inventory. This was recorded as inventory obsolescence on the accompanying statement of operations for the three months ended March 31, 2013, which represented 11.1% of total inventory as of March 31, 2013. There was no comparable expense for the three months ended March 31, 2012.

Gross Profit and Gross Margin

Gross loss for the three months ended March 31, 2013 was $1.6 million, while gross profit for the three months ended March 31, 2012 was $5.3 million. Our gross profit margin in the first quarter of 2013 was (19%), compared to 33% in the first quarter of 2012. Without the effect of inventory obsolescence in the first quarter of 2013, management estimates that our gross profit would have been approximately $2.1 million, and gross margin would have been 26%in the first quarter of 2013. The Healthcare Reform instituted by the Chinese government since 2009 has resulted in margin compression in most pharmaceutical products on the markets today, especially in the generic space that many of our products are in. The decrease of sales and continued increases of the purchase price of raw materials attributed to the decrease of gross profit. Going forward, we expect to see continued pricing pressure on most products, but new products such as Candesartan and Rosuvastatin could help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the three months ended March 31, 2013 were $0.81 million, a decrease of approximately $0.08 million, compared to $0.89 million in the same period last year. Selling expenses accounted for 9.8% of the total revenue in the three months ended March 31, 2013 compared to 5.6% in the three months ended March 31, 2012.  Due to many adjustments in our selling processes from healthcare reform policies, despite the decrease in sales, we still needed to maintain necessary personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2013 were $0.74 million, an increase of $0.06 million from $0.68 million for the same period of 2012. General and administrative expenses accounted for 7.5% and 4.2% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.

Bad Debt Expense (Benefit)

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $52.8 million and $62.1 million as of March 31, 2013 and December 31, 2012, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
1 - 90 Days	15.8%	12.1%
90 - 180 Days	11.0%	12.8%
180 - 360 Days	27.6%	32.4%
360 - 720 Days	45.6%	42.7%
Total	100%	100%

Although we have not had to write off any receivables thus far in our history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old (although there were no accounts receivable over 720 days old at March 31, 2013 or December 31, 2012).

To the extent that our current allowance for doubtful accounts is lower than that of the previous period, we recognize a bad debt benefit for the difference during the current period, and when the current allowance is higher than that of the previous period, we recognize a bad debt expense for the difference. The allowance for doubtful accounts was $4.33 million and $4.43 million as of March 31, 2013 and December 31, 2012, respectively. The decrease in the allowance was mainly due to the decrease in our accounts receivable balance during the quarter ended March 31, 2013. The changes in the allowance for doubtful accounts during the three months ended March 31, 2013 and 2012 were as follows (there were no write-offs or recoveries):

	For the Three Months Ended
	March 31,
	2013	2012
Balance, Beginning of Period	$4,429,945	$3,536,405
Bad debt expense (benefit)	(119,930)	320,098
Foreign currency translation adjustment	23,396	19,966
Balance, End of Period	$4,333,411	$3,876,469

Impairment of intangible assets

The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. No impairment losses were recognized during the three month ended March 31, 2013 or 2012.

Income (Loss) from Operations

Our operating loss for the three months ended March 31, 2013 was $3.0 million, compared to operating income of $3.4 million in the three months ended March 31, 2012, a decrease of $6.4million. The main reasons for the decrease were lower revenue, and the inventory obsolescence reserve recognized as a result of the CFDA notice on Buflomedil in the first quarter of 2013.

Net Interest Expense

Net interest expense for the three months ended March 31, 2013 and 2012 was $80,859 and $76,847 respectively.

Income Tax Benefit (Expense)

In the three months ended March 31, 2013 and 2012, we paid income tax at the rate of 15%. Income tax benefit was $0.27 million in the three months ended March 31, 2013; and income tax expense was $0.53 million for the three months ended March 31, 2012. As a result of the CFDA notice ceasing production of Buflomedil, we have net operating loss carry forwards of $0.48 million which, under Chinese tax law can be “carried forward” for 5 years.  We believe that we will have sufficient taxable income in the near future to utilize this tax benefit. We obtained the "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the fourth quarter of 2010. With this designation, we are entitled to a preferential tax rate of 15% for the years ending December 31, 2011, 2012 and 2013, which is notably lower than the statutory income tax rate of 25%.

Net Income (Loss)

Net loss for three months ended March 31, 2013 was $2.8 million, a decrease of $5.6 million, from the net income of $2.8 million in the three months ended March 31, 2012.The decrease in net income was mainly due to the decrease in revenue, and the inventory obsolescence reserve recognized as a result of the CFDA notice on Buflomedil.

For the three months ended March 31, 2013, earnings per basic and diluted common share was minus $0.06 per share, compared to $0.06 per share in the previous year period.

The number of basic and diluted weighted average outstanding shares used to calculate earnings per share were 43,579,557 for the three months ended March 31, 2013 and 43,529,557 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans.  Our cash and cash equivalents was $4.75 million, which represents 3.0% of our total assets as of March 31, 2013, was comparable to $4.03 million, which represents 2.5% of our total assets as of December 31, 2012. At March31, 2013, a total of $5.93 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of March 31, 2013, we had a principal balance of $4.79 million in short-term bank loans. The cash flow generated from operating activities funded our construction of new GMP upgrading project.

During the first quarter in 2013, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

At March 31, 2013, the Company was obligated to pay laboratories $6.52million upon their completion of the various phases of contracts to provide CFDA production approval of more than 10 medical formulas. Those payments are expected to be made out of the Company’s cash flow from operations ratably over approximately the following 48 months, depending on the progress of the various contracts. A typical contract requires an upfront deposit and then two to three additional milestone payments plus a final payment when the CFDA approval is obtained. Since the payments are progress driven, it is difficult to calculate the timing of the payments with any precision; however, management expects that the payments will be somewhat even over the payment period given the number of contracts in progress. The funding obligation is not expected to have an undue negative impact on the liquidity of the Company given the Company’s historical cash flows and estimated future cash flows from operating activities.

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

Operating Activities

Net cash provided by operating activities was $1.11 million in the three months period ended March 31, 2013compared to $0.40 million for the same period in 2012. As a common business practice in China, Banker's Acceptances (BAs) are often used to settle payment instead of checks. During the three months ended March 31, 2013, the Company collected accounts receivable with BAs with a maturity of more than 90 days, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $2.18million would have been generated in operating activities in the three months ended March 31, 2013. This was mainly because of the improved performance in collection of accounts receivable partially offset the decrease in net income in the first quarter 2013.

At March31, 2013, our accounts receivable was $62.7million, a decrease of $3.5 million from $66.2million at December 31, 2012. Our receivables decreased due to decreased sales and the improved performance of our collection in account receivables. For the three months ended March 31, 2013, $1.9million was generated from decreases in Accounts Receivable, compared to $4.1million was used to fund increases in Accounts Receivable in the comparable period a year ago.

At March31, 2013, total inventory was $33.3 million, a decrease of $3.1 million from $36.4 million at December 31, 2012. This decrease was mainly due to the inventory obsolescence recognized pursuant to the CFDA notice on Buflomedil in March 2013.

For the period ending March 31, 2013, the decrease in our accounts payable was responsible for a cash usage of $0.1 million, compared to a cash usage of $2.7 million in the same period in 2012.

Investing Activities

In the three months ended March 31, 2013, net cash used in investing activities was $0.4 million, a decrease of $0.68 million, compared to $1.08 million in three months ended March 31, 2012.The investment spending in the first quarter of 2013 was mainly for the new GMP upgrading related construction and equipment.

Financing Activities

There was no cash flow generated from financing activities in the three months ended March 31, 2013 or 2012.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of December 31, 2012 and 2011, the net assets of Helpson were $142,597,000 and $135,748,004, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,935,122and $7,863,490 (50% of registered capital) for the fiscal years ended December 31, 2012 and 2011.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 5.6% and 5.8%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2013.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Commitments

At March31, 2013, we were obligated to pay laboratories and others approximately $6.52 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

We entered into purchase and construction agreements during fiscal year 2012 in connection with the construction of a new facility and required manufacturing improvements.  Future minimum commitments under the agreements are as follows:

For the Years Ending December 31:
2013	$13,133,498
2014	968,860
Total	$14,102,358

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

Changes in Internal Controls over Financial Reporting

During the period covered by this report, in order to remediate our material weakness in internal control over financial reporting with respect to our reporting for inventory obsolescence and impairment of long-lived assets as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we have retained accounting consultants to assist us with the reporting of such transactions, and we have made this resource available to us on an on-going basis should the need their assistance in the future.  There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 6.                  Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: May 14, 2013	By: /s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2013	By: /s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal
accounting officer)

EXHIBIT INDEX

No.                      Description

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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