Form 10-Q
period 2013-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2013-08-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of August 9, 2013.

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

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$2,524,523	$4,029,708
Banker's acceptances	1,714,011	101,570
Trade accounts receivable, less allowance for doubtful
accounts of $9,196,993 and $4,429,945, respectively	55,355,747	66,175,570
Other receivables, less allowance for doubtful
accounts of $58,209 and $49,881, respectively	556,014	80,799
Advances to suppliers	5,571,542	4,816,354
Inventory, less allowance for obsolescence
of $5,566,682 and $1,769,984, respectively	33,710,598	36,359,516
Deferred tax assets	1,690,104	967,671
Total Current Assets	101,122,539	112,531,188

Advances for purchases of intangible assets	40,213,220	39,263,977
Property and equipment, net of accumulated depreciation of
$4,796,901 and $4,273,373, respectively	15,404,689	9,031,894
Intangible assets, net of accumulated amortization of
$3,275,787 and $2,944,726, respectively	2,192,794	2,412,854
TOTAL ASSETS	$158,933,242	$163,239,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,318,202	$2,841,862
Accrued expenses	258,618	202,185
Accrued taxes payable	690,781	2,426,826
Other payables	1,030,466	1,094,886
Advances from customers	2,005,509	1,945,984
Other payables - related parties	1,354,567	1,354,567
Short-term notes payable	4,859,716	4,761,073
Total Current Liabilities	14,517,859	14,627,383
Long-term deferred tax liability	136,285	95,963
Total Liabilities	14,654,144	14,723,346
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	101,628,193	108,904,325
Accumulated other comprehensive income	19,017,121	15,978,458
Total Stockholders' Equity	144,279,098	148,516,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$158,933,242	$163,239,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenue	$8,026,325	$14,598,403	$16,275,712	$30,685,134
Cost of revenue	5,849,002	10,460,047	11,974,402	21,242,431
Inventory obsolescence	27,178	-	3,720,073	-

Gross profit	2,150,145	4,138,356	581,237	9,442,703

Operating expenses:
Selling expenses	701,687	881,945	1,513,741	1,776,005
General and administrative expenses	1,456,500	812,741	2,195,927	1,489,143
Bad debt expense	4,752,733	233,139	4,632,803	553,237
Total operating expenses	6,910,920	1,927,825	8,342,471	3,818,385

(Loss) income from operations	(4,760,775)	2,210,531	(7,761,234)	5,624,318

Other income (expense):
Interest income	1,016	791	2,602	1,481
Interest expense	(92,049)	(78,472)	(174,494)	(156,009)
Net other income (expense)	(91,033)	(77,681)	(171,892)	(154,528)

(Loss) income before income taxes	(4,851,808)	2,132,850	(7,933,126)	5,469,790
Income tax benefit (expense)	387,983	(372,932)	656,994	(903,513)
Net (loss) income	(4,463,825)	1,759,918	(7,276,132)	4,566,277
Other comprehensive income - foreign currency
translation adjustment	2,218,896	106,311	3,038,663	972,885
Comprehensive (loss) income	$(2,244,929)	$1,866,229	$(4,237,469)	$5,539,162
(Loss) earnings per share:
Basic	$(0.10)	$0.04	$(0.17)	$0.10
Diluted	$(0.10)	$0.04	$(0.17)	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(7,276,132)	$4,566,277
Depreciation and amortization	697,549	729,167
Stock based compensation	-	141,721
Bad debt expense	4,632,803	553,237
Deferred income taxes	(656,994)	(55,634)
Inventory obsolescence reserve	3,720,073	-
Changes in assets and liabilities:
Trade accounts receivable	1,672,236	(3,756,396)
Other receivables	(468,509)	(26,505)
Advances to suppliers	(648,436)	1,873,778
Inventory	1,745,256	(4,552,918)
Trade accounts payable	1,403,638	1,768,420
Accrued expenses	(6,086)	46,311
Accrued taxes payable	(1,767,344)	161,533
Other payables	(9,017)	46,552
Advances from customers	19,003	398,842
Net Cash Provided by Operating Activities	3,058,040	1,894,385

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(4,572,982)	(1,270,399)
Purchase of property and equipment	(49,030)	(67,722)
Net Cash Used in Investing Activities	(4,622,012)	(1,338,121)

Cash Flows from Financing Activities:
Proceeds from related party loan	-	293,004
Net Cash Provided by Financing Activity	-	293,004

Effect of Exchange Rate Changes on Cash	58,787	(28,571)
Net (Decrease ) Increase in Cash and Cash Equivalents	(1,505,185)	820,697
Cash and Cash Equivalents at Beginning of Period	4,029,708	4,050,854
Cash and Cash Equivalents at End of Period	$2,524,523	$4,871,551

Supplemental Cash Flow Information:
Cash paid for interest	$167,819	$151,667
Cash paid for income taxes	1,716,064	588,661

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$153,621	$144,153
Accounts receivable collected with banker's acceptances	5,756,309	2,026,928
Advances for purchases of equipment paid with banker's acceptances	2,063,840	-
Advances to suppliers paid with banker's acceptances	-	402,338
Inventory purchased with banker's acceptances	2,099,243	1,248,820

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Basic and Diluted (Loss) Earnings per Common Share - Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(4,463,825)	$1,759,918	$(7,276,132)	$4,566,277
Basic weighted-average common shares outstanding	43,579,557	43,571,590	43,579,557	43,550,573
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,571,590	43,579,557	43,550,573
Basic (loss) earnings per share	$(0.10)	$0.04	$(0.17)	$0.10
Diluted (loss) earnings per share	$(0.10)	$0.04	$(0.17)	$0.10

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Warrants with exercise prices of $3.00 to $3.80 per share	-	150,000	-	150,000
Options with an exercise price of $2.54 to $3.47 per share	-	50,000	-	50,000
Total	-	200,000	-	200,000

NOTE 2 – PRODUCT RECALL

In March 2013, the China Food and Drug Administration (“CFDA”) issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent China and international research materials, which found that the side effect risks of Buflomedil to the nerve system and the cardiovascular system have surpassed its clinical treatment effect risks. The CFDA Notice was applicable to all the manufacturers and distributors in China who are in the business of the production and sale of Buflomedil-related products.

Pursuant to the CFDA Notice, the Company ceased the production and sale of Buflomedil-based products and ceased all promotional and marketing activities for Buflomedil-based products. Furthermore, the Company recognized an inventory obsolescence allowance of approximately $3.7 million for Buflomedil-related raw materials and finished goods inventory. This was recorded as inventory obsolescence on the accompanying statement of operations for the six months ended June 30, 2013.

In addition, the Company recalled Buflomedil-based products from the market. It authorized the return of its previously sold Buflomedil-related products through April 30, 2013. The loss from the refunds to customers was $27,507 and was recognized as a reduction of revenues for the six months ended June 30, 2013. Under CFDA regulatory provisions, the CFDA notice does not impose legal liability to the manufacturers of Buflomedil as long as they act pursuant to the CFDA Notice to cease the production, sale and use of Buflomedil and destroy such finished goods immediately.

Pursuant to the CFDA Notice, the CFDA revoked the production licenses for Buflomedil-based products. The carrying value of the Company’s Buflomedil-related intangible assets was zero; therefore, no impairment of the Company’s intangible assets was necessary.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INVENTORY

Inventory consisted of the following:
	June 30,	December 31,
	2013	2012
Raw materials	$32,733,860	$30,198,816
Finished goods	6,543,420	7,930,684
	39,277,280	38,129,500
Obsolescence reserve	(5,566,682)	(1,769,984)
Total Inventory	$33,710,598	$36,359,516

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	June 30,	December 31,
	2013	2012
Permit of land use	$456,275	$447,013
Building	2,469,245	2,419,125
Plant, machinery and equipment	6,559,635	6,381,209
Motor vehicle	150,127	147,080
Office equipment	228,966	222,273
Construction in progress	10,337,342	3,688,567
Total	20,201,590	13,305,267
Less: accumulated depreciation	(4,796,901)	(4,273,373)
Property and Equipment, net	$15,404,689	$9,031,894

Construction in progress consists primarily of the construction of a new production facility and the acquisition of related equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the six months ended June 30, 2013 and 2012, depreciation expense was $430,368 and $424,167, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA in China. During the six months ended June 30, 2013 or 2012, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which are from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the six months ended June 30, 2013 and 2012, amortization expense relating to intangible assets was $267,181 and $305,000, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the six months ended June 30, 2013 or 2012.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013 and December 31, 2012, intangible assets consisted solely of CFDA approved medical formulas as follows:

	June 30,	December 31,
	2013	2012
Gross carrying amount	$5,468,581	$5,357,580
Accumulated amortization	(3,275,787)	(2,944,726)
Net carrying amount	$2,192,794	$2,412,854

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

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally requires three to five years. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After the clinical study is completed, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain CFDA approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts. However, this process can, and in some cases has, taken longer than five years to obtain CFDA approval.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013, the Company was obligated to pay laboratories and others approximately $7,057,338 upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 7 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 and $1,354,567 as of June 30, 2013 and December 31, 2012, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense relating to these advances of $3,386, $2,372, $6,772 and $4,342 was recognized for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 8 – NOTES PAYABLE

On October 30, 2012, the Company entered into a revolving line of credit with a bank in the amount of RMB 30,000,000. The related note payable bears interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable. The outstanding balance due under the revolving line of credit was RMB 30,000,000 ($4,859,716) as of June 30, 2013.  The Company has no additional amounts available to it under the line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheet at June 30, 2013.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of June 30, 2013 and December 31, 2012 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 9 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in operations in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $113.4 million at June 30, 2013. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2013	15%
2014 and after	25%

The provision for income taxes consisted of the following:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Current	$-	$394,254	$-	$959,147
Deferred	(387,983)	(21,322)	(656,994)	(55,634)
Total income tax (benefit) expense	$(387,983)	$372,932	$(656,994)	$903,513

The Company has net operating loss carryforwards for PRC tax purposes of approximately $3,350,000. The related deferred tax asset of $502,750 does not meet the more-likely-than-not criteria of realization and the Company has provided a valuation allowance in this same amount against the full amount of the deferred tax asset.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$1,714,011	$-	$1,714,011	$-
Total	$1,714,011	$-	$1,714,011	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$101,570	$-	$101,570	$-
Total	$101,570	$-	$101,570	$-

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants – During the six months ended June 30, 2013, warrants to purchase an aggregate of 150,000 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share expired unexercised. At June 30, 2013 there are no warrants outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2013, 75,000 shares of common stock had been granted under the 2010 Incentive Plan. During the six months ended June 30, 2013, options to purchase an aggregate of 25,000 shares of stock at an exercise price of $2.54 per share expired unexercised.

There were no securities issued from the 2010 Incentive Plan during the six months ended June 30, 2013.

At June 30, 2013, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 13 – CONCENTRATIONS

At June 30, 2013, one customer accounted for 11.7% of accounts receivable.  At December 31, 2012, no customer accounted for more than 10.0% of accounts receivable.

For the six months ended June 30, 2013, two customers accounted for 10.3% and 10.2% of sales, respectively. For the six months ended June 30, 2012, no customer accounted for more than 10% of sales.

For the six months ended June 30, 2013, purchases from one supplier accounted for 26.9% of raw material purchases. For the six months ended June 30, 2012, purchases from two suppliers accounted for 14.6% and 11.0% of raw material purchases, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 11, 2013 the Company drew RMB 30,000,000 (approximately $4.86 million) down from a construction loan facility dated June 21, 2013.  The loan facility is for an eight-year term, commencing from July 11, 2013, the actual draw-down date.  The total loan amount is RMB 80,000,000 (approximately $13 million) from the same bank that provides the line of credit as discussed in Note 8.  The proceeds of the loan are to be used for and are collateralized by the construction of the Company’s new production facility and equipment. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years.  Beginning July 11, 2015 the balance of the principal is due in installments over the next six years through July 11, 2021. The Company is required to draw down the entire loan amount by December 31, 2014.

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

In the second quarter of 2013, we continued to execute our prudent marketing strategy to a more stringent screening of existing and potential distributors and hospital customers in terms of speed of payment in order to gradually improve our trade pattern, especially in terms of the collection of our accounts receivable.  This strategy temporarily impacts our sales in the current period.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two injectable product lines must be accomplished by the end of 2013.  While management expects to see the completion of such product lines within the required time line, we cannot assure you it will in fact occur.  To the extent delay is caused by factors beyond our control, it may have a material adverse effect on our business, financial condition and results of operations.  We already completed the overall architectural structure of our new five-floor facility. We are progressing according to our plan to continue to construct the new GMP facility and ancillary projects. We have also made down payments for the major equipment and facilities for the new production lines in the new building. We are confident that the new-GMP upgrading will be accomplished in good quality and our existing production capacity will also be expanded significantly.

The products in our pipe-line progressed slowly but steadily along the development process, and are getting closer to product launch. The CFDA is also revising its production approval criteria and processes, resulting in longer approval time for new production applications across all types of products. In some cases they are adding additional requirements for products already under review.

The following is a list of the current status of some of our pipeline products:

•	Cadesartan. We received production approval from the CFDA for Candesartan, a front-line drug therapy for the treatment of hypertension in November 2012. We plan to launch this product during 2013.

•
Antibiotic Combination. We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic in the third quarter of 2010. We are currently in Phase II of the clinical trial.

•
Rosuvastatin. Rosuvastatin is a generic form of Crestor, a drug for indication of high blood cholesterol level. Clinical trials for this generic drug were completed in the fourth quarter of 2010 and we have submitted an application for production approval.

•
Heart Disease Drug. We have a liquid oral medicine for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (TCM) formula and is currently in Phase III clinical trials. Due to the improved regulatory requests for clinical works, we adjusted our anticipated completion time frame for the clinical trials work for this product to late 2013.

Market Trends

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. Chinese pharmaceutical market reached CNY 926.1 billion in 2012 according to "Medicine Blue Book: China Pharmaceutical Market Report (2012)" (“Blue Book”) published by Chinese Academy of Social Sciences (CASS) on December 28, 2012. The Blue Book noted that the compound growth rate of China's pharmaceutical market was over 20% from 2005 to 2010; and forecasted that it would continue its rapid expansion at an average rate of 12% from 2013 to 2020. The Blue Book pointed out that Chinese pharmaceutical market showing features of rapid expansion, fierce competition, low concentration, and greatly influenced by government policies; and the pharmaceutical market expansion is supported by increased demands for medicine associated with population aging, and improved social welfare and enhanced residents’ purchasing power along with economic development.

The Healthcare Reform program announced by the Chinese government in late 2009 is having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. Overall, the government plans to provide a basic, universal healthcare system to all citizens of China. We believe volume expansion will continue as government subsidies to rural communities expand further. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to EDL products, we have also seen pricing pressure on most of the drugs we sell. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will not only survive but thrive in this environment.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenue

For the three months ended June 30, 2013, our sales revenue was $8.0 million, a decrease of 45%, compared to $14.6 million in the previous year period.

Set forth below are our revenues by product category in millions USD for the three months ended June 30, 2013 and 2012.

Product Category	Three Months Ended June 30		Net Change	% Change
	2013	2012
CNS Cerebral & Cardio Vascular	$ 2.0	$ 4.1	-$ 2.1	-52%
Anti-Viro/ Infection & Respiratory	$ 4.1	$ 6.7	-$ 2.6	-39%
Digestive Diseases	$ 1.0	$ 1.7	-$ 0.7	-42%
Other	$ 1.0	$ 2.1	-$ 1.1	-54%

Given the capital expenditure pressure from 2013 new GMP upgrade project, we have to control credit expansion in the market, this tightening marketing strategy has negatively impacted our revenue. Sales decreased throughout our major product categories. The most significant revenue decrease in terms of dollar amount was in our “Anti-Viro/Infection & Respiratory” product category, which generated $4.1 million in sales revenue in the three months ended June 30, 2013 compared to $6.7 million a year ago, a decrease of $2.6 million. This decrease was mainly due to the decrease in the sales of our two antibiotic products, Roxithromycin and Clarithromycin. Sales of the “CNS Cerebral & Cardio Vascular” category decreased by $2.1 million to $2.0 million in the three months ended June 30, 2013 compared to $4.1 million in the previous year period. This was mainly due to decrease in sales of Gastrodin and the CFDA notice on Bufomedil. The CFDA issued a nationwide notice for the cessation of the production, sale and use of Buflomedil effective immediately in March 2013. The Company ceased the production and sale of this product. Our “Digestive Diseases” category generated $1.0 million of sales in the three months ended June 30, 2013, compared to $1.7 million in the previous year period, or a decrease of $0.7 million.  Our “Other” product category sales fell to $1.0 million from $2.1 million, a decrease of $1.1 million.

In the three months ended June 30, 2013, revenue breakdown by product category showed some changes mainly due to the CFDA notice and sales decrease of our main antibiotics. Sales of the “CNS, Cerebral & Cardio Vascular” category represented 25% and 28% of total sales in the three months ended June 30, 2013 and 2012 respectively. Sales of the “Anti-Viro & Respiratory” products category represented 51% and 46% of total sales in the three months ended June 30, 2013 and 2012. The “Digestive Diseases” category represented 12% and 12% of total revenue in the three months ended June 30, 2013 and 2012 respectively.  The “Other” category represented 12% and 14% of total revenue in the three months ended June 30, 2013 and 2012 respectively.

Cost of Revenue

For the three months ended June 30, 2013, our cost of revenue was $5.8 million, or 73% of total revenue, which represented a decrease of $4.7 million from $10.5 million, or 72% of total revenue, in the three months ended June 30, 2012, a decrease of 44%.  The decrease in cost of revenue during the second quarter of 2013 was almost proportionate to the decrease in revenue.

Inventory Obsolescence

The Company recognized an inventory obsolescence expense in the amount of $27,178 for the three months ended June 30, 2013. There was no comparable expense for the three months ended June 30, 2012.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2013 was $2.2 million, while gross profit for the three months ended June 30, 2012 was $4.1 million. Our gross profit margin in the second quarter of 2013 was 27%, compared to 28% in the second quarter of 2012. The Healthcare Reform instituted by the Chinese government since 2009 has resulted in margin compression in most pharmaceutical products on the markets today, especially in the generic space that many of our products are in. The decrease of sales and continued increases of the purchase price of raw materials attributed to the decrease of gross profit. Going forward, we expect to see continued pricing pressure on most products, but new products such as Candesartan could help to support overall gross margin once it is launched.

Selling Expenses

Our selling expenses for the three months ended June 30, 2013 were $0.7 million, a decrease of approximately $0.2 million, compared to $0.9 million in the same period last year. Selling expenses accounted for 9% of the total revenue in the three months ended June 30, 2013 compared to 6% in the three months ended June 30, 2012.  Due to many adjustments in our selling processes from healthcare reform policies, despite the decrease in sales, we still needed to maintain necessary personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2013 were $1.5 million, an increase of $0.7 million from $0.8 million for the same period of 2012. General and administrative expenses accounted for 18% and 6% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. This increase was mainly due to the expenses incurred related to technology upgrades and production process improvements of some of our existing marketed products in this period.

Bad Debt Expense and Account Receivables

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $50.3 million and $62.1 million as of June 30, 2013 and December 31, 2012, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
1 - 90 Days	9.1%	12.1%
90 - 180 Days	15.4%	12.8%
180 - 360 Days	22.9%	32.4%
360 - 720 Days	44.4%	42.7%
> 720 Days	8.1%	0%
Total	100%	100%

In order to support the capital expenditure need from new-GMP upgrading, we adjusted our marketing strategy to favor distributors with good accounts receivable collection track, and gradually decrease the credit level granted to distributors in general. Besides that, our sales revenue decreased in the recent quarters. These two factors materially impacted the numerator and denominator for the calculation of the aging distribution table above, causing the accounts receivable over two-years-old to be a larger share of the total balance.

In addition, although Healthcare reform implementation has been underway for some time, we observed a delay in its impact on the payment cycle of accounts receivable.

Although we have not had to write off any receivables thus far in our history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 360 days old, 10% of accounts receivable that are between 360 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

For the three months ended June 30, 2013, the Company recognized $4,752,733 bad debt expense, compared to $233,139 in the same period of 2012.  The increase was primarily a result of our large accounts receivables aging more than 720 days, as the table above indicates.  Please see additional discussion on bad debt expense under “Bad Debt Expense” of “Six Months Ended June 30, 2013 and 2012” hereafter.

Income (Loss) from Operations

Our operating loss for the three months ended June 30, 2013 was $4.8 million, compared to operating income of $2.2 million in the three months ended June 30, 2012, a decrease of $7.0 million. The main reasons for the decrease were lower revenue and increase in bad debt expense.

Net Interest Expense

Net interest expense for the three months ended June 30, 2013 and 2012 was $91,033 and $77,681 respectively.

Income Tax Benefit (Expense)

In the three months ended June 30, 2013 and 2012, we paid income tax at the rate of 15%. Income tax benefit was $0.4 million in the three months ended June 30, 2013; and income tax expense was $0.4 million for the three months ended June 30, 2012. As a result of lower revenue, we have net operating loss carry forwards of $4.9 million which, under Chinese tax law can be “carried forward” for 5 years.  We believe that we will have sufficient taxable income in the near future to utilize this tax benefit. We obtained the "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the fourth quarter of 2010. With this designation, we are entitled to a preferential tax rate of 15% for the years ending December 31, 2011, 2012 and 2013, which is notably lower than the statutory income tax rate of 25%.

Net Income (Loss)

Net loss for three months ended June 30, 2013 was $4.5 million, a decrease of $6.2 million, from the net income of $1.8 million in the three months ended June 30, 2012.The decrease in net income was mainly due to the decrease in revenue and the increase in bad debt expense.

For the three months ended June 30, 2013, earnings per basic and diluted common share was ($0.10) per share, compared to $0.04 per share in the previous year period.

The number of basic and diluted weighted average outstanding shares used to calculate earnings per share were 43,579,557 for the three months ended June 30, 2013, the same for the three months ended June 30,2012.

Six Months Ended June 30, 2013 and 2012

Revenue

For the six months ended June 30, 2013, our sales revenue decreased by $14.4 million, or 47%, to $16.3 million from the $30.7 million we generated in the corresponding period of 2012.

Set forth below are our revenues by product category in millions USD for each of the six months ended June 30, 2013 and 2012.

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Six Months Ended June 30,		Net Change	% Change
	2013	2012
CNS Cerebral & Cardio Vascular	$ 4.1	$ 8.9	-$ 4.8	-54%
Anti-Viro/ Infection & Respiratory	$ 8.7	$ 13.5	-$ 4.8	-35%
Digestive Diseases	$ 1.8	$ 4.2	-$ 2.4	-57%
Other	$ 1.6	$ 4.1	-$ 2.5	-60%

During the first half of fiscal 2013, our overall sales revenue decreased by 47% on a year-over-year basis, led by the CNS Cerebral & Cardio Vascular and Anti-Viro/Infection & Respiratory categories. Sales in the CNS Cerebral & Cardio Vascular category drop by $4.8 million, or 54%, to $4.1 million from $8.9 million. Our performance in this category was impacted by sales drop of Gastrodin Injection due to market condition and sales of Buflomedil Hydrochloride due to the CFDA Notice. Sales in Anti-Viro/ Infection & Respiratory category drop by $4.8 million, or 35%, to $8.7 million from $13.5 million. Our performance in this category was impacted by the sales decrease of our two main antibiotic products, Roxithromycin and Clarithromycin. Sales of the “Other” category decreased by $2.5 million, or 60%, to $1.6 million from $4.1 million. The Digestive Diseases category decreased by $2.4 million, or 57%, to $1.8 million from $4.2 million.

Gross Margin and Gross Profit

Gross profit for the six months ended June 30, 2013 was $0.6 million, which was approximately 94% lower compared to $9.4 million in the first six months of 2012. Our gross margin for the first half of 2012 was 4%, compared to 31% in the corresponding six months of 2012. Without the effect of inventory obsolescence in the first half of 2013, management estimates that our gross profit would have been approximately $4.3 million, and gross margin would have been 26% in the first half of 2013.

While sales growth in our new and relatively higher-margin products helped to support overall margin, it was not enough to offset the sales growth of our lower-margin products. In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan, can help to support overall gross margin once it is launched.

Selling Expenses

Our selling expenses for the six months ended June 30, 2012 were $1.5 million, a decrease of 15%, compared to $1.8 million for the six months ended June 30, 2012. Selling expenses were approximately 9% of revenue in the first half of 2013 compared to 6% during the comparable period a year ago.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2013 were $2.2 million, an increase of $0.7 million, or 47%, compared to $1.5 million for the same period in 2012.

Bad Debt Expense

Our bad debt expense for the six months ended June 30, 2013 was $4.6 million, compared to $0.6 million for the same period in 2012. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense and Account Receivables".

To the extent that our current allowance for doubtful accounts is lower than that of the previous period, we recognize a bad debt benefit for the difference during the current period, and when the current allowance is higher than that of the previous period, we recognize a bad debt expense for the difference. The allowance for doubtful accounts was $9.2 million and $4.4 million as of June 30, 2013 and December 31, 2012, respectively. The increase in the allowance was mainly due to the increase in our accounts receivable aging. The changes in the allowance for doubtful accounts as of June 30, 2013 and 2012 were as follows (there were no write-offs or recoveries):

Changes in the Allowance for Doubtful Accounts:
	For the Six Months Ended
	June 30,
	2013	2012
Balance, Beginning of Period	$4,429,945	$3,536,405
Bad debt expense	4,632,803	553,237
Foreign currency translation adjustment	134,245	17,379
Balance, End of Period	$9,196,993	$4,107,021

Income from Operations

Our operating loss for the six months ended June 30, 2013 was approximately $7.8 million, compared to an operating income of $5.6 million for the same period in 2012, which represented a drop of $13.4 million, or 238%.  The decreasing operating income performance was primarily due to lower revenue, higher bad debt expense in the current period compared to the corresponding period one year ago, in addition to the inventory obsolescence incurred in the first half 2013.

Income Tax Benefit (Expense)

Income tax benefit for the six months ended June 30, 2013 was $0.7 million, compared with income tax expense of $0.9 million in the first half a year ago.

Net (Loss) Income

Our net loss for the six months ended June 30, 2013 was $7.3 million, which represented a decrease of $11.9 million, or approximately 259%, from net income of $4.6 million for the six months ended June 30, 2012. This decrease was mainly due to the decrease in revenue, increase in bad debt expense, and inventory obsolescence incurred in the first half of 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations, short-term bank loans and our construction loan facility.  Our cash and cash equivalents was $2.5 million, which represents 1.6% of our total assets as of June 30, 2013, compared to $4.0 million, which represents 2.5% of our total assets as of December 31, 2012. At June 30, 2013, a total of $4.2 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of June 30, 2013, we had a principal balance of $4.9 million in short-term bank loans. In addition, we entered an eight-year construction loan facility with a bank on June 21, 2013. The total loan facility amount is RMB 80,000,000 (approximately $13 million). We utilized RMB 30,000,000 (approximately $4.86 million) of the facility through August 10, 2013. The cash flow generated from operating activities and the newly executed construction loan facility is being used to fund our construction of new GMP upgrading project.

During the second quarter in 2013, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improving our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

At June 30, 2013, the Company was obligated to pay laboratories $7.1 million upon their completion of the various phases of contracts to provide CFDA production approval of more than 10 medical formulas. Those payments are expected to be made out of the Company’s cash flow from operations ratably over approximately the following 48 months, depending on the progress of the various contracts. A typical contract requires an upfront deposit and then two to three additional milestone payments plus a final payment when the CFDA approval is obtained. Since the payments are progress driven, it is difficult to calculate the timing of the payments with any precision; however, management expects that the payments will be somewhat even over the payment period given the number of contracts in progress. The funding obligation is not expected to have an undue negative impact on the liquidity of the Company given the Company’s historical cash flows and estimated future cash flows from operating activities.

Based on our current operating plan, management believes that our cash provided by operations, short-term bank loans and our construction loan facility we obtained recently will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and new GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $3.1 million in the three months period ended June 30, 2013compared to $1.9 million for the same period in 2012. As a common business practice in China, Banker's Acceptances (BAs) are often used to settle payment instead of checks. During the six months ended June 30, 2013, the Company collected accounts receivable with BAs with a maturity of more than 90 days, and such BAs are not treated as cash and cash equivalent under U.S. GAAP. If cash equivalent treatment were to be applied to BAs with more than 90 days maturity, $4.7 million would have been generated in operating activities in the six months ended June 30, 2013. This was mainly because more accounts receivable was collected than generated in the second quarter 2013 than in the same period of 2012.

At June 30, 2013, our accounts receivable was $55.4 million, a decrease of $10.8 million from $66.2 million at December 31, 2012. Our receivables decreased due to decreased sales, the improved performance of our collection of accounts receivable and an increase in our allownace for doubtful accounts. For the six months ended June 30, 2013, $1.7 million was generated from decreases in Accounts Receivable, compared to $3.8 million was used to fund increases in Accounts Receivable in the comparable period a year ago.

At June 30, 2013, total inventory was $33.7 million, a decrease of $2.7 million from $36.4 million at December 31, 2012. This decrease was mainly due to the inventory obsolescence recognized pursuant to the CFDA notice on Buflomedil in March 2013.

For the period ending June 30, 2013, the increase in our accounts payable was responsible for a cash saving of $1.4 million, compared to a cash saving of $1.8 million in the same period in 2012.

Investing Activities

In the six months ended June 30, 2013, net cash used in investing activities was $4.6 million, an increase of $3.3 million, compared to $1.3 million in three months ended June 30, 2012.The investment spending in the second quarter of 2013 was mainly for the intangible asset purchase and new GMP upgrading related construction and equipment.

Financing Activities

There was no cash flow generated from financing activities in the six months ended June 30, 2013 and there was $293,004 generated from financing activities in the six months ended June 30, 2012.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of December 31, 2012 and 2011, the net assets of Helpson were $142,597,000 and $135,748,004, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,935,122and $7,863,490 (50% of registered capital) for the fiscal years ended December 31, 2012 and 2011.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 5.6% and 5.8%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2013.

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

 Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Commitments

At June 30, 2013, we were obligated to pay laboratories and others approximately $7.1 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

We entered into purchase and construction agreements during fiscal year 2012 in connection with the construction of a new facility and required manufacturing improvements.  Future minimum commitments under the agreements are as follows:

For the Years Ending December 31:
2013	$9,047,740
2014	988,933
Total	$10,036,673

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2013	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: August 14, 2013	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.                      Description

31.1 – Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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