Form 10-Q
period 2013-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2013-11-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 8, 2013.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,505,498	$4,029,708
Banker's acceptances	281,488	101,570
Trade accounts receivable, less allowance for doubtful
accounts of $12,531,218 and $4,429,945, respectively	52,516,831	66,175,570
Other receivables, less allowance for doubtful
accounts of $78,434 and $49,881, respectively	541,131	80,799
Advances to suppliers	5,596,520	4,816,354
Inventory, less allowance for obsolescence
of $5,170,866 and $1,769,984, respectively	32,637,434	36,359,516
Deferred tax assets	2,195,131	967,671
Total Current Assets	98,274,033	112,531,188

Advances for purchases of intangible assets	41,545,065	39,263,977
Property and equipment, net of accumulated depreciation of
$5,036,637 and $4,273,373, respectively	20,594,678	9,031,894
Intangible assets, net of accumulated amortization of
$3,427,924 and $2,944,726, respectively	2,073,452	2,412,854
TOTAL ASSETS	$162,487,228	$163,239,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,297,624	$2,841,862
Accrued expenses	277,161	202,185
Accrued taxes payable	-	2,426,826
Other payables	1,047,269	1,094,886
Advances from customers	2,089,501	1,945,984
Other payables - related parties	1,354,567	1,354,567
Short-term notes payable	4,888,860	4,761,073
Total Current Liabilities	12,954,982	14,627,383
Non-current Liabilities:
Construction loan facility	6,518,480	-
Long-term deferred tax liability	156,384	95,963
Total Liabilities	19,629,846	14,723,346
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	99,326,162	108,904,325
Accumulated other comprehensive income	19,897,436	15,978,458
Total Stockholders' Equity	142,857,382	148,516,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,487,228	$163,239,913

The accompanying notes are an integral part of these condensed consolidated financial statement.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue	$8,116,599	$12,176,344	$24,392,311	$42,861,478
Cost of revenue	5,863,587	8,932,552	17,837,989	30,174,983
Inventory obsolescence	15,747	-	3,735,820	-

Gross profit	2,237,265	3,243,792	2,818,502	12,686,495

Operating expenses:
Selling expenses	921,851	856,172	2,435,592	2,632,177
General and administrative expenses	725,167	598,258	2,921,094	2,087,401
Bad debt expense	3,277,780	171,508	7,910,583	724,745
Total operating expenses	4,924,798	1,625,938	13,267,269	5,444,323

(Loss) income from operations	(2,687,533)	1,617,854	(10,448,767)	7,242,172

Other income (expense):
Interest income	2,228	1,588	4,830	3,069
Interest expense	(89,238)	(79,507)	(263,732)	(235,516)
Net other income (expense)	(87,010)	(77,919)	(258,902)	(232,447)

(Loss) income before income taxes	(2,774,543)	1,539,935	(10,707,669)	7,009,725
Income tax benefit (expense)	472,512	(244,452)	1,129,506	(1,147,965)
Net (loss) income	(2,302,031)	1,295,483	(9,578,163)	5,861,760
Other comprehensive income (loss) - foreign
currency translation adjustment	880,315	(124,625)	3,918,978	848,260
Comprehensive (loss) income	$(1,421,716)	$1,170,858	$(5,659,185)	$6,710,020
(Loss) earnings per share:
Basic	$(0.05)	$0.03	$(0.22)	$0.13
Diluted	$(0.05)	$0.03	$(0.22)	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statement.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(9,578,163)	$5,861,760
Depreciation and amortization	1,039,716	1,096,641
Stock based compensation	-	141,721
Bad debt expense	7,910,583	724,745
Deferred income taxes	(1,129,506)	(67,603)
Inventory obsolescence reserve	3,311,926	-
Changes in assets and liabilities:
Trade accounts receivable	1,077,182	(2,443,587)
Other receivables	(452,500)	(73,579)
Advances to suppliers	(642,850)	1,385,889
Inventory	4,138,431	(5,911,799)
Trade accounts payable	376,312	1,661,109
Accrued expenses	22,302	80,653
Accrued taxes payable	(2,486,073)	(83,191)
Other payables	20,545	30,203
Advances from customers	90,159	566,972
Net Cash Provided by Operating Activities	3,698,064	2,969,934

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(496,634)	(1,272,956)
Purchases of construction in process	(9,177,004)	(1,020,731)
Purchases of property and equipment	(90,084)	(81,352)
Net Cash Used in Investing Activities	(9,763,722)	(2,375,039)

Cash Flows from Financing Activities:
Proceeds from construction term loan	6,437,906	-
Proceeds from related party loan	-	393,004
Net Cash Provided by Financing Activity	6,437,906	393,004

Effect of Exchange Rate Changes on Cash	103,542	23,013
Net (Decrease ) Increase in Cash and Cash Equivalents	475,790	1,010,912
Cash and Cash Equivalents at Beginning of Period	4,029,708	4,050,854
Cash and Cash Equivalents at End of Period	$4,505,498	$5,061,766

Supplemental Cash Flow Information:
Cash paid for interest	$324,117	$228,874
Cash paid for income taxes	2,472,099	1,343,957

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$136,742	$144,153
Accounts receivable collected with banker's acceptances	6,256,327	2,026,928
Advances for purchases of equipment paid with banker's acceptances	2,555,419	-
Advances for purchases of intangibles paid with banker's acceptances	715,445	-
Advances to suppliers paid with banker's acceptances	-	402,338
Inventory purchased with banker's acceptances	2,810,462	1,248,820

The accompanying notes are an integral part of these condensed consolidated financial statement.

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

The Company has and continues to acquire well-accepted medical formulas to add to its diverse portfolio of Western and Chinese medicines.

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(2,302,031)	$1,295,483	$(9,578,163)	$5,861,760
Basic weighted-average common shares outstanding	43,579,557	43,560,305	43,579,557	43,560,305
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,560,305	43,579,557	43,560,305
Basic (loss) earnings per share	$(0.05)	$0.03	$(0.22)	$0.13
Diluted (loss) earnings per share	$(0.05)	$0.03	$(0.22)	$0.13

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

NOTE 2 – PRODUCT RECALL

In March 2013, the China Food and Drug Administration (“CFDA”) issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent China and international research materials, which found that the side effect risks of Buflomedil to the nervous system and the cardiovascular system have surpassed its clinical treatment effect risks. The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil-related products.

Pursuant to the CFDA Notice, the Company ceased the production and sale of Buflomedil-based products and ceased all promotional and marketing activities for Buflomedil-based products. Furthermore, the Company recognized an inventory obsolescence allowance of approximately $3.7 million for Buflomedil-related raw materials and finished goods inventory. This was recorded as inventory obsolescence on the accompanying statement of operations for the nine months ended September 30, 2013.

In addition, the Company recalled Buflomedil-based products from the market. The Company authorized the return of its previously sold Buflomedil-related products through April 30, 2013. The loss from the refunds to customers was $27,507 and was recognized as a reduction of revenues for the nine months ended September 30, 2013. Under CFDA regulatory provisions, the CFDA notice does not impose legal liability to the manufacturers of Buflomedil as long as they act pursuant to the CFDA Notice to cease the production, sale and use of Buflomedil and destroy such finished goods immediately.

Pursuant to the CFDA Notice, the CFDA revoked the production licenses for Buflomedil-based products. The carrying value of the Company’s Buflomedil-related intangible assets was zero; therefore, no impairment of the Company’s intangible assets was necessary.

NOTE 3 - INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$33,120,674	$30,198,816
Finished goods	4,687,626	7,930,684
	37,808,300	38,129,500
Obsolescence reserve	(5,170,866)	(1,769,984)
Total Inventory	$32,637,434	$36,359,516

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
Permit of land use	$459,011	$447,013
Building	2,484,053	2,419,125
Plant, machinery and equipment	6,636,747	6,381,209
Motor vehicle	151,028	147,080
Office equipment	233,649	222,273
Construction in progress	15,666,827	3,688,567
Total	25,631,315	13,305,267
Less: accumulated depreciation	(5,036,637)	(4,273,373)
Property and Equipment, net	$20,594,678	$9,031,894

Construction in progress consists primarily of the construction of a new production facility and the acquisition of related equipment and capitalized interest during the construction period.  A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Total interest cost incurred	160,376	79,507	334,870	235,516
Interest cost capitalized	71,138	-	71,138	-
Interest expense	89,238	79,507	263,732	235,516

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the nine months ended September 30, 2013 and 2012, depreciation expense was $640,550 and $638,219, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA in China. During the nine months ended September 30, 2013 or 2012, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the nine months ended September 30, 2013 and 2012, amortization expense relating to intangible assets was $399,166 and $458,422, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the nine months ended September 30, 2013 or 2012.

At September 30, 2013 and December 31, 2012, intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2013	2012
Gross carrying amount	$5,501,376	$5,357,580
Accumulated amortization	(3,427,924)	(2,944,726)
Net carrying amount	$2,073,452	$2,412,854

NOTE 6 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval has not been obtained for these medical formulas as of the dates of the respective contracts, the objective of the contracts is to purchase of CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently in the CFDA approval process also come with patents. The Company has received the title for two patents. The related patents have not expired.

Prior to entering into the contracts with the Company, the independent laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine.  Since the laboratories are not eligible to apply for CFDA production approval, they usually collaborate with a production facility (such as the Company) and apply for the production approval in the name of the manufacturer. The Company buys the final products once production approval from the CFDA and the laboratories are required to complete the CFDA approval process from the point of the contract.

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
\

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

At September 30, 2013, the Company was obligated to pay laboratories and others approximately $6,008,975 upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 7 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 and $1,354,567 as of September 30, 2013 and December 31, 2012, respectively, and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Interest expense relating to these advances of $3,386 and $2,800 was recognized for the three months ended September 30, 2013 and 2012, respectively, and $10,159 and $7,142 was recognized for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8 – NOTES PAYABLE

On October 30, 2012, the Company entered into a revolving line of credit with a bank in the amount of RMB 30,000,000. The related note payable bears interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable. The outstanding balance due under the revolving line of credit was RMB 30,000,000 ($4,859,716) as of September 30, 2013.  The Company has no additional amounts available to it under the line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheet at September 30, 2013.

NOTE 9 – CONSTRUCTION LOAN FACILITY

The Company drew down an aggregate of RMB 40,000,000 (approximately $6.52 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility amount is RMB 80,000,000 (approximately $13 million) from the same bank that provides the line of credit as discussed in Note 8.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and production line equipment upgrades. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015 the balance of the principal is due in installments over the next six years through July 11, 2021. The Company is required to draw down the entire loan amount by December 31, 2014.

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of September 30, 2013 and December 31, 2012 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 10 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates are recognized in operations in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $104.1 million at September 30, 2013. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2013	15%
2014	15%
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Current	$-	$256,421	$-	$1,215,568
Deferred	(472,512)	(11,969)	(1,129,506)	(67,603)
Total income tax (benefit) expense	$(472,512)	$244,452	$(1,129,506)	$1,147,965

The Company has net operating loss carryforwards for PRC tax purposes of approximately $2,880,000. The related deferred tax asset of $437,330 does not meet the more-likely-than-not criteria of realization and the Company has provided a valuation allowance in this same amount against the full amount of the deferred tax asset.

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$281,488	$-	$281,488	$-
Total	$281,488	$-	$281,488	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$101,570	$-	$101,570	$-
Total	$101,570	$-	$101,570	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants – During the nine months ended September 30, 2013, warrants to purchase an aggregate of 150,000 shares of the Company's common stock at exercise prices ranging from $3.00 to $3.80 per share expired unexercised. At September 30, 2013 there were no warrants outstanding.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved, the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2013, 75,000 shares of common stock had been granted under the 2010 Incentive Plan. During the nine months ended September 30, 2013, options to purchase an aggregate of 25,000 shares of stock at an exercise price of $2.54 per share expired unexercised.

There were no securities issued from the 2010 Incentive Plan during the nine months ended September 30, 2013.

At September 30, 2013, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – CONTINGENCIES

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

NOTE 14 – CONCENTRATIONS

At September 30, 2013, one customer accounted for 13.0% of accounts receivable.  At December 31, 2012, no customer accounted for more than 10.0% of accounts receivable.

For the nine months ended September 30, 2013 and 2012, no customer accounted for more than 10% of sales.

For the nine months ended September 30, 2013, purchases from one supplier accounted for 20.6% of raw material purchases. For the nine months ended September 30, 2012, purchases from one supplier accounted for 14.6% of raw material purchases.

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

In the third quarter of 2013, we continued to execute our prudent marketing strategy to implement a more stringent screening of existing and potential distributors and hospital customers in terms of speed of payment in order to gradually improve our trade turnover, especially in terms of the collection of our accounts receivable. This strategy temporarily impacts our sales in the current period.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two injectable product lines must be accomplished by the end of 2013. While management expects to see the completion of such product lines within the required time line, we cannot assure it will in fact occur.  To the extent delay is caused by factors beyond our control, it may have a material adverse effect on our business, financial condition and results of operations.  We have already completed the overall architectural structure of our new five-floor facility. We are progressing according to our plan to construct the new GMP facility and ancillary projects. We have also made down payments for the purchase of important equipment and facilities for the new production lines in the new building. We are confident that the new GMP upgrading will be accomplished in good quality.

The products in our pipeline have progressed slowly but steadily in the development process, and are getting closer to product launch. The CFDA is also revising its production approval criteria and processes, resulting in longer approval times for new production applications across all of our product types. In some cases, it is adding additional requirements for products already under review.

The following is a list of the current status of some of our pipeline products:

•	Candesartan - We launched Candesartan, a front-line drug therapy for the treatment of hypertension, in November 2013 and expect this product to generate revenue in the fourth quarter of 2013.

•
Antibiotic Combination - We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic in the third quarter of 2010. We are currently in Phase II of the clinical trial, due to the improved regulatory requests for clinical works.

•
Rosuvastatin - Rosuvastatin is a generic form of Crestor, a drug for indication of high blood cholesterol level. Clinical trials for this generic drug were completed in the fourth quarter of 2010 and we have submitted an application for production approval.

•
Heart Disease Drug - We have a liquid oral medicine for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (TCM) formula and is currently in Phase III clinical trials due to the improved regulatory requests for clinical works.

Market Trends

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. Chinese pharmaceutical market reached CNY 926.1 billion in 2012 according to "Medicine Blue Book: China Pharmaceutical Market Report (2012)" ("Blue Book") published by the Chinese Academy of Social Sciences (CASS) on December 28, 2012. The Blue Book noted that the compound growth rate of China's pharmaceutical market was over 20% from 2005 to 2010 and forecasted that it would continue its rapid expansion at an average rate of 12% from 2013 to 2020. The Blue Book pointed out that the Chinese pharmaceutical market is showing features of rapid expansion, fierce competition, low concentration, and is greatly influenced by government policies. It further mentioned that the pharmaceutical market expansion was supported by increased demand for medicine associated with population aging, improved social welfare and residents’ enhanced purchasing power along with economic development.

The Healthcare Reform program announced by the Chinese government in late 2009 is having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. Overall, the government plans to provide a basic, universal healthcare coverage to all citizens of China. We believe that the volume expansion will continue as the government subsidies to rural communities expand further. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to  Essential Drug List ("EDL") products, we have also seen pricing pressure on most of the drugs we sell. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, we believe a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will not only survive but thrive in this environment.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenue

For the three months ended September 30, 2013, our sales revenue was $8.1 million, a decrease of 33%, compared to $12.2 million for the same period in the previous year.

Set forth below are our revenues by product category in millions USD for the three months ended September 30, 2013 and 2012.

Product Category	Three Months Ended September 30		Net Change	% Change
	2013	2012
CNS Cerebral & Cardio Vascular	$ 1.8	$ 3.2	-$ 1.4	-44%
Anti-Viro/ Infection & Respiratory	$ 4.2	$ 5.2	-$ 1.0	-19%
Digestive Diseases	$ 0.8	$ 1.2	-$ 0.4	-35%
Other	$ 1.3	$ 2.5	-$ 1.2	-48%

Given the capital expenditure pressure from the 2013 new GMP upgrade project, we have had to control credit expansion in the market, and the resulting marketing strategy with emphasis on credit tightening has negatively impacted our revenue. Our sales decreased throughout our major product categories. In terms of dollar amount, the most significant revenue decrease of $1.4 million was in our “CNS Cerebral & Cardio Vascular” product category, which generated $1.8 million in sales revenue in the three months ended September 30, 2013 compared to $3.2 million for the same period of the prior year. The decrease was mainly due to a decrease in the sales of Gastrodin and the CFDA recall notice on Bufomedil.  In March 2013 the CFDA issued a nationwide notice which required the cessation of the production, sale and use of Buflomedil effective immediately. Consequently, the Company ceased the production and sale of this product. Sales of the “Anti-Viro/Infection & Respiratory” category decreased by $1.0 million to $4.2 million in the three months ended September 30, 2013 compared to $5.2 million for the same period of the prior year. Our “Other” product category sales for the three months ended September 30, 2013 fell to $1.3 million from $2.5 million, a decrease of $1.2 million Sales of our “Digestive Diseases” category generated $0.8 million in sales in the three months ended September 30, 2013, compared to $1.2 million in the same period of the previous year, a decrease of $0.4 million.

Product Sales by Category/Total Sales	Three Months Ended September 30,
	2013	2012
CNS Cerebral & Cardio Vascular	22%	26%
Anti-Viro/ Infection & Respiratory	52%	42%
Digestive Diseases	10%	10%
Other	16%	21%

In the three months ended September 30, 2013, our revenue breakdown by product category showed some changes mainly due to marketing changes and the CFDA notice. Sales of the “CNS, Cerebral & Cardio Vascular” category represented 22% and 26% of total sales in the three months ended September 30, 2013 and 2012, respectively. Sales of the “Anti-Viro/Infection & Respiratory” products category represented 52% and 42% of total sales in the three months ended September 30, 2013 and 2012, respectively. The “Digestive Diseases” category represented 10% of total revenue in each of the three months ended September 30, 2013 and 2012.  The “Other” category represented 16% and 21% of total revenue in the three months ended September 30, 2013 and 2012 respectively.

Cost of Revenue

For the three months ended September 30, 2013, our cost of revenue was $5.9 million, or 72% of total revenue, which represented a decrease of $3.1 million from $8.9 million, or 73% of total revenue, for the three months ended September 30, 2012.  The decrease in cost of revenue during the third quarter of 2013 was almost proportionate to the decrease in revenue.

Inventory Obsolescence

The Company recognized an inventory obsolescence expense in the amount of $15,747 for the three months ended September 30, 2013. There was no comparable expense for the three months ended September 30, 2012.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2013 was $2.2 million, while gross profit for the three months ended September 30, 2012 was $3.2 million. Our gross profit margin in the third quarter of 2013 was 28%, compared to 27% in the third quarter of 2012. Our gross profit margin in the third quarter of 2013 was 28%, compared to 27% in the third quarter of 2012. The decrease in gross profit was in line with the performance of revenue in this period, and our gross margin stayed stable.

Selling Expenses

Our selling expenses for the three months ended September 30, 2013 were $0.9 million, unchanged compared to $0.9 million for the same period of the prior year. Selling expenses accounted for 11% of the total revenue for the three months ended September 30, 2013 compared to 7% for the three months ended September 30, 2012.  Due to many adjustments in our selling processes resulting from the healthcare reform policies, despite the decrease in sales, we still needed to maintain necessary personnel and expenses to support sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2013 were $0.7 million, an increase of $0.1million compared to $0.6 million for the same period of the prior year. General and administrative expenses accounted for 9% and 5% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. This increase was mainly due to the expenses incurred related to technology upgrades and production process improvements for some of our existing marketed products.

Bad Debt Expense and Accounts Receivable

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell to mostly government-backed hospitals; therefore, the age of our receivables from our customers tends to be old.  Although these customers typically pay after the due date of the receivables, management believes that the deferred payments from state-owned hospitals are secure and will eventually be collected since the majority of hospitals in China are backed by the government. So far, we have always been able to collect our receivables and have not written-off any receivables in our 19-year history of doing business with hospitals.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $48.1 million and $62.1 million as of September 30, 2013 and December 31, 2012, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2013 and December 31, 2012:

Accounts Receivable Aging:

	September 30,	December 31,
	2013	2012
1 - 90 Days	8.4%	12.1%
91 - 180 Days	7.8%	12.8%
181 - 360 Days	24.6%	32.4%
361 - 720 Days	45.9%	42.7%
> 720 Days	13.2%	0.0%
Total	100%	100%

In order to support the capital expenditures required by the new-GMP upgrading, we adjusted our marketing strategy to favor distributors with good accounts receivable collection patterns, and gradually decreased the credit granted to distributors in general. In addition to the foregoing, our sales revenue has decreased in the recent quarters. These two factors materially impacted the numerator and the denominator for the calculation of the aging distribution table above, causing the accounts receivable over two-years-old to be a greater share of the total balance.

In addition, although Healthcare reform implementation has been underway for some time, we observed a delay in its impact on the payment cycle of accounts receivable.

Although we have not written off any receivables thus far in our history, we do set aside an allowance for doubtful accounts. Our bad debt allowance estimate is currently calculated as the sum of 3.5% of accounts receivable that are less than 360 days old, 10% of accounts receivable that are between 360 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

For the three months ended September 30, 2013, the Company recognized $3,277,780 of bad debt expense, compared to $171,508 in the same period of 2012.  The increase was primarily a result of our large accounts receivable balance aging more than 720 days as the table above indicates.  Please see additional discussion on bad debt expense under the heading “Bad Debt Expense” of the section herein entitled “Nine Months Ended September 30, 2013 and 2012” hereafter.

Income (Loss) from Operations

Our operating loss for the three months ended September 30, 2013 was $2.7 million, compared to operating income of $1.6 million for the three months ended September 30, 2012, a decrease of $4.3 million. The main reasons for the decrease in operating income were lower revenue and an increase in bad debt expense.

Net Interest Expense

Net interest expense for the three months ended September 30, 2013 and 2012 was $87,010 and $77,919, respectively.

Income Tax Benefit (Expense)

In the three months ended September 30, 2013 and 2012, we paid income tax at the rate of 15%. Income tax benefit was $0.5 million for the three months ended September 30, 2013; and income tax expense was $0.2 million for the three months ended September 30, 2012. We have net operating loss carry forwards of $2.8 million which, under Chinese tax law can be “carried forward” for 5 years. We believe that we will have sufficient taxable income in the near future to utilize this tax benefit.  We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, we will continue to enjoy a preferential tax rate of 15% for the years ending December 31, 2014, 2015 and 2016, which is notably lower than the statutory income tax rate of 25%.

Net Income (Loss)

Net loss for the three months ended September 30, 2013 was $2.3 million, a decrease of $3.6 million, from the net income of $1.3 million in the three months ended September 30, 2012. The decrease in net result was mainly due to the decrease in revenue and the increase in bad debt expense.

For the three months ended September 30, 2013, loss per basic and diluted common share was $0.05, compared to earnings of $0.03 per share for the three months ended September 30, 2012.

The number of basic and diluted weighted average outstanding shares used to calculate earnings per share were 43,579,557 for each of the three months ended September 30, 2013 and September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Revenue

For the nine months ended September 30, 2013, our sales revenue decreased by $18.5 million, or 43%, to $24.4 million from the sales revenue of $42.9 million for the corresponding period of 2012.

Set forth below are our revenues by product category in millions USD for each of the nine months ended September 30, 2013 and 2012.

Sales Revenue by Major Category (Dollar in Millions)

Product Category	Nine Months Ended September 30,		Net Change	% Change
	2013	2012
CNS Cerebral & Cardio Vascular	$ 5.9	$ 12.2	-$ 6.3	-51%
Anti-Viro / Infection & Respiratory	$ 12.9	$ 18.7	-$ 5.8	-31%
Digestive Diseases	$ 2.6	$ 5.4	-$ 2.9	-52%
Other	$ 2.9	$ 6.6	-$ 3.6	-55%

During the first nine months of 2013, our overall sales revenue decreased by 43% on a year-over-year basis, led by the CNS Cerebral & Cardio Vascular and Anti-Viro/Infection & Respiratory categories. Sales in the CNS Cerebral & Cardio Vascular category dropped by $6.3 million, or 51%, to $5.9 million from $12.2 million. Our performance in this category was impacted by a sales decrease for Gastrodin Injection due to adverse market conditions and the loss of sales of Buflomedil Hydrochloride due to the CFDA Notice. During the nine months ended September 30, 2013, the sales in Anti-Viro/Infection & Respiratory category decreased by $5.8 million, or 31%, to $12.9 million from $18.7 million for the corresponding period of 2012. Sales of the “Other” category decreased by $3.6 million, or 55%, to $2.9 million from $6.6 million for the same period in 2012. Sales in Digestive Diseases category decreased by $2.9 million, or 52%, to $2.6 million from $5.4 million in the same period in 2012.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2013 was $2.8 million, which was approximately 78% lower when compared to gross profit of $12.7 million the nine months ended September 30, 2012. Our gross margin for the first nine months of 2013 was 12%, compared to 30% for the corresponding nine months of 2012. Without the negative effect of inventory obsolescence in the first nine months of 2013, management estimates that our gross profit would have been approximately $6.6 million, and gross margin would have been 27% for the first nine months of 2013.

In the coming quarters, we expect to see continued pricing pressures, but believe our new products, such as Candesartan, can help to support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2013 were $2.4 million, a decrease of 7% compared to $2.6 million for the nine months ended September 30, 2012.  Selling expenses were approximately 10% of revenue for the first nine months of 2013 compared to 6% during the corresponding period of the prior year.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2013 were $2.9 million, an increase of $0.8 million, or 40%, compared to $2.1 million for the corresponding period of 2012. This increase was mainly due to the expenses incurred related to technology upgrades and production process improvements of some of our existing marketed products in this period.

Bad Debt Expense

Our bad debt expense for the nine months ended September 30, 2013 was $7.9 million, compared to $0.7 million for nine months ended September 30, 2012. Please see additional discussion of bad debt and account receivables in the section above entitled "Bad Debt Expense and Accounts Receivable".

To the extent that our current allowance for doubtful accounts is lower than that of the previous period, we recognize a bad debt benefit for the difference during the current period, and when the current allowance is higher than that of the previous period, we recognize a bad debt expense for the difference. The allowance for doubtful accounts was $12.5 million and $4.4 million as of September 30, 2013 and December 31, 2012, respectively. The increase in the allowance was mainly due to the increase in our accounts receivable aging. The increase in the allowance was mainly due to an increase in our accounts receivable that is beyond 720 days old, and was recognized as bad debt expense during the nine months ended September 30, 2013. The changes in the allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012 were as follows (there were no write-offs or recoveries):

Changes in the Allowance for Doubtful Accounts:
	For the Nine Months Ended
	September 30,
	2013	2012
Balance, beginning of period	$4,429,945	$3,536,405
Bad debt expense (benefit)	7,910,583	724,745
Foreign currency translation adjustment	190,690	7,206
Balance, end of period	$12,531,218	$4,268,356

Income from Operations

Our operating loss for the nine months ended September 30, 2013 was approximately $10.4 million, compared to an operating income of $7.2 million for the same period in 2012, which represented a decrease of $17.7 million, or 244%.  The decreased operating performance was primarily due to lower revenue, inventory obsolescence and a higher bad debt expense in the current period compared to the corresponding period of the prior year.

Income Tax Benefit (Expense)

Our Income tax benefit for the nine months ended September 30, 2013 was $1.1 million, compared with an income tax expense of $1.1 million in the same period a year ago.

Net (Loss) Income

Our net loss for the nine months ended September 30, 2013 was $9.6 million, which represented a decrease of $15.4 million, or approximately 263%, from net income of $5.9 million for the nine months ended September 30, 2012. This decrease was mainly due to the decrease in revenue, an increase in bad debt expense, and an inventory obsolescence incurred in the first nine months of 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations, short-term bank loans and our construction loan facility.  Our cash and cash equivalents was $4.5 million, which represents 2.8% of our total assets as of September 30, 2013, compared to $4.0 million, which represents 2.5% of our total assets as of December 31, 2012. At September 30, 2013, a total of $4.8 million is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of September 30, 2013, we had a principal balance of $4.9 million in short-term bank loans. In addition, we entered an eight-year construction loan facility with a bank on June 21, 2013.  The total loan facility amount is RMB 80,000,000 (approximately $13 million).  We utilized RMB 58,511,900 (approximately $9.54 million) of the facility through November 7, 2013.  The cash flow generated from operating activities and the newly executed construction loan facility is being used to fund the construction of our new GMP upgrading project.

During the third quarter of 2013, we continued our vigorous collection efforts from our customers and achieved good results. While we have made progress, improvement of our accounts receivable collection continues to be a focus of our management team and we expect to make further progress in the quarters to come.

At September 30, 2013, the Company was obligated to pay laboratories $6.0 million upon their completion of the various phases of contracts to provide CFDA production approval for more than 10 medical formulas. Those payments are expected to be made out of the Company’s cash flow from operations ratably over approximately the following 48 months, depending on the progress of the various contracts. A typical contract requires an upfront deposit and then two to three additional milestone payments plus a final payment when the CFDA approval is obtained. Since the payments are progress driven, it is difficult to calculate the timing of the payments with any precision; however, management expects that the payments will be somewhat even over the payment period given the number of contracts in progress. The funding obligation is not expected to have an undue negative impact on the liquidity of the Company given the Company’s historical cash flows and estimated future cash flows from operating activities.

Based on our current operating plan, management believes that our cash provided by operations, short-term bank loans and the construction loan facility we obtained recently will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and new GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $3.7 million in the nine months period ended September 30, 2013 compared to $3.0 million for the same period in 2012.

At September 30, 2013, our accounts receivable was $52.5 million, a decrease of $13.7 million from $66.2 million at December 31, 2012. Our receivables decreased due to decreased sales, the improved performance of our collection of accounts receivable and an increase in our allowance for doubtful accounts.  For the nine months ended September 30, 2013, $1.1 million was generated from decreases in accounts receivable, compared to $2.4 million was used to fund increases in accounts receivable in the comparable period a year ago.

At September 30, 2013, total inventory was $32.6 million, a decrease of $3.7 million from $36.4 million at December 31, 2012. This decrease was mainly due to the inventory obsolescence recognized pursuant to the CFDA notice on Buflomedil in March of 2013.

Investing Activities

During the nine months ended September 30, 2013, net cash used in investing activities was $9.8 million, an increase of $7.4 million, compared to $2.4 million for the nine months ended September 30, 2012.  The investment spending in the first nine months of 2013 was mainly for the new GMP upgrading related construction and equipment.

Financing Activities

There was $6.4 million cash flow generated from financing activities in the nine months ended September 30, 2013 and there was $0.4 million generated from financing activities in the nine months ended September 30, 2012.  The financing activities that occurred in the first nine months of 2013 were related to the construction loan facility described under the section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of December 31, 2012 and 2011, the net assets of Helpson were $142,597,000 and $135,748,004, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $7,935,122 and $7,863,490 (50% of registered capital) for the fiscal years ended December 31, 2012 and 2011.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 5.6% and 5.8%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Commitments

At September 30, 2013, we were obligated to pay laboratories and others approximately $6.0 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

We entered into purchase and construction agreements during fiscal year 2012 in connection with the construction of a new facility and required manufacturing improvements.  Future minimum commitments under the agreements are as follows:

For the Years Ending December 31 (in millions):
2013	$11.3
2014	1.9
Total	$13.2

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2013	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: November 14, 2013	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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