Form 10-K
period 2013-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2014-03-20
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,085,550 as of June 28, 2013, based on the closing price of $0.21 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 19, 2014 was 43,579,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions in the People’s Republic of China (the “PRC”).  All of our operations are conducted in the PRC, where our manufacturing facilities are located.  We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, oral solutions and granules.  All of our pharmaceutical products are sold on a prescription basis and have been approved for at least one or more therapeutic indications by the Chinese State Food and Drug Administration (the “CFDA”) based upon demonstrated safety and efficacy.

At December 31, 2013, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

●	Basic generic drug, which is a common drug in the PRC marketplace for which there is a very large market;

●	First-to-market generic drug, which is a generic Western drug that is new to the PRC marketplace; or

●
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

In 2002, we built, and we currently own an approximately 8,000-square-meter manufacturing facility in Haikou, Hainan Province that supports eight modern, scalable production lines.  We implement quality control procedures in compliance with China’s Good Manufacturing Practice, or GMP standards, and applicable CFDA regulations to ensure consistent quality in our products.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two injectable product lines was required to be accomplished by the end of 2013. As of January 1, 2014, we have suspended the production at our dry powder injectable and liquid injectable product lines due to the failure to meet new GMP upgrading deadline. However, we have already completed the overall architectural structure of our new facility, and we are in the process of installing and commissioning the equipment. We are looking forward to submitting the application for a new GMP certificate in the second quarter of 2014.

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC.  To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of over 1,000 independent regional distributors.

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

Industry Background and Market Opportunities

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. According to the research report In Search of New Growth Models for Big Pharma in China issued by McKinsey & Company on October 2013, China’s pharmaceutical market grew by another 20%, to reach $70 billion in 2013 at ex-manufacturer price, with some sub-segments (e.g., oncology) or channels (e.g. country hospitals, Tier 3 cities) expanding at a much faster pace. This report also pointed out that China’s pharmaceutical market has been on a great run, growing at 21% compound annual growth rate (CAGR) over the past five years. In a recent joint forecast developed by McKinsey and the China Pharmaceutical Association (CPA), the China pharmaceutical market is projected to continue growing around 17% annually through 2020, approaching RMB 1.9 trillion in retail sales (~RMB 1.2 trillion in ex-manufacture sales). Sang Guowei, Chairman of CPA, commented in his keynote speech during the 15th Annual Meeting of the China Association of Science and Technology in May 2013 that “China’s pharmaceutical market is projected to surpass the U.S. as the largest in the world post-2020.” Regardless of the final number, most experts agree that China will become the second-largest pharmaceutical market by 2020, and ultimately the largest one in the world. We believe the growth of Chinese pharmaceutical industry is supported by the strong growth in the Chinese economy, the aging population, increasing rate of chronic disease in the PRC, the recent health care reform, and improvements in the protection of intellectual property rights in the PRC.

The Chinese pharmaceutical market is highly fragmented with over 4,700 pharmaceutical manufacturers (including Active Pharmaceutical Ingredient (API) manufacturers) comprised of a number of larger state-owned enterprises and a large number of small enterprises by the end of 2012. We believe this fragmentation provides opportunities for better managed and more financially sound companies to gain market share by using comparatively strong technical, manufacturing and marketing abilities.  In addition, regulatory agencies in the PRC have introduced a series of new regulations to control the standards and quality of manufacturing and distribution in the pharmaceutical industry.  These new regulations require companies to obtain government-recognized manufacturing and distribution licenses, and good manufacturing practice (GMP) and good sales practice certificates, and have resulted in the elimination of many small or poorly-managed companies.  We believe this new regulation will precipitate consolidation opportunities in the pharmaceutical industry and a generally more favorable competitive environment for our Company.

We expect China’s healthcare spending to rise significantly in relation to its rapidly-growing GDP and to become more aligned with international standards.  Growth drivers, such as the rapidly growing economy, increased income levels and rising living standards, increasing health consciousness, an aging population and life style related diseases are expected to positively affect China’s healthcare spending. We believe the increased healthcare spending by the Chinese government to reform the healthcare system has already greatly improved the accessibility of and desire for medical care. We also believe the Chinese government’s increased spending on the rural market will be another driving force for our future growth.

National Medical Insurance Program. The National Medical Insurance Program (the “NMIP”), introduced in 1999, is the largest medical insurance program in the PRC.  According to The Notice of Key Healthcare Works in 2013 released by Ministry of Health of PRC on January 22, 2013, the government is determined to maintain the coverage rate of NMIP above 95%; increase the average level of participant’s contribution to RMB340, and increase the government subsidy; optimize overall planning and reimbursement methods, increase the in-patient reimbursement rate to 75%, try to increase the real reimbursement rate by 5% to the previous year; increase the maximum reimbursement amount to no less RMB80,000 per person; increase the reimbursement level of outpatient expenses; and gradually reduce the percentage of participant’s out-of-pocket expenses to such participant’s total expenses.

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

The new GMP standards,effective March 1, 2011, outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Since it was first enacted in 1988, GMP has over two decades of history in China, and went through two revisions in 1992 and 1998. As of June 30, 2004, manufacturing of all active pharmaceutical ingredients (API) and finished dosage must be in compliance with the GMP standards. The new GMP standards include improvements based upon foreign manufacturing advancements, and have taken into consideration local conditions in China. Based on the principle of “equal importance between hardware and software”, strictly implementing the idea of risk control during the manufacturing process of pharmaceutical products, and more focus on scientific guidance and operability, the new GMP standards are consistent with the World Health Organization (WHO) standards.

The four main characteristics of the new GMP standards are: (1) strengthening the establishment of the quality control system during the manufacturing process of pharmaceutical products by significantly increasing the requirements on quality control software; (2) improving the requirements on the quality of practitioners; (3) refining operation procedures, rules on document management, including manufacturing records, improving guidance and operability; and (4) further improvements related to measures to ensure the safety of pharmaceutical products.

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

Our Strategy

We believe we are well positioned in a rapidly-growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipeline include products for high-incidence and high-mortality conditions in China, including cardiovascular, central nervous system (CNS), infectious and digestive diseases.  Furthermore, the Healthcare Reform initiated by the State Council in 2008 in China has significantly expanded the landscape of healthcare industry in China. For example, the total number of healthcare institutions has increased to 961,000 as of the end of August 2013, consisting of 24,000 hospitals, 922,000 basic level healthcare institutions, 12,000 professional public healthcare institutions and 2,000 other institutions; which represented an increase of 64 in total number, with the breakdown of an increase of 1,407 hospitals, and a decrease of 1,719 basic level healthcare institutions (mainly due to merger of village clinics post the implementation of rural integration management), and an increase of 496 professional public healthcare institutions compared to  the end of August 2012 according to a report issued on October 2013 by PRC Ministry of Health and Family Planning Committee. The increase in demand from these sources should allow us to continue to grow organically. In addition, we believe the new production approval we received from the CFDA on Candesartan, an angiotensin II receptor antagonist serving as a first-line treatment for hypertension in November 2013 and new products from our pipeline of products under development (such as the generic version of Crestor and novel anti-drug-resistant combination antibiotics) would offer us significant growth opportunities if these products are approved for manufacture and sale in the PRC. Finally, the Healthcare Reform has started to change the landscape of the Chinese pharmaceutical industry, which we believe will create many attractive acquisition opportunities. We plan to explore these opportunities in an effort to add synergistic products that can help us continue to grow at rates that are commensurate with our historical rate of growth.

Our objective is to become a market leader in the PRC for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

●
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

●
Developing and Introducing Additional Products to Expand or Strengthen Our Existing Product Portfolio. We plan to focus our development capabilities towards expanding our existing portfolio of approved products. We have a number of products in various stages of the CFDA approval process. In addition, we intend to conduct clinical trials for new generic or modernized products to expand our current existing products. We plan to introduce new generic or modernized products to leverage our branded market leadership position, particularly in the therapeutic areas in which we already have a strong presence.

●
Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with over 1,000 distributors in the PRC and plan to expand upon these relationships to target new markets. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and increase our market penetration in cities and rural areas in which we already have a presence.  Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies in cross selling our products.

●
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

Products

We currently have a product portfolio of 20 pharmaceutical products that address a wide variety of diseases and medical indications.  All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the CFDA and are sold on a prescription basis. The following table summarizes the approved indications for our marketed pharmaceutical products and the year in which each of such products was first marketed to our customers.

Product	Indication	Year of Commercial Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep (the “declined spirit” syndrome), and for traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complication after surgery-thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Cerebral thrombosis, coronary heart disease and complication after the surgery-thrombus deep phlebitis.	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacteria, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Product	Indication	Year of Commercial Launch

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Anhydroandrographolide	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and Pseudophedrine Hydrochlorida Sustained Release Tablets	Relieve cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Gull Wood Extract Syrup	Detoxicating, anti-inflammatory, quickly reducing swelling, for the indication of acute tonsillitis, acute pharyngitis, acute conjunctivitis, and upper respiratory tract infection.	2010

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

In addition to our pharmaceutical products, we also manufacture Recombined Human Fibroblast Growth Factor (rhaFGF), which is used by other companies in the manufacture of products for the repair of wounded skin cells.  We sell this product only to distributors for resale to other manufacturers as an active pharmaceutical ingredient, for the production of cosmetics.

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group in the years ended December 31, 2013 and 2012.

Product Category	Year Ended December 31,		Net Change	% Change
	2013	2012
CNS Cerebral & Cardio Vascular	$7.2	$15.2	-$ 8.0	-53%
Anti-Viro/ Infection & Respiratory	$18.2	$24.5	-$ 6.3	-26%
Digestive Diseases	$2.9	$7.0	-$ 4.1	-58%
Other	$4.5	$7.8	-$ 3.3	-43%

Due to the nature of the pharmaceutical industry, we continually strive to change our product portfolio to respond to changes in market demand.  Based on the foundation established by a number of our widely-recognized prescription products, such as Cefaclor and Roxithromycin, we have launched and will continue to launch a variety of medicines.  The core criteria for our selection of potential pipeline products are strong market demand, proven efficacy and safety. In an effort to gain an advantage in the marketplace, we often seek to improve the production process of the new generic products we elect to manufacture or to strengthen the quality of a proposed product to increase its efficacy.

We also adjust the delivery system and marketing for each of our products based on the product’s target patient group. We believe that maintaining a variety of delivery systems (e.g. tablet, capsule, granule, injectable and dry powder) for certain of our products targeted at different groups enhances our competitive position in the marketplace. As a result, our sales and marketing personnel work closely with management and our research and development personnel to determine which of our products can successfully be marketed in more than one delivery system and which generics in the marketplace may be a good candidate for us to attempt to manufacture and distribute in the marketplace using a different delivery system.

Product Development

Our product portfolio includes both branded and generic drugs that we either developed or were developed by us in joint research efforts with our academic institutional partners or, to a lesser extent, acquired from third parties. We develop new products in-house as well as through relationships with several research institutes, including the Chinese Academy of Sciences, China University of Pharmaceuticals, Sichuan University, Chongqing Medical Industry Institute and the Military Medical Academy Basic Medical Science Institute. We only pay these institutes for their research efforts and expenses if the research goals are accomplished, including certification of an applicable drug candidate and approval of drug production by the CFDA. Following our receipt of such certification and approval, the rights to the applicable drug candidate are transferred to us. Following any such payment and transfer, we are the sole owner the drug certifications and/or approvals and any related research and we have no further payment or other obligations to the research institute from which we acquired such assets.  For example, we obtained certificates and approvals of drug production for our Naproxen Sodium and Pseudophedrine Hydroclorida sustained release tablets through our cooperative relationship with the Chongqing Medical Industry Institute, and obtained certificates and approvals of drug production for our Cefalcor dispersible tablets through our cooperative relationship with the China University of Pharmaceuticals, both of whose drugs we are now manufacturing and selling. We expect to continue to develop additional new drugs under this method. We also intend to continue purchase or license drug products from third parties on a limited basis, as we regard this as an important and effective means for us to develop our business. In addition, we have started to take a dominant position in the research activities of formulation screening, new technology exploration, technical criteria improvement in 2013. We expect this new model will improve our exploration channels for the pipeline products.

As of December 31, 2013, the product candidates that we are developing at different stages include the following:

Indication of Product Candidate	CFDA Status
Anti Infection	In Phase II Clinical Study
Cholesterol Control Drug	Clinical Trial Completed. Waiting for Production Approval
Alzheimer's disease drug	In CFDA Technical Review
Coronary Heart Disease Drug	In Phase III Clinical Study
New medicine delivery technology	In Technical Transfer
Hepatitis Drug	Received Clinical Approval, Clinical Trials Initiated
Central nervous system drug	Clinical Trials Completed, at Production Verification Stage
Cerebral vascular drug	In Technical Transfer
Antibiotic for Kids	In Production Verification
Electrolyte Disequilibrium Adjustment	In Process Verification

Our drug formula development and acquisition expenditures were $1.2 million and $3.2 million in the years ended December 31, 2013 and 2012, respectively, which represented 4% and 6% of our revenues for such years, respectively.

We believe the first products to market from our product candidates will be Rosuvastatin, which is a generic form of Crestor® used in the treatment of hyperlipidemia, or high cholesterol.

Anti-Drug-Resistant Cephalosporin (anti-infection drug). Cephalosporin continues to be the most widely prescribed class of antibiotics in China.  According to the CFDA, approximately 50% of antibiotic sales are derived from cephalosporin. According to Chinese industry publications, sales of cephalosporin antibiotics in China were estimated by the CFDA to be over $17.4 billion in 2015. Due to broad usage of antibiotics, including cephalosporin, drug resistance has become a significant issue in China. We believe our new combination antibiotic possesses substantial competitive advantages in this environment. The CFDA will designate our combination antibiotic as a Class 1 drug, which carries a five-year exclusivity when the CFDA approval is obtained.  The clinical trials for our cephalosporin product candidate commenced in November 2008, and we are currently in phase II of clinical trials. The phase II clinical trials lasted longer time than originally expected, due to the enhanced criteria introduced during the implementation process of this trial.

Distribution and Customers

We believe we have a well-developed sales network.  As our current pharmaceutical product portfolio is comprised mainly prescription drugs, our major sales targets are hospitals. At December 31, 2013, we also had 16 sales offices covering all major provinces of China, and 141 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China.  Due to this advantage, we believe we are able to keep our selling cost lower than the industry average.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC.  We have established long-standing relationships with most of our key customers as our operating subsidiary, Helpson, was formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our manufacturing facility, which was built in 2002, is approximately 8,000 square meters and has eight production lines for different forms including: tablets, capsule, granule, dry power, liquid injectable, Cephalosporins (specifically designated), chemical API, and biological API.  This facility is in compliance with GMP standards in China (except for the dry power and liquid injectable product lines which are currently in the process of upgrading) and has three currently effective GMP certificates that remain valid until September 20, 2014, December 31, 2015 and December 31, 2015, respectively. In order to meet the new GMP standards that became effective in March 2011, we are preparing to upgrade our production facilities and bring them in line with the new GMP standards as soon as possible.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products.  We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products.  Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials.  In certain cases, we enter into arrangements with suppliers to hedge against the risk of shortages of supply, and have the capability and warehouse capacity to store such materials if we anticipate a shortage of such materials.  Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2013, our purchases from one supplier accounted for approximately 18.7% of raw material purchases.  For the year ended December 31, 2012, our purchases from two suppliers made up 12.1% and 10.3% of raw material purchases, respectively.

Competition

We believe we have established a commercially competitive position in the highly-fragmented pharmaceutical industry in China through our core competitive advantages, as described below:

We have a highly-efficient commercialization process for new products, including significant experience with the CFDA registration process.

We have over 20 years of product-development experience during which time we have implemented processes to efficiently introduce and market new and existing products to the Chinese market. We have successfully obtained the final production approval from the CFDA for many pharmaceutical products, including fifteen new products in the past ten years.

We have a market-oriented product portfolio and product lines.

Our product focus is on developing and manufacturing medicines that help large patient groups, such as the infectious disease and cardio vascular disease patient groups. Our diversified GMP-certified manufacturing facility includes eight production lines targeting a variety of delivery mechanisms, such as tablets, capsules, granules, liquid-injectables and dry powder injectables (the last two product lines are in the process of upgrading pursuant to the new GMP standard), and enables us to effectively manufacture a broad range of new drugs.

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

Through our cooperative efforts with leading academic research institutions, which are our research partners, we are able to develop new product candidates in a cost-effective manner and currently have a number of significant projects in active development in our pipeline.

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

Our profitability may be adversely affected if

●	the number of our competitors increases;

●	competitors engage in increased price competition; or

●
competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects that are more effective, less costly and/or have more perceived benefits than those produced by us.

In addition, competition from imported products and China's admission as a member of the World Trade Organization (“WTO”) creates increased competition. The PRC became a member of the WTO in December 2001. As a result of the admission of the PRC into the WTO, competition in the pharmaceutical industry in the PRC intensified generally in two respects. With lower import tariffs, imported pharmaceutical products manufactured overseas may become increasingly competitive with domestically produced products in terms of pricing. We also believe that well-established foreign pharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively-priced pharmaceutical products in the PRC, we may face increased competition from foreign pharmaceutical products, especially in terms of high-end pharmaceutical products, including certain types of products manufactured by U.S. manufacturers.

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

At December 31, 2013, we owned 17 registered trademarks, including marks for nine of the 20  pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339 and No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

Regulations

Regulations Relating to Pharmaceutical Industry. The pharmaceutical industry in China is highly regulated. The primary regulatory authority is the CFDA, including its provincial and local branches. As a developer and producer of medicinal products, we are subject to regulation and oversight by the CFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distribution, packaging, pricing and advertising of pharmaceutical products. Its implementing regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Registration and Approval of Medicine.  Pursuant to the PRC Provisions for Drug Registration, a medicine must be registered and approved by the CFDA before it can be manufactured and sold. The registration and approval process requires the manufacturer to submit to the CFDA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. This process generally takes two to five years and could be longer, depending on the nature of the medicine under review, the quality of the data provided and the workload of the CFDA. If a manufacturer chooses to manufacture a pre-clinical medicine, it is also required to conduct pre-clinical trials, apply to the CFDA for permission to conduct clinical trials and go through the clinical trials. If a manufacturer chooses to manufacture a post-clinical medicine, it only needs to go through the clinical trials. In both cases, a manufacturer needs to file clinical data with the CFDA for approval for manufacturing after clinical trials are completed.

New Medicine. If a medicine is approved by the CFDA as a new medicine, the CFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of one to five years. During the monitoring period, the CFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. As a result of these regulations, the holder of a new medicine certificate effectively has the exclusive right to manufacture the new medicine during the monitoring period. We currently have new medicine certificates for our Pusenouke, Cefaclor dispersible tablets and Roxithromycin dispersible tablets and Bumetanide for injection products.

National Production Standard and Provisional Standard. In connection with the CFDA’s approval of a new medicine, the CFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which time the CFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the CFDA to convert the provisional standard to a final standard. Upon approval, the CFDA will publish the final standard for the production of this medicine. There is no statutory timeline for the CFDA to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a number of years. However, during the CFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

Transitional Period. Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the CFDA grants a final standard for a new medicine after the expiration of the provisional standard, the CFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing CFDA Regulation

Pharmaceutical manufacturers in China are subject to continuing regulation by the CFDA. If the labeling or its manufacturing process of an approved medicine is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the CFDA. A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the CFDA to determine compliance with regulatory requirements.

The CFDA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, the imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the CFDA’s relevant provincial branch. This permit is valid for five years and is renewable for an additional five-year period upon its expiration. Our current pharmaceutical manufacturing permit, issued by the CFDA, will expire on December 31, 2015.

Good Manufacturing Practice. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical product it produces.  GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. If a manufacturer meets the GMP standards, the CFDA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period.  However, for a newly-established pharmaceutical manufacturer that meets the GMP standards, the CFDA will issue a GMP certificate with only a one-year validity period. The new GMP standards became effective on March 1, 2011 and  pharmaceutical manufacturers (except manufacturers of injectables, blood products or vaccines, which have a three-year grace period) have a five-year grace period to upgrade existing facilities to comply with the revisions.

We obtained GMP certificates for our manufacturing facility in respect of every form of pharmaceutical product we produce, one valid until December 31, 2015 (tablets, capsule - cephalosprins), one vaild until December 31, 2015 (tablets), one valid until December 31, 2013 (small volume parenteral solutions, i.e. liquid injectables), one valid until September 20, 2014 (capsules, granules), one valid until February 9, 2015 pursuant to the certificate but expired as of December 31, 2013 under the new GMP standard (lyophilized powder for injection).  All of our GMP certificates are valid for five years.  While we are required to implement certain upgrades to our manufacturing facilities to comply with the new GMP standards, we do not currently anticipate any difficulty in renewing these certificates when we finish the facility upgrading.  We will be required to obtain a GMP certificate for each new production line we construct for the production of our new product candidates, including our planned production line for our new cholesterol-lowering statin product that we expect to begin manufacturing and to launch into the marketplace in the near future.

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

Reimbursement under the National Medical Insurance Program

By the end of 2012, approximately 1.3 billion people had been enrolled into the NMIP. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the National Medical Insurance Program, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A National Medical Insurance Program participant can be reimbursed for the full cost of a Tier 1 medicine and 80-90% of the cost of a Tier 2 medicine.

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

Employees

As of December 31, 2013, we had 443 employees, among which 400 employees were full-time employees and 43 employees were temporary employees.   None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

The commercial success of our products depends upon the degree of market acceptance they achieve among the medical community, particularly among physicians and hospital administrators. Physicians may not prescribe or recommend our products to patients and procurement departments of hospitals may not purchase our products if physicians or hospital pharmacists do not find our products attractive. The acceptance and use of our products among the medical community will depend upon a number of factors, including:

·	perceptions by physicians, patients and others in the medical community about the safety and effectiveness of our products;

·	the prevalence and severity of any side effects;

·	the pharmacological benefit of our products relative to competing products and products under development;

·	the efficacy and potential advantages of our products relative to competing products and products under development;

·	the relative convenience and ease of administration of our products;

·	the methods by which our pharmaceutical products may be delivered to patients;

·	the effectiveness of our education, marketing and distribution efforts and those of our distributors;

·	publicity concerning our products or competing products and treatments; and

·	the price of our products and competing products.

If we fail to meet the new GMP standards, the production at two of our product lines shall remain suspended and our operations and profitability would be adversely affected.

We are in the process of upgrading our production facilities to bring them in line with the new GMP standards which became effective as of March 1, 2011. Our dry powder injectable and liquid injectable product lines had a deadline of December 31, 2013 to be upgraded to comply with the new GMP but we failed to meet the deadline for upgrading and we suspended production of those product lines at our old facility.

We have already completed the overall architectural structure of our new facility, and are in the process of installing and commissioning the equipment for such facility.We expect to submit an application for a new GMP production certificate in the second quarter of 2014.

If we are not able to satisfy the requirements of the new GMP guidelines and obtain clearance from the CFDA, our dry powder injectable and liquid injectable product lines shall remain suspended and we may be subject to fines or other penalties, all of which may have a material and adverse impact on our business, financial condition and results of operations.

We may be subject from time to time to product recalls initiated by us or by the CFDA. Product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

During our course of business, we must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, those issued by the CFDA.  If the CFDA issues any notices to cease the production, sale and use of any of our products, we should comply with such requirements.  As a result, we may incur significant costs in complying with cessation requirements, and our financial results could be materially and adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to voluntarily recall or otherwise discontinue selling selected products, which could materially and adversely affect our results of operations.

In March 2013, CFDA issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent Chinese and international research materials, which found that the risks of side effects to the nervous system and the cardiovascular system from Buflomedil have surpassed its clinical treatment benefits. The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil-related products.

Recalls could also harm our reputation, increase our costs and reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions.  The CFDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons.

If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross and net profits margins will be adversely affected.

We had gross loss margin of 1.5% for the year ended December 31, 2013 compared to gross profit margin of 25.8% in the year ended December 31, 2012. Although the decrease was a result of several factors as stated elsewhere in this report, it is true that the pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, in the event that our products are included in the EDL, which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

Our products face substantial competition. Other companies may discover, develop, acquire or commercialize products earlier or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. Many of our products may compete against products that have lower prices, superior performance, greater ease of administration or other advantages compared to our products. We would face enhanced competition if competitive products are added to the National Medical Insurance Program. Our inability to compete effectively could reduce sales or margins, which could have a material adverse effect on our results of our operations.

Some of our competitors are actively engaged in research and development in areas in which we have products or in which we are developing product candidates or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. If alternatives to our products are dispensed or prescribed to patients, the volume of our competing products may decline or we may be required to lower the price of our competing products to remain competitive, either of which could negatively impact our sales. In addition, an increasing number of foreign pharmaceutical companies have introduced their pharmaceutical products into the Chinese market. Competitive products introduced by these companies can also negatively impact our sales and results of operations.

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

Most of our products are off-patent branded generic pharmaceuticals and are not protected by intellectual property rights. As a result, other pharmaceutical companies may sell equivalent products at a lower cost, and this might result in a commensurate loss in sales of our branded generic products or require us to lower our prices to compete. Certain of our generic products are subject to protection during the CFDA’s monitoring period. During such period, the CFDA will not accept applications for new medicine certificates for the same product by other pharmaceutical companies or approve the production or import of the same product by other pharmaceutical companies. Once such monitoring period expires, other manufacturers may obtain relevant production approvals and will be entitled to sell generic pharmaceutical products with similar formulae or production methods in China. The maximum monitoring period currently granted by the CFDA is five years from the date the CFDA production approval is issued. As a result, we expect to face increased competition for our products following the expirations of their respective monitoring periods. If other pharmaceutical companies sell pharmaceutical products that are similar to our unprotected products or our protected products for which the relevant protection or monitoring period has expired, we may face additional competition and our business and profitability may be adversely affected.

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

The prices of pharmaceutical products listed in the national medical insurance catalog and other medicines, the production or trading of which may constitute monopolies, are subject to the control of the NDRC of the PRC and the relevant provincial or local price control authorities, either in the form of fixed prices or price ceilings. From time to time, the NDRC publishes a list of medicines subject to price controls. The NDRC directly regulates retail prices of certain medicines on the list and authorizes provincial price control authorities to regulate retail prices of the remaining products on that list. Because of these price controls, which are in the form of price ceilings, it would be difficult for us to raise the wholesale prices of any products subject to such controls if their price ceilings are not raised by the NDRC. The limitation on our ability to raise the wholesale prices of our products may prevent us from absorbing or offsetting the effect resulting from any increase in the cost of raw materials or other costs, which would lower our margins. We are required to file the prices of our products with the provincial price control authorities. The prices of our products may be adjusted downward by the relevant governmental authorities in the future.   Separately, the government implemented two rounds of retail drug price cuts in 2012, first in May when the NDRC cut the maximum prices of certain digestive diseases drugs by an average of 17%, and in October when prices for certain tumor, immune system and hematological system drugs were cut by an average of 17%. The government then implemented another round of retail drug price cut in February 2013 when prices for respiratory, antipyretic and analgesic drugs were cut by an average of 15%. In addition, since the prices of all medicines are set by NDRC or relevant governmental authorities, if we are required to lower the wholesale prices to distributors of our principal products in the future as a result of any government-mandated reduction in the price ceilings of our products, our future revenue and profitability would be adversely affected.

Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.

Market acceptance and sales of our products also depend to a large extent on the reimbursement policies of the PRC government. The Ministry of Labor and Social Security of the PRC or provincial or local labor and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the national medical insurance catalog or provincial or local medical insurance catalogs for the National Medical Insurance Program every other year, and catalogs under which a drug will be classified affects the amounts reimbursable to program participants for their purchases of those medicines. These determinations are made based on a number of factors, including price and efficacy. Generally, there are two catalogs, the NIC and the EDL on which a product can be included. The products selected for the EDL generally are selected from the NIC. A consumer can be reimbursed for the full cost of a medicine on the EDL and can be reimbursed for 80% to 90% of the cost of a medicine listed on the NIC. Our Vitamin B6,Cefalexin, Clarithromycin and Omeprazole products are currently included in the EDL. If the relevant government authorities decide to remove these products from the medicine catalogs, such removal may reduce the affordability of our products and change the public perception regarding our products, which, in turn, would adversely affect the sales of these products and reduce our net revenue. Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national, provincial or local medicine catalogs, sales of our new products maybe materially and adversely affected.

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

Our future growth and success significantly depend on our ability to successfully market our products to hospitals as prescription medicines. Approximately 90% of the end-customers of our products were hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

·	the inclusion of this medicine on the hospital’s formulary, which establishes the scope of medicines physicians at this hospital may prescribe to their patients, and

·	the willingness of physicians at a hospital to prescribe this medicine to their patients.

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

Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect. In addition, the pharmaceutical industry is characterized by rapid changes in technology, constant enhancement of industrial know-how and frequent emergence of new products. Future technological improvements and continual product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Therefore, our future success will largely depend on our development capability, including our ability to improve our existing products, diversify our product range and develop new and competitively-priced products that can meet the requirements of the changing market. Should we fail to respond to these frequent technological advances by improving our existing products or developing new products in a timely manner or these products do not achieve a desirable level of market acceptance, our business and profitability will be materially and adversely affected.

We rely on research institutions and universities in the PRC for the research and development of new products and any failure of such research institutions to meet our timing and quality standards or our failure to continue such collaborative arrangement or enter into such new arrangements could adversely affect our ability to develop new pharmaceuticals and our overall business prospects.

Our business strategy includes collaborating with third parties for research and development of new products. We rely on long-term cooperative relationships with a number of research institutions and universities in the PRC. These research institutions and universities have collaborated with us in a number of research projects and certain of our products that have obtained approval certificates were developed by such research institutions. At present, several research institutions and universities are working with us on various research and development projects. Any failure of such research institutions to meet the required quality standards and timetables set forth in their research agreements with us, or our inability to enter into additional research agreements with these research institutions on terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects. In addition, the growth of our business and development of new products may require that we seek additional research institutions. We cannot assure you that we will be able to enter into agreements with new parties on terms acceptable to us. Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

We may not be able to obtain regulatory approval for any of the new products and failure to obtain these approvals could materially harm our business.

All new medicines must be approved by the CFDA before they can be marketed and sold in the PRC. The CFDA requires successful completion of clinical trials and demonstrated manufacturing capability before it grants approval. It often takes a number of years before a medicine can be ultimately approved by the CFDA. In addition, the CFDA and other regulatory authorities may apply new standards for safety, manufacturing, packaging, and distribution of future product candidates.

Complying with such standards may be time-consuming and expensive and could result in delays in obtaining CFDA approval for our future product candidates, or possibly preclude us from obtaining CFDA approval altogether.  For example, due to the enhanced criteria introduced during the implementation process of the trial of one of our products in the pipeline, Anti-Drug-Resistant Cephalosporin, the clinical trials lasted longer than originally expected. Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. The CFDA and other regulatory authorities may not approve the products that we develop and even if we do obtain regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

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

Our success will depend in part on our ability to enhance our existing products and to develop new products. The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly. Relatively few research and development programs produce a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

·	the failure to demonstrate safety and efficacy in preclinical and clinical trials;

·	the failure to obtain approvals for intended use from relevant regulatory bodies, such as the CFDA;

·	our inability to manufacture and commercialize sufficient quantities of the product economically; and

·	proprietary rights, such as patent rights, held by others to our product candidates and their refusal to sell or license such rights to us on reasonable terms, or at all.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2013, no distributor accounted for more than 10% of our revenues.  For the year ended December 31, 2013, two customers accounted for 14.5% and 11.2% of our accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

            We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 38% and 33% of our net revenues in 2013 and 2012, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2013, purchases from one supplier accounted for 18.7% of our raw material purchases. For the year ended December 31, 2012, purchases from two suppliers accounted for 12.1% and 10.3% of our raw material purchases, respectively.

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

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. Using product candidates in clinical trials also exposes us to product liability claims. These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product is approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While to date no material claim for personal injury resulting from allegedly defective products has been brought against us, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations. Such lawsuits may divert the attention of our management from our business strategies, may be costly to defend and may negatively impact our reputation and our Helpson brand’s reputation, and harm the sales of our other branded products. In addition, product liability insurance for pharmaceutical products is not available in the PRC. In the event of allegations that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. We may also be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages. In addition, business interruption insurance available in the PRC offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources. Lastly, we currently do not have directors and officers insurance. In the event we or any of our directors or officers are sued under any proceedings or actions that could be covered by a standard D&O insurance, we may incur substantial costs and expenses to defend such case.

Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

Based on our current operating plans, we expect our existing resources to be sufficient to fund our existing operations for at least 12 months.  However, we may be required to raise additional funds to expand our operations. In addition, we may, need to raise additional funds if our expenditures exceed our current expectations. This could occur for a number of reasons, including:

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2013, we had 443 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Prior to January 1, 2008, pursuant to the original Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises and its implementation rules, a foreign invested enterprise as defined under PRC laws was required to pay a 30% corporate income tax and a 3% local income tax; an enterprise with foreign investment of a production nature scheduled to operate for a period of not less than ten years was, from the year of making profits, exempt from enterprise income tax in the first and second years and allowed a fifty percent reduction in the third to fifth years. Pursuant to the State Council’s Regulations on Encouraging Investment in and Development of Hainan Island promulgated in May 1988, the corporate income tax for all companies incorporated in Hainan Province was reduced to 15%. Pursuant to the Regulations on Foreign Investment in Hainan Special Economic Zone promulgated by Hainan Province in March 1991 (the “Regulation on Foreign Investment”), all foreign-invested enterprises incorporated in Hainan Province are exempt from the local income tax.

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

As a result, we enjoyed a preferential tax rate of 9%, 10% and 11% in the years of 2008, 2009 and 2010. We obtained the High Tech Enterprise status from the government in 2010 and we enjoy a 15% income tax rate for a three-year period from 2011 to 2013. We applied for continued High Tech Enterprise status in 2013, with its associated favorable tax rate, and we received an extension of the 15% income tax rate for a second three-year period from 2014 to 2016. The discontinuation of any of our existing special or preferential tax treatment or other incentives could have an adverse affect on our business, financial condition and results of operations.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, because the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, we may not be successful in prosecuting these cases. In addition, any litigation or proceeding or other efforts to protect our intellectual property rights could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. Furthermore, the degree of future protection of our proprietary rights is uncertain and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to protect our trade names, trade secrets and other propriety information from infringement, our business, financial condition and results of operations may be materially and adversely affected.

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

Any future outbreak of swine flu, avian influenza or severe acute respiratory syndrome in China, or similar adverse public health developments, may severely disrupt our business and operations.

According to the World Health Organization (“WHO”), there have been more than 350 confirmed human cases of avian influenza A (H7N9) with more than 100 deaths reported from China since April 2013. A case in Taiwan and two cases in Hong Kong also have been reported in people who have traveled to an area of China where other H7N9 cases have been reported.  In May and June 2009, occurrences of H1N1 influenza were reported in Hong Kong and other parts of China. Since 2005, there have been reports on the occurrences of avian influenza in various parts of China, including a few confirmed human cases that resulted in fatalities. In addition, from December 2002 to June 2003, China and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, WHO declared that the SARS outbreak had been contained. During May and June of 2003, many businesses in China were temporarily closed by the PRC government to prevent transmission of SARS. Any prolonged recurrence of H7N9, H1N1 or avian influenza, SARS or other adverse public health developments in our facility in China could require the temporary closure of our facilities. Such closures could severely disrupt our production and business operations and materially and adversely affect our results of operations.

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

We may issue additional shares of our capital stock to raise additional cash for working capital; if we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company.

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

A large portion of our common stock is held by a small number of stockholders. For instance, Heung Mei Tsui, a member of our Board of Directors,  holds 21.4% and Zhilin Li, our Chief Executive Officer,  holds 23.1% of our common stock, respectively, as of the date hereof. As a result, these two stockholders are able to significantly influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2013 and there existed material weakness in our internal control over financial reporting as of December 31, 2013.

Although the material weakness identified in Item 9A of this Annual Report was the result of our failure to appropriately classify inventory obsolescence we believe we are taking appropriate actions to remediate such material weakness, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008 and applies it to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to October 2005, holders of "restricted securities" within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

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

Mortgaged Property

Helpson entered into a revolving line of credit with Bank of China in October 2012, and renewed it November 1, 2013.  In order to secure the line of credit, Helpson mortgaged its land use rights and owned buildings as set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 30 million (approximately $4.91 million)	Bank of China	October 28, 2013 to October 28, 2014	The interest rate is a variable rate equal to 110% of the floating base interest for loans of the same term promulgated by the PRC’s central bank.	Helpson’s land : 22,936 square meters (Certificate #: Guo Yong [2003] No. 005572) Helpson’s buildings: 663.94 square meters (Certificate #: HK008109) and 6593.2 square meters (Certificate #: HK122889)

As additional security, our Chief Executive Officer and Chairman of our Board of Directors personally guaranteed the new line of credit.

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

The following table, based upon Yahoo Finance, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the fiscal years ending December 31, 2013 and 2012.

	High	Low

Fiscal 2013

First Quarter	$0.37	$0.21
Second Quarter	0.29	0.19
Third Quarter	0.38	0.19
Fourth Quarter	0.47	0.26

Fiscal 2012

First Quarter	$0.87	$0.65
Second Quarter	0.69	0.21
Third Quarter	0.55	0.29
Fourth Quarter	0.38	0.18

Holders

As of March 19, 2014, there were approximately 138 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The disclosure contained in “Item 11. Executive Compensation - Discussion of Summary Compensation and Grants of Plan-based Awards Tables” is incorporated herein by reference.

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

Business Overview & Recent Developments

In the year ended December 31, 2013, we continued to execute our prudent marketing strategy to implement a more stringent screening of existing and potential distributors and hospital customers in terms of speed of payment in order to gradually improve our trade turnover, especially in terms of the collection of our accounts receivable. This strategy temporarily impacts our sales in the current period by limiting our credit sales.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectable and dry powder injectable product lines -were to be accomplished by the end of 2013. As of January 1, 2014, we have suspended our dry powder injectable and liquid injectable production lines due to the failure to meet the new GMP upgrading deadline. However, we have already completed the overall architectural structure of our new facility, and are in the process of installation and commissioning the equipment. We are looking forward to submitting the application for new GMP certificate in the second quarter of 2014. We are confident that the new GMP upgrading will be accomplished in good quality.

Once our new GMP facility receives a new GMP certificate and initiates production, we will begin upgrading our current existing old facility.

The products in our pipeline have experienced delays. The CFDA has been improving its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all the pharmaceutical products including all of our product types. We commenced leading formulation screening, new technology exploration, technical criteria improvement activities in 2013. We expect this new model will improve our exploration channels for the pipeline products.

The following is a list of the current status of some of our pipeline products:

•
Antibiotic Combination - We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic. We are currently in Phase II of the clinical trial, due to the increased regulatory requests for clinical works.

•
Rosuvastatin - Rosuvastatin is a generic form of Crestor, a drug for the treatmentof high blood cholesterol levels. Clinical trials for this generic drug were completed in the fourth quarter of 2010 and we have submitted an application for production approval, and are performing supplemental trials of related materials pursuant to the new criteria requirements.

•
Heart Disease Drug - We have an oral solution for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (TCM) formula and is currently in Phase III clinical trials following the improved regulatory criteria for clinical works.

Market Trends

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. The Chinese pharmaceutical market reached CNY 926.1 billion in 2012 according to "Medicine Blue Book: China Pharmaceutical Market Report (2012)" (the “Blue Book”) published by the Chinese Academy of Social Sciences (CASS) on December 28, 2012. The compound growth rate of China's pharmaceutical market was over 20% from 2005 to 2010 and the Blue Book forecasts that it will continue its rapid expansion at an average rate of 12% from 2013 to 2020. The Blue Book pointed out that the Chinese pharmaceutical market is showing features of rapid expansion, fierce competition, low concentration, and is greatly influenced by government policies.The Blue Book further mentioned that the pharmaceutical market expansion was supported by increased demand for medicine associated with population aging, improved social welfare and residents’ enhanced purchasing power along with economic development.

The Healthcare Reform program announced by the Chinese government in late 2009 is having a significant impact on all healthcare related industries in China, including the pharmaceutical industry. Overall, the government plans to provide a basic, universal healthcare coverage to all citizens of China. We believe that the volume expansion will continue as the government subsidies to rural communities expand further. While pricing is generally set at the central government level, provincial government intervention has added complexity to the pricing-volume interaction. In addition to the Essential Drug List (EDL) products, we have also seen pricing pressure on most of the drugs we sell. While these changes have more impact on pharmaceutical distribution companies, manufacturers of pharmaceutical products are also affected. We believe the general implication is that gross margins for pharmaceutical products will continue to be under pressure for some time. That being said, we believe a pharmaceutical manufacturer with experienced management and the ability to react quickly to changes will survive in this environment.

Results of Operations for the Fiscal Year Ended December 31, 2013

China provides a unique opportunity to its pharmaceutical industry; however, real challenges remain: from compulsory new GMP upgrading requirements and rising pricing pressure to extended regulatory review time for new medical production applications. Each of these challenges impacted our performance negatively in 2013, causing us to experience a significant decrease in our financial results.

Net loss for the year ended December 31, 2013 was $20.0 million, compared to net income of $4.6 million for the year ended December 31, 2012.  Our net loss for the year ended December 31, 2013 was mainly due to a significant decrease in revenue, an increase in inventory obsolescence and an increase in bad debt expense.

Revenue

Revenue decreased by 40% to $32.8 million for the year ended December 31, 2013, as compared to $54.5 million for the year ended December 31, 2012. This decrease primarily resulted from decreases in sales of our CNS Cerebral & Cardio Vascular products andour Anti-Viro/Infectious & Respiratory products.

Although it did not affect our sales during 2013, we suspended production of our dry powder injectable and liquid injectable products at our two old production lines as of January 1, 2014 due to the failure to meet the new GMP upgrading deadline. In anticipation that this shutdown will affect our sales in 2014, we have gradually increased inventory levels of certain products in advance in order to support the sales demand for these products. We plan to start the upgrading of these two production lines once our new GMP facility starts operations.

Set forth below are our revenues by product category in millions USD for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Product Category	2013	2012	Net Change		% Change
CNS Cerebral & Cardio Vascular	$7.2	$15.2	$	- 8.0	-53%
Anti-Viro/ Infection & Respiratory	$18.2	$24.5	$	- 6.3	-26%
Digestive Diseases	$2.9	$7.0	$	- 4.1	-58%
Other	$4.5	$7.8	$	- 3.3	-43%

The most significant revenue decreasein terms of dollar amount was in our “CNS Cerebral & Cardio Vascular” product category, which generated $7.2 million in sales revenue in 2013 compared to $15.2 million a year ago, a decrease of $8.0 million. The decrease was mainly due to the CFDA notice for Buflomedil. In March, 2013 the CFDA issued a nationwide notice for the cessation of the production, sale and use of Buflomedil effective immediately. Consequently, the Company terminated the production and sale of this product.

Sales of the “Anti-Viro/Infection & Respiratory” category decreased by $6.3 million to $18.2 million in 2013 compared to $24.5 million in 2012, which was mainly due to the decrease in sales of Roxithromycin and Clarithromycin, two antibiotics, which were affected primarily by market demand volatility. Our “Digestive Diseases” category generated $2.9 million of sales in 2013, compared to $7.0 million in the previous year, or a decrease of $4.1 million.  Our “Other” product category sales fell to $4.5 million from $7.8 million, a decrease of $3.3 million.

In the year ended December 31, 2013, revenue breakdown by product category showed some changes. Sales of the “Anti-Viro & Respiratory” products category represented 55% of total sales in the year ended on December 31, 2013, compared to 45% in 2012. The “CNS, Cerebral & Cardio Vascular” category represented 22% of total revenue in 2013 and 28% in 2012. The “Digestive Diseases” category represented 9% of total revenue in 2013 compared to 13% in 2012.  The “Other” category represented 14% and 14% of revenues in 2013 and 2012, respectively.

Cost of Revenue

For the year ended December 31, 2013, our cost of revenue was $23.4 million, or 71% of total revenue, which represented a decrease of $15.3 million from $38.7 million, or 71% of total revenue, in 2012.  The decrease in cost of revenue during 2013 was proportional to the revenue decrease.

Inventory Obsolescence

Due to CFDA’s notice for the cessation of the production, sale and use of Buflomedil, we ceased the production and sale of Buflomedil-based products, and recognized an inventory obsolescence expense of approximately $3.7 million for Buflomedil-related raw materials and finished goods.

We have had decreases in the sales estimates between the time when raw materials were purchased compared to the sales performance realized for certain products. As a result, we determined that certain inventory was slow moving or obsolete. Based on the developed estimates as of December 31, 2013 and 2012, we recognized an additional inventory obsolescence expense of $6.2 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively.

Gross Profit (Loss) and Gross Margin

Gross loss for the year ended December 31, 2013 was $0.5 million, a decrease of $14.6 million, from gross profit of $14.1 million in 2012. Our gross loss margin in 2013 was (1.5%) compared to gross profit margin of 25.8% in 2012. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 29% in both 2013 and 2012. The Healthcare Reform instituted by the Chinese government since 2009 contains pricing controls, which have resulted in margin compression in most pharmaceutical products on the market today, especially in the generic space where many of our products are sold.  Going forward, we expect to see continued pricing pressures on most products, while new products could help to support overall gross margin once they are launched. We launched Candesartan in November 2013 and started its marketing activities.

Selling Expenses

Our selling expenses for the year ended December 31, 2013 were $3.3 million, a decrease of approximately $0.2 million, compared to $3.5 million in 2012.  Selling expenses accounted for 10.0% of the total revenue in 2013 compared to 6.5% in 2012.  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need additional personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2013 were $2.4 million, a decrease of $0.5 million from $2.9 million in 2012.  General and administrative expenses accounted for 7.3% and 5.3% of our total revenues in 2013 and 2012, respectively.

Research and Development Expense

Our research and development expenses for the year ended December 31, 2013 were $1.7 million, an increase of $1.3 million from $0.4 million in 2012.  Research and development expenses accounted for 5.1% and 0.9% of our total revenues in 2013 and 2012, respectively.  The increase in research and development expense was mainly due to the fact that the Company has started to take a dominant position in the research activities of formulation screening, new technology exploration, technical criteria improvement in 2013.

Bad Debt Expense

In the fourth quarter of 2013, we implemented a one-time trade receivables collection discount program to accelerate the collection of old accounts receivable. Management negotiated settlement offers with certain customers from which we had accounts receivable balances of approximately $8.0 million that were greater than one year past due. The offers to these customers were comprised of discounts ranging from 15% to 30% of the total past due balance in exchange for payment of the remaining balance in full by December 31, 2013. As a result of this program, we were able to collect cash of approximately $5.85 million after granting those customers discounts totaling $2.1 million. The collection discounts were recorded as bad debt expense.

We also recognized bad debt expense resulting from an increase in the allowance for doubtful accounts relating to trade accounts receivable and other receivables of $8.7 million and $0.9 million during the years ended December 31, 2013 and 2012, respectively.

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon.  Our customers are primarily pharmaceutical distributors who sell to mostly government-backed hospitals. Therefore, the age of our receivables from our customers tends to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the government, management believes that the deferred payments from state-owned hospitals are secure and will eventually be collected.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $40.1 million and $62.1 million as of December 31, 2013 and 2012, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
1 - 90 Days	8.0%	12.1%
90 - 180 Days	7.4%	12.8%
180 - 360 Days	23.3%	32.4%
>360 Days	61.3%	42.7%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $13.3 million and $4.4 million as of December 31, 2013 and December 31, 2012, respectively. The changes in the allowance for doubtful accounts during the years ended December 31, 2013 and 2012 were as follows:

	For the Years Ended
	December 31,
	2013	2012
Balance, Beginning of Year	$4,429,945	$3,536,405
Bad debt expense	10,752,991	871,612
Charged to reserve – collection discount	(2,160,527)	-
Foreign currency translation adjustment	279,213	21,928
Balance, End of Year	$13,301,622	$4,429,945

Impairment of Intangible Assets

The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. As a result of the evaluations made as of December 31, 2013, the Company recognized no impairment losses for the year ended December 31, 2013, as compared to $593,095 impairment losses recognized for the year ended December 31, 2012.

Income (Loss) from Operations

Our operating loss for the year ended December 31, 2013 was $18.6 million, compared to operating income of $5.9 million in 2012, a decrease of $24.5 million. The main reasons for the decrease were lower revenue, higher inventory obsolescence and higher bad debt expenses in 2013.

Net Interest Expense

Net interest expense for the year ended December 31, 2013 was $340,239, compared to $303,431 in 2012, an increase of $36,808.

Income Tax Expense

For the years ended December 31, 2013 and 2012, our income tax rate was 15%.   Income tax expense was $1.1 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.  We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Income (Loss)

Net Loss for year ended December 31, 2013 was $20.0 million, a decrease of $24.6 million, from net income of $4.6 million in the year ended December 31, 2012.  The decrease in net income was mainly due to the decrease in revenue, increase in inventory obsolescence, and increase in bad debt expense.

For the year ended December 31, 2013, loss per basic and diluted common share was $(0.46), compared to earnings per basic and diluted share of $0.11 for the year ended December 31, 2012.

The number of basic and diluted weighted-average outstanding shares used to calculate (loss) earnings per share was 43,579,557 for both 2013 and 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $6.0 million, which represents 4% of our total assets as of December 31, 2013, as compared to $4.0 million, which represents 2% of our total assets as of December 31, 2012.  All of the $6.0 million of cash and cash equivalents at December 31, 2013 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of December 31, 2013, we had a principal balance of $4.9 million in short-term bank loans. In addition, we entered an eight-year construction loan facility with a bank on June 21, 2013.  The total loan facility amount is RMB 80,000,000 (approximately $13 million).  We utilized RMB 76,283,350 (approximately $12.4 million) of the facility through March 7, 2014.  The cash flow generated from operating activities and the newly executed construction loan facility is being used to fund the construction of our new GMP upgrading project.

Based on our current operating plan, management believes that our cash provided by operations, short-term bank loans and the construction loan facility we obtained in June 2013 will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and new GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $8.6 million in the year ended December 31, 2013 compared to $3.6 million for 2012.

At December 31, 2013, our accounts receivable was $45.1 million, a decrease of $21.1 million from $66.2 million at December 31, 2012. Our receivables decreased due to our enhanced collection efforts, increased allowance and the trade receivables collection discount program implemented in the fourth quarter of 2013 to encourage the collection of accounts receivable aged over one and two years, and decrease in sales.  For the year ended December 31, 2013, $3.6 million was generated from decreases in accounts receivable, compared to $1.1 million which was used to fund increases in accounts receivable in the comparable period a year ago.

At December 31, 2013, total inventory was $24.7 million, a decrease of $11.7 million from $36.4 million at December 31, 2012. This decrease was mainly due to decreased purchases of raw materials for injectable products and the increased inventory obsolescence recognized in 2013.

Investing Activities

During the year ended December 31, 2013, net cash used in investing activities was $19.1 million, an increase of $14.1 million, compared to $5.0 million for the year ended December 31, 2012.  The investment spending in 2013 was mainly for the new GMP upgrading related construction and equipment.

Financing Activities

There was $12.3 million cash flow provided from financing activities in the year ended December 31, 2013 and there was $1.3 million provided from financing activities in the year ended December 31, 2012.  The financing activities that occurred in 2013 were related to the construction loan facility described under the first paragraph under this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of December 31, 2013 and 2012, the net assets of Helpson were $127,626,000 and $142,597,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $7,935,122 (50% of registered capital) for the fiscal years ended December 31, 2013 and 2012, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 6.4% and 5.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2013.

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

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Commitments

At December 31, 2013, we were obligated to pay laboratories and others approximately $5.5 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013 and 2012, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2013. In making this assessment, management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The 1992 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2013 with respect to our reporting for inventory obsolescence. The material weakness occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP. Notwithstanding this material weakness, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 19, 2013 along with their positions, offices and term:

Name	Age	Position
Zhilin Li	60	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	56	Director
Gene Michael Bennett	66	Independent Director
Yingwen Zhang	68	Independent Director
Baowen Dong	72	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2013, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2013, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries (collectively, the “Named Executive Officers”). No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer, President and interim Chief Financial Officer	2013 2012	220,000 220,000	- -	- 50,661(1)	- 7,039(2)	- -	- -	16,000 (3) 16,000(3)	236,000 293,700

Frank Waung Former Chief Financial Officer	2012	61,857	-	76,646(4)	7,374(5)	-	-	-	145,877
_____________

(1) Amounts represent the vested portion of the fair value of 50,000 restricted shares at a price of $2.54 per share granted to Ms. Li on May 25, 2011 for which we recognized compensation expense of $50,661 in our financial statements for the year ended December 31, 2012. The shares had a one-year vesting period and vested on May 25, 2012. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

(2) Amounts represent vested portion of the fair value of a two-year option to purchase 25,000 shares of our common stock award granted on May 25, 2011 for which we recognized compensation expense of $7,039 in our financial statements for the years ended December 31, 2012. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

(3) Represents the amount payable to Ms. Li for serving as a director of our company.

(4) Amounts represent the vested portion of the fair value of restricted stock awards recognized in our financial statements in 2012.  In 2012, we issued 100,000 restricted shares at a price of $0.56 per share, or $56,000.  In 2011, we issued 25,000 shares at a price of $2.54 per share granted to Mr. Waung on May 25, 2011, for which recognized $20,646 in our financial statements for the years ended December 31, 2012. The shares had a one-year vesting period. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

(5) Amounts represent the fair value of stock option awards recognized in our financial statements in 2012. On May 25, 2011, we issued a two-year option to purchase 25,000 shares of common stock at an exercise price of $2.54 per share vesting over a one year period. The fair value of the option on the date of grant was $19,050. A total of $7,599 was recognized for the year ended December 31, 2012. The amounts do not reflect the actual amounts that may be realized by the named executive officer.

The fair value of the options described above was determined using the Black-Scholes Option Pricing Model. We apply the simplified method due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. A more detailed discussion of the assumptions used in calculating these value may be found in Note 11 to the consolidated audited financial statements included in this Annual Report on Form 10-K.

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

None.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved, our 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 14, 2014, 175,000 shares of restricted stock outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	6,462	-	-	-	-	-	6,462
Baowen Dong	6,462	-	-	-	-	-	6,462

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 19, 2013, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters on the same terms and conditions as the previous engagement, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $6,462), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.37 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

On December 24, 2012, we also entered into a renewal engagement letter with Ms. Tsui, pursuant to which Ms. Tsui is entitled to annual compensation of $16,000 for serving as our director for a term of three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 19, 2014 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 19, 2014, an aggregate of 43,579,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	10,050,000	23.1%

Heung Mei Tsui Director	9,312,651	21.4%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*

All directors and executive officers as a group (5 persons)	19,362,651	44.5%

Greater than 5% Stockholders

Pope Asset Management, LLC 5100 Poplar Ave, Ste 805 Memphis, TN 38137	2,224,831(5)	5.1%

Jian Yang	2,278,815	5.2%

__________________

*	Represents less than 1%.

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

(3)
In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 19, 2014 upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 19, 2014, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 19, 2014 (for those who have options or warrants).

(4)
Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase  an aggregate of 10,000 shares of our common stock (5,000 shares in each of the 2012 and 2013 fiscal years).  As of the date of this report such warrants have not been issued.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended December 31, 2012, Mr. Tsui, one of our directors, loaned $493,004 to the Company. The balance of such loans from Mr. Tsui was $1,354,567 as of December 31, 2013 and 2012. The loans bear interest at a rate of 1% per annum and principle and interest were payable on December 31, 2014, pursuant to a loans extension agreement by and between the Company and Ms. Tsui. We recognized interest expense of $13,545 and $9,942 for the years ended December 31, 2013 and 2012, respectively.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Arshak Davtyan, CPA, our current principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Report on Form 10-Q in the third quarter of 2013, and for services in connection with statutory and regulatory filings or engagements were approximately $76,000 for the fiscal year ended December 31, 2013.

The aggregate fees billed by Hansen, Barnett & Maxwell, P.C., our former principal accountants, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $140,800 for the fiscal year ended December 31, 2012, and $24,000 for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q of first and second quarters in 2013.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2013 and 2012.

Tax Fees

We did not incur any for tax compliance or tax related services fees billed by Arshak Davtyan, CPA, our current principal accountant for the fiscal year ended December 31, 2013.

The aggregate fees billed by Hansen, Barnett & Maxwell, P.C., our former principal accountants, for tax compliance or tax related services were $1,776 for the fiscal year ended December 31, 2012.

The tax services related to the preparation of U.S. Federal income tax returns.

All Other Fees

We did not engage our current principal accountant or our former principal accountants to render services to us during the last two fiscal years, other than as reported above.

Our Board of Directors has approved the tax and tax related services provided by our principal accountants.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Arshak Davtyan, CPA, for our consolidated financial statements as of and for the year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Pharma Holdings, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Report of Arshak Davtyan, CPA, Independent Registered Public Accounting Firm

Report of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income - for the years ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2012 and 2013

Consolidated Statements of Cash Flows - for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(b) Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2014	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2014

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 20, 2014

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 20, 2014

/s/ Yingwen Zhang Yingwen Zhang	Director	March 20, 2014

/s/ Baowen Dong Baowen Dong	Director	March 20, 2014

CHINA PHARMA HOLDINGS, INC.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1
Engagement Letter dated December 24, 2012 by and between the Company and Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 14, 2013).

10.2*	Engagement Letter dated December 19, 2013 by and between the Company and Mr. Yingwen Zhang for Mr. Zhang serving as a director of the Company.

10.3*	Engagement Letter dated December 19, 2013 by and between the Company and Mr. Baowen Dong for Mr. Dong serving as a director of the Company.

10.4*	Engagement Letter dated December 19, 2013 by and between the Company and Mr. Gene Michael Bennett for Mr. Bennett serving as a director of the Company.

10.5	Option Grant Agreement dated as of April 28, 2010 between the Company and Frank Waung (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2010).

10.6
Employment Agreement dated July 1, 2010 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2010).

10.7*	Loan Extension Agreement between the Company and Heung Mei Tsui dated December 31, 2013.

10.8	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.9	Employment Agreement dated May 31, 2011 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Frank Waung (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.10
Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.11
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

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of Arshak Davtyan, CPA.

23.2*	Consent of Hansen, Barnett & Maxwell, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

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

CHINA PHARMA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
China Pharma Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ARSHAK DAVYTAN, CPA
Montreal, Canada
March 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
China Pharma Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 13, 2013

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,993,139	$4,029,708
Banker's acceptances	336,003	101,570
Trade accounts receivable, less allowance for doubtful
accounts of $13,301,622 and $4,429,945, respectively	45,147,602	66,175,570
Other receivables, less allowance for doubtful
accounts of $43,064 and $49,881, respectively	175,739	80,799
Advances to suppliers	7,626,716	4,816,354
Inventory, less allowance for obsolescence
of $8,027,126 and $1,769,984, respectively	24,677,120	36,359,516
Deferred tax assets	-	967,671
Total Current Assets	83,956,319	112,531,188

Advances for purchases of intangible assets	41,701,505	39,263,977
Property and equipment, net of accumulated depreciation of
$5,264,350 and $4,273,373, respectively	30,241,337	9,031,894
Intangible assets, net of accumulated amortization of
$3,812,992 and $2,944,726, respectively	1,711,793	2,412,854
TOTAL ASSETS	$157,610,954	$163,239,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$1,877,437	$2,841,862
Accrued expenses	323,651	202,185
Accrued taxes payable	-	2,426,826
Other payables	1,312,361	1,094,886
Advances from customers	2,228,238	1,945,984
Other payables - related parties	1,354,567	1,354,567
Short-term notes payable	4,909,662	4,761,073
Total Current Liabilities	12,005,916	14,627,383
Non-current Liabilities:
Construction loan facility	12,484,183	-
Long-term deferred tax liability	176,414	95,963
Total Liabilities	24,666,513	14,723,346
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	88,896,276	108,904,325
Accumulated other comprehensive income	20,414,381	15,978,458
Total Stockholders' Equity	132,944,441	148,516,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$157,610,954	$163,239,913

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Years
	Ended December 31,
	2013	2012
Revenue	$32,806,678	$54,507,049
Cost of revenue	23,405,886	38,660,814
Inventory obsolescence	9,881,711	1,769,984

Gross (loss) profit	(480,919)	14,076,251

Operating expenses:
Selling expenses	3,284,905	3,535,214
General and administrative expenses	2,404,338	2,874,644
Research and development expenses	1,683,244	438,662
Bad debt expense	10,752,991	871,612
Impairment of intangible assets	-	593,095
Total operating expenses	18,125,478	8,313,227

Government subsidy income	-	141,987

(Loss) income from operations	(18,606,397)	5,905,011

Other income (expense):
Interest income	8,457	4,944
Interest expense	(348,696)	(308,375)
Net other expense	(340,239)	(303,431)

(Loss) income before income taxes	(18,946,636)	5,601,580
Income tax expense	(1,061,413)	(983,921)
Net (loss) income	(20,008,049)	4,617,659
Other comprehensive income - foreign
currency translation adjustment	4,435,923	1,274,091
Comprehensive (loss) income	$(15,572,126)	$5,891,750
(Loss) earnings per share:
Basic	$(0.46)	$0.11
Diluted	$(0.46)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2011	43,529,557	$43,530	$23,448,534	$104,286,666	$14,704,367	$142,483,097

Share-based compensation	100,000	100	141,620	-	-	141,720
Forfeiture of contingently vesting shares	(50,000)	(50)	50	-	-	-
Net income for the year	-	-	-	4,617,659	-	4,617,659
Foreign currency translation adjustment	-	-	-	-	1,274,091	1,274,091
Balance, December 31, 2012	43,579,557	43,580	23,590,204	108,904,325	15,978,458	148,516,567

Net loss for the year	-	-	-	(20,008,049)	-	(20,008,049)
Foreign currency translation adjustment	-	-	-	-	4,435,923	4,435,923
Balance, December 31, 2013	43,579,557	$43,580	$23,590,204	$88,896,276	$20,414,381	$132,944,441

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(20,008,049)	$4,617,659
Depreciation and amortization	1,612,830	1,462,771
Stock based compensation	-	141,721
Bad debt expense	10,752,991	871,612
Deferred income taxes	1,061,413	(430,250)
Inventory obsolescence reserve	6,121,655	1,769,984
Impairment of intangible assets	-	593,095
Changes in assets and liabilities:
Trade accounts and other receivables	3,633,180	(1,098,322)
Advances to suppliers	(2,625,629)	1,014,760
Inventory	11,155,810	(4,702,575)
Trade accounts payable	(1,183,733)	(306,040)
Accrued expenses and other liabilities	356,640	246,817
Accrued taxes payable	(2,499,949)	(683,357)
Other payables	-	744
Advances from customers	218,656	145,201
Net Cash Provided by Operating Activities	8,595,815	3,643,820

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(298,631)	(3,218,035)
Advances for purchases of property and equipment	-	(1,612,670)
Purchases of property and equipment	(18,794,261)	(156,878)
Net Cash Used in Investing Activities	(19,092,892)	(4,987,583)

Cash Flows from Financing Activities:
Proceeds from construction term loan	12,322,648	-
Proceeds from issuance of notes payable	-	793,223
Proceeds from related party loan	-	493,004
Net Cash Provided by Financing Activity	12,322,648	1,286,227

Effect of Exchange Rate Changes on Cash	137,860	36,390
Net (Decrease ) Increase in Cash and Cash Equivalents	1,963,431	(21,146)
Cash and Cash Equivalents at Beginning of Period	4,029,708	4,050,854
Cash and Cash Equivalents at End of Period	$5,993,139	$4,029,708

Supplemental Cash Flow Information:
Cash paid for interest	$569,855	$298,433
Cash paid for income taxes	2,481,164	2,138,853

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$144,243	$151,731
Accounts receivable collected with banker's acceptances	8,317,045	4,354,825
Purchases of property and equipment paid with banker's acceptances	2,564,790	1,540,820
Advances for purchases of intangibles paid with banker's acceptances	897,820	27,909
Inventory purchased with banker's acceptances	4,626,165	2,768,805

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation, owns 100% of Onny Investment Limited (Onny), a British Virgin Islands corporation, which owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), a company organized under the laws of the People's Republic of China (the PRC). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

On December 31, 2012, China Pharma Holdings, Inc consummated a reincorporation merger for the purpose of changing its state of incorporation from Delaware to Nevada pursuant to the terms and conditions of an Agreement and Plan of Merger dated December 27, 2012.  The reincorporation merger was approved by stockholders holding the majority of the Company’s outstanding shares of common stock on December 21, 2012.

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by China’s Ministry of Commerce and the National Development and Reform Commission (as the latest version is the year 2012 version, effective January 30, 2012) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not the case for the Company’s business.

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

Consolidation and Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars. The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Reclassification - The Company has made certain reclassifications to the consolidated statement of operations for the year ended December 31, 2012 to conform to the presentation for the year ended December 31, 2013. These reclassifications had no effect on the consolidated balance sheets, the results of operations or the consolidated statement of cash flows as of or for the year ended December 31, 2012.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker’s acceptances purchased with maturities of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. At December 31, 2013, trade accounts receivables included $23,000,726 from sales that occurred more than one year prior to December 31, 2013, that Management believes are collectable.

During the fourth quarter of 2013, Management negotiated settlement offers with certain customers with approximately $8.0 million in accounts receivable balances that were greater than one (1) year past due. The offers to these customers were comprised of discounts ranging from 15% to 30% of the total past due balance in exchange for payment in full by December 31, 2013. As a result, the Company was able to collect cash of approximately $5.85 million, and recognized additional bad debt expense for the negotiated discounts in the amount of $2,140,838 for the year ended December 31, 2013.

Advances to Suppliers and Advances from Customers – Common practice in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. We charge inventory obsolescence expense for inventory allowance to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Charges to inventory obsolescence expense totaled $9,881,711 and $1,769,984 for the years ended December 31, 2013 and 2012, respectively. The Company recognized an inventory obsolescence reserve of $6,257,142 and $1,769,984 for the years ended December 31, 2013 and 2012, respectively.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. The Company evaluated its long-lived assets at December 31, 2013 and determined that no impairment adjustment was necessary.  At December 31, 2012, the value of certain of its intangible assets were impaired and the Company recognized an impairment loss of $593,095 for the year ended December 31, 2012.  See Note 5.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development expenses were $1,683,244 and $438,662 for the years ended December 31, 2013 and 2012, respectively.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by provincial governments. The governments benefit plans assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $241,384 and $233,846 to retirement benefit plans for the years ended December 31, 2013 and 2012, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. The Company did not incur any advertising costs for the years ended December 31, 2013 and 2012.

Basic and Diluted (Loss) Earnings per Common Share - Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Years
	Ended December 31,
	2013	2012
Net (loss) income	$(20,008,049)	$4,617,659
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic (loss) earnings per share	$(0.46)	$0.11
Diluted (loss) earnings per share	$(0.46)	$0.11

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Years
	Ended December 31,
	2013	2012
Warrants with exercise prices of $3.00 to $3.80 per share	-	150,000
Options with an exercise price of $2.54 to $3.47 per share	-	50,000
Total	-	200,000

Credit Risk – The carrying amounts of accounts receivable included in the balance sheet represent the Company's exposure to credit risk in relation to its financial assets. No other financial assets carry a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer's financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded Management's estimates.

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secure due to the state policy of protecting depositors’ interests. The PRC promulgated a new Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recently Announced Accounting Standards – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update requires companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 became effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU 2013-11 when required in the first quarter of 2014. The Company does not believe the impact of ASU 2013-11 will have a material effect on the Company’s consolidated financial statements or on its financial condition.

ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, permits, but does not require, an entity to conduct an initial qualitative assessment to determine whether it is more likely than not that a non-goodwill indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required (i.e., comparing the asset's fair value with its carrying amount). This new standard was adopted by the Company on September 30, 2012 and had no significant effect on the accompanying consolidated financial statements.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requires disclosures about assets and liabilities that are offset or have the potential to be offset. This new guidance was effective for reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

NOTE 2 – PRODUCT RECALL

In March 2013, the China Food and Drug Administration (“CFDA”) issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent China and international research materials, which found that the risks of side effects to the nervous system and the cardiovascular system from Buflomedil have surpassed its clinical treatment benefits. The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil-related products.

Pursuant to the CFDA Notice, the Company ceased the production and sale of Buflomedil-based products and ceased all promotional and marketing activities for Buflomedil-based products. Furthermore, the Company recognized an inventory obsolescence allowance of approximately $3.7 million for Buflomedil-related raw materials and finished goods inventory. This was recorded as inventory obsolescence on the accompanying statement of operations for the year ended December 31, 2013.

In addition, the Company recalled Buflomedil-based products from the market. The Company authorized the return of its previously sold Buflomedil-related products through April 30, 2013. The loss from the refunds to customers was $27,507 and was recognized as a reduction of revenues for the year ended December 31, 2013. Under CFDA regulatory provisions, the CFDA notice does not impose legal liability to the manufacturers of Buflomedil as long as they act pursuant to the CFDA Notice to cease the production, sale and use of Buflomedil and destroy such finished goods immediately.

Pursuant to the CFDA Notice, the CFDA revoked the production licenses for Buflomedil-based products. The carrying value of the Company’s Buflomedil-related intangible assets was zero; therefore, no impairment of the Company’s intangible assets was necessary.

NOTE 3 – INVENTORY

Inventory consisted of the following:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012
Raw materials	$28,259,707	$30,198,816
Work in process	853,602	-
Finished goods	3,590,937	7,930,684
	32,704,246	38,129,500
Obsolescence reserve	(8,027,126)	(1,769,984)
Total Inventory	$24,677,120	$36,359,516

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2013	2012
Permit of land use	$460,964	$447,013
Building	2,494,623	2,419,125
Plant, machinery and equipment	6,671,620	6,381,209
Motor vehicle	151,670	147,080
Office equipment	229,210	222,273
Construction in progress	25,497,600	3,688,567
Total	35,505,687	13,305,267
Less: accumulated depreciation	(5,264,350)	(4,273,373)
Property and Equipment, net	$30,241,337	$9,031,894

Construction in progress consists primarily of the construction of a new production facility, the acquisition of related equipment and capitalized interest during the construction period. Once the machinery is in production and the facility is in use, construction in progress is moved into plant, machinery and equipment and depreciated. A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Years
	Ended December 31,
	2013	2012
Total interest cost incurred	$583,400	$308,375
Interest cost capitalized	234,704	-
Interest expense	$348,696	$308,375

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2013 and 2012, depreciation expense was $846,512 and $851,047, respectively.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA. The Company did not obtain CFDA production approval for any medical formula during the year ended December 31, 2013 and no costs were reclassified from advances to intangible assets in 2013. During the year ended December 31, 2012, the Company received production approval from the CFDA for one medical formula and reclassified $507,174 from advances to intangible assets. The new medical formula is being amortized from the date CFDA approval was received over its estimated useful life of thirteen years and is not expected to have a residual value at the end of its useful life.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $766,318 and $611,724 for the years ended December 31, 2013 and 2012, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. As a result of the evaluations, the Company determined that it is not likely that the carrying value of two medical formulas will be realized from future cash flows due to the failure to meet certain enhanced technical criteria for one formula and from pricing pressures on the other one. As a result, impairment losses relating to those intangible assets were $593,095 for the year ended December 31, 2012. No impairment losses were recognized during the year ended December 31, 2013.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	December 31,
	2013	2012
Gross carrying amount	$5,524,785	$5,357,580
Accumulated amortization	(3,812,992)	(2,944,726)
Net carrying amount	$1,711,793	$2,412,854

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2014	$ 515,810
2015	452,229
2016	284,292
2017	152,841
2018	46,390
Thereafter	260,231
Total	$ 1,711,793

NOTE 6 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, it has entered into contracts with independent laboratories and others for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas at the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. The Company received the title to two patents that relate to medical formulas currently in the CFDA approval process at December 31, 2013. The related patents have not expired.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Prior to entering into the contracts, the laboratories typically have completed all required research and development to determine the medical formula for and the method of production of the generic medicine. The application to the CFDA for production approval must be made by the production facility that will produce the related product. As a result, a contract typically provides that the Company buys the medical formula from the laboratory and the laboratory is required to assist the Company in applying for and obtaining the production approval from the CFDA.

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally require three to five years to complete. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After the clinical study is completed, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain CFDA approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts.

Under the terms of the contracts, the laboratories are required to assist the Company in obtaining production approval for the medical formulas from the CFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the CFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the CFDA are recorded as advances for purchases of intangible assets.

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

At December 31, 2013, the Company was obligated to pay laboratories and others approximately $5,466,000 upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and December 31, 2012, a member of the Company’s board of directors advanced the Company $0 and $493,004, respectively. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $13,545 and $9,942 was recognized for the years ended December 31, 2013 and 2012, respectively. Total advances owing to the board member were $1,354,567 as of December 31, 2013 and 2012 and are recorded as other payables – related parties on the accompanying consolidated balance sheets.

NOTE 8 – NOTES PAYABLE

During 2012, the Company had a revolving line of credit with a bank in the amount of RMB 25,000,000 (approximately $3.97 million), with the note payable collateralized by certain land use rights and buildings. The note bore interest at a base rate equal to the PRC’s floating six-month to one year rate of 6.56% plus an additional 15% of the base rate, with a resulting rate of 7.54%. On October 18, 2012, the Company fully paid the amount due of RMB 25,000,000 (approximately $3.97 million) under this line of credit and on October 26, 2012, it matured and was not renewed.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On October 30, 2012, the Company entered into a revolving line of credit with another bank in the amount of RMB 30,000,000. The related note payable bore interest at an annual rate of 6.90% (based upon 115% of the PRC government’s current short term rate of 6.00%). Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable. On November 1, 2013 the Company entered into a new revolving line of credit for the same amount with the same bank.  Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.6% (based upon 110% of the PRC government’s current short term rate of 6.00%).  In addition, the Company’s Chief Executive Officer and Chair of the board of directors personally guaranteed the new line of credit.

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of December 31, 2013 and 2012 ($4,909,662 as of December 31, 2013 and $4,761,073 as of December 31, 2012).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheets at December 31, 2013 and 2012.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding at December 31, 2013 and 2012 approximated their fair value because of the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 9 – CONSTRUCTION LOAN FACILITY

The Company drew down an aggregate of $12,484,183 as of December 31, 2013 from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility amount is RMB 80,000,000 (approximately $13 million) and is from the same bank that currently provides the line of credit as discussed in Note 8.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipments and machinery. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in annual installments over the next six years through July 11, 2021. At December 31, 2013, the total amount available to draw by the Company is approximately $0.6 million. The Company is required to draw down the entire loan amount by December 31, 2014.

Principal payments required for the next five years as of December 31, 2013 are as follows:

Year	Amount
2014	$-
2015	1,636,554
2016	1,636,554
2017	2,454,831
2018	2,454,831
Thereafter	4,301,413
$12,484,183

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2013 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 10 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $94.0 million at December 31, 2013. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2013, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2010 through December 31, 2013 and the Chinese income tax return for the year ended December 31, 2013 are open for possible examination.

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law (EIT Law) and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. In 2013, the Company again applied for and received the same favorable tax rate for 2014 to 2016.  Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2014	15%
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012
Current	$-	$1,414,171
Deferred	1,061,413	(430,250)
Total income tax expense	$1,061,413	$983,921

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended December 31,
	2013	2012
(Benefit) tax at statutory rate of 25%	$(4,736,660)	$1,400,395
Stock based compensation from current and prior years	8,534	149,644
Effect of tax holiday	1,834,517	(655,947)
Other, primarily the difference in U.S. tax rates	-	(70,471)
Change in valuation allowance	3,955,022	160,300
Income tax expense	$1,061,413	$983,921

The effect of the tax holiday amounted to a change in the tax expense (benefit) of $1,834,517 and ($655,947) for the years ended December 31, 2013 and 2012, which was equivalent to basic and diluted (loss) earnings per share of ($0.04) and $0.02 per share for the years ended December 31, 2013 and 2012, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2013	2012
Deferred income tax assets:
Allowance for doubtful trade receivables	$1,995,243	$664,492
Allowance for doubtful other receivables	6,460	7,482
Inventory obsolescence reserve	1,501,687	265,498
Expenses not deductible in current year	31,143	30,200
Share based compensation	-	45,777
PRC net operating loss carry forward	328,643	-
U.S. net operating loss carry forward	1,052,784	905,669
Total deferred income tax assets	4,915,960	1,919,118
Valuation allowance	(4,915,960)	(951,447)
Net deferred income tax asset	$-	$967,671
Deferred income tax liability:
Intangible assets	$176,414	$95,963

At December 31, 2013 the Company has net operating loss carryforwards for PRC tax purposes of approximately $6.8 million which are available to offset any future taxable income through 2018. The Company also has net operating losses for United States federal income tax purposes of approximately $3.1 million which are available to offset future taxable income, if any, through 2033.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of December 31, 2013 and 2012.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $4,915,960 and $951,447 as of December 31, 2013 and 2012, respectively.

The Company has also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.  During 2012, the Company received an incentive payment from the tax authority of the Hainan provincial government in the PRC totaling $141,987, which has been recorded as government subsidy income on the accompanying statements of operations and comprehensive income for the years ended December 31, 2012.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker’s acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of December 31, 2013 and 2012:

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$336,003	$-	$336,003	$-
Total	$336,003	$-	$336,003	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2012	Level 1	Level 2	Level 3
Banker's acceptance notes	$101,570	$-	$101,570	$-
Total	$101,570	$-	$101,570	$-

NOTE 12 - STOCKHOLDERS' EQUITY

On December 31, 2012, the domicile of China Pharma Holdings, Inc. was changed from the State of Delaware to the State of Nevada through a merger of the Delaware corporation with and into its newly set-up Nevada subsidiary, with the Nevada subsidiary being the surviving corporation. Each share of common stock, warrant and stock option outstanding on the merger date was automatically converted into a share of common stock, warrant or stock option of the Nevada corporation.

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of December 31, 2012, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expired on May 16, 2013. At December 31, 2013, the Company had no warrants outstanding.

Employee Stock Options

2010 Incentive Plan

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved the Company’s 2010 Incentive Plan, which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through December 31, 2013, there were 175,000 shares of restricted stock granted and outstanding under the 2010 Incentive Plan.  No options were outstanding as of December 31, 2013 under the 2010 Incentive Plan.

There were no securities issued from the 2010 Incentive Plan during the year ended December 31, 2013.

On May 25, 2011 the Company issued two-year options to purchase a total of 100,000 shares of its common stock under the 2010 Incentive Plan to its Chief Executive Officer and its former Chief Financial Officer. The Company’s Chief Executive Officer was granted non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, the closing price of the Company’s common stock on the day prior to the day of grant, expiring on May 25, 2013, of which 25,000 shares vested on May 25, 2012 and 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria. The vested options expired unexercised.  The Company also granted its former Chief Financial Officer non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.54 per share, expiring on April 28, 2013, of which 25,000 shares vested on April 28, 2012 and 25,000 shares were to vest on the three-month anniversary of the achievement of certain performance-based vesting criteria. The performance based vesting criteria were not met and the options issued to the Chief Executive Officer and the former Chief Financial Officer subject to performance-based vesting were forfeited.

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

In addition, on May 25, 2011 the Company granted a total of 125,000 shares of restricted common stock under the 2010 Incentive Plan to its Chief Executive Officer and its former Chief Financial Officer valued at $317,500 based on the closing market price on the date of grant of $2.54 per share. Specifically, the Company granted 75,000 shares of restricted stock to its Chief Executive Officer, of which 50,000 shares vested on May 25, 2012, and 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria, and the Company granted 50,000 shares of restricted stock to its former Chief Financial Officer, of which 25,000 shares vested on April 28, 2012 and 25,000 shares were to vest on the six-month anniversary of the achievement of certain performance-based vesting criteria. The performance criterion was not met and the performance-based shares were forfeited during the year ended December 31, 2012. The share-based compensation related to the fixed share awards was recognized over the period the shares vested.

Effective April 28, 2012, the Company and Frank Waung, its former Chief Financial Officer, entered into an Amendment Agreement to Non-Qualified Stock Option Agreements to amend the terms of the equity awards previously granted to Mr. Waung in conjunction with the termination of his employment agreement with the Company effective April 29, 2012.  The effect of the amendment was to terminate a total of 185,000 of Mr. Waung’s vested but unexercised options immediately on April 28, 2012 as opposed to 90 days after his employment termination date. Effective the same date, the Company awarded 100,000 shares of common stock to Mr. Waung under the 2010 Incentive Plan for his previous service to the Company.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

In addition, on April 28, 2012 a total of 25,000 options to purchase common stock granted under the 2010 Incentive Plan with an exercise price of $2.54 per share and 50,000 options under the prior plan with an exercise price of $2.75 per share were forfeited. On April 28, 2012 and May 25, 2012, a total of 50,000 shares of common stock granted under the 2010 Incentive Plan failed to vest and were forfeited.

The Company recognized $0 and $141,721 of compensation expense during the years ended December 31, 2013 and 2012, respectively, as general and administrative expenses related to the awards of common shares and grants and modifications of stock options. The total income tax benefit recognized from the related stock-based compensation was $0 and $35,430 for the years ended December 31, 2013 and 2012, respectively.

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

A summary of stock option activity as of December 31, 2013, and changes during the year then ended is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2012	25,000	$2.54	0.40
Forfeited	(25,000)	2.54
Expired	-	-
Outstanding at December 31, 2013	-	$-	-	$-
Exercisable at December 31, 2013	-	$-	-	$-

At December 31, 2013, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments – The Company entered into purchase and construction agreements during the year ended December 31, 2013 in connection with the construction of a new facility and required manufacturing improvements.  Under these agreements, the Company made payments in the amount of $25,474,525 during the year ended December 31, 2013. These payments are classified as construction in progress on the accompanying balance sheet at December 31, 2013.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 14 – CONCENTRATIONS

For the year ended December 31, 2013, no customer accounted for more than 10% of sales and one supplier accounted for 18.7% of raw material purchases. At December 31, 2013, two customers accounted for 14.5% and 11.2% of accounts receivable.

For the year ended December 31, 2012, no customer accounted for more than 10% of sales or ending accounts receivable.  Two suppliers accounted for 12.1% and 10.3% of raw material purchases, respectively.

NOTE 15 – SUBSEQUENT EVENTS

As of January 1, 2014, the Company suspended production at its old facility of its dry powder injectable and liquid injectable product lines due to the failure to meet the new GMP upgrading deadline for the production of injectable products. In anticipation that this shut-down will affect its sales in 2014, the Company has gradually increased inventory levels of certain products in order to support the sales demand for these products. The Company plans to start upgrading these two production lines at its old production facility once its new GMP facility starts production.