Form 10-Q
period 2014-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2014-05-15
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of May 12, 2014.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,291,959	$5,993,139
Banker's acceptances	64,474	336,003
Trade accounts receivable, less allowance for doubtful
accounts of $16,468,452 and $13,301,622, respectively	42,338,373	45,147,602
Other receivables, less allowance for doubtful
accounts of $47,973 and $43,064, respectively	203,304	175,739
Advances to suppliers	7,083,626	7,626,716
Inventory, less allowance for obsolescence
of $7,960,027 and $8,027,126, respectively	22,894,014	24,677,120
Total Current Assets	77,875,750	83,956,319

Advances for purchases of intangible assets	41,352,971	41,701,505
Property and equipment, net of accumulated depreciation of
$5,420,743 and $5,264,350, respectively	33,515,040	30,241,337
Intangible assets, net of accumulated amortization of
$3,877,440 and $3,812,992, respectively	1,601,170	1,711,793
TOTAL ASSETS	$154,344,931	$157,610,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,181,848	$1,877,437
Accrued expenses	287,581	323,651
Other payables	1,253,823	1,312,361
Advances from customers	1,782,371	2,228,238
Other payables - related parties	1,354,567	1,354,567
Short-term notes payable	4,868,628	4,909,662
Total Current Liabilities	11,728,818	12,005,916
Non-current Liabilities:
Construction loan facility	12,983,008	12,484,183
Long-term deferred tax liability	194,141	176,414
Total Liabilities	24,905,967	24,666,513
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	86,505,783	88,896,276
Accumulated other comprehensive income	19,299,397	20,414,381
Total Stockholders' Equity	129,438,964	132,944,441
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$154,344,931	$157,610,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)
	For the Three Months
	Ended March 31,
	2014	2013
Revenue	$7,105,515	$8,249,387
Cost of revenue	4,445,129	6,125,400
Inventory obsolescence	-	3,692,895

Gross profit (loss)	2,660,386	(1,568,908)

Operating expenses:
Selling expenses	820,405	812,054
General and administrative expenses	423,927	573,012
Research and development expenses	444,407	166,415
Bad debt expense (benefit)	3,308,129	(119,930)
Total operating expenses	4,996,868	1,431,551

Loss from operations	(2,336,482)	(3,000,459)

Other income (expense):
Interest income	21,783	1,586
Interest expense	(56,447)	(82,445)
Net other expense	(34,664)	(80,859)

Loss before income taxes	(2,371,146)	(3,081,318)
Income tax (expense) benefit	(19,347)	269,011
Net loss	(2,390,493)	(2,812,307)
Other comprehensive income - foreign currency
translation adjustment	(1,114,984)	819,767
Comprehensive (loss) income	$(3,505,477)	$(1,992,540)
Loss per share:
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,390,493)	$(2,812,307)
Depreciation and amortization	298,955	350,468
Bad debt expense	3,308,129	(119,930)
Deferred income taxes	19,347	31,761
Inventory obsolescence reserve	-	3,692,895
Changes in assets and liabilities:
Trade accounts receivable	(1,502,564)	589,186
Other receivables	(29,253)	(173,763)
Advances to suppliers	482,976	(276,405)
Inventory	2,504,292	1,890,843
Trade accounts payable	321,134	122,430
Accrued taxes payable	(24,759)	(1,922,780)
Other payables and accrued expenses	(66,326)	(44,231)
Advances from customers	(430,479)	(220,418)
Net Cash Provided by Operating Activities	2,490,959	1,107,749

Cash Flows from Investing Activities:
Purchases of property and equipment and
construction in process	(3,753,668)	(404,365)
Net Cash Used in Investing Activities	(3,753,668)	(404,365)

Cash Flows from Financing Activities:
Proceeds from construction term loan	607,733	-
Net Cash Provided by Financing Activity	607,733	-

Effect of Exchange Rate Changes on Cash	(46,204)	17,376
Net (Decrease) Increase in Cash and Cash Equivalents	(701,180)	720,760
Cash and Cash Equivalents at Beginning of Period	5,993,139	4,029,708
Cash and Cash Equivalents at End of Period	$5,291,959	$4,750,468

Supplemental Cash Flow Information:
Cash paid for interest	$276,215	$111,346
Cash paid for income taxes	-	1,593,510

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$1,382	$151,064
Accounts receivable collected with banker's acceptances	644,740	3,366,655
Inventory purchased with banker's acceptances	915,495	2,289,690

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

Reclassification - The Company has made certain reclassifications to the condensed consolidated statement of operations and cash flows for the three months ended March 31, 2013 to conform to the presentation for the three months ended March 31, 2014. These reclassifications had no effect on the condensed consolidated balance sheets, results of operations or cash flows as of or for the three months ended March 31, 2013.

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 20, 2014.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months
	Ended March 31,
	2014	2013
Net loss	$(2,390,493)	$(2,812,307)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.05)	$(0.06)
Diluted loss per share	$(0.05)	$(0.06)

The following potential common shares were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive:

	For the Three Months
	Ended March 31,
	2014	2013
Warrants with exercise prices of $3.00 to $3.80 per share	-	150,000
Options with an exercise price of $2.54 to $3.47 per share	-	25,000
Total	-	175,000

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$24,661,139	$28,259,707
Work in process	2,752,792	853,602
Finished goods	3,440,120	3,590,937
	30,854,051	32,704,246
Obsolescence reserve	(7,960,037)	(8,027,126)
Total Inventory	$22,894,014	$24,677,120

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2014	2013
Permit of land use	$457,111	$460,964
Building	2,473,773	2,494,623
Plant, machinery and equipment	6,609,282	6,671,620
Motor vehicle	150,403	151,670
Office equipment	235,371	229,210
Construction in progress	29,009,843	25,497,600
Total	38,935,783	35,505,687
Less: accumulated depreciation	(5,420,743)	(5,264,350)
Property and Equipment, net	$33,515,040	$30,241,337

Construction in progress consists primarily of the construction of a new production facility and the acquisition of related equipment and capitalized interest during the construction period.  A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months
	Ended March 31,
	2014	2013
Total interest cost incurred	$276,215	$82,445
Interest cost capitalized	219,768	-
Interest expense	$56,447	$82,445

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the three months ended March 31, 2014 and 2013, depreciation expense was $201,909 and $214,406, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”) in China. During the three months ended March 31, 2014, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the three months ended March 31, 2014 and 2013, amortization expense relating to intangible assets was $97,046 and $136,062, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the three months ended March 31, 2014 or 2013.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014 and December 31, 2013, intangible assets consisted solely of CFDA approved medical formulas as follows:

	March 31,	December 31,
	2014	2013
Gross carrying amount	$5,478,610	$5,524,785
Accumulated amortization	(3,877,440)	(3,812,992)
Net carrying amount	$1,601,170	$1,711,793

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, it has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas as of the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently in the CFDA approval process also come with patents. As of March 31, 2014, the Company had received the title to two unexpired patents that relate to medical formulas currently in the CFDA approval process.

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

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally require three to five years to complete. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After the clinical study is completed, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain CFDA approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can produce and sell the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the dates of the medical formula contracts. However, the actual time needed could be even longer due to the improved criteria in the drug registration process.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014, the Company was obligated to pay laboratories and others approximately $5.42 million upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

Total advances owing to the board member were $1,354,567 as of March 31, 2014 and December 31, 2013 and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $3,386 and $3,386 was recognized for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7 – NOTES PAYABLE

On November 1, 2013 the Company entered into a revolving line of credit with a bank in the amount of RMB 30,000,000. Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.6% (based upon 110% of the PRC government’s current short term rate of 6.00%). The Company’s Chief Executive Officer and Chair of the board of directors personally guaranteed the line of credit.

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of March 31, 2014 and December 31, 2013 ($4,868,628 as of March 31, 2014 and $4,909,662 as of December 31, 2013).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company had drawn down an aggregate of $12,983,008, which represented the total loan facility amount of RMB 80,000,000 from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in annual installments over the next six years through July 11, 2021. At March 31, 2014, the Company had no additional amounts available to it under this facility.

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of March 31, 2014 and December 31, 2013 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $91.7 million at March 31, 2014. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2014	15%
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2014	2013
Current	$-	$-
Deferred	19,347	(269,011)
Total income tax expense (benefit)	$19,347	$(269,011)

During the three months ended March 31, 2014, the Company utilized approximately $0.9 million of the net operating loss available to it for PRC tax purposes. The Company has remaining net operating loss carryforwards for PRC tax purposes of approximately $5.9 million at March 31, 2014 which is available to offset future taxable income through 2018.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of March 31, 2014 and December 31, 2013.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $4,187,461 and $4,915,960 as of March 31, 2014 and December 31, 2013, respectively.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at
		Reporting Date Using
Description	March 31, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$64,474	$-	$64,474	$-
Total	$64,474	$-	$64,474	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$336,003	$-	$336,003	$-
Total	$336,003	$-	$336,003	$-

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board of Directors.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved the Company’s 2010 Incentive Plan (the “Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2014, there were 175,000 shares of restricted stock granted and outstanding under the Plan.

There were no securities issued from the Plan during the three months ended March 31, 2014 and at March 31, 2014 there was no unrecognized compensation expense related securities granted.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – CONCENTRATIONS

At March 31, 2014, one customer accounted for 14.6% of accounts receivable.  At December 31, 2013, two customers accounted for 14.5% and 11.2% of accounts receivable.

For the three months ended March 31, 2014, one customer accounted for 16.6% of sales. For the three months ended March 31, 2013, no customer accounted for more than 10% of sales.

For the three months ended March 31, 2014 and 2013, purchases from one supplier accounted for 37.5% and 34.0% of raw material purchases, respectively.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report and some of which are discussed in our other periodic filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Business Overview & Recent Developments

The Chinese Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectable and dry powder injectable product lines were to be accomplished by the end of 2013. As of January 1, 2014, we had suspended such two production lines due to the failure to meet the GMP upgrading deadline. However, construction of the main building has been completed, and two new sterilization production lines have been installed, and are in testing and commissioning. We intend to submit the application for new GMP certificate in June 2014. We believe that the GMP upgrading will be accomplished in good quality and expect the new GMP certificate to be issued in approximately three to six months from our submission of the application.

Once our new facility receives a new GMP certificate and initiates production, we will begin upgrading our current existing old sterilization facility to meet new GMP standards and therefore expand our capacity in this product category.

The products in our pipeline have experienced delays. The CFDA has been improving its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all the pharmaceutical products including all of our product types. We commenced leading formulation screening, new technology exploration and technical criteria improvement activities in 2013. We expect this new model will improve our exploration channels for the pipeline products.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

In the three months ended March 31, 2014, we continued to execute our prudent marketing strategy to implement a more stringent screening of existing and potential distributors and hospital customers in terms of speed of payment in order to gradually improve our trade turnover, especially in terms of the collection of our accounts receivable. This strategy temporarily impacts our sales in the current period by limiting our credit sales.

Market Trends

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. The Chinese pharmaceutical market reached CNY 926.1 billion in 2012 according to "Medicine Blue Book: China Pharmaceutical Market Report (2012)" (the “Blue Book”)published by the Chinese Academy of Social Sciences (CASS) on December 28, 2012. The compound growth rate of China's pharmaceutical market was over 20% from 2005 to 2010 and the Blue Book forecasts that it will continue its rapid expansion at an average rate of 12% from 2013 to 2020. The Blue Book pointed out that the Chinese pharmaceutical market is showing features of rapid expansion, fierce competition, low concentration, and is greatly influenced by government policies. The Blue Book further mentioned that the pharmaceutical market expansion was supported by increased demand for medicine associated with population aging, improved social welfare and residents’ enhanced purchasing power along with economic development.

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

Results of Operations for the Three Months Ended March 31, 2014

China provides a unique opportunity to its pharmaceutical industry; however, real challenges remain: from compulsory GMP upgrading requirements and rising pricing pressure to extended regulatory review time for new medical production applications. Each of these challenges impacted our performance negatively in this period, causing us to experience a significant, but declining decrease in our financial results due to lower sales, increased costs related to new product development and continued challenges with the collection of accounts receivable prior to mandatory price reductions imposed by Healthcare Reform.

Net loss for the three months ended March 31, 2014 was $2.4 million, compared to net loss of $2.8 million for the three months ended March 31, 2013. Our net loss for the three months ended March 31, 2014 was mainly due to decrease in revenue, and increase in bad debt expense. This was partially offset by increases in gross profit due to higher margins, and there was no expense related to inventory obsolescence during the three months ended March 31, 2014.

Revenue

Revenue decreased by 14% to $7.1 million for the three months ended March 31, 2014, as compared to $8.2 million for the three months ended March 31, 2013. The decrease in revenue slowed down compared to the prior quarters.

We suspended production of our dry powder injectable and liquid injectable products at our two old production lines as of January 1, 2014 due to the failure to meet the GMP upgrading deadline. In anticipation that this shutdown will affect our sales in 2014, we have gradually increased inventory levels of certain products in advance in order to support the sales demand for these products. We plan to start the upgrading of these two production lines once our new GMP facility starts operations.

Set forth below are our revenues by product category in millions USD for the three months ended March 31, 2014 and 2013:

Product Category	Three Months Ended March 31		Net Change	% Change
	2014	2013
Anti-Viro/ Infection & Respiratory	$5.0	$4.6	$0.4	8%
CNS Cerebral & Cardio Vascular	$0.9	$2.1	($1.2)	-57%
Digestive Diseases	$0.3	$0.8	($0.5)	-64%
Other	$0.9	$0.7	$0.2	35%

“Anti-Viro / Infection & Respiratory” category increased by $0.4 million to $5 million in the first quarter in 2014 compared to $4.6 million in the same period in 2013, which was mainly due to the sales increase of Cefaclor, which were affected primarily by market demand volatility.

The most significant revenue decrease in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular” product category, which generated $0.9 million in sales revenue in the first quarter in 2014 compared to $2.1 million in the same period a year ago, a decrease of $1.2 million. The three months ended March 31, 2013 included sales of Buflomedil, sales of which were terminated in March of 2013 due to the CFDA notice for the termination of the production, sale and use of Buflomedil. The decrease in this category for the three months ended March 31, 2014 is primarily due to our termination of this product during the prior year comparable quarter.

Sales of the “Digestive Diseases” decreased by $0.5 million to $0.3 million in the first quarter in 2014 compared to $0.8 million in the same period in 2013, which was mainly due to the decrease in sales of Compound Ammonium Glycyrrhetate S and Tiopronin, which were affected primarily by market demand volatility.

Our “Other” category generated $0.9 million of sales in the first quarter in 2014, compared to $0.7 million in the same period last year, or an increase of $0.2 million.

In the three months ended March 31, 2014, revenue breakdown by product category showed some changes. Sales of the “Anti-Viro / Infection & Respiratory” products category represented 70% of total sales in the three months ended March 31, 2014, compared to 56% in the same period last year. The “CNS, Cerebral & Cardio Vascular” category represented 13% of total revenue in the three months ended March 31, 2014 and 26% in the same period last year. The “Digestive Diseases” category represented 4% of total revenue in three months ended March 31, 2014, compared to 10% in the same period last year.  The “Other” category represented 13% and 10% of revenues in three months ended March 31, 2014 and 2013, respectively.

Cost of Revenue

For the three months ended March 31, 2014, our cost of revenue was $4.4 million, or 63% of total revenue, which represented a decrease of $1.7 million from $6.1 million, or 74% of total revenue, in the first quarter of 2013.  The decrease in cost of revenue in the first quarter of 2014 was mainly due to the decrease in purchasing prices of certain raw materials due to market fluctuation.

Inventory Obsolescence

There was no inventory obsolescence for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recorded $3.7 million of inventory obsolescence related to the discontinuation of Buflomedil production and sales pursuant to the prior year’s CFDA notice.

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended March 31, 2014 was $2.7 million, an increase of $4.2 million, from gross loss of $1.6 million in the same period of 2013. Our gross profit margin in the first quarter of 2014 was 37% compared to gross loss margin of 19% in the same period 2013. The increase in gross margin was mainly due to the lack of inventory obsolescence in the first quarter 2014, decrease in purchasing prices of certain raw materials and increase in selling prices of certain products due to market fluctuation in this period. Going forward, we expect to see continued pricing pressures on most products, while new products could help to support overall gross margin once they are launched. We launched Candesartan in November, 2013 and started its marketing activities.

Selling Expenses

Our selling expenses for the three months ended March 31, 2014 were $0.8 million, consistent with the $0.8 million in the same period last year. Selling expenses accounted for 12% of the total revenue in the first quarter 2014 compared to 10% in the same period in 2013. Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still require comparable personnel and expenses to support our revenue and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2014 were $0.4 million, a decrease of $0.2 million from $0.6 million in the same period 2013. General and administrative expenses accounted for 6% and 7% of our total revenues in the three months ended March 31, 2014 and 2013, respectively.

Research and Development Expense

Our research and development expenses for the three months ended March 31, 2014 and 2013 were $0.4 million and $0.2 million, respectively. The increase in research and development expense was mainly due to  our continued efforts to take a dominant position in the research activities relating to formulation screening, new technology exploration and technical criteria improvement.

Bad Debt Expense (Benefit)

Our bad debt expenses for the three months ended March 31, 2014 were $3.3 million, and bad debt benefit was $0.1 million in the same period in 2013. The increase in bad debt expenses was mainly due to the increase in the accounts receivable with older age.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $39.5 million and $40.1 million as of March 31, 2014 and December 31, 2013, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
1 - 90 Days	6.8%	8.0%
90 - 180 Days	6.0%	7.4%
180 - 360 Days	14.0%	23.3%
360 - 720 Days	51.4%	61.3%
> 720 Days	21.8%	0.0%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $16.5 million and $13.3 million as of March 31, 2014 and December 31, 2013, respectively. The changes in the allowance for doubtful accounts during the three months ended March 31, 2014 and 2013 were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Balance, Beginning of Period	$13,301,622	$4,429,945
Bad debt expense (benefit)	3,308,129	(119,930)
Foreign currency translation adjustment	(141,299)	23,396
Balance, End of Period	$16,468,452	$4,333,411

Loss from Operations

Our operating loss for the three months ended March 31, 2014 was $2.3 million, compared to operating loss of $3.0 million in the same period in 2013. The decrease of the operating loss was the primarily due to the inventory obsolescence recognized  for the three months ended March 31, 2013, and the bad debt expense recognized for the three months ended March 31, 2014. This was partially offset by increases in gross profit due to overall higher margins during the three months ended March 31, 2014.

Income Tax Expense (Benefit)

For the three months ended March 31, 2014 and 2013, our income tax rate was 15%. Income tax benefit was $0.2 million for the three months ended March 31, 2014, and income tax expense was $0.3 million for the three months ended March 31, 2013. The income taxes recognized for the three months ended March 31, 2014 and 2013 were related to changes in deferred tax assets and liabilities. We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net loss for three months ended March 31, 2014 was $2.4 million, compared to net loss of $2.8 million in the same period in 2013. The decrease of the net loss was primarily due to the inventory obsolescence recognized  for the three months ended March 31, 2013, and the bad debt expense recognized for the three months ended March 31, 2014. This was partially offset by increases in gross profit due to overall higher margins during the three months ended March 31, 2014.

For the three months ended March 31, 2014, loss per basic and diluted common share was $0.05, compared to loss per basic and diluted share of $0.06 for the same period in 2013.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $5.3 million, which represents 3% of our total assets as of March 31, 2014, as compared to $6.0 million, which represents 4% of our total assets as of December 31, 2013.  All of the $5.3 million of cash and cash equivalents at March 31, 2014 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of March 31, 2014, we had a principal balance of $4.9 million in short-term bank loans. In addition, we entered into an eight-year construction loan facility with a bank on June 21, 2013.  The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014.  The cash flow generated from operating activities is being used to fund the construction of our GMP upgrading project.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $2.5 million in the three months ended March 31, 2014 compared to $1.1 million for the same period in 2013. The decrease was mostly due to the decrease in inventory for the comparable periods.

At March 31, 2014, our accounts receivable was $42.3 million, a decrease of $2.8 million from $45.1 million at December 31, 2013. Our receivables decreased due to our enhanced collection efforts as well as the increased allowance for doubtful accounts at March 31, 2014 compared to December 31, 2013.

At March 31, 2014, total inventory was $22.9 million, a decrease of $1.8 million from $24.7 million at December 31, 2013. This decrease was mainly due to decreased purchases of raw materials for injectable products.

Investing Activities

During the three months ended March 31, 2014, net cash used in investing activities was $3.8 million, compared to $0.4 million for the same period in 2013.  The investment spending in the first quarter in 2014 was mainly for the GMP upgrading related construction and equipment.

Financing Activities

There was $0.6 million cash flow provided from financing activities in the three months ended March 31, 2014 and there were no financing activities for the same period in 2013.  The financing activities that occurred in 2014 were related to the construction loan facility described under the first paragraph under this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of March 31, 2014 and December 31, 2013 and 2012, the net assets of Helpson were $124,226,000 and $127,626,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) at March 31, 2014 and December 31, 2013, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 6.6% and 6.4%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2014.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Commitments

At March 31, 2014 we were obligated to pay laboratories and others approximately $5.42 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 15, 2014	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: May 15, 2014	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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