Form 10-Q
period 2014-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2014-08-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  43,579,557 shares of Common Stock, $.001 par value, were outstanding as of August 11, 2014.

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

The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,425,744	$5,993,139
Banker's acceptances	92,832	336,003
Trade accounts receivable, less allowance for doubtful
accounts of $24,499,361 and $13,301,622, respectively	35,904,934	45,147,602
Other receivables, less allowance for doubtful
accounts of $60,083 and $43,064, respectively	482,862	175,739
Advances to suppliers	7,142,290	7,626,716
Inventory, less allowance for obsolescence
of $7,968,701 and $8,027,126, respectively	20,960,894	24,677,120
Total Current Assets	69,009,556	83,956,319

Advances for purchases of intangible assets	41,397,984	41,701,505
Property and equipment, net of accumulated depreciation of
$5,628,507 and $5,264,350, respectively	34,115,618	30,241,337
Intangible assets, net of accumulated amortization of
$3,978,083 and $3,812,992, respectively	1,506,490	1,711,793
TOTAL ASSETS	$146,029,648	$157,610,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,541,166	$1,877,437
Accrued expenses	293,539	323,651
Other payables	1,179,720	1,312,361
Advances from customers	1,626,334	2,228,238
Other payables - related parties	1,354,567	1,354,567
Short-term notes payable	4,873,928	4,909,662
Total Current Liabilities	11,869,254	12,005,916
Non-current Liabilities:
Construction loan facility	12,997,141	12,484,183
Long-term deferred tax liability	213,575	176,414
Total Liabilities	25,079,970	24,666,513
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	77,862,833	88,896,276
Accumulated other comprehensive income	19,453,061	20,414,381
Total Stockholders' Equity	120,949,678	132,944,441
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,029,648	$157,610,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenue	$6,130,544	$8,026,325	$13,236,059	$16,275,712
Cost of revenue	3,713,147	5,849,002	8,158,276	11,974,402
Inventory obsolescence	-	27,178	-	3,720,073

Gross profit	2,417,397	2,150,145	5,077,783	581,237

Operating expenses:
Selling expenses	627,442	701,687	1,447,847	1,513,741
General and administrative expenses	382,832	591,251	806,759	1,164,263
Research and development expenses	1,902,027	865,249	2,346,434	1,031,664
Bad debt expense	8,032,315	4,752,733	11,340,444	4,632,803
Total operating expenses	10,944,616	6,910,920	15,941,484	8,342,471

(Loss) income from operations	(8,527,219)	(4,760,775)	(10,863,701)	(7,761,234)

Other income (expense):
Interest income	16,828	1,016	38,611	2,602
Interest expense	(113,363)	(92,049)	(169,810)	(174,494)
Net other income (expense)	(96,535)	(91,033)	(131,199)	(171,892)

(Loss) income before income taxes	(8,623,754)	(4,851,808)	(10,994,900)	(7,933,126)
Income tax benefit (expense)	(19,196)	387,983	(38,543)	656,994
Net (loss) income	(8,642,950)	(4,463,825)	(11,033,443)	(7,276,132)
Other comprehensive income - foreign currency
translation adjustment	153,664	2,218,896	(961,320)	3,038,663
Comprehensive (loss) income	$(8,489,286)	$(2,244,929)	$(11,994,763)	$(4,237,469)
(Loss) earnings per share:
Basic	$(0.20)	$(0.10)	$(0.25)	$(0.17)
Diluted	$(0.20)	$(0.10)	$(0.25)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(11,033,443)	$(7,276,132)
Depreciation and amortization	596,819	697,549
Bad debt expense	11,340,444	4,632,803
Deferred income taxes	38,543	(656,994)
Inventory obsolescence reserve	-	3,720,073
Changes in assets and liabilities:
Trade accounts receivable	(3,398,497)	1,672,236
Other receivables	(309,181)	(468,509)
Advances to suppliers	429,998	(648,436)
Inventory	4,781,501	1,745,256
Trade accounts payable	714,380	1,403,638
Accrued taxes payable	(35,513)	(1,767,344)
Other payables and accrued expenses	(124,072)	(15,103)
Advances from customers	(587,165)	19,003
Net Cash Provided by Operating Activities	2,413,814	3,058,040

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	-	(4,572,982)
Purchases of property and equipment and
construction in process	(4,543,490)	(49,030)
Net Cash Used in Investing Activities	(4,543,490)	(4,622,012)

Cash Flows from Financing Activities:
Proceeds from construction term loan	605,347	-
Net Cash Provided by Financing Activity	605,347	-

Effect of Exchange Rate Changes on Cash	(43,066)	58,787
Net (Decrease) Increase in Cash and Cash Equivalents	(1,567,395)	(1,505,185)
Cash and Cash Equivalents at Beginning of Period	5,993,139	4,029,708
Cash and Cash Equivalents at End of Period	$4,425,744	$2,524,523

Supplemental Cash Flow Information:
Cash paid for interest	$621,841	$167,819
Cash paid for income taxes	-	1,716,064

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$35,275	$153,621
Accounts receivable collected with banker's acceptances	994,624	5,756,309
Inventory purchased with banker's acceptances	1,235,956	2,099,243
Advances for purchases of equipment paid with banker's acceptances	-	2,063,840

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

Reclassification - The Company has made certain reclassifications to the condensed consolidated statement of operations and cash flows for the three and six months ended June 30, 2013 to conform to the presentation for the three and six months ended June 30, 2014. These reclassifications had no effect on the condensed consolidated balance sheets, results of operations or cash flows as of or for the six months ended June 30, 2013.

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net loss	$(8,642,950)	$(4,463,825)	$(11,033,443)	$(7,276,132)
Basic weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Basic loss per share	$(0.20)	$(0.10)	$(0.25)	$(0.17)
Diluted loss per share	$(0.20)	$(0.10)	$(0.25)	$(0.17)

The following potential common shares were not included in the computation of diluted (loss) earnings per share as their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Warrants with exercise prices of $3.00 to $3.80 per share	-	150,000	-	150,000
Options with an exercise price of $2.54 to $3.47 per share	-	50,000	-	50,000
Total	-	200,000	-	200,000

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$24,248,940	$28,259,707
Work in process	1,164,355	853,602
Finished goods	3,516,300	3,590,937
	28,929,595	32,704,246
Obsolescence reserve	(7,968,701)	(8,027,126)
Total Inventory	$20,960,894	$24,677,120

As of June 30, 2014, the entire work-in process inventory includes the raw material and other production costs related to the trial production at the new injectable lines of the new facility. Under the current regulation, the Company is allowed to sell qualified finished goods from trial production once the new production line obtains the new GMP certification. Management estimated this balance to be categorized as qualified finished goods upon obtaining the new GMP certification.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
	2014	2013
Permit of land use	$457,609	$460,964
Building	2,476,466	2,494,623
Plant, machinery and equipment	6,705,795	6,671,620
Motor vehicle	150,567	151,670
Office equipment	238,423	229,210
Construction in progress	29,715,265	25,497,600
Total	39,744,125	35,505,687
Less: accumulated depreciation	(5,628,507)	(5,264,350)
Property and Equipment, net	$34,115,618	$30,241,337

Construction in progress consists primarily of the construction of a new production facility and the acquisition of related equipment and capitalized interest during the construction period.  A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Total interest cost incurred	$345,626	$92,049	$621,841	$174,494
Interest cost capitalized	232,263	-	452,031	-
Interest expense	$113,363	$92,049	$169,810	$174,494

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 35
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the three and six months ended June 30, 2014 and 2013, depreciation expense was $201,580 and $215,962, $403,489 and $430,368 respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”) in China. During the six months ended June 30, 2014, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the three and six months ended June 30, 2014 and 2013, amortization expense relating to intangible assets was $96,284 and $131,119, $193,330 and $267,181, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the six months ended June 30, 2014 or 2013.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2014 and December 31, 2013, intangible assets consisted solely of CFDA approved medical formulas as follows:

	June 30,	December 31,
	2014	2013
Gross carrying amount	$5,484,573	$5,524,785
Accumulated amortization	(3,978,083)	(3,812,992)
Net carrying amount	$1,506,490	$1,711,793

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, it has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas as of the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently in the CFDA approval process also come with patents. As of June 30, 2014, the Company had received the title to two unexpired patents that relate to medical formulas currently in the CFDA approval process.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2014, the Company was obligated to pay laboratories and others approximately $5.42 million upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

Total advances owing to the board member were $1,354,567 as of June 30, 2014 and December 31, 2013 and are recorded as other payables – related parties on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $6,672 and $6,672 was recognized for the six months ended June 30, 2014 and 2013, respectively.

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

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of June 30, 2014 and December 31, 2013 ($4,873,928 as of June 30, 2014 and $4,909,662 as of December 31, 2013).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company had drawn down an aggregate of $12,997,141, which represented the total loan facility amount of RMB 80,000,000 from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in annual installments over the next six years through July 11, 2021. At June 30, 2014, the Company had no additional amounts available to it under this facility.

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of June 30, 2014 and December 31, 2013 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $83.2 million at June 30, 2014. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2014	15%
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current	$-	$-	$-	$-
Deferred	19,196	(387,983)	38,543	(656,994)
Total income tax expense (benefit)	$19,196	$(387,983)	$38,543	$(656,994)

During the six months ended June 30, 2014, the Company utilized approximately $190,000 of the net operating loss available to it for PRC tax purposes. The Company has remaining net operating loss carryforwards for PRC tax purposes of approximately $6.64 million at June 30, 2014 which is available to offset future taxable income through 2018.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of June 30, 2014 and December 31, 2013.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $5,503,381 and $4,915,960 as of June 30, 2014 and December 31, 2013, respectively.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$92,832	$-	$92,832	$-
Total	$92,832	$-	$92,832	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$336,003	$-	$336,003	$-
Total	$336,003	$-	$336,003	$-

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board of Directors.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010 its stockholders approved the Company’s 2010 Incentive Plan (the “Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2014, there were 175,000 shares of restricted stock granted and outstanding under the Plan.

There were no securities issued from the Plan during the six months ended June 30, 2014 and at June 30, 2014 there was no unrecognized compensation expense related to the securities granted.

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

NOTE 13 – CONCENTRATIONS

At June 30, 2014, two customers accounted for 15.5% and 10.6% of accounts receivable.  At December 31, 2013, two customers accounted for 14.5% and 11.2% of accounts receivable.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2014, one customer accounted for 15.9% of sales. For the six months ended June 30, 2013, two customers accounted for 10.3% and 10.2% of sales, respectively.

For the six months ended June 30, 2014 and 2013, purchases from one supplier accounted for 14.4% and 26.9% of raw material purchases, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 18, 2014, the Company’s manufacturing facilities and inventory sustained storm damage from a powerful tropical typhoon that hit Haikou on that date. The Company’s initial estimate of the loss exceeds $3.25 million (RMB20 million). The Company is still in the process of assessing the damage caused by the storm and this estimate may change in the future. The Company expects minor insurance compensation as only the building of new plant was insured and the damage to it was minor. The old plant was restored to the operational mode at the end of July.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview & Recent Developments

The Chinese Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectable and dry powder injectable product lines were required to be completed by the end of 2013. As of January 1, 2014, we had suspended such two production lines due to the failure to meet the GMP upgrading deadline. However, construction of the new main building has been completed, and two new sterilization production lines have been installed, and are in testing and commissioning. We have submitted the application for new GMP certificate at the end of June 2014.  We believe that the GMP upgrading will be accomplished in good quality and expect the new GMP certificate to be issued in approximately three to six months from our submission of the application.

Once our new facility receives new GMP certificate and initiates production, we will begin upgrading our current existing old sterilization facility to meet new GMP standards and therefore expand our capacity in this product category.

The national CFDA staff was originally scheduled for an on-site-review of our new facility and production lines in late July of 2014. The review is a mandatory and major step in order for the new facility and production lines to receive the new GMP certification.  The purpose is to check the compliance status of the new facility and production lines. However, due to a once-in-forty-year 16 grade super typhoon Rammasun hitting Haikou on July 18, 2014, the on-site-review was postponed to mid-August. We have taken emergency measures to restore and recover post-typhoon to be ready for the upcoming CFDA’s on-site-review. This typhoon caused considerable damage to our manufacturing facilities and inventory. Part of the warehouse was flooded; some machinery and equipment were destroyed while the water and electricity supply was suspended for several days causing stoppage to our production activities.

The Company’s initial estimate for loss exceeds $3.25 million (RMB20 million). The Company is still in the process of assessing the damage caused by the typhoon and this estimate may be updated in the future. The Company expects minor insurance compensation as only the new plant building was insured and the damage to it was minor. The old plant has restored to the operational mode at the end of July.

The products in our pipeline have experienced delays. The CFDA has increased the approval criteria and lengthened the process which requires additional supplemental materials and trials, higher cost, and longer approval time for all our products. Started from 2013, we commenced leading formulation screening, new technology exploration and technical criteria improvement activities. We expect this new model will improve our exploration channels for the pipeline products.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

In the three months ended June 30, 2014, we continued to execute our prudent marketing strategy to implement a more stringent screening on existing and potential distributors and hospital customers in terms of the speed of payment in order to gradually improve our trade turnover, especially in terms of the collection of our accounts receivable. This strategy temporarily impacts our sales in the current period by limiting our credit sales.

Market Trends

Chinese pharmaceutical market is showing features of rapid expansion, fierce competition, low concentration, and is greatly influenced by government policies. According to Biao Dian Medical Information Co., Ltd. under the CFDA Southern Institute of Economic Research, the annual growth rate of Chinese healthcare market went beyond 20% during 2009-2011 due to the advancement of Healthcare Reform; however, this rate dropped below 20% in 2012 due to the limiting use of antibiotics and strengthening drug-price-control policies issued that year; and this rate further dropped to 15.64% in 2013 due to the impact of continuous drug-price-control policy, anti-commercial bribery, and the new GMP requirement.

A series of changes in the market position of the different categories of medication occurred along with the changes in disease spectrum and prescription habits: the decrease in the systemic use of anti-infection drugs in hospitals became the most significant trend. The market share of anti-infection drugs decreased to 15.3% in 2013, which represented a decrease of roughly 9% from 24.5% in 2007 per “China Pharmaceutical Market Development Blue Book (2014)" (the “Blue Book”), which was mainly due to a better understanding of antibiotic abuse problems, policy instruction of price cutting in antibiotics, and the release of “Clinical Use of Antibiotics Hierarchical Management Approach”. Meanwhile, the market shares of central nerve system category (CNS) and digestive category increased slightly to 14.5% and 14.1% in 2013 from 13.3% and 12.5% in 2007 per the “Blue Book”. It is notable that Traditional Chinese Medicine (TCM) had better performance compared to chemical medicines in the above two categories, which decelerate the sale increase for the latter. All the changes mentioned above had impacted most of our existing products.

In July 2014, National Health Commission of PRC rearranged “New Rural Cooperative Medical System” (NRCMS) for the year 2014, which stated the key projects this year as follows: improving funding level, promoting insurance for major diseases, adjusting payment policy, and strengthening fund supervision. It clearly stipulated that the NRCMS fund surplus accumulated this year cannot exceed 25% of the total financing. We believe that at least more than RMB13 billion of new funds will be spent in order to achieve this standard, which could effectively mitigate the adversity of "healthcare payment control". This change in industrial environment might bring positive impacts to the collection of our accounts receivables because our government-backed hospital clients could potentially be benefited from such funding from the government.

Results of Operations for the Three Months Ended June 30, 2014

Revenue

Revenue for the three months ended June 30, 2014 was $6.1 million, decreased by 24% from $8.0 million for the three months ended June 30, 2013. This was mainly due to the production suspension of our injectable production lines this year.

We suspended production of our dry powder injectable and liquid injectable products at our two old production lines as of January 1, 2014 due to the failure to meet the GMP upgrading deadline. Expecting that this shutdown would affect our sales in 2014, we had gradually increased inventory levels of certain products in advance in order to support the market demand for these products. We planned to upgrade these two production lines once our GMP facility starts operation.

Set forth below are our revenues by product categories in millions USD for the three months ended June 30, 2014 and 2013:

Product Category	Three Months Ended June 30,		Net Change	% Change
	2014	2013
Anti-Viro/ Infection & Respiratory	$4.18	$4.09	$0.09	2%
CNS Cerebral & Cardio Vascular	$0.99	$1.98	-$0.99	-50%
Digestive Diseases	$0.45	$0.97	-$0.51	-53%
Other	$0.50	$0.97	-$0.46	-48%

“Anti-Viro/ Infection &Respiratory” category increased by $0.09 million to $4.18 million in the second quarter in 2014 compared to $4.09 million in the same period in 2013, which was mainly due to the sales increase in Cefaclor.

The most significant decrease in revenue was in our “CNS Cerebral & Cardio Vascular” product category, which generated $0.99 million in sales revenue in the second quarter of 2014 compared to $1.98million in the same period a year ago, decreased by $0.99 million. This decrease was mainly due to having injectables as the main product in this category. The suspension of injectables production line since the beginning of this year has negatively impacted the sales performance.

Sales of the “Digestive Diseases” decreased by $0.51 million to $0.45 million in the second quarter in 2014 compared to $0.97 million in the same period in 2013, mainly due to the decrease in sales of Compound Ammonium Glycyrrhetate S and Tiopronin, which were affected primarily by market volatility.

Our “Other” category generated $0.5 million of sales in the second quarter in 2014, compared to $0.97 million in the same period last year, or a decrease of $0.46 million. This decrease was mainly due to the decrease in sales of an injectable product Vitamin B6 in this category.

In the three months ended June 30, 2014, revenue breakdown by product category showed some changes. Sales of the “Anti-Viro / Infection & Respiratory” products category represented 68% of total sales in the three months ended June 30, 2014, compared to 51% in the same period last year. The “CNS, Cerebral & Cardio Vascular” category represented 16% of total revenue in the three months ended June 30, 2014 and 25% in the same period last year. The “Digestive Diseases” category represented 7% of total revenue in three months ended June 30, 2014, remaining comparably flat as in the same period last year.  The “Other” category represented 9% and 17% of revenues in three months ended June 30, 2014 and 2013, respectively.

Cost of Revenue

For the three months ended June 30, 2014, our cost of revenue was $3.7 million, or 61% of total revenue, which represented a decrease of $2.1 million from $5.8 million, or 73% of total revenue, in the second quarter of 2013. The decrease in cost of revenue in the second quarter of 2014 was mainly due to the decrease in purchasing prices of certain raw materials due to market fluctuations.

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended June 30, 2014 was $2.4 million, an increase of $0.3 million, from gross profit of $2.2 million in the same period of 2013. Our gross profit margin in the second quarter of 2014 was 39% compared to 27% in the same period of 2013. The increase in gross profit margin was mainly due to the decrease in purchasing prices of certain raw materials and the increase in selling prices of certain products due to market fluctuation during this period. Looking forward, we expect pricing pressures on most products, while our new products would support overall gross margin once they are launched. We launched Candesartan in November, 2013 and started recognizing its sales revenue in this quarter.

Selling Expenses

Our selling expenses for the three months ended June 30, 2014 were $0.6 million, compared to $0.7 million in the same period last year. Selling expenses accounted for 10% of the total revenue in the second quarter 2014 compared to 9% in the same period in 2013. Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still require comparable personnel and expenses to support our revenue and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2014 were $0.4 million, a decrease of $0.2 million from $0.6 million in the same period 2013. General and administrative expenses accounted for 6% and 7% of our total revenues in the three months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2014 and 2013 were $1.9 million and $0.9 million, respectively. The change in research and development expense was mainly due to the costs related to testing of the new production lines and the payment schedule per milestone stated in the contracts.

Bad Debt Expenses

Our bad debt expenses for the three months ended June 30, 2014 and 2013 were $8.0 million and $4.8 million, respectively. The increase in bad debt expenses was mainly due to the increase in the aged accounts receivable.

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell products to mostly government-backed hospitals. Therefore, the age of our receivables from our customers tends to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the government, management believes that the deferred payments from state-owned hospitals are secured and will eventually be collected.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $33.9 million and $40.1 million as of June 30, 2014 and December 31, 2013, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
1 - 90 Days	5.6%	8.0%
90 - 180 Days	5.5%	7.4%
180 - 360 Days	11.0%	23.3%
360 - 720 Days	42.3%	61.3%
> 720 Days	35.6%	0.0%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

In order to collect cash to support the construction of our new plant to meet the policy requirements for new GMP upgrading, we have shifted to prudent sales strategies in the recent two years. This strategy strengthened the preference on sales of customers with good credit performance, while reduced the supplement to customers with poor credit record. On one hand, this strategy contributed to the recovery of funds; on the other hand, it negatively impacted our sales and indirectly prolonged the payment from the estranged customers. These two factors resulted in increased proportion of our older-aged accounts receivable balance.

The management has paid high attention to this issue: it evaluated the collection conditions of the relevant departments, and further considered taking a series of targeted measures to promote collection of older-aged accounts receivable in the next quarter.

Loss from Operations

Our operating loss for the three months ended June 30, 2014 was $8.5 million, compared to operating loss of $4.8 million in the same period in 2013. The increase in operating loss was primarily due to the decrease in sales and the increase in bad debt expense and R&D expense recognized by the three months ended June 30, 2014.

Income Tax Expense (Benefit)

For the three months ended June 30, 2014 and 2013, our income tax rate was 15%. Income tax expense was $0.02 million for the three months ended June 30, 2014, and income tax benefit was $0.4 million for the three months ended June 30, 2013. The income taxes recognized for the three months ended June 30, 2014 and 2013 were related to net changes in long-term deferred tax assets and liabilities. We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ended December 31, 2014, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net loss for three months ended June 30, 2014 and 2013 were $8.6 million and $4.5 million, respectively. The increase in net loss was primarily due to the decrease in sales, the increase in bad debt expense and R&D expense recognized for the three months ended June 30, 2014.

For the three months ended June 30, 2014, loss per basic and diluted common share was $0.20, compared to loss per basic and diluted share of $0.10 for the same period in 2013.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 and 2013

Revenue

For the six months ended June 30, 2014, our sales revenue decreased by $3.0 million, or 19%, to $13.2 million from the $16.8 million in the corresponding period of 2013.

Set forth below are our revenues by product categories in millions USD for each of the six months ended June 30, 2014 and 2013.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Six Months Ended June 30,		Net Change	% Change
	2014	2013
Anti-Viro/ Infection & Respiratory	$9.15	$8.73	$0.42	5%
CNS Cerebral & Cardio Vascular	$1.90	$4.10	-$2.20	-54%
Digestive Diseases	$0.77	$1.79	-$1.02	-57%
Other	$1.41	$1.63	-$0.22	-13%

During the first half of fiscal 2014, our overall sales revenue decreased by 19% on a year-over-year basis led by the CNS Cerebral & Cardio Vascular and Digestive categories. Sales in the Anti-Viro/ Infection & Respiratory category reached $9.2 million, an increase of $0.4 million, or 5%, compared to $8.7 million in the same period last year, which was mainly due to the sales increase in Cefaclor. CNS Cerebral & Cardio Vascular category decreased by $2.2 million, or 54%, to $1.9 million from $4.1 million due to the suspension of injectable production lines. Sales in Digestive category decreased by $1.0 million, or 57%, to $0.8 million from $1.8 million, which was mainly due to the sales decrease of injectable products in this category. Sales of the “Other” category decreased by $0.2 million, or 13%, to $1.4 million from $1.6 million.

Gross Margin and Gross Profit

Gross profit for the six months ended June 30, 2014 was $5.0 million, compared to $0.6 million in the same period 2013. Gross profit margin for the six months ended June 30, 2014 and 2013 were 38% and 4% respectively. Without the effect of inventory obsolescence in the first half of 2013, management estimates that our gross profit would have been approximately $4.3 million, and gross margin would have been 26%. The increase in gross profit margin was mainly due to market fluctuation and sales price increases in certain products; in addition, more high-margin products were sold in the first half of 2014 compared to the same period a year ago.

Selling Expenses

Our selling expenses for the six months ended June 30, 2014 were $1.4 million, a decrease of 4%, compared to $1.5 million for the six months ended June 30, 2013. Selling expenses were approximately 11% of revenue in the first half of 2014 compared to 9% during the comparable period a year ago.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2014 were $0.8 million, a decrease of $0.4 million, or 31%, compared to $1.2 million for the same period in 2013. This decrease was mainly due a financial consulting fee incurred in the first half of 2013 for the preparation of the construction loan facility.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2014 and 2013 were $2.3 million and $1.0 million, respectively. The change in research and development expenses was mainly due to the costs related to testing of the new production lines and the payment schedule per milestone stated in contracts.

Bad Debt Expenses

Our bad debt expenses for the six months ended June 30, 2014 was $11.3 million, compared to $4.6 million for the same period in 2013. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expense".

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference between the two periods; when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $24.5 million and $13.3 million as of June 30, 2014 and December 31, 2013, respectively. Therefore, the changes in the allowance for doubtful accounts during the six months ended June 30, 2014 and 2013 were as follows:

	For the Six Months Ended
	June 30,
	2014	2013
Balance, Beginning of Period	$13,301,622	$4,429,945
Bad debt expense (benefit)	11,340,444	4,752,733
Foreign currency translation adjustment	-142,705	14,315
Balance, End of Period	$24,499,361	$9,196,993

Loss from Operations

Our operating loss for the six months ended June 30, 2014 was approximately $10.9 million, compared to $7.8 million for the same period in 2013, which represented a deterioration of $3.1million. The deterioration in operating income performance was primarily due to lower revenue, higher bad debt and R&D expense in the current period compared to the corresponding period one year ago.

Net Loss

Our net loss for the six months ended June 30, 2014 and 2013 was $11.0 million and $7.3 million, respectively. The deterioration in net income performance was primarily due to lower revenue, higher bad debt expense and R&D expense in the current period compared to the corresponding period one year ago.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $4.4 million, which represents 3% of our total assets as of June 30, 2014, as compared to $6.0million, which represents 4% of our total assets as of December 31, 2013.  All of the $4.4 million of cash and cash equivalents at June 30, 2014 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of June 30, 2014, we had a principal balance of $4.9 million in short-term bank loans. In addition, we entered into an eight-year construction loan facility with a bank on June 21, 2013.  The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014.  The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our operation capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, when we regard market conditions are most advantageous, we may seek additional financing as necessary for expansion purposes, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $2.4 million in the six months ended June 30, 2014 compared to $3.1 million for the same period in 2013.

At June 30, 2014, our accounts receivable was $35.9 million, a decrease of $9.2 million from $45.1 million at December 31, 2013. The decrease was due to our enhanced collection efforts as well as the increased allowance for doubtful accounts at June 30, 2014 compared to December 31, 2013.

At June 30, 2014, total inventory was $21.0million, a decrease of $3.7 million from $24.7 million at December 31, 2013. This decrease was mainly due to decreased purchases of raw materials for injectable products and additional inventory needs from R&D expense for trial productions at the new facility.

Investing Activities

During the six months ended June 30, 2014, net cash used in investing activities was $4.6 million, stayed flat to the same period in 2013. The investment spending in the first half of 2014 was mainly for the GMP upgrading related construction and equipment.

Financing Activities

There was $0.6 million cash flow provided from financing activities in the six months ended June 30, 2014 and there were no financing activities for the same period in 2013. The financing activities that occurred in the first half of 2014 were related to the construction loan facility described under the first paragraph in this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2014 and December 31, 2013, the net assets of Helpson were $115,810,000 and $127,626,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) at June 30, 2014 and December 31, 2013, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 7.1% and 6.4%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2014.

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

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Commitments

At June 30, 2014, we were obligated to pay laboratories and others approximately $5.42 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

Date: August 14, 2014	CHINA PHARMA HOLDINGS, INC. By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)
Date: August 14, 2014	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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