Form 10-Q
period 2014-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2014-11-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 10, 2014.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 6.	Exhibits	24

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

The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,269,037	$5,993,139
Banker's acceptances	116,047	336,003
Trade accounts receivable, less allowance for doubtful
accounts of $27,912,179 and $13,301,622, respectively	30,642,878	45,147,602
Other receivables, less allowance for doubtful
accounts of $70,004 and $43,064, respectively	516,095	175,739
Advances to suppliers	9,040,464	7,626,716
Inventory, less allowance for obsolescence
of $4,670,853 and $8,027,126, respectively	19,014,172	24,677,120
Total Current Assets	63,598,693	83,956,319

Advances for purchases of intangible assets	41,653,862	41,701,505
Property and equipment, net of accumulated depreciation of
$5,951,165 and $5,264,350, respectively	33,869,491	30,241,337
Intangible assets, net of accumulated amortization of
$4,075,696 and $3,812,992, respectively	1,410,482	1,711,793
TOTAL ASSETS	$140,532,528	$157,610,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,131,988	$1,877,437
Accrued expenses	214,740	323,651
Other payables	1,293,273	1,312,361
Advances from customers	1,773,478	2,228,238
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,625,118	-
Short-term notes payable	4,875,353	4,909,662
Total Current Liabilities	14,268,517	12,005,916
Non-current Liabilities:
Construction loan facility	11,375,825	12,484,183
Long-term deferred tax liability	232,866	176,414
Total Liabilities	25,877,208	24,666,513
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	71,535,109	88,896,276
Accumulated other comprehensive income	19,486,427	20,414,381
Total Stockholders' Equity	114,655,320	132,944,441
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,532,528	$157,610,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue	$5,566,543	$8,116,599	$18,802,602	$24,392,311
Cost of revenue	4,057,480	5,863,587	12,215,756	17,837,989
Inventory obsolescence	-	15,747	-	3,735,820

Gross profit	1,509,063	2,237,265	6,586,846	2,818,502

Operating expenses:
Selling expenses	745,976	921,851	2,193,823	2,435,592
General and administrative expenses	422,729	372,568	1,229,488	1,536,831
Research and development expenses	181,796	352,599	2,528,230	1,384,263
Bad debt expense	3,940,144	3,277,780	15,280,588	7,910,583
Losses from natural disaster	2,275,593	-	2,275,593	-
Total operating expenses	7,566,238	4,924,798	23,507,722	13,267,269

Subsidy income	65,086	-	65,086	-

Loss from operations	(5,992,089)	(2,687,533)	(16,855,790)	(10,448,767)

Other income (expense):
Interest income	8,824	2,228	47,435	4,830
Interest expense	(325,244)	(89,238)	(495,054)	(263,732)
Net other expense	(316,420)	(87,010)	(447,619)	(258,902)

Loss before income taxes	(6,308,509)	(2,774,543)	(17,303,409)	(10,707,669)
Income tax benefit (expense)	(19,215)	472,512	(57,758)	1,129,506
Net loss	(6,327,724)	(2,302,031)	(17,361,167)	(9,578,163)
Other comprehensive income - foreign currency
translation adjustment	33,366	880,315	(927,954)	3,918,978
Comprehensive (loss) income	$(6,294,358)	$(1,421,716)	$(18,289,121)	$(5,659,185)
Loss per share:
Basic	$(0.15)	$(0.05)	$(0.40)	$(0.22)
Diluted	$(0.15)	$(0.05)	$(0.40)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(17,361,167)	$(9,578,163)
Depreciation and amortization	1,014,221	1,039,716
Bad debt expense	15,280,588	7,910,583
Deferred income taxes	57,758	(1,129,506)
Inventory obsolescence reserve	-	3,311,926
Changes in assets and liabilities:
Trade accounts receivable	(3,029,386)	1,077,182
Other receivables	(342,012)	(452,500)
Advances to suppliers	(1,468,882)	(642,850)
Inventory	7,671,072	4,138,431
Trade accounts payable	1,338,724	376,312
Accrued taxes payable	(34,638)	(2,486,073)
Other payables and accrued expenses	(90,108)	42,847
Advances from customers	(439,740)	90,159
Net Cash Provided by Operating Activities	2,596,430	3,698,064

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(244,073)	(496,634)
Purchases of property and equipment and
construction in process	(4,638,265)	(9,267,088)
Net Cash Used in Investing Activities	(4,882,338)	(9,763,722)

Cash Flows from Financing Activities:
Proceeds from construction term loan	604,756	6,437,906
Net Cash Provided by Financing Activity	604,756	6,437,906

Effect of Exchange Rate Changes on Cash	(42,950)	103,542
Net (Decrease) Increase in Cash and Cash Equivalents	(1,724,102)	475,790
Cash and Cash Equivalents at Beginning of Period	5,993,139	4,029,708
Cash and Cash Equivalents at End of Period	$4,269,037	$4,505,498

Supplemental Cash Flow Information:
Cash paid for interest	$943,251	$324,117
Cash paid for income taxes	-	2,472,099

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$69,378	$136,742
Accounts receivable collected with banker's acceptances	1,955,808	6,256,327
Inventory purchased with banker's acceptances	2,173,689	2,810,462
Advances for purchases of equipment paid with banker's acceptances	-	2,555,419
Advances for purchases of intangibles paid with banker's acceptances	-	715,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation, owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, that in turn owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), a corporation organized under the laws of the People's Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the “Company”.

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

Reclassification - The Company has made certain reclassifications to the condensed consolidated statement of operations and cash flows for the three and nine months ended September 30, 2013 to conform to the presentation for the three and nine months ended September 30, 2014. These reclassifications had no effect on the condensed consolidated balance sheets, results of operations or cash flows as of or for the three and nine months ended September 30, 2013.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to any potentially issuable dilutive common shares. There were no potentially dilutive common shares outstanding for all periods presented.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net loss	$(6,327,724)	$(2,302,031)	$(17,361,167)	$(9,578,163)
Basic weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Basic loss per share	$(0.15)	$(0.05)	$(0.40)	$(0.22)
Diluted loss per share	$(0.15)	$(0.05)	$(0.40)	$(0.22)

NOTE 2 – LOSSES FROM NATURAL DISASTER

On July 18, 2014, the Company’s manufacturing facilities and inventory sustained storm damage from a powerful tropical typhoon that hit Haikou on that date. The losses are comprised of $2,015,248 of inventory related costs and $260,345 of facilities damage costs.  The Company received minor insurance compensation as only the building of new plant was insured and the damage to it was minor.

The Company assessed whether any asset impairment had occurred as a result of the storm. Based on the assessment, no impairment was considered necessary. In addition, the Company assessed whether the damage caused by the tropical typhoon resulted in exposure to environmental remediation liability. Based on the assessment, the Company determined that no such exposure has occurred.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$19,571,419	$28,259,707
Work in process	-	853,602
Finished goods	4,113,606	3,590,937
	23,685,025	32,704,246
Obsolescence reserve	(4,670,853)	(8,027,126)
Total Inventory	$19,014,172	$24,677,120

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2014	2013
Permit of land use	$457,743	$460,964
Building	10,033,988	2,494,623
Plant, machinery and equipment	16,393,856	6,671,620
Motor vehicle	150,611	151,670
Office equipment	246,553	229,210
Construction in progress	12,537,905	25,497,600
Total	39,820,656	35,505,687
Less: accumulated depreciation	(5,951,165)	(5,264,350)
Property and Equipment, net	$33,869,491	$30,241,337

Construction in progress consists primarily of the construction of a new production facility and the acquisition of related equipment and capitalized interest during the construction period. During the nine months ended September 30, 2014, an aggregate of approximately $17.16 million was reclassified from construction in progress to their respective property and equipment category as the assets were placed in service and depreciation commenced.

A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Total interest cost incurred	$330,995	$89,238	$952,836	$263,732
Interest cost capitalized	5,751	-	457,782	-
Interest expense	$325,244	$89,238	$495,054	$263,732

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the three months ended September 30, 2014 and 2013, depreciation expense was $321,020 and $210,182.  For the nine months ended September 30, 2014 and 2013, depreciation expense was $724,509 and $640,550.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”) in China. During the nine months ended September 30, 2014, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the three and nine months ended September 30, 2014 and 2013, amortization expense relating to intangible assets was $96,382 and $131,585, $289,712 and $399,166, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the nine months ended September 30, 2014 or 2013.

As of September 30, 2014 and December 31, 2013, intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2014	2013
Gross carrying amount	$5,486,178	$5,524,785
Accumulated amortization	(4,075,696)	(3,812,992)
Net carrying amount	$1,410,482	$1,711,793

NOTE 6 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines manufactured and marketed by the Company, it has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval had not been obtained for certain medical formulas as of the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently in the CFDA approval process also come with patents. As of September 30, 2014, the Company had received the title to two unexpired patents that relate to medical formulas currently in the CFDA approval process.

Prior to entering into the contracts, the laboratories typically have completed all required researches and developments to determine the medical formula for and the method of production of the generic medicines. The application to the CFDA for production approval must be made by the facilities that will manufacture the related products. As a result, a contract typically provides that the Company purchases the medical formula from the laboratory and the laboratory is required to assist the Company in applying for and obtaining the production approval from the CFDA.

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally require three to five years to complete. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take one and a half to three years to complete. After completing the clinical study, results are submitted to the CFDA and a production approval application would be filed. In most cases, it takes between eight to eighteen months from preparing and submitting the production approval application until obtaining CFDA’s approval. Upon approving, the CFDA would issue a production certificate and the Company can start producing and promoting the generic medical product. Therefore, it is expected to take five years from the dates of the medical formula contracts until acquiring CFDA’s approval. However, the actual time needed could be even longer due to the updated criteria in the drug registration process.

Under the terms of the contracts, the laboratories are required to assist the Company in obtaining production approval for the medical formulas from the CFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the CFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is obliged under the contract to provide a refund of the full payment to the Company. alternatively, the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the CFDA are recorded as advances for purchases of intangible assets.

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

At September 30, 2014, the Company was obliged to pay laboratories and others approximately $5.19 million upon completion of various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 7 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 as of September 30, 2014 and December 31, 2013 and are recorded as “other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $10,159 and $10,159 was recognized for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8 – NOTES PAYABLE

On November 1, 2013 the Company entered into a revolving line of credit with a bank in the amount of RMB 30,000,000. Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.6% (based upon 110% of the PRC government’s current short term rate of 6.00%). The Company’s Chief Executive Officer and Chair of the board of directors personally guaranteed the line of credit. The Company is in the process of obtaining an extension of the line of credit with the bank, and anticipates this to be completed during the fourth quarter.

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of September 30, 2014 and December 31, 2013 ($4,875,353 as of September 30, 2014 and $4,909,662 as of December 31, 2013).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013.

NOTE 9 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13.0 million at September 30, 2014) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on the initial draw-down date of July 11, 2013, and is from the same bank that currently provides the line of credit as discussed in Note 8.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan currently bears interest at 7.205% based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, and is subjected to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in annual installments over the next six years through July 11, 2021. At September 30, 2014, the Company had no additional amounts available to it under this facility.

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of September 30, 2014 and December 31, 2013 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $76.9 million at September 30, 2014. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2014	15%
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$-	$-	$-	$-
Deferred	19,215	(472,512)	57,758	(1,129,506)
Total income tax expense (benefit)	$19,215	$(472,512)	$57,758	$(1,129,506)

The Company has net operating loss carryforwards for PRC tax purposes of approximately $10.16 million at September 30, 2014, of which approximately $6.83 million and $3.33 is available to offset future taxable income through 2018 and 2019, respectively.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of September 30, 2014 and December 31, 2013.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $6,450,846 and $4,915,960 as of September 30, 2014 and December 31, 2013, respectively.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$116,047	$-	$116,047	$-
Total	$116,047	$-	$116,047	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$336,003	$-	$336,003	$-
Total	$336,003	$-	$336,003	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board of Directors.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010, its stockholders approved the Company’s 2010 Incentive Plan (the “Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2014, there were 175,000 shares of restricted stock granted and outstanding under the Plan.

There were no securities issued from the Plan during the nine months ended September 30, 2014 and at September 30, 2014 there was no unrecognized compensation expense related to securities granted under the Plan.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – CONCENTRATIONS

At September 30, 2014, one customer accounted for 16.6% of accounts receivable.  At December 31, 2013, two customers accounted for 14.5% and 11.2% of accounts receivable.

For the nine months ended September 30, 2014, one customer accounted for 16.7% of sales. For the nine months ended September 30, 2013, no customer accounted for more than 10% of sales.

For the nine months ended September 30, 2014 and 2013, purchases from one supplier accounted for 31.8% and 20.6% of raw material purchases, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In November 2014 the Company received the manufacturing certificate from the CFDA relating to the Company’s new manufacturing facility. This certificate enables the Company to commence production in the new facility in accordance with the new Good Manufacturing Practice standards promulgated by the CFDA effective March 1, 2011.

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

Business Overview & Recent Developments

The Chinese Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectable and dry powder injectable product lines were required to be completed by the end of 2013. As of January 1, 2014, we had suspended such two production lines due to the failure to meet the GMP upgrading deadline. However, construction of the new main building has been completed, and two new sterilization production lines have been installed, and during the third quarter were in testing and commissioning.  In November 2014 the CFDA completed their process of the GMP certification for our new facility and issued the GMP certificate to enable us to commence manufacturing our liquid injectable and dry powder injectable product lines.  We have commenced the operation on the two product lines as of the date of this report.

We anticipate we will begin upgrading our existing sterilization facility to meet new GMP standards and therefore expand our capacity in this product category during the next year.

On July 18, 2014, a once-in-forty-year 16 grade super typhoon Rammasun hit Haikou. This typhoon caused considerable damage to our manufacturing facilities and inventory. Part of the warehouse was flooded; some damage was caused to our new facility while the water and electricity supply was suspended for several days causing a brief halt to our production activities. We have taken emergency measures to restore and recover post-typhoon. The Company’s losses from natural disaster were approximately $2.3 million (RMB14.2 million) for the nine months ended September 30, 2014.  The Company received insurance compensation of $0.01 million as only the new plant building was insured and the damage to it was minor. The old plant has restored to the operational mode at the end of July.

The products in our pipeline have experienced delays. The CFDA has increased the approval criteria and lengthened the process which requires additional supplemental materials and trials, higher cost, and longer approval time for all our products. Started from the year of 2013, we commenced leading formulation screening, new technology exploration and technical criteria improvement activities. We expect this new model will improve our exploration channels for the pipeline products.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

In the three months ended September 30, 2014, we continued to execute our prudent marketing strategy to implement a more stringent screening on existing and potential distributors and hospital customers in terms of the speed of payment in order to gradually improve our trade turnover, especially in terms of the collection of our accounts receivable. This strategy temporarily impacts our sales in the current period by limiting our credit sales.

Market Trends

The Chinese pharmaceutical market shows features of rapid expansion, fierce competition, low concentration, and is greatly influenced by government policies. According to Biao Dian Medical Information Co., Ltd. under the CFDA Southern Institute of Economic Research, the annual growth rate of Chinese healthcare market went beyond 20% during 2009-2011 due to the advancement of Healthcare Reform; however, this rate dropped below 20% in 2012 due to the limiting use of antibiotics and strengthening drug-price-control policies issued that year; and this rate further dropped to 15.64% in 2013 due to the impact of continuous drug-price-control policy, anti-commercial bribery, and the new GMP requirement.

A series of changes in the market position of the different categories of medication occurred along with the changes in disease spectrum and prescription habits: the decrease in the systemic use of anti-infection drugs in hospitals became the most significant trend. The market share of anti-infection drugs decreased to 15.3% in 2013, which represented a decrease of roughly 9% from 24.5% in 2007 per “China Pharmaceutical Market Development Blue Book (2014)” ("the “Blue Book”), which was mainly due to a better understanding of antibiotic abuse problems, policy instruction of price cutting in antibiotics, and the release of “Clinical Use of Antibiotics Hierarchical Management Approach”. Meanwhile, the market shares of central nerve system category (CNS) and digestive category increased slightly to 14.5% and 14.1% in 2013 from 13.3% and 12.5% in 2007 per the “Blue Book”. It is notable that Traditional Chinese Medicine (“TCM”) had better performance compared to chemical medicines in the above two categories, which decelerated the sales increase for the latter. All the changes mentioned above had impacted most of our existing products.

In July 2014, National Health Commission of PRC rearranged “New Rural Cooperative Medical System” (“NRCMS”) for the year 2014, which stated the key projects this year as follows: improving funding level, promoting insurance for major diseases, adjusting payment policy, and strengthening fund supervision. It clearly stipulated that the NRCMS fund surplus accumulated this year cannot exceed 25% of the total financing. We believe that at least more than RMB13 billion of new funds will be spent in order to achieve this standard, which could effectively mitigate the adversity of “healthcare payment control”. This change in industrial environment might bring positive impacts to the collection of our accounts receivables because our government-backed hospital clients could potentially benefit from such funding from the government.

Results of Operations for the Three Months Ended September 30, 2014

Revenue

Revenue for the three months ended September 30, 2014 was $5.5 million, a decrease of 31% from $8.1 million for the three months ended September 30, 2013. This was mainly due to the production suspension of our injectable production lines this year.

We suspended production of our dry powder injectable and liquid injectable products at our two old production lines as of January 1, 2014 due to the failure to meet the GMP upgrading deadline. Expecting that this shutdown would affect our sales in 2014, we had gradually increased inventory levels of certain products in advance in order to support the market demand for these products.  As mentioned above, we received the GMP certificate from the CFDA this November and we have commenced manufacturing liquid injectable and dry powder injectable products.

Set forth below are our revenues by product categories in millions USD for the three months ended September 30, 2014 and 2013:

Product Category	Three Months Ended September 30,		Net Change	% Change
	2014	2013
Anti-Viro/ Infection & Respiratory	$3.61	$4.20	-$0.59	-14%
CNS Cerebral & Cardio Vascular	$1.17	$1.80	-$0.63	-35%
Digestive Diseases	$0.29	$0.80	-$0.51	-64%
Other	$0.50	$1.30	-$0.80	-62%

“Anti-Viro/Infection &Respiratory” category decreased by $0.59 million to $3.16 million in the third quarter in 2014 compared to $4.20 million in the same period in 2013, which was mainly due to the sales decrease in Andro-grapholide caused by the less supply to the distributors who sold Andro-grapholide with big sum of account receivables.

The decrease in revenue was in our “CNS Cerebral & Cardio Vascular” product category, which generated $1.17 million in sales revenue in the third quarter of 2014 compared to $1.80 million in the same period a year ago, decreased by $0.63 million. This decrease was mainly due to having injectables as the main product in this category. The suspension of the injectables production lines since the beginning of this year has negatively impacted our sales performance.

Sales of the “Digestive Diseases” decreased by $0.51 million to $0.29 million in the third quarter in 2014 compared to $0.80 million in the same period in 2013, mainly due to the decrease in sales of Compound Ammonium Glycyrrhetate injectable and Tiopronin, which were affected primarily by market volatility.

Our “Other” category generated $0.5 million of sales in the third quarter in 2014, compared to $1.30 million in the same period last year, a decrease of $0.8 million. This decrease was mainly due to the decrease in sales of an injectable product Vitamin B6 in this category caused by the production line suspension mentioned above.

In the three months ended September 30, 2014, revenue breakdown by product category showed some changes. Sales of the “Anti-Viro / Infection & Respiratory” products category represented 65% of total sales in the three months ended September 30, 2014, compared to 52% in the same period last year. The “CNS, Cerebral & Cardio Vascular” category represented 21% of total revenue in the three months ended September 30, 2014 and 22% in the same period last year. The “Digestive Diseases” category represented 5% of total revenue in three months ended September 30, 2014 and 10% in the same period last year.  The “Other” category represented 9% and 16% of revenues in three months ended September 30, 2014 and 2013, respectively.

Cost of Revenue

For the three months ended September 30, 2014, our cost of revenue was $4.0 million, or 73% of total revenue, which represented a decrease of $1.8 million from $5.8 million, or 73% of total revenue, in the third quarter of 2013. The decrease in cost of revenue in the third quarter of 2014 was mainly due to the decrease in purchasing prices of certain raw materials due to market fluctuations.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2014 was $1.5 million, a decrease of $0.7 million, from gross profit of $2.2 million in the same period of 2013. Our gross profit margin in the third quarter of 2014 was 27% compared to 28% in the same period of 2013.  Looking forward, we expect pricing pressures on most products, while our new products have and will support the overall gross margin. For instance, Candesartan, the product we launched last November, is sold at a price that supports our gross margin.

Selling Expenses

Our selling expenses for the three months ended September 30, 2014 were $0.7 million, compared to $0.9 million in the same period last year. Selling expenses accounted for 13% of the total revenue in the third quarter 2014 compared to 11% in the same period in 2013. Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still require comparable personnel and expenses to maintain our revenue and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2014 were $0.42 million, an increase of $0.05 million from $0.37 million in the same period of 2013. General and administrative expenses accounted for 8% and 5% of our total revenues in the three months ended September 30, 2014 and 2013, respectively.

Research and Development Expense

Our research and development expenses for the three months ended September 30, 2014 and 2013 were $0.18 million and $0.35 million, respectively. The change in research and development expense was mainly due to the decreases of costs related to testing of the new production lines.

Bad Debt Expense

Our bad debt expenses for the three months ended September 30, 2014 and 2013 were $3.9 million and $3.2 million, respectively. The increase in bad debt expenses was mainly due to the increase in the aged accounts receivable.

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell products to mostly government-backed hospitals. Therefore, the age of our receivables from our customers tends to be old. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the government, Management believes that the deferred payments from the state-owned hospitals are relatively secured.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $30.6 million and $45.1 million as of September 30, 2014 and December 31, 2013, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
1 - 90 Days	8%	8.0%
90 - 180 Days	4.6%	7.4%
180 - 360 Days	5.8%	23.3%
360 - 720 Days	38.4%	61.3%
> 720 Days	43.2%	0.0%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently calculated as the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

In order to collect cash to support the construction of our new plant to meet the policy requirements for new GMP upgrading, we have shifted to prudent sales strategies in the recent two years. This strategy strengthened the preference on sales of customers with good credit performance, while reduced the supplement to customers with poor credit record. On one hand, this strategy contributed to the recovery of funds; on the other hand, it negatively impacted our sales and indirectly prolonged the payment from the estranged customers due to their lack of incentive to pay their accounts receivable faster than if they otherwise would have the prospects of having larger supplies from the Company. These two factors resulted in increased proportion of our older-aged accounts receivable balance.

Management has paid high attention to this issue.  During the third quarter of 2014, we offered two of our largest customers a discount of 30% for payments made on their outstanding balance of accounts receivable.  As a result, we recognized additional bad debt expense of approximately $0.53 million for the three and nine months ended September 30, 2014.  In addition, Management evaluated the collection conditions and further considered taking a series of targeted measures to promote collection of older-aged accounts receivable in the fourth quarter.

Losses from Natural Disaster

We suffered losses of $2,275,593 relating to a tropical typhoon during the three months ended September 30, 2014 as discussed more fully in Note 2 to the condensed consolidated financial statements.  There was no comparable expense in the prior year period.

Loss from Operations

Our operating loss for the three months ended September 30, 2014 was $6 million, compared to operating loss of $2.7 million in the same period in 2013. The increase in operating loss was primarily due to the decrease in sales, the increase in bad debt expense and the losses from natural disaster recognized during the three months ended September 30, 2014.

Income Tax Expense (Benefit)

For the three months ended September 30, 2014 and 2013, our income tax rate was 15%. Income tax expense was $0.02 million for the three months ended September 30, 2014, and income tax benefit was $0.4 million for the three months ended September 30, 2013. The income taxes recognized for the three months ended September 30, 2014 and 2013 were related to net changes in long-term deferred tax assets and liabilities. We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ended December 31, 2014, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net loss for three months ended September 30, 2014 and 2013 were $6.3 million and $2.3 million, respectively. The increase in net loss was primarily due to the decrease in sales, the increase in bad debt expense and the losses from natural disaster recognized for the three months ended September 30, 2014.

For the three months ended September 30, 2014, loss per basic and diluted common share was $0.15, compared to loss per basic and diluted share of $0.05 for the same period in 2013.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 and 2013

Revenue

For the nine months ended September 30, 2014, our sales revenue decreased by $5.6 million, or 23%, to $18.8 million from $24.4 million in the corresponding period of 2013.

Set forth below are our revenues by product categories in millions USD for each of the nine months ended September 30, 2014 and 2013.

Product Category	Nine Months Ended September 30,		Net Change	% Change
	2014	2013
Anti-Viro/ Infection & Respiratory	$12.70	$12.90	($0.20)	-2%
CNS Cerebral & Cardio Vascular	$3.07	$5.90	($2.83)	-48%
Digestive Diseases	$1.06	$2.60	($1.54)	-59%
Other	$1.92	$2.90	($0.98)	-34%

During the nine months 2014, our overall sales revenue decreased by 23% on a year-over-year basis led by the CNS Cerebral & Cardio Vascular and Digestive categories. Sales in the Anti-Viro/ Infection & Respiratory category reached $12.7 million, a decrease of $0.2 million, or 2%, compared to $12.90 million in the same period last year, CNS Cerebral & Cardio Vascular category decreased by $2.83 million, or 48%, to $3.07 million from $5.09 million due to the suspension of our injectable production lines. Sales in Digestive category decreased by $1.54 million, or 59%, to $1.06 million from $2.60 million, which was mainly due to the sales decrease of injectable products in this category. Sales of the “Other” category decreased by $0.98 million, or 34%, to $1.92 million from $2.90 million. The decrease was mainly due to the production suspension of our injectable production lines this year.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2014 was $6.6 million, compared to $2.8 million in the same period of 2013. Gross profit margin for the nine months ended September 30, 2014 and 2013 were 35% and 12% respectively.  Without the effect of inventory obsolescence for the nine months ended September 30, 2013, management estimates that our gross profit would have been approximately $6.5 million, and gross margin would have been 27%. The increase in gross profit margin was mainly due to market fluctuation and sales price increases in certain products; in addition, more high-margin products were sold in the first nine months of 2014 compared to the same period a year ago.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2014 were $2.2 million, a decrease of 10%, compared to $2.4 million for the nine months ended September 30, 2013. Selling expenses were approximately 12% of revenue in the first half of 2014 compared to 10% during the comparable period a year ago.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2014 were $1.2 million, a decrease of $0.3 million, or 20%, compared to $1.5 million for the same period in 2013. This decrease was mainly due to a financial consulting fee incurred in the first half of 2013 for the preparation of the construction loan facility.

Research and Development Expense

Our research and development expenses for the nine months ended September 30, 2014 and 2013 were $2.5 million and $1.4 million, respectively. The change in research and development expenses was mainly due to the costs related to testing of the new production lines.

Bad Debt Expense

Our bad debt expense for the nine months ended September 30, 2014 was $15.3 million, compared to $7.9 million for the same period in 2013. Please see additional discussion of bad debt and accounts receivables in the section above named "Bad Debt Expense".

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference between the two periods; when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $27.9 million and $13.3 million as of September 30, 2014 and December 31, 2013, respectively. Therefore, the changes in the allowance for doubtful accounts during the nine months ended September 30, 2014 and 2013 were as follows:

	For the Nine Months Ended
	September 30,
	2014	2013
Balance, beginning of period	$13,301,622	$4,429,945
Bad debt expense (benefit)	15,280,588	7,910,583
Charged to reserve – collection discount	(531,382)	-
Foreign currency translation adjustment	(138,649)	7,206
Balance, end of period	$27,912,179	$4,268,356

Losses from Natural Disaster

We suffered losses of $2,275,593 relating to a tropical typhoon during the nine months ended September 30, 2014 as discussed more fully in Note 2 to the condensed consolidated financial statements.  There was no comparable in expense in the prior year period.

Loss from Operations

Our operating loss for the nine months ended September 30, 2014 was approximately $16.85 million, compared to $10.45 million for the same period in 2013, which represented a deterioration of $6.40 million. The deterioration in operating income performance was primarily due to lower revenue, higher bad debt and R&D expense and losses from natural disaster in the current period compared to the corresponding period one year ago.

Net Loss

Our net loss for the nine months ended September 30, 2014 and 2013 was $17.4 million and $9.6 million, respectively. The deterioration in net income performance was primarily due to lower revenue, higher bad debt expense, increased R&D expense and losses from natural disaster in the current period as compared to the corresponding period one year ago.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $4.3 million, which represents 3% of our total assets as of September 30, 2014, as compared to $6.0 million, which represents 4% of our total assets as of December 31, 2013.  All of the $4.3 million of cash and cash equivalents at September 30, 2014 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of September 30, 2014, we had a principal balance of $4.9 million in short-term bank loans. This loan was due on November 1, 2014. Management is in the process of obtaining an extension, and anticipates this to be completed during the fourth quarter. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013.  The total loan facility amount is RMB80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014.  The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project. The current portion of the construction loan facility is $1.6 million as of September 30, 2014.  Both the short term bank loan and the construction loan facility are from the same bank.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our operating capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, when we regard market conditions are most advantageous, we may seek additional financing as necessary for expansion purposes, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $2.6 million in the nine months ended September 30, 2014 compared to $3.7 million for the same period in 2013.

At September 30, 2014, our accounts receivable was $30.6 million, a decrease of $14.5 million from $45.1 million at December 31, 2013. The decrease was due to our enhanced collection efforts as well as the increased allowance for doubtful accounts at September 30, 2014 compared to December 31, 2013.

At September 30, 2014, total inventory was $19.0 million, a decrease of $5.67million from $24.7 million at December 31, 2013. This decrease was mainly due to the damage from typhoon, decreased purchases of raw materials for injectable products and additional inventory needs from R&D expense for trial productions at the new facility.

Investing Activities

During the nine months ended September 30, 2014, net cash used in investing activities decreased to $4.9 million from $9.8 million during the same period in 2013. The investment spending for the nine months ended September 30, 2014 was mainly for the GMP upgrading related construction and equipment.  The decrease of $4.9 million in investing activities for the nine months ending September 30, 2014 as compared to the same period of 2013 relates to the decreased costs on construction of the new facility and equipment installation.

Financing Activities

There was $0.6 million cash flow provided from financing activities in the nine months ended September 30, 2014 and $6.4 million for the same period in 2013. The large number of financing activities that occurred in the nine months of 2013 related to the construction loan facility described under the first paragraph in this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of September 30, 2014 and December 31, 2013, the net assets of Helpson were $109,560,000 and $127,626,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) at September 30, 2014 and December 31, 2013, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 7.5% and 6.4%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2014.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Commitments

At September 30, 2014, we were obligated to pay laboratories and others approximately $5.19 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

Date: November 14, 2014	CHINA PHARMA HOLDINGS, INC. By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)
Date: November 14, 2014	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No. Description

31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* - XBRL Instance Document

101.SCH* - XBRL Taxonomy Extension Schema Document

101.CAL* - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* - XBRL Taxonomy Extension Label Linkbase Document

101.PRE* - XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.