Form 10-K
period 2014-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2015-03-30
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,443,423 as of June 30, 2014, based on the closing price of $0.39 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 19, 2015 was 43,579,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2014

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

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions in the People’s Republic of China (the “PRC”).  All of our operations are conducted in the PRC, where our manufacturing facilities are located.  We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, oral solutions and granules.  All of our pharmaceutical products are sold on a prescription basis and have been approved for at least one or more therapeutic indications by the China Food and Drug Administration (the “CFDA”) based upon demonstrated safety and efficacy.

As of December 31, 2014, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

●	Basic generic drug, which is a common drug in the PRC for which there is a very large market demand;

●	First-to-market generic drug, which is a generic Western drug that is new to the PRC marketplace; or

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

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two injectables production lines was required to be accomplished by the end of 2013. From January 1, 2014 to November 3, 2014, we had suspended the production at our dry powder injectables and liquid injectables production lines due to the failure to meet new GMP upgrading deadline.  In 2014, however, we completed construction of a 20,000 square-meter new factory installed with four sterilization production lines (two liquid injectables and two dry powder injectables production lines) to meet the latest GMP standard.  In November 2014 the CFDA completed their process of the GMP certification for our new facility and issued a GMP certificate to enable us to commence manufacturing our two liquid injectables and two dry powder injectables production lines.  We have commenced the operation on the four product lines in the fourth quarter 2014.

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

Industry Background and Market Opportunities

The Chinese pharmaceutical industry has been a key contributor to the PRC’s economic growth. According to the research report In Search of New Growth Models for Big Pharma in China issued by McKinsey & Company on October 2013, China’s pharmaceutical market grew by another 20%, to reach $70 billion in 2013 at ex-manufacturer price, with some sub-segments (e.g., oncology) or channels (e.g. country hospitals, Tier 3 cities) expanding at a much faster pace. This report also pointed out that China’s pharmaceutical market has been on a great run, growing at 21% compound annual growth rate (CAGR) over the past five years. In a recent joint forecast developed by McKinsey and the China Pharmaceutical Association (CPA), the China pharmaceutical market is projected to continue growing around 17% annually through 2020, approaching RMB 1.9 trillion in retail sales (~RMB 1.2 trillion in ex-manufacture sales). Sang Guowei, Chairman of CPA, commented in his keynote speech during the 15th Annual Meeting of the China Association of Science and Technology in May 2013 that “China’s pharmaceutical market is projected to surpass the U.S. as the largest in the world post-2020.” Regardless of the final number, most experts agree that China will become the second-largest pharmaceutical market by 2020, and ultimately the largest one in the world. We believe the growth of Chinese pharmaceutical industry is supported by the strong growth in the Chinese economy, the aging population, the increasing rate of chronic disease in the PRC, the recent health care reform, and improvements in the protection of intellectual property rights in the PRC.

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

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011, which became effective on March 1, 2011.  The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Since it was first enacted in 1988, GMP has over two decades of history in China, and went through two revisions in 1992 and 1998. As of June 30, 2004, manufacturing of all active pharmaceutical ingredients (API) and finished dosage must be in compliance with the GMP standards. The new GMP standards that became effective on March 1, 2011 include improvements based upon foreign manufacturing advancements, and have taken into consideration local conditions in China. Based on the principle of “equal importance between hardware and software”, strictly implementing the idea of risk control during the manufacturing process of pharmaceutical products, and more focus on scientific guidance and operability, the new GMP standards are consistent with the World Health Organization (WHO) standards.

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

Our Strategy

We believe we are well positioned in a rapidly-growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipelines include products for high-incidence and high-mortality conditions in China, such as cardiovascular, central nervous system (CNS), infectious and digestive diseases.  Furthermore, the Healthcare Reform initiated by the State Council in 2008 in China has significantly expanded the landscape of healthcare industry in China. For example, the total number of healthcare institutions has increased to 982,000 as of the end of October 2014, consisting of 25,000 hospitals, 921,000 basic level healthcare institutions, 32,000 professional public healthcare institutions and 3,000 other institutions; which represented an increase of 21,436 in total number, with the breakdown of an increase of 1,061 hospitals, and a decrease of 63 basic level healthcare institutions, and an increase of 19,656 professional public healthcare institutions compared to the end of October 2013 according to a report issued on October 2014 by PRC Ministry of Health and Family Planning Committee. The increase in demand from these sources should allow us to continue to grow organically. In addition, the new production approval we received from the CFDA on Candesartan, an angiotensin II receptor antagonist serving as a first-line treatment for hypertension in November 2013 which was launched to the market towards the end of 2014 and new products from our pipeline of products under development (such as the generic version of Crestor and novel anti-drug-resistant combination antibiotics) would offer us significant growth opportunities if these products are approved for manufacture and sale in the PRC. Finally, the Healthcare Reform has started to change the landscape of the Chinese pharmaceutical industry, which we believe will create many attractive acquisition opportunities. We plan to explore these opportunities in an effort to add synergistic products that can help us continue to grow at rates that are commensurate with our historical rate of growth.

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

In addition to our pharmaceutical products, we also manufacture Recombined Human Fibroblast Growth Factor (rhaFGF), which is used by other companies in the manufacture of products for the repair of wounded skin cells.  We sell this product only to distributors for resale to other manufacturers as an active pharmaceutical ingredient for their production of cosmetics.

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group in the years ended December 31, 2014 and 2013.

Product Category	Twelve Months Ended December 31		Net Change	% Change
	2014	2013
CNS Cerebral & Cardio Vascular	4.38	7.18	-2.81	-39%
Anti-Viro/ Infection & Respiratory	16.43	18.18	-1.75	-10%
Digestive Diseases	1.31	2.94	-1.63	-55%
Other	2.82	4.51	-1.69	-37%

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

We also adjust the delivery system and marketing for each of our products based on the product’s target patient group. We believe that maintaining a variety of delivery systems (e.g. tablet, capsule, granule, injectables and dry powder) for certain of our products targeted at different groups enhances our competitive position in the marketplace. As a result, our sales and marketing personnel work closely with management and our research and development personnel to determine which of our products can successfully be marketed in more than one delivery system and which generics in the marketplace may be a good candidate for us to manufacture and distribute in the marketplace using a different delivery system.

Product Development

Our product portfolio includes both branded and generic drugs that we either develop independently or with joint research efforts with our academic institutional partners or, to a lesser extent, acquire from third parties. We develop new products in-house as well as through cooperation  with several research institutes, including the Chinese Academy of Sciences, China University of Pharmaceuticals, Sichuan University, Chongqing Medical Industry Institute and the Military Medical Academy Basic Medical Science Institute. We only pay these institutes for their research efforts and expenses if the research goals are accomplished evidenced by the certification of an applicable drug candidate and approval of drug production by the CFDA. Following our receipt of such certification and approval, the rights to the applicable drug candidate are transferred to us. Following any such payment and transfer, we become the sole owner of the drug certifications and/or the approvals of drug production, and any related research. We have no further payment or other obligations to the research institute from which we acquired such assets.  In this manner, we obtained certificates and approvals of drug production for our Naproxen Sodium and Pseudophedrine Hydroclorida sustained release tablets through our cooperative relationship with the Chongqing Medical Industry Institute; we also obtained certificates and approvals of drug production for our Cefalcor dispersible tablets through our cooperative relationship with the China University of Pharmaceuticals. We are now manufacturing and selling both drugs. We expect to continue to develop additional new drugs under this method. We also intend to continue purchasing or obtaining licenses from third parties to produce certain drug products on a limited basis, as we regard this as an important and effective means for us to develop our business. In addition, we have started to take a dominant position in the research activities of formulation screening, new technology exploration, and technical criteria improvement in 2013. We expect this new model will improve our exploration channels for the pipeline products.

As of December 31, 2014, the product candidates that we are developing at different stages include the following:

Indication of Product Candidate	CFDA Status
Anti Infection	In Phase II Clinical Study
Cholesterol Control Drug	Clinical Trial Completed. Waiting for Production Approval
Alzheimer's disease drug	Production Verification Completed, Waiting for Production Approval
Coronary Heart Disease Drug	Approaching Phase III Clinical Study End Point
New medicine delivery technology	In Technical Transfer
Hepatitis Drug	Received Clinical Approval, Clinical Trials Initiated
Central nervous system drug	In CFDA Technical Review
Cerebral vascular drug	In Technical Transfer
Antibiotic for Kids	Production Verification Completed, Waiting for Production Approval
Electrolyte Disequilibrium Adjustment	In Process Verification

Our drug formula development and acquisition expenditures were $0.8 million and $1.2 million in the years ended December 31, 2014 and 2013, respectively, which represented 3% and 4% of our revenues for such years, respectively.

We believe the first product to market from our product candidates will be Rosuvastatin, which is a generic form of Crestor® used in the treatment of hyperlipidemia, or high cholesterol.

Anti-Drug-Resistant Cephalosporin (anti-infection drug). Cephalosporin continues to be the most widely prescribed class of antibiotics in China.  According to the CFDA, approximately 50% of antibiotic sales are derived from cephalosporin. According to the Chinese industry publications, sales of cephalosporin antibiotics in China were estimated by the CFDA to be over $17.4 billion in 2015. Due to the broad usage of antibiotics, including cephalosporin, drug resistance has become a significant issue in China. We believe our new combination antibiotic possesses substantial competitive advantages in this environment. The CFDA will designate our combination antibiotic as a Class 1 drug, which carries a five-year exclusivity when the CFDA approval is obtained.  The clinical trials for our cephalosporin product candidate commenced in November 2008, and we are currently in phase II of clinical trials. The phase II clinical trials lasted longer than originally expected, due to the enhanced criteria introduced during the implementation process of this trial.

Distribution and Customers

We believe we have a well-developed sales network.  As our current pharmaceutical product portfolio is comprised mainly prescription drugs, our major sales targets are hospitals. As of December 31, 2014, we also had 16 sales offices covering all major provinces of China, and 141 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China.  Due to this advantage, we believe we are able to keep our selling cost lower than the industry average.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC.  We have established long-standing relationships with most of our key customers as our operating subsidiary, Helpson, which was formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our manufacturing facility, which was built in 2002, is approximately 8,000 square meters and has eight production lines for different forms including: tablets, capsule, granule, dry power, liquid injectables, Cephalosporins (specifically designated), chemical API, and biological API.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “New GMP Standards”) on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectables and dry powder injectables production lines were required to be completed by the end of 2013. As of January 1, 2014, we had suspended such two production lines due to the failure to meet the GMP upgrading deadline. However, construction of our new main building has been completed, and two new sterilization production lines have been installed. In November 2014 the CFDA completed their process of the GMP certification for our new facility and issued the GMP certificate to enable us to commence manufacturing our liquid injectables and dry powder injectable product lines.  We have commenced the operation on the two product lines in the fourth quarter 2014.

We have completed the upgrading of our existing tablets and capsules production line in our old facility and received new GMP certificate on January 2015. We have begun reforming and upgrading our existing dry powder injectables production line, cephalosporin production line, and granules production line in 2015 to meet the New GMP Standards.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products.  We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products.  Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials.  In certain cases, we enter into arrangements with suppliers to hedge against the risk of shortages of supply, and have the capability and warehouse capacity to store such materials if we anticipate a shortage of such materials.  Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2014, our purchases from one supplier accounted for approximately 26.5% of raw material purchases.  For the year ended December 31, 2013, purchases from one supplier accounted for approximately 18.7% of raw material purchases.

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

Our product focus is on developing and manufacturing medicines that help large patient groups, such as the infectious disease and cardio vascular disease patient groups. Our diversified GMP-certified manufacturing facility includes six production lines targeting a variety of delivery mechanisms, such as tablets, capsules, liquid-injectables and dry powder injectables, which enables us to effectively manufacture a broad range of new drugs. We also have another three production lines under upgrading in order to meet the New GMP Standards.

We have product diversification to target specific sub-markets.

We attempt to differentiate our products from those of our competitors by changing, and, in many cases, improving, certain physical aspects of our products to address to different market segments.  For example, to make our Cefaclor product more patient friendly to children and patients with swallowing problems, we added an enteric coating to make our tablets easier to swallow.

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

Notwithstanding such favorable positioning, we are subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar pharmaceutical products in the PRC. These competitors may have more capital and better research and development resources, and manufacturing and marketing capability and experience than we do.

Our profitability may be adversely affected if

●  the number of our competitors increases;

●  competitors engage in increased price competition; or

●  competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects that are more effective, less costly and/or have more perceived benefits than those produced by us.

In addition, competition from imported products and China's admission as a member of the World Trade Organization (“WTO”) creates increased competition. The PRC became a member of the WTO in December 2001. As a result of the admission into the WTO, competition in the pharmaceutical industry in the PRC intensified generally in two respects. With lower import tariffs, imported pharmaceutical products manufactured overseas may become increasingly competitive in terms of pricing. We also believe that well-established foreign pharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively-priced pharmaceutical products in the PRC, we may face increased competition from foreign pharmaceutical products, especially in terms of high-end pharmaceutical products, including certain types of products manufactured by U.S. manufacturers.

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

As of December 31, 2014, we owned 17 registered trademarks, including marks for nine of the 20  pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339, No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

Regulations

Regulations Relating to Pharmaceutical Industry. The pharmaceutical industry in China is highly regulated. The primary regulatory authority is the CFDA, including its provincial and local branches. As a developer and producer of medicinal products, we are subject to regulation and oversight by the CFDA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distribution, packaging, pricing and advertising of pharmaceutical products. These regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

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

New Medicine. If a medicine is approved by the CFDA as a new medicine, the CFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of one to five years. During the monitoring period, the CFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. As a result of these regulations, the holder of a new medicine certificate has the exclusive right to manufacture the new medicine during the monitoring period. We currently have new medicine certificates for our Pusenouke, Cefaclor dispersible tablets and Roxithromycin dispersible tablets and Bumetanide for injection products.

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

We obtained three GMP certificates for our manufacturing facility in respect of the majority form of pharmaceutical product we produce, one valid until October 30, 2019 (lyophilized powder for injection, small volume parenteral solutions), one valid until January 2020 (tablets, capsules), and one valid until December 31, 2015 (tables, capsule - cephalosprins).  All of our GMP certificates are valid for five years.  While we are required to implement certain upgrades to our manufacturing facilities to comply with the new GMP standards, we do not currently anticipate any difficulty in renewing these certificates when we finish the facility upgrading.

Product Liability and Consumers Protection

Product liability claims may arise if any pharmaceutical products sold have a harmful effect on the consumers, and the injured party may claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

Price Controls

The retail prices of some pharmaceutical products sold in China, primarily those included in the Essential Drug and Reimbursement Lists and those pharmaceutical products for which production or distribution are deemed to constitute monopolies, are subject to price controls in the form of retail price ceilings. In particular, manufacturers or distributors cannot freely set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities. The National Development and Reform Commission (NDRC) may grant premium pricing status to certain pharmaceutical products that are subject to price controls, and may set the price-ceiling for pharmaceutical products that have obtained such status.

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

Reimbursement under the National Medical Insurance Program

By the end of 2012, approximately 1.3 billion people had been enrolled into the National Medical Insurance Program (NMIP). The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the NMIP, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A NMIP participant can be reimbursed for the full cost of a Tier 1 medicine and 80-90% of the cost of a Tier 2 medicine.

Although it is designated as a national program, the implementation of the NMIP is delegated to various provincial governments, each of which has established its own medicine catalog. A provincial government must include all Tier 1 medicines listed in the national medicine catalog in its provincial medicine catalog, but may use its discretion based on its own selection criteria to add other medicines to, or exclude Tier 2 medicines listed in the national medicine catalog from its provincial medicine catalog, so long as the combined numbers of the medicines added and excluded do not exceed 15% of the number of the Tier 2 medicines listed in the national catalog. In addition, provincial governments may use their discretion to upgrade a nationally classified Tier 2 medicine to Tier 1 in their provincial medicine catalogs, but may not downgrade a nationally classified Tier 1 medicine to Tier 2.

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

Employees

As of December 31, 2014, we had 439 employees, among which 397 employees were full-time employees and 42 employees were temporary employees.   None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

If we fail to meet the New GMP Standards, the production at three of our old production lines will be  suspended and our operations and profitability would be adversely affected.

We are in the process of upgrading our old production facilities to bring them in line with the New GMP Standards which became effective as of March 1, 2011. We have completed the upgrading of our existing tablets and capsules production lines in our old facility and received new GMP certificate in January 2015. And we have begun reforming and upgrading our existing dry powder injectables production line, cephalosporin production line, and granules production line in 2015 to meet the New GMP Standards.

If we are not able to satisfy the requirements of the new GMP guidelines and obtain clearance from the CFDA, our existing tablets and capsules production lines shall be suspended and we may be subject to fines or other penalties, all of which may have a material and adverse impact on our business, financial condition and results of operations.

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

We had gross profit margin of 22% for the year ended December 31, 2014 compared to gross loss margin of 1.5% for the year ended December 31, 2013. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 30.9% in 2014 and 28.7% in 2013. It remains to be true that the pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, in the event that our products are included in the EDL, which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

The growth and success of our business depend on our ability to successfully market our principal products to hospitals and their selection in tender processes used by hospitals for medicine purchases.

Our future growth and success significantly depend on our ability to successfully market our principal products to hospitals as prescription medicines. Approximately 90% of the end-customers of our products were hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

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

We cooperate with research institutions and universities in the PRC for the research and development of certain new products and any failure of such research institutions to meet our timing and quality standards or our failure to continue such collaborative arrangement or enter into such new arrangements could adversely affect our ability to develop new pharmaceuticals and our overall business prospects.

Our business strategy includes collaborating with third parties for research and development of new products. We maintained long-term cooperative relationships with a number of research institutions and universities in the PRC. These research institutions and universities have collaborated with us in a number of research projects and certain of our products that have obtained approval certificates were developed by such research institutions. At present, several research institutions and universities are working with us on various research and development projects. Any failure of such research institutions to meet the required quality standards and timetables set forth in their research agreements with us, or our inability to enter into additional research agreements with these research institutions on terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects. In addition, the growth of our business and development of new products may require that we seek additional research institutions. We cannot assure you that we will be able to enter into agreements with new parties on terms acceptable to us. Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2014, one distributor accounted for 16.2% of our revenues. For the year ended December 31, 2014, onedistributor accounted for 17.7% of our accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

  We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 31% and 38% of our net revenues in 2014 and 2013, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2014 and 2013, purchases from one supplier accounted for 26.5% and 18.7% of our raw material purchases, respectively.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2014, we had 439 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially Ms. Zhilin Li, our Chairman, President and Chief Executive Officer. The loss of the services of Ms. Li  would adversely affect our ability to develop and market our products. We also depend in part on the continued services of our key scientific personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We face intense competition for qualified personnel, and the existence of noncompetition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

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

  All of our products are produced at our manufacturing facility in Hainan, China. A significant disruption at that facility, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. For example, a once-in-forty-year 16 grade super typhoon Rammasun hit Haikou on July 18, 2014 which caused us approximately $2.3 million (RMB14.2 million) losses. Part of the warehouse was flooded; some damage was caused to our new facility while the water and electricity supply was suspended for several days causing a brief halt to our production activities and a delay our in obtaining the new GMP certificate.

In addition, we do not maintain any insurance other than property insurance for some of our buildings and equipment. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. Our production process requires a continuous supply of electricity. We have encountered power shortages historically due to restricted power supply to industrial users during summers when the usage of electricity is high and supply is limited or as a result of damage to the electricity supply network. Because the duration of those power shortages was brief, they had no material impact on our operations. Interruptions of electricity supply could result in lengthy production shutdowns, increased costs associated with restarting production and the loss of production in progress. Any major suspension or termination of electricity or other unexpected business interruptions could have a material adverse impact on our business, financial condition and results of operations.

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

To protect the brand names of our products, we have registered and applied for registration of certain of our trademarks in the PRC. Currently eight of the 20 pharmaceutical products we manufacture are marketed under a brand registered as a trademark in China. We also purchased from a third party for a pharmaceutical compound that we are seeking to develop into a further product. To date, we have not experienced any infringements of our trademarks for sales of pharmaceutical products or our exclusive patent license, and we are not aware of any infringement of our intellectual property rights. However, there is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future. There is no assurance that there will not be any third-party infringement of our patent. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to protect our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2014 and there existed material weakness in our internal control over financial reporting as of December 31, 2014.

Although the material weakness identified in Item 9A of this Annual Report was the result of our failure to appropriately classify inventory obsolescence and property and equipment we believe we are taking appropriate actions to remediate such material weakness, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

Helpson owns two production facilities in Haikou, Hainan Province, PRC, one of which has a construction area of 663.94 square meters located at the 6th floor of Standard Plant Building B, Jinpan Industrial Development Zone, and another factory, which is located on Plot C09-2 at Haikou Bonded Zone, has a production area of 26,593.20 square meters.

In addition, Helpson rented the offices located at the second floor of Jiahai Building owned by Hainan Zhongfu Going-abroad Personnel Service Center (the “Center”) as its principal executive offices. The monthly rent was RMB 5,580 (approximately $843). The term of the lease was 3 years, from December 1, 2010 to November 30, 2013. On December 31, 2011, the lease was superseded by the new lease Helpson entered into with the Center. The new lease is for a term of nine years for the office spaces on the second floor and the entire third floor at a monthly rent of RMB 20,000 (approximately $2,941) with a 5% increment every two years from the fourth year until the end of the term. The aggregate spaces Helpson rented are 1,686 square meters, which is 16,812 square feet.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we are contemplating our need for expansion and additional space as the production increases.

Mortgaged Property

Helpson entered into a line of credit with Bank of China in October 2013, and renewed it in November 2014.  In order to secure the loan, Helpson mortgaged its land use rights and buildings. To provide an additional security, our Chief Executive Officer and Chairman of our Board of Directors personally guaranteed the new line of credit.

The loan is set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 30 million (approximately $4.91 million)	Bank of China	November 25, 2014 to November 24, 2015	The interest rate is a variable rate equal to 110% of the floating base interest for loans of the same term promulgated by the PRC’s central bank.	Helpson’s land : 22,936 square meters (Certificate #: Guo Yong [2003] No. 005572) Helpson’s buildings: 663.94 square meters (Certificate #: HK008109) and 6593.2 square meters (Certificate #: HK122889)

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

The following table, based upon Yahoo Finance, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the fiscal years ending December 31, 2014 and 2013.

	High	Low

Fiscal 2014

First Quarter	$0.84	$0.34
Second Quarter	0.52	0.32
Third Quarter	0.39	0.22
Fourth Quarter	0.53	0.21

Fiscal 2013

First Quarter	$0.37	$0.21
Second Quarter	0.29	0.19
Third Quarter	0.38	0.19
Fourth Quarter	0.47	0.26

Holders

As of March 19, 2015, there were approximately 137 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	3,825,000
Totals	-	-	3,825,000

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

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

Business Overview & Recent Developments

We have experienced tough challenges and made remarkable achievements in 2014: we completed the construction of a 20,000 square meters new factory, installed with four (4) sterilization production lines (two liquid injectables and two dry powder injectables production lines) after nearly two years of construction. In November of 2014, we obtained new GMP certificate issued by CFDA, as defined below, and commenced the manufacturing at our dry powder injectables and liquid injectables production lines; while we sustained the loss brought by once-in-forty-year 16 grade super typhoon.

The China Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “New GMP Standards”) on February 12, 2011, which became effective on March 1, 2011. The New GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines were required to be completed by the end of 2013. During the period from January 1, 2014 to November 3, 2014, we had suspended such two production lines as they did not then meet the GMP upgrading deadline. In this production-suspended state, we controlled our market by limiting our credit sales and executed a prudent marketing strategy and specifically by screening our existing and potential distributors and hospital customers based on their payment speed in order to gradually improve our trade turnover, especially in terms of the collection of our accounts receivable. This strategy has temporarily impacted our sales in the current period by limiting our credit sales.

A once-in-forty-year 16 grade super typhoon Rammasun hit Haikou on July 18, 2014. This typhoon caused considerable damage to our manufacturing facilities and inventory. Part of the warehouse was flooded; our new facility was damaged and the several days long suspension of water and electricity supply caused a brief halt to our production activities and a delay in obtaining the new GMP certificate. We have taken emergency measures to restore and recover post-typhoon and have restored the facility to operational mode at the fastest speed. The Company’s losses from the natural disaster were approximately $2.3 million (RMB14.2 million).

The products in our pipeline have experienced delays. The CFDA has enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all the pharmaceutical products including all of our product types. We commenced leading formulation screening, new technology exploration, technical criteria improvement activities in 2013. We expect this new model will improve our exploration channels for the pipeline products.

The following is a list of the current status of some of our pipeline products:

●
Antibiotic Combination - We completed the Phase I clinical trials of our novel cephalosporin-based combination antibiotic. We are currently in Phase II of the clinical trial, due to the higher regulatory requests for clinical works.

●
Rosuvastatin - Rosuvastatin is a generic form of Crestor, a drug for the treatment of high blood cholesterol levels. Clinical trials for this generic drug were completed in the fourth quarter of 2010 and we have submitted an application for production approval, and are performing supplemental trials of related materials pursuant to the new criteria.

●
Heart Disease Drug - We developed an oral solution for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (TCM) formula and is currently approaching the end point of Phase III clinical trials.

We have completed the upgrading of our existing tablets and capsules production line in our old facility and received new GMP certificate in January 2015. And we have begun reforming and upgrading our existing dry powder injectables production line, cephalosporin production line, and granules production line in 2015 to meet the New GMP Standards.

Market Trends

The year of 2014 was a year of adjustments, challenges and opportunities for the pharmaceutical industry in China. With the demographic dividend (due to the fact that the working-age population accounts for a relatively large proportion of the total population and the dependency ratio is relatively low, the favorable population conditions for economic development with high savings, high investment and high growth is created) gradually receded, the pharmaceutical industry is facing many challenges: external pressures from health care expenditure and drug price controls, internal fierce competition among pharmaceutical companies, and the growth pressure within the pharmaceutical companies. Southern Medicine Economic Institute Data promulgated by CFDA indicates that in 2014 the pharmaceutical industry output growth is expected to be only about 13%, far below over the 20% growth in the past.

It is noteworthy that in 2014 there were certain state policy changes, such as the intention to release the control over drug prices, the restriction release on Internet drug sales, and the promotion on market-oriented reform of health care, which invigorated the traditional Chinese medicine industry. The logic behind these policies was to allow the market to play a decisive role in the allocation of resources, so as to improve operational efficiency and solve the problem of the inaccessibility of medicine and medical care which was experienced by a lot of people. The development of the pharmaceutical industry seems to fit the characteristics of the new normal Chinese economy: growth enters into the shift period, from high-speed growth to the medium-speed growth and the development of the industry relies on reformation, restructuring and innovation.

Currently, the health insurance fund spending accounts for more than 30% of total health expenditure, which is one of the main forces driving the development of the pharmaceutical industry in recent years. However, faced with huge health care expenses, the health insurance fund shortfall problem needs to be addressed urgently. Medicare cost control has been the focus of the market. From the current situation, it will become a trend. The National Development and Reform Commission issued "Promote Drug Price Reform Program (Draft)" on November 25, 2014, which intends to control medical costs through Medicare spending and bidding, form drug prices by market competition, and abolish the maximum retail price restriction of drugs from January 1, 2015. Some analysts believe that, when this reform program is implemented, the weight of Medicare rights will be enhanced and the bargaining power of medical institutions and other relevant parties will also be improved. Consequently, our whole industry will face even more severe price pressure.

China’s pharmaceutical industrial output growth continued to slow down from the second half of 2013. In addition, the industry growth in 2014 experienced significant decline compared to the previous years due to certain medicare cost controls, and the upgrading requirements under the New GMP Standards. The Company believes that this trend will continue. Southern Medicine Economic Institute promulgated by CFDA predicts by 2015 China’s pharmaceutical industry output growth of 15%, sales growth of 13%, and profit growth of 11%. Concerning the terminal market, China’s pharmaceutical terminal market is expected to reach RMB 1.2457 trillion in 2014, up 13.4%; 2015 pharmaceutical terminal market will reach RMB 1.407 trillion, an increase of 12.9%.

Results of Operations for the Fiscal Year Ended December 31, 2014

China provides a unique opportunity to its pharmaceutical industry; however, real challenges remain, from temporary production suspension due to certain compulsory new GMP upgrading requirements and rising pricing pressure, to extended regulatory review time for new medical production applications. Each of these challenges impacted our performance negatively in 2014, causing us to experience a significant decrease in our financial results.

Net loss for the year ended December 31, 2014 was $26.0 million, compared to net loss of $20.0 million for the year ended December 31, 2013.Our net loss for the year ended December 31, 2014 was mainly due to a significant decrease in revenue and an increase in bad debt expense.

Revenue

Revenue decreased by 24% to $24.9 million for the year ended December 31, 2014, as compared to $32.8 million for the year ended December 31, 2013. This decrease primarily resulted from decreases in sales of our CNS Cerebral & Cardio Vascular products and our Anti-Viro/Infectious & Respiratory products.

Set forth below are our revenues by product category in millions USD for the years ended December 31, 2014 and 2013:

	Twelve Months Ended December 31,
Product Category	2014	2013	Net Change	% Change
CNS Cerebral & Cardio Vascular	$4.38	$7.18	$-2.81	-39%
Anti-Viro/ Infection & Respiratory	16.43	18.18	-1.75	-10%
Digestive Diseases	1.31	2.94	-1.63	-55%
Other	2.82	4.51	-1.69	-37%

The most significant revenue decrease in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular” product category, which generated $4.4 million in sales revenue in 2014 compared to $7.2 million a year ago, a decrease of $2.8 million. This decrease was mainly due to having injectables as the main product in this category. The suspension of the two injectables product lines during 2014 negatively impacted our sales performance.

Sales of the “Anti-Viro/Infection & Respiratory” category decreased by $1.8 million to $16.4 million in 2014 compared to $18.2 million in 2013, which was mainly due to the decrease in sales of Andrographolide and Clarithromycin, primarily affected by market demand volatility. Our “Digestive Diseases” category generated $1.3 million of sales in 2014, compared to $2.9 million in the previous year, a decrease of $1.6 million.  Our “Other” product category sales fell to $2.8 million from $4.5 million, a decrease of $1.7 million.

For year ended December 31, 2014, revenue breakdown by product category showed some changes. Sales of the “Anti-Viro & Respiratory” products category represented 66% of total sales in the year ended on December 31, 2014, compared to 55% in 2013. The “CNS, Cerebral & Cardio Vascular” category represented 18% of total revenue in 2014 and 22% in 2013. The “Digestive Diseases” category represented 5% of total revenue in 2014 compared to 9% in 2013.  The “Other” category represented 11% and 14% of revenues in 2014and 2013, respectively.

Cost of Revenue

For the year ended December 31, 2014, our cost of revenue was $17.2 million, or 69% of total revenue, which represented a decrease of $6.2 million from $23.4 million, or 71% of total revenue, in 2013.  The decrease in cost of revenue during 2014 was approximately proportional to the revenue decrease.

Inventory Obsolescence

We have had decreases in the sales estimates between the time when raw materials were purchased and the time when the sales performance is realized for certain products. We have also assessed the fair value of our raw material. As a result, we determined that certain inventory was slow moving or obsolete. Based on the developed estimates as of December 31, 2014 and 2013, we recognized an additional inventory obsolescence expense of $2.3 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively.

Gross Profit (Loss) and Gross (Loss) Margin

Gross profit for the year ended December 31, 2014 was $5.5 million, compared to gross loss of $0.5 million in 2013. Our gross profit margin in 2014 was 22.0% compared to gross loss margin of (1.5)% in 2013. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 30.9% in 2014 and 28.7% in 2013. The healthcare reform instituted by the Chinese government since 2009 contains pricing controls, which have resulted in margin compression in most pharmaceutical products on the market today, especially in the generic space where many of our products are sold. Going forward, we expect to see continued pricing pressures on most products, while new products could help support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the year ended December 31, 2014 and 2013 were both $3.3 million.  Selling expenses accounted for 13.4% of the total revenue in 2014 compared to 10% in 2013.  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need additional personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2014 were $1.7 million, a decrease of $0.7 million from $2.4 million in 2013. General and administrative expenses accounted for 6.9% and 7.3% of our total revenues in 2014 and 2013, respectively.

The main reason for this decrease was due to adjustments of amortization expense in 2013 and 2014 which created an approximately $0.4 million difference under general and administrative expenses and an approximately $0.2 million expense under the consulting service agreement we entered in 2013 for which no comparable expense exists in 2014.

Research and Development Expense

Our research and development expenses for the year ended December 31, 2014 were $2.8 million, an increase of $1.1 million from $1.7 million in 2013. Research and development expenses accounted for 11.2% and 5.1% of our total revenues in 2014 and 2013, respectively. The change in research and development expenses was mainly due to the costs related to testing of the new production lines. In addition, we commenced leading formulation screening, new technology exploration and technical criteria improvement activities since 2013. As a result, the expenses related to such activities increased in 2014.

Bad Debt Expense

We recognized bad debt expense resulting from an increase in the allowance for doubtful accounts relating to trade accounts receivable and other receivables of $20.6 million and $10.8 million during the years ended December 31, 2014 and 2013, respectively.

During the third quarter of 2014, the Company offered two of its largest customers a discount of 30% on payments for accounts receivable that were older than one year. The amount of the outstanding accounts receivable balance the discount was applied to was approximately $1.8 million. As a result, the Company recognized additional bad debt expense of approximately $0.53 million for the year ended December 31, 2014.  During 2013, Management negotiated settlement offers with certain customers with approximately $8.0 million in accounts receivable balances that were greater than one (1) year past due. The offers to these customers were comprised of discounts ranging from 15% to 30% of the total past due balance in exchange for payment in full by December 31, 2013. As a result, the Company was able to collect cash of approximately $5.85 million, and recognized additional bad debt expenses for the negotiated discounts of  approximately $2.1 million for the year ended December 31, 2013.

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell our products to mostly government-backed hospitals. Therefore, the ages of our receivables from our customers tend to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the governments, management believes that the deferred payments from state-owned hospitals are relatively secured.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $23.6 million and $40.1 million as of December 31, 2014 and 2013, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
1 - 90 Days	5.2%	8.0%
90 - 180 Days	4.5%	7.4%
180 - 360 Days	6.9%	23.3%
360 - 720 Days	29.7%	61.3%
> 720 Days	53.7%	0.0%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $33.4 million and $13.3 million as of December 31, 2014 and December 31, 2013, respectively. The changes in the allowance for doubtful accounts during the years ended December 31, 2014 and 2013 were as follows:

	For the Fiscal Years Ended
	December 31,
	2014	2013
Balance, Beginning of Year	$13,301,622	$4,429,945
Bad debt expense	20,643,035	10,752,991
Charged to reserve	-531,598	-2,160,527
Foreign currency translation adjustment	-62,950	279,213
Balance, End of Year	$33,350,109	$13,301,622

Loss from Natural Disaster

We suffered losses of $2,276,519 relating to a tropical typhoon during the twelve months ended December 31, 2014 as discussed fully in Note 2 to the consolidated financial statements. There was no comparable expense in the prior year period.

Loss from Operations

Our operating loss for the year ended December 31, 2014 was $25.3 million, compared to operating loss of $18.6 million in 2013. The main reasons for the increase in loss were lower revenue and higher bad debt expenses in 2014.

Net Interest Expense

Net interest expense for the year ended December 31, 2014 was $785,804, compared to $340,239 in 2013, an increase of $437,108. The increase is primarily due to the additional interest incurred in conjunction with the Construction loan facility as discussed in Note 10 to the consolidated financial statements.

Income Tax Expense

For the years ended December 31, 2014 and 2013, our income tax rate was 15%. Income tax expense was $0.8 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. We renewed our "National High-Tech Enterprise" status from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net Loss for year ended December 31, 2014 was $26.0 million, compared to net loss of $20.0 million for the year ended December 31, 2013. The increase in net loss was mainly due to the decrease in revenue and increase in bad debt expense.

For the year ended December 31, 2014, loss per basic and diluted common share was $(0.60), compared to loss per basic and diluted share of $(0.46) for the year ended December 31, 2013.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both 2014 and 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $5.3 million, which represents 4.0% of our total assets as of December 31, 2014, as compared to $6.0 million, which represents 3.8% of our total assets as of December 31, 2013. All of the $5.3 million of cash and cash equivalents as of December 31, 2014 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of December 31, 2014, we had a principal balance of $4.9 million in short-term bank loans. This loan is due on November 24, 2015. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The current portion of the construction loan facility is $1.6 million as of December 31, 2014. Both the short term bank loan and the construction loan facility are from the same bank. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and the new GMP upgrading related construction and equipment in our prior facility for the next twelve months. However, if circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $4.6 million in the year ended December 31, 2014 compared to $8.6 million for 2013.

As of December 31, 2014, our accounts receivable was $24.9 million, a decrease of $20.3 million from $45.1 million as of December 31, 2013. Our receivables decreased due to our increased allowance for doubtful accounts and decrease in sales. For the year ended December 31, 2014, $3.4 million was used to fund accounts receivable, compared to $3.6 million generated from decrease in accounts receivable in the comparable period a year ago.

As of December 31, 2014, total inventory was $15.3 million, a decrease of $9.4 million from $24.7 million as of December 31, 2013. This decrease was mainly due to decreased purchases of raw materials for injectable products and the increased inventory obsolescence recognized in 2014.

Investing Activities

During the year ended December 31, 2014, net cash used in investing activities was $5.9 million, a decrease of $13.2million, compared to $19.1 million for the year ended December 31, 2013.  The investment spending in 2014 and 2013 was mainly for the new GMP upgrading related construction and equipment.

Financing Activities

Cash flow provided from financing activities was $0.6 million and $12.3 million in the year ended December 31, 2014 and 2013, respectively. The financing activities that occurred in 2014 and 2013 were primarily related to the construction loan facility described under the first paragraph under this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2014 and 2013, the net assets of Helpson were $101,346,000 and $127,626,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,182,770 (50% of registered capital) for the fiscal years ended December 31, 2014 and 2013, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 8.0% and 6.4%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2014, we were obligated to pay laboratories and others approximately $4.6 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014 and 2013, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2014. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014 to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2014 with respect to our reporting for inventory obsolescence, and property and equipment. The material weaknesses occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 19, 2015 along with their positions, offices and term:

Name	Age	Position
Zhilin Li	61	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	57	Director
Gene Michael Bennett	67	Independent Director
Yingwen Zhang	69	Independent Director
Baowen Dong	73	Independent Director

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

Gene Michael Bennett, has served as our independent director since February 2008. Mr. Bennett also presently serves as the Chief Executive Officer of the American General Business Association in Beijing, China, since 2009. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He acted as a partner of ProCFO Company based in California which provided contract Chief Financial Officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade of Honolulu. He also previously served as the Chief Financial Officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University. Mr. Bennett also worked as an accounting, tax, and audit professor at California State University at Fullerton, and he acted as the Chief Financial Officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He currently is a DBA candidate in Corporate Governance at City University of Hong Kong. Mr. Bennett obtained his CPA license from the State of Colorado, but is currently inactive. Mr. Bennett’s extensive background in accounting, financial management and reporting, including SEC related reporting qualifies Mr. Bennett to serve as an independent director of our company and the Chairman of our audit committee.

Yingwen Zhang, has served as an independent director since February 2008. He also currently serves as the Vice-Chairman of the Board of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer. Mr. Zhang is also a director and a member of the compensation committee of Chongqing Wanli Battery Holdings (Group) LLC (SHA:600847). He acted as the Senior Consultant and Chairman of Safety Production Committee of Sinofert Holdings Limited (HKG: 0297) of Sinochem Group from October 2005 to June 2009. Additionally, Mr. Zhang was the representative of the 9th Nation People’s Congress of China. He was also appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China) from 1988 to 2000. In his early career he was a chemical-engineer, and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as the Chief Executive Officer of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the Sinopec Group. Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967. Mr. Zhang’s extensive knowledge in areas of government regulation and policies, his experience as director of a China listed company, as well as his vast experience in senior management in SOE and the private sector, qualify him as an independent director of our company.

Baowen Dong, has served as an independent director since February 2008. Mr. Dong participated in the expert team of the Sichuan University from 2003 to 2008, engaging in teaching evaluation and assessment work in Engineering and Medical Science faculty. In recent years, Mr. Dong has focused on the research of China's Health Care Reform. Previously, he concentrated on biomedical and medical information researches. Mr. Dong has had different roles in areas of teaching and research, including a dean and a professor, at Sichuan University from 1974 to 2001. Additionally, Mr. Dong was engaged in the field of communication technology from 1966 to 1974. Mr. Dong graduated from Xi’an University of Science and Technology in 1966. His strong academic background in science and research brings value to our company in respect of research and development and qualifies him to serve as a director of our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2014, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2014, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer, President and interim Chief Financial Officer	2014 2013	225,600 220,000	- -	- -	- -	- -	- -	16,000 16,000 (1)	241,600 236,000

_____________

 (1) Represents the amount payable to Ms. Li for serving as a director of our company.

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, which expired on June 30, 2010. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li's compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2014, when aggregated with her compensation from our U.S. holding company level, was $225,600.

Payments upon Termination or Change-in-Control

PRC Law. Under the applicable laws of the PRC, we must pay severance to all employees who are Chinese nationals and who are terminated with or without cause, or whose employment agreement with us expires and we choose not to continue their employment. The severance benefit required to be paid under the laws of the PRC equals the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the 12 months prior to the employee’s termination) multiplied by the number of years the employee has been employed with us, plus an additional month’s salary if 30 days’ prior notice of such termination has not been given. However, if the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary of the employee’s local area, as determined and published by the local government, such average monthly compensation shall be capped at three times the average monthly salary of the employee’s local area. Except as described above, our executive officer does not have any other agreement or arrangement under she may be entitled to severance payments upon termination of employment.

Outstanding Equity Awards at Fiscal Year-End

None.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved, our 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 19, 2015, 175,000 shares of restricted stock outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	6,511	-	-	-	-	-	6,511
Baowen Dong	6,511	-	-	-	-	-	6,511

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 31, 2014, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters on the same terms and conditions as the previous engagement, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $6,511), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.38 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

On December 24, 2012, we also entered into a renewal engagement letter with Ms. Tsui, pursuant to which, Ms. Tsui is entitled to annual compensation of $16,000 for serving as our director for a term of three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 19, 2015 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 19, 2015, an aggregate of 43,579,557 shares of our common stock were outstanding.

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

(3)
In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 19, 2015 upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 19, 2014, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 19, 2015 (for those who have options or warrants).

(4)
Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase  an aggregate of 10,000 shares of our common stock (5,000 shares in each of the 2012 and 2013 fiscal years).  As of the date of this report such warrants have not been issued.

(5)
Pope Asset Management, LLC (“Pope Management”) is the investment adviser for Pope Investments II LLC (“Pope Investment”). Pope Investments owns 52,823 shares. Pope Management owns 2,172,008 shares on behalf of its clients. Therefore, Pope Management, as investment advisor to Pope Investments could be deemed to be beneficial owners of 2,224,831 shares. Mr. William Wells is the sole manager of Pope Management and has dispositive and voting power over the shares held by Pope Investment. This information is derived from Schedule 13G filed by Pope Management, Pope Investment and Mr. William jointly on February 14, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Mr. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Mr. Tsui was $1,354,567 as of December 31, 2014 and 2013. The loans bear interest at a rate of 1% per annum and principle and interest were payable by December 31, 2015, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui. We recognized interest expense of $13,546 and $13,546 for the years ended December 31, 2014 and 2013, respectively.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Arshak Davtyan, Inc., our current principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $94,000 for the fiscal year ended December 31, 2014.

The aggregate fees billed by Arshak Davtyan, Inc. (f/k/a: Arshak Davtyan, CPA), our current principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Report on Form 10-Q in the third quarter of 2013, and for services in connection with statutory and regulatory filings or engagements were approximately $76,000 for the fiscal year ended December 31, 2013.

The aggregate fees billed by Hansen, Barnett & Maxwell, P.C., our former principal accountants, for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q of first and second quarters in 2013 was $24,000.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2014 and 2013.

Tax Fees

We did not engage our current principal accountant or our former principal accountant to render tax services to us during the last two fiscal years.

All Other Fees

We did not engage our current principal accountant or our former principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Arshak Davtyan, Inc., for our consolidated financial statements as of and for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Pharma Holdings, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Report of Arshak Davtyan, Inc., Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2014 and 2013

Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2013 and 2014

Consolidated Statements of Cash Flows - for the years ended December 31, 2014 and 2013

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

Date: March 30, 2015	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2015

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 30, 2015

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 30, 2015

/s/ Yingwen Zhang Yingwen Zhang	Director	March 30, 2015

/s/ Baowen Dong Baowen Dong	Director	March 30, 2015

CHINA PHARMA HOLDINGS, INC.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1
Engagement Letter dated December 24, 2012 by and between the Company and Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 14, 2013).

10.2*	Form of Independent Director Engagement Letter.

10.3
Employment Agreement dated July 1, 2010 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2010).

10.4*	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans.

10.5	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.6
Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.7
Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of Arshak Davtyan, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

CHINA PHARMA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
China Pharma Holdings, Inc.

We have audited the accompanying consolidated balance sheet of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ARSHAK DAVTYAN, INC.

ARSHAK DAVTYAN, INC.
Salt Lake City, Utah
March 30, 2015

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$5,295,790	$5,993,139
Banker's acceptances	458,233	336,003
Trade accounts receivable, less allowance for doubtful
accounts of $33,350,109 and $13,301,622, respectively	24,851,086	45,147,602
Other receivables, less allowance for doubtful
accounts of $60,325 and $43,064, respectively	272,199	175,739
Advances to suppliers	7,889,009	7,626,716
Inventory, less allowance for obsolescence
of $6,934,044 and $8,027,126, respectively	15,321,856	24,677,120
Prepaid expenses	404,370	-
Total Current Assets	54,492,543	83,956,319

Advances for purchases of intangible assets	42,390,186	41,701,505
Property and equipment, net of accumulated depreciation of
$6,640,718 and $5,264,350, respectively	33,881,878	30,241,337
Intangible assets, net of accumulated amortization of
$4,186,273 and $3,812,992, respectively	1,317,221	1,711,793
TOTAL ASSETS	$132,081,828	$157,610,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,550,816	$1,877,437
Accrued expenses	269,870	323,651
Other payables	1,401,470	1,312,361
Advances from customers	2,078,866	2,228,238
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,629,062	-
Short-term notes payable	4,887,187	4,909,662
Total Current Liabilities	14,171,838	12,005,916
Non-current Liabilities:
Construction loan facility	11,403,438	12,484,183
Long-term deferred tax liability	252,707	176,414
Total Liabilities	25,827,983	24,666,513
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	62,848,901	88,896,276
Accumulated other comprehensive income	19,771,160	20,414,381
Total Stockholders' Equity	106,253,845	132,944,441
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$132,081,828	$157,610,954

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Year
	Ended December 31,
	2014	2013
Revenue	$24,927,707	$32,806,678
Cost of revenue	17,215,576	23,405,886
Inventory obsolescence	2,250,130	9,881,711

Gross profit (loss)	5,462,001	(480,919)

Operating expenses:
Selling expenses	3,346,511	3,284,905
General and administrative expenses	1,716,760	2,404,338
Research and development expenses	2,798,557	1,683,244
Bad debt expense	20,643,035	10,752,991
Losses from natural disaster	2,276,519	-
Total operating expenses	30,781,382	18,125,478

Subsidy income	65,113	-

Loss from operations	(25,254,268)	(18,606,397)

Other income (expense):
Interest income	69,739	8,457
Interest expense	(785,804)	(348,696)
Net other expense	(716,065)	(340,239)

Loss before income taxes	(25,970,333)	(18,946,636)
Income tax expense	(77,042)	(1,061,413)
Net loss	(26,047,375)	(20,008,049)
Other comprehensive income (loss) - foreign currency
translation adjustment	(643,221)	4,435,923
Comprehensive loss	$(26,690,596)	$(15,572,126)
Loss per share:
Basic	$(0.60)	$(0.46)
Diluted	$(0.60)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2012	43,579,557	43,580	23,590,204	108,904,325	15,978,458	148,516,567

Net loss for the year	-	-	-	(20,008,049)	-	(20,008,049)
Foreign currency translation adjustment	-	-	-		4,435,923	4,435,923
Balance, December 31, 2013	43,579,557	43,580	23,590,204	88,896,276	20,414,381	132,944,441

Net loss for the year	-	-	-	(26,047,375)	-	(26,047,375)
Foreign currency translation adjustment	-	-	-	-	(643,221)	(643,221)
Balance, December 31, 2014	43,579,557	$43,580	$23,590,204	$62,848,901	$19,771,160	$106,253,845

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(26,047,375)	$(20,008,049)
Depreciation and amortization	1,785,835	1,612,830
Bad debt expense	20,643,035	10,752,991
Deferred income taxes	77,042	1,061,413
Inventory obsolescence reserve	(1,055,529)	6,121,655
Changes in assets and liabilities:
Trade accounts and other receivables	(3,443,329)	3,633,180
Advances to suppliers	(296,979)	(2,625,629)
Inventory	12,780,457	11,155,810
Trade accounts payable	634,673	(1,183,733)
Accrued taxes payable	84	(2,499,949)
Other payables and accrued expenses	37,584	356,640
Advances from customers	(139,066)	218,656
Prepaid expenses	(404,060)	-
Net Cash Provided by Operating Activities	4,572,372	8,595,815

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(714,697)	(298,631)
Purchases of property and equipment	(5,128,699)	(18,794,261)
Net Cash Used in Investing Activities	(5,843,396)	(19,092,892)

Cash Flows from Financing Activities:
Proceeds from construction term loan	605,002	12,322,648
Net Cash Provided by Financing Activity	605,002	12,322,648

Effect of Exchange Rate Changes on Cash	(31,327)	137,860
Net (Decrease) Increase in Cash and Cash Equivalents	(697,349)	1,963,431
Cash and Cash Equivalents at Beginning of Period	5,993,139	4,029,708
Cash and Cash Equivalents at End of Period	$5,295,790	$5,993,139

Supplemental Cash Flow Information:
Cash paid for interest	$1,230,800	$569,855
Cash paid for income taxes	-	2,481,164

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$46,780	$144,243
Accounts receivable collected with banker's acceptances	2,777,579	8,317,045
Inventory purchased with banker's acceptances	2,489,698	4,626,165
Advances for purchases of equipment paid with banker's acceptances	-	2,564,790
Advances for purchases of intangibles paid with banker's acceptances	164,208	897,820

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by China’s Ministry of Commerce and the National Development and Reform Commission (the latest version is the 2012 version, effective January 30, 2012) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not the case for the Company’s business.

Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005 by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishing of Enterprises with Foreign Investment in the PRC on the same day and its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005.

The Company has acquired and continues to acquire well-accepted medical formulas to add to its diverse portfolio of Western and Chinese medicines.

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

Accounting Estimates - The methodology used to prepare for the Company’s financial statements is in conformity with the accounting principles generally accepted in the United States of America, which requires the management of the Company (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker’s acceptances purchased with maturities of three months or less.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. As of December 31, 2014, the Company had trade accounts receivable amounting to $48,569,986 from sales that occurred more than one year from that date, which the Company believes are collectable.

During 2014, the Company offered two of its largest customers a discount of 30% for payments for accounts receivable that were older than one year. The amount of the outstanding accounts receivable balance the discount was applied to was approximately $1.8 million. As a result, the Company recognized additional bad debt expense of approximately $0.53 million for the year ended December 31, 2014.  During 2013, Management negotiated settlement offers with certain customers with approximately $8.0 million in accounts receivable balances that were greater than one (1) year past due. The offers to these customers were comprised of discounts ranging from 15% to 30% of the total past due balance in exchange for payment in full by December 31, 2013. As a result, the Company was able to collect cash of approximately $5.85 million, and recognized additional bad debt expenses for the negotiated discounts of approximately $2.1 million for the year ended December 31, 2013.

Advances to Suppliers and Advances from Customers – Common practice in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. We charge inventory obsolescence expense for inventory allowance to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Charges to inventory obsolescence expense totaled $2,250,130 and $9,881,711 for the years ended December 31, 2014 and 2013, respectively. The Company recognized an inventory obsolescence reserve of ($1,093,082) and $6,257,142 for the years ended December 31, 2014 and 2013, respectively.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. For the years ended December 31, 2014 and 2013, the Company evaluated its long-lived assets and determined that no impairment adjustment was necessary.

Property and Equipment – Property and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred and major improvements are capitalized. Gains or losses on sale, trade-in or retirement are included in operations during the period of disposition.

Revenue Recognition – Revenue is considered earned when the Company obtains persuasive evidence of an arrangement with the customer, when delivery of the products has occurred, when the sales price is fixed or determinable, and when collectability is reasonably assured. Delivery does not occur until products have been shipped to the customer, the risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company obtains objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Cost of Revenues – Cost of revenues includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of products.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development expenses were $2,798,557 and $1,683,244 for the years ended December 31, 2014 and 2013, respectively.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by the provincial governments. The benefit plans of the government assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $249,921 and $241,384 to retirement benefit plans for the years ended December 31, 2014 and 2013, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. The Company did not incur any advertising costs for the years ended December 31, 2014 and 2013.

Basic and Diluted (Loss) Earnings per Common Share - Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Year
	Ended December 31,
	2014	2013
Net loss	$(26,047,375)	$(20,008,049)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.60)	$(0.46)
Diluted loss per share	$(0.60)	$(0.46)

There were no potential dilutive common shares outstanding during the years ended December 31, 2014 and 2013, respectively.

Credit Risk – The carrying amount of accounts receivable included in the balance sheet represents the Company's exposure to credit risk in relation to its financial assets. No other financial assets carries a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer's financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded Management's estimates.

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secured due to the state policy of protecting depositors’ interests. The PRC promulgated a new Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2017, with early application not permitted. The Company is in the process of determining what impact, if any, the adoption of ASU 2014-09 will have on its financial statements and related disclosures. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning December 15, 2015.  The Company does not anticipate the adoption of ASU 2014-12 will have a material impact on its financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

NOTE 2 – LOSSES FROM NATURAL DISASTER

On July 18, 2014, the Company’s manufacturing facilities and inventory sustained storm damage from a powerful tropical typhoon that hit Haikou on that date. The losses are comprised of $2,016,068 of inventory related costs and $260,451 of facilities damage costs.  The Company received minor insurance compensation as only the building of new plant was insured and the damage to it was minor.

 The Company assessed whether any asset impairment had occurred as a result of the storm and decided no impairment necessary. In addition, the Company assessed whether the damage caused by the tropical typhoon exposed the Company to environmental remediation liability. Based on the assessment, the Company determined that no such exposure had occurred.

NOTE 3 – PRODUCT RECALL

In March 2013, the China Food and Drug Administration (“CFDA”) issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of its reevaluation on the indications from the recent China and international research materials. The CFDA found that the risks of side effects to the nervous system and the cardiovascular system from Buflomedil have surpassed its clinical treatment benefits. The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil-related products.

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

Pursuant to the CFDA Notice, the CFDA revoked all production licenses for Buflomedil-based products. The carrying value of the Company’s Buflomedil-related intangible assets was zero; therefore, no impairment of the Company’s intangible assets was necessary.

NOTE 4 – INVENTORY

Inventory consisted of the following:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
Raw materials	$18,819,570	$28,259,707
Work in process	-	853,602
Finished goods	3,436,330	3,590,937
	22,255,900	32,704,246
Obsolescence reserve	(6,934,044)	(8,027,126)
Total Inventory	$15,321,856	$24,677,120

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2014	2013
Permit of land use	$458,853	$460,964
Building	11,279,704	2,494,623
Plant, machinery and equipment	28,358,694	6,671,620
Motor vehicle	150,976	151,670
Office equipment	268,521	229,210
Construction in progress	5,848	25,497,600
Total	40,522,596	35,505,687
Less: accumulated depreciation	(6,640,718)	(5,264,350)
Property and Equipment, net	$33,881,878	$30,241,337

Construction in progress consists primarily of the construction of a new production facility, the acquisition of related equipment and capitalized interest during the construction period. Once the building and machinery is in production and the facility is in use, the amount of construction in progress is moved into plant, machinery and equipment and depreciated. During the year ended December 31, 2014, an aggregate of approximately $25.5 million was reclassified from construction in progress to their respective property and equipment category as the assets were placed in service and depreciation commenced. A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Year
	Ended December 31,
	2014	2013
Total interest cost incurred	$1,244,346	$583,400
Interest cost capitalized	458,542	234,704
Interest expense	$785,804	$348,696

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2014 and 2013, depreciation expense was $1,399,396 and $846,512, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA. The Company did not obtain CFDA production approval for any medical formula during the year ended December 31, 2014 and 2013 and no costs were reclassified from advances to intangible assets in 2014 and 2013, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $386,440 and $766,318 for the years ended December 31, 2014 and 2013, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment losses were recognized during the years ended December 31, 2014 and 2013, respectively.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	December 31,	December 31,
	2014	2013
Gross carrying amount	$5,499,494	$5,524,785
Accumulated amortization	(4,182,273)	(3,812,992)
Net carrying amount	$1,317,221	$1,711,793

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2015	$ 321,753
2016	300,191
2017	258,094
2018	137,930
2019	64,755
Thereafter	234,498
Total	$ 1,317,221

NOTE 7 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it has entered into contracts with independent laboratories and others for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas at the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. The Company received the titles to two patents that relate to medical formulas currently in the CFDA approval process for the year end December 31, 2013. These patents have not expired.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Prior to entering into contracts with the Company, laboratories typically are required to complete all  research and development to determine the content of the medical formula and the method to produce the generic medicine. The application to the CFDA for production approval must be made by the production facility that will produce the related product. As a result, a contract typically provides that the Company buys the medical formula from the laboratory and the laboratory is required to assist the Company in applying for and obtaining the production approval from the CFDA.

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally require three to five years to complete. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After completing the clinical study, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain CFDA approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can commence the production and sales of the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the date  the Company signs the medical formula contracts.

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

As of December 31, 2014 and 2013, the Company was obligated to pay laboratories and others approximately $4,551,000 and $5,466,000, respectively, upon the completion of the various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 8 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of December 31, 2014 and 2013 which are recorded as other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $13,546 was recognized for each of the years ended December 31, 2014 and 2013.

NOTE 9 – NOTES PAYABLE

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In November 2014, the Company entered into a new line of credit with the same bank on identical terms.  The amounts advanced under the line of credit are due November 24, 2015. Advances on the line of credit are due one year from the date of the advance and are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government’s current short term rate of 5.6%). In addition, the Company’s Chief Executive Officer and Chair of the board of directors personally guaranteed the new line of credit.

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of December 31, 2014 and 2013 ($4,887,187 as of December 31, 2014 and $4,909,662 as of December 31, 2013).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of December 31, 2014 and 2013 approximated their fair value because of the immediate or short-term maturity of these financial instruments and because the underlying instruments bear interest rates that approximated current market rates.

NOTE 10 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13.0 and $12.5 million as of December 31, 2014 and 2013, respectively) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility amount is RMB 80,000,000 (approximately $13 million) and is from the same bank that currently provides the line of credit as discussed in Note 9.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipments and machinery. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in annual installments over the next six years through July 11, 2021. As of December 31, 2014, the Company had no additional amounts available to it under this loan facility.

Principal payments required for the next five years as of December 31, 2014 are as follows:

Year	Amount
2015	1,629,062
2016	1,629,062
2017	2,443,594
2018	2,443,594
2019	2,443,594
Thereafter	2,443,594
$13,032,500

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2014 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 11 - INCOME TAXES

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $68.3 million as of December 31, 2014. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2014, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2011 through December 31, 2014 and the Chinese income tax return for the year ended December 31, 2014 are open for possible examination.

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

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. In 2013, the Company again applied for and received the same favorable tax rate for 2014 to 2016.  Under the current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2013	15%
2014	15%
2015	15%
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013
Current	$-	$-
Deferred	77,042	1,061,413
Total income tax expense (benefit)	$77,042	$1,061,413

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Years Ended December 31,
	2014	2013
(Benefit) tax at statutory rate of 25%	$(6,511,844)	$(4,736,660)
Stock based compensation from current and prior years	-	8,534
Effect of tax holiday	2,563,701	1,834,517
Other, primarily the difference in U.S. tax rates	7,815	-
Change in valuation allowance	4,017,370	3,955,022
Income tax expense	$77,042	$1,061,413

The effect of the tax holiday amounted to a change in the tax expense (benefit) of $2,559,466 and $1,834,517 for the years ended December 31, 2014 and 2013, which was equivalent to basic and diluted earnings per share of ($0.09) and ($0.04) per share for the years ended December 31, 2014 and 2013, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Allowance for doubtful trade receivables	$5,002,516	$1,995,243
Allowance for doubtful other receivables	9,049	6,460
Inventory obsolescence reserve	1,040,107	1,501,687
Expenses not deductible in current year	31,000	31,143
PRC net operating loss carry forward	1,688,417	328,643
U.S. net operating loss carry forward	1,181,679	1,052,784
Total deferred income tax assets	8,952,768	4,915,960
Valuation allowance	(8,952,768)	(4,915,960)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$252,707	$176,414

As of December 31, 2014, the Company had net operating loss carryforwards for PRC tax purposes of approximately $11.3 million which are available to offset any future taxable income through 2019. The Company also has net operating losses for United States federal income tax purposes of approximately $3.5 million which are available to offset future taxable income, if any, through 2034.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2014 and 2013.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $8,952,768 and $4,915,960 as of December 31, 2014 and 2013, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker’s acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of December 31, 2014 and 2013:

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$458,233	$-	$458,233	$-
Total	$458,233	$-	$458,233	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2013	Level 1	Level 2	Level 3
Banker's acceptance notes	$336,003	$-	$336,003	$-
Total	$336,003	$-	$336,003	$-

NOTE 13 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Warrants

As of December 31, 2012, the Company had warrants outstanding and exercisable to purchase an aggregate of 150,000 shares of Company's common stock at exercise prices ranging from $3.00 to $3.80 per share, which expired on May 16, 2013.As of December 31, 2014 and 2013, the Company had no warrants outstanding.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through December 31, 2014, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of December 31, 2014 under the Plan.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

There were no securities issued from the Plan during each of the year ended December 31, 2014 and 2013.  Options to purchase 25,000 shares of common stock at an exercise price of $2.54 per share were forfeited during 2013.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the years ended December 31, 2014 and 2013.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. Expected volatility is based on the historical volatility of the Company’s common stock prices. The Company uses historical data to estimate employee termination rates. The expected term of options granted is determined by the simplified method, which is one-half of the original contractual term. The simplified method is used due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2014, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments – The Company entered into purchase and construction agreements during the year ended December 31, 2013 in connection with the construction of a new facility and required manufacturing improvements.  Under these agreements, the Company made payments in the amount of $4,637,671 and $25,474,525 during the years ended December 31, 2014 and 2013, respectively. These payments are classified as property and equipment as of December 31, 2014 and as construction in progress on the accompanying balance sheet as of December 31, 2013.

NOTE 15 – CONCENTRATIONS

For the year ended December 31, 2014, one customer accounted for 16.2% of sales and one supplier accounted for 26.5% of raw material purchases, one customer accounted for 17.7% of accounts receivable, and three different products accounted for 49%, 12% and 11% of revenue.

For the year ended December 31, 2013, no customer accounted for more than 10% of sales and one supplier accounted for 18.7% of raw material purchases, two customers accounted for 14.5% and 11.2% of accounts receivable, and three different products accounted for 35%, 13% and 10% of revenue.