Form 10-Q
period 2015-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2015-05-11
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of May 5, 2014.

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

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,268,856	$5,295,790
Banker's acceptances	120,766	458,233
Trade accounts receivable, less allowance for doubtful
accounts of $40,638,941 and $33,350,109, respectively	18,806,377	24,851,086
Other receivables, less allowance for doubtful
accounts of $67,988 and $60,325, respectively	250,248	272,199
Advances to suppliers	8,082,226	7,889,009
Inventory, less allowance for obsolescence
of $7,169,389 and $6,934,044, respectively	15,348,939	15,321,856
Prepaid expenses	231,637	404,370
Total Current Assets	48,109,049	54,492,543

Advances for purchases of intangible assets	42,594,188	42,390,186
Property and equipment, net of accumulated depreciation of
$7,530,897 and $6,640,718, respectively	33,234,025	33,881,878
Intangible assets, net of accumulated amortization of
$4,299,549 and $4,186,273, respectively	1,226,411	1,317,221
TOTAL ASSETS	$125,163,673	$132,081,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,232,670	$2,550,816
Accrued expenses	260,796	269,870
Other payables	1,425,437	1,401,470
Advances from customers	1,844,518	2,078,866
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,636,902	1,629,062
Short-term notes payable	4,910,707	4,887,187
Total Current Liabilities	14,665,597	14,171,838
Non-current Liabilities:
Construction loan facility	11,458,317	11,403,438
Long-term deferred tax liability	273,291	252,707
Total Liabilities	26,397,205	25,827,983
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	54,874,958	62,848,901
Accumulated other comprehensive income	20,257,726	19,771,160
Total Stockholders' Equity	98,766,468	106,253,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$125,163,673	$132,081,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue	$5,694,930	$7,105,515
Cost of revenue	4,434,706	4,445,129
Inventory obsolescence	201,097	-

Gross profit	1,059,127	2,660,386

Operating expenses:
Selling expenses	988,953	820,405
General and administrative expenses	472,429	423,927
Research and development expenses	160,828	444,407
Bad debt expense	7,104,656	3,308,129
Total operating expenses	8,726,866	4,996,868

Loss from operations	(7,667,739)	(2,336,482)

Other income (expense):
Interest income	26,855	21,783
Interest expense	(313,775)	(56,447)
Net other expense	(286,920)	(34,664)

Loss before income taxes	(7,954,659)	(2,371,146)
Income tax expense	(19,284)	(19,347)
Net loss	(7,973,943)	(2,390,493)
Other comprehensive income - foreign currency
translation adjustment	486,566	(1,114,984)
Comprehensive loss	$(7,487,377)	$(3,505,477)
Loss per share:
Basic	$(0.18)	$(0.05)
Diluted	$(0.18)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(7,973,943)	$(2,390,493)
Depreciation and amortization	951,212	298,955
Bad debt expense	7,104,656	3,308,129
Inventory obsolencence reserve	201,097	-
Deferred income taxes	19,284	19,347
Changes in assets and liabilities:
Trade accounts and other receivables	(1,408,092)	(1,502,564)
Advances to suppliers	(154,575)	(29,253)
Inventory	396,521	482,976
Trade accounts payable	917,765	2,504,292
Accrued taxes payable	18,019	321,134
Other payables and accrued expenses	(4,813)	(24,759)
Advances from customers	(243,289)	(66,326)
Prepaid expenses	173,919	(430,479)
Net Cash Provided by Operating Activities	(2,239)	2,490,959

Cash Flows from Investing Activities:
Purchases of property and equipment	(47,106)	(3,753,668)
Net Cash Used in Investing Activities	(47,106)	(3,753,668)

Cash Flows from Financing Activity:
Proceeds from construction term loan	-	607,733
Net Cash Provided by Financing Activity	-	607,733

Effect of Exchange Rate Changes on Cash	22,411	(46,204)
Net (Decrease) Increase in Cash and Cash Equivalents	(26,934)	(701,180)
Cash and Cash Equivalents at Beginning of Period	5,295,790	5,993,139
Cash and Cash Equivalents at End of Period	$5,268,856	$5,291,959

Supplemental Cash Flow Information:
Cash paid for interest	$310,390	$276,215
Cash paid for income taxes	-	-

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$-	$1,382
Accounts receivable collected with banker's acceptances	464,075	644,740
Inventory purchased with banker's acceptances	551,167	915,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation, owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, which owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), a company organized under the laws of the People's Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the “Company”.

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

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by China’s Ministry of Commerce and the National Development and Reform Commission (the latest version is the 2015 version, effective April 10, 2015) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not the case for the Company’s business.

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

Condensed Financial Statements – The accompanying unaudited condensed consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 30, 2015.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months
	Ended March 31,
	2015	2014
Net loss	$(7,973,943)	$(2,390,493)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.18)	$(0.05)
Diluted loss per share	$(0.18)	$(0.05)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$18,779,245	$18,819,570
Work in process	-	-
Finished goods	3,739,083	3,436,330
	22,518,328	22,255,900
Obsolescence reserve	(7,169,389)	(6,934,044)
Total Inventory	$15,348,939	$15,321,856

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2015	2014
Permit of land use	$461,063	$458,853
Building	11,333,987	11,279,704
Plant, machinery and equipment	28,541,198	28,358,694
Motor vehicle	151,702	150,976
Office equipment	271,096	268,521
Construction in progress	5,876	5,848
Total	40,764,922	40,522,596
Less: accumulated depreciation	(7,530,897)	(6,640,718)
Property and Equipment, net	$33,234,025	$33,881,878

A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months
	Ended March 31,
	2015	2014
Total interest cost incurred	$313,775	$276,215
Interest cost capitalized	-	219,768
Interest expense	$313,775	$56,447

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

For the three months ended March 31, 2015 and 2014, depreciation expense was $854,485 and $201,909, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”) in China. During the three months ended March 31, 2015, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the three months ended March 31, 2015 and 2014, amortization expense relating to intangible assets was $96,726 and $97,046, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the three months ended March 31, 2015 or 2014.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2015 and December 31, 2014, intangible assets consisted solely of CFDA approved medical formulas as follows:

	March 31,	December 31,
	2015	2014
Gross carrying amount	$5,525,960	$5,499,494
Accumulated amortization	(4,299,549)	(4,182,273)
Net carrying amount	$1,226,411	$1,317,221

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval had not been obtained for certain medical formulas as of the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently under the CFDA’s review also come with patents. As of March 31, 2015, the Company had received the title to two unexpired patents that relate to medical formulas currently in the CFDA approval process.

Prior to entering into contracts with the Company, laboratories typically are required to complete all  research and development to determine the content of the medical formula and the method to produce the generic medicine. The application for CFDA’s production approval must be made by the production facility that will produce the related product. As a result, a contract typically provides that once the Company buys the medical formula from the laboratory, the laboratory is required to assist the Company in applying for and obtaining the production approval from the CFDA.

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally require three to five years to complete. If the medical formula is purchased at the point when the generic medical product receives the CFDA’s approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After completing the clinical study, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the application and finally obtain the CFDA production approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can commence the production and sales of the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the date the Company signs the medical formula contracts.

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2015, the Company was obliged to pay laboratories and others approximately $5.19 million upon completion of various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 as of March 31, 2015 and December 31, 2014, respectively, and are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year and is payable on December 31, 2015.  Total interest expense of $3,386 and $3,386 was recognized for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7 – NOTES PAYABLE

In November 2014, the Company entered into a line of credit with a bank in the amount of RMB 30,000,000. The amounts advanced under the line of credit are due November 24, 2015. Advances on the line of credit are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government’s current short term rate of 5.6%). In addition, the Company’s Chief Executive Officer and Chair of the Board of Directors personally guaranteed the line of credit.

The outstanding balance due under the revolving line of credit as set forth above was RMB 30,000,000 as of March 31, 2015 and December 31, 2014 ($4,910,707 as of March 31, 2015 and $4,887,187 as of December 31, 2014).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as “Short-term notes payable” in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13.0 million as of March 31, 2015) on June 21, 2013. The loan facility is for an eight-year term, which commenced on the initial draw-down date of July 11, 2013, and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan currently bears interest at 7.205% based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, and is subjected to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in annual installments over six years through July 11, 2020. As of March 31, 2015, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of March 31, 2015 are as follows:

Year	Amount
2015	1,636,902
2016	1,636,902
2017	2,455,353
2018	2,455,353
2019	2,455,353
Thereafter	2,455,353
$13,095,219

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of March 31, 2015 and December 31, 2014 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

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

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $60.5 million as of March 31, 2015. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2014	15%
2015	15%
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2015	2014
Current	$-	$-
Deferred	(19,284)	(19,347)
Total income tax (benefit) expense	$(19,284)	$(19,347)

The Company has net operating loss carry forwards for PRC tax purposes of approximately $12.2 million as of March 31, 2015, of which approximately $6.9 million, $4.4 million and $0.9 million is available to offset future taxable income through 2018, 2019 and 2020, respectively.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of March 31, 2015 and December 31, 2014.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $10,351,793 and $8,952,768 as of March 31, 2015 and December 31, 2014, respectively.

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
Level 1 – Quoted prices in active markets for identical assets or liabilities;
Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data;
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements at
		Reporting Date Using
Description	March 31, 2015	Level 1	Level 2	Level 3
Banker's acceptance notes	$120,766	$-	$120,766	$-
Total	$120,766	$-	$120,766	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$458,233	$-	$458,233	$-
Total	$458,233	$-	$458,233	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board of Directors.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010, its stockholders approved the Company’s 2010 Incentive Plan (the “Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2015, there were no options to purchase common stock and 175,000 shares of restricted stock granted and outstanding under the Plan.

There were no securities issued under the Plan during the three months ended March 31, 2015 and March 31, 2014. As of March 31, 2015 there was no unrecognized compensation expense related to securities granted under the Plan.

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

NOTE 14 – CONCENTRATIONS

As of March 31, 2015, one customer accounted for 17.3% of accounts receivable.  As of December 31, 2014, one customer accounted for 17.7% of accounts receivable.

For the three months ended March 31, 2015 and 2014, one customer accounted for 19.7% and 16.6% of sales, respectively.

For the three months ended March 31, 2015 and 2014, purchases from one supplier accounted for 29.5% and 37.5% of raw material purchases, respectively.

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

Business Overview & Recent Developments

The China Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “New GMP Standards”) on February 12, 2011, which became effective on March 1, 2011. The New GMP Standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines were required to be completed by the end of 2013; and the upgrading of our oral solution production lines were required to be completed by the end of 2015. In November 2014 we received new GMP certificates for the four new injectable production lines in our new factory and initiated production on those lines. In January 2015 we also received new GMP certificates for the tablet and capsule production lines in our old factories. We plan to upgrade the dry powder injectable production line, granule production line and cephalosporin production line in our old factories by the end of 2015.

The products in our pipeline have experienced delays. The CFDA has enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all the pharmaceutical products including all of our product types. We commenced leading formulation screening, new technology exploration, technical criteria improvement activities in 2013. We expect this new model will improve our developments and expand our exploration channels for the pipeline products.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Market Trends

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

Results of Operations for the Three Months Ended March 31, 2015

China provides a unique opportunity to its pharmaceutical industry; however, real challenges remain: from compulsory GMP upgrading requirements and rising pricing pressure to extended regulatory review time for new medical production applications. Each of these challenges impacted our performance negatively in this period, causing us to experience a significant decrease in our financial results due to lower sales, increased costs related to new product development and continued challenges with the collection of accounts receivable prior to mandatory price reductions imposed by the healthcare reform in China.

Our net loss for the three months ended March 31, 2015 was $8.0 million, compared to net loss of $2.4 million for the three months ended March 31, 2014. Net loss for the three months ended March 31, 2015 was mainly due to a decrease in revenue, and an increase in bad debt expense.

Revenue

Revenue decreased by 20% to $5.7 million for the three months ended March 31, 2015, as compared to $7.1 million for the three months ended March 31, 2014.

Set forth below are our revenues by product category in millions USD for the three months ended March 31, 2015 and 2014:

Product Category	Three Months Ended March 31		Net Change	% Change
	2015	2014
Anti-Viro/ Infection & Respiratory	$4.1	$5.0	($1.0)	-19%
CNS Cerebral & Cardio Vascular	$0.7	$0.9	($0.2)	-22%
Digestive Diseases	$0.1	$0.3	($0.2)	-52%
Other	$0.8	$0.9	($0.1)	-11%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $4.1 million in sales revenue in the first quarter of 2015 as compared to $5.0 million in the same period of 2014, a decrease of $0.9 million. The decrease in this category for the three months ended March 31, 2015 was primarily due to the decrease in Cefaclor sales, which were affected primarily by market demand volatility.

“CNS Cerebral & Cardio Vascular” category decreased by $0.2 million to $0.7 million in the first quarter of 2015 as compared to $0.9 million in the same period of 2014. The decrease was mainly a result of market share loss caused by the production suspension of injectable product lines in 2014.

Sales of the “Digestive Diseases” category decreased by $0.2 million to $0.1 million in the first quarter of 2015 as compared to $0.3 million in the same period of 2014. The decrease was mainly a result of market share loss caused by the production suspension of injectable product lines in 2014.

Our “Other” category generated $0.8 million of sales in the first quarter of 2015 as compared to $0.9 million in the same period of 2014, a decrease of $0.1 million.

In the three months ended March 31, 2015, revenue breakdown by product category showed minor changes. Sales of the “Anti-Viro / Infection & Respiratory” products category represented 71% of total sales in the three months ended March 31, 2015 as compared to 70% in the same period last year. The “CNS, Cerebral & Cardio Vascular” category represented 12% of total revenue in the three months ended March 31, 2015 as compared to 13% in the same period last year. The “Digestive Diseases” category represented 3% of total revenue in three months ended March 31, 2015 as compared to 4% in the same period last year.  The “Other” category represented 14% and 13% of revenues in three months ended March 31, 2015 and 2014, respectively.

Cost of Revenue

For the three months ended March 31, 2015, our cost of revenue was $4.4 million, or 78% of total revenue, while it remained flat in terms of dollar amount as compared to $4.4 million in the same period last year, or 63% of total revenue, in the first quarter of 2014.

The increase in cost of revenue as a percentage of revenues was mainly due to the outsourced production costs for certain products incurred during 2014 when our injectable product lines were suspended. These outsourced finished goods were sold during the three months ended March 31, 2015. There were no outsourced production costs for the three months ended March 31, 2014. In addition, we believe our new production lines have not yet reached their optimal efficiency resulting in higher costs for the three months ended March 31, 2015.

Inventory Obsolescence

There was $0.2 million inventory obsolescence recorded for the three months ended March 31, 2015, and no inventory obsolescence for the three months ended March 31, 2014. We started recording inventory obsolescence allowance on a quarterly basis from this period as we believe it may result in material modification in our financial statements; while previously, we tested and recorded inventory obsolescence allowance on an annual basis.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2015 was $1.1 million, a decrease of $1.6 million, from gross profit of $2.7 million in the same period of 2014. Our gross profit margin in the first quarter of 2015 was 19% as compared to 37% in the same period of 2014. The decrease in gross profit margin was mainly due to the outsourced production costs for certain products incurred during 2014 when our injectable product lines were suspended and inventory obsolescence expense incurred in the three months ended March 31, 2015.

Selling Expenses

Our selling expenses for the three months ended March 31, 2015 were $1.0 million, which represented an increase of $0.2 million to $0.8 million in the same period last year. Selling expenses accounted for 17% of the total revenue in the first quarter 2015 compared to 12% in the same period in 2014. The increase in selling expense was mainly due to a $0.2 million expense related to a sales service agreement entered in July 2014, as well as increased travel expenses incurred by sales personnel in the current period. There was no comparable sales service agreement expense for the three months ended March 31, 2014.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2015 were $0.5 million as compared to $0.4 million in the same period 2014. General and administrative expenses accounted for 8% and 6% of total revenues in the three months ended March 31, 2015 and 2014, respectively.

Research and Development Expense

Our research and development expenses for the three months ended March 31, 2015 and 2014 were $0.2 million and $0.4 million, respectively. The decrease in research and development expense for the three months ended March 31, 2015 was mainly due to the reduction of costs related to the upgrading of new production lines as compared to the three months ended March 31, 2014.

Bad Debt Expense

Our bad debt expense for the three months ended March 31, 2015 were $7.1 million, which represented an increase of $3.8 million from $3.3 million in the same period of 2014. The increase in bad debt expenses was mainly due to the increased aging of the accounts receivable. We continued the marketing strategy of priority supply to customers with high-quality accounts receivable payment history, which in turn affected our relationship with customers with poor accounts receivable payment performance, and their payment has been further slowed down. Nevertheless, even if the aging of the accounts receivable remains old, the management endeavors to facilitate and incentivize the repayment from such customers and may consider favored policies for that purpose.

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell our products to mostly government-backed hospitals. Therefore, the age of our receivables from our customers tends to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the government, management believes that the deferred payments from state-owned hospitals are relatively secured. Despite the increased proportion of our long aging accounts receivable, the Company will continue to make every effort in the goal to recover all outstanding arrears of accounts receivable.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $18.0 million and $23.6 million as of March 31, 2015 and December 31, 2014, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
1 - 90 Days	4.3%	5.2%
90 - 180 Days	4.3%	4.5%
180 - 360 Days	7.1%	6.9%
360 - 720 Days	18.3%	29.7%
> 720 Days	66.0%	53.7%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $40.6 million and $33.4 million as of March 31, 2015 and December 31, 2014, respectively. The changes in the allowance for doubtful accounts during the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Balance, Beginning of Period	$33,350,109	$13,301,622
Bad debt expense	7,104,656	3,308,129
Foreign currency translation adjustment	184,176	-141,299
Balance, End of Period	$40,638,941	$16,468,452

Loss from Operations

Our operating loss for the three months ended March 31, 2015 was $7.7 million as compared to $2.3 million in the same period of 2014.  The increase of the operating loss was the primarily due to the decrease in revenue, and the bad debt expense recognized for the three months ended March 31, 2015.

Income Tax Benefit

For the three months ended March 31, 2015 and 2014, our income tax rate was 15%. Income tax benefit was $0.02 million for the three months ended March 31, 2015, remaining to be the similar comparing to $0.02 million benefit recognized for the three months ended March 31, 2014. The income taxes recognized for the three months ended March 31, 2015 and 2014 were related to changes in deferred tax assets and liabilities. We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net loss for three months ended March 31, 2015 was $8.0 million, compared to net loss of $2.4 million in the same period of 2014. The increase of the net loss was primarily due to the decrease in revenue and the bad debt expense recognized for the three months ended March 31, 2015.

For the three months ended March 31, 2015, loss per basic and diluted common share was $0.18, compared to loss per basic and diluted share of $0.05 for the same period of 2014.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $5.3 million, which represents 4.2% of our total assets as of March 31, 2015, remaining comparable to $5.3 million, which represented 4.0% of our total assets as of December 31, 2014. All of the $5.3 million of cash and cash equivalents as of March 31, 2015 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of March 31, 2015, we had a principal balance of $4.9 million in short-term bank loans. This loan is due on November 24, 2015. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The current portion of the construction loan facility is $1.6 million as of March 31, 2015 and is payable on July 11, 2015. Both the short-term bank loan and the construction loan facility are from the same bank. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility.

Based on our current operating plan, management believes that the cash provided by operations will be sufficient to meet our working capital needs, our construction loan repayment and our anticipated capital expenditures, including expenditures for new formula acquisitions and the new GMP upgrading related construction and equipment in our prior facility for the next twelve months. However, if circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $2,239 in the three months ended March 31, 2015, compared to net cash generated by operating activities of $2.5 million for the same period in 2014. The change in operating cash flow activities was mainly due to decrease in revenue, and increase in payment to suppliers in the three months ended March 31, 2015 compared to December 31, 2014.

As of March 31, 2015, our accounts receivable was $18.8 million, a decrease of $6.0 million from $24.9 million as of December 31, 2014. Our receivables decreased due to our enhanced collection efforts as well as the increased allowance for doubtful accounts as of March 31, 2015 compared to December 31, 2014.

As of March 31, 2015, the total inventory was $15.3 million, remaining comparable to $15.3 million as of December 31, 2014.

Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $47,106, compared to $3.8 million for the same period of 2014.  The decrease in investment spending in the first quarter in 2015 was mainly due to the decrease in investment in GMP upgrading related construction and equipment.

Financing Activities

There were no financing activities in the three months ended March 31, 2015, and there was $0.6 million cash provided by financing activities in the three months ended March 31, 2014. The financing activities that occurred in 2014 were related to the construction loan facility described under the first paragraph under this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of March 31, 2015 and December 31, 2014, the net assets of Helpson were $93,961,000 and $124,226,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) on March 31, 2015 and December 31, 2014, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 8.7% and 6.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2015.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Commitments

As of March 31, 2015 we were obligated to pay laboratories and others approximately $4.6 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 11, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: May 11, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.                      Description

31.1 – Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS  – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document