Form 10-Q
period 2015-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2015-08-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 001-34471

CHINA PHARMA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-1564807
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of August 11, 2015.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

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

The results of operations for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,549,200	$5,295,790
Banker's acceptances	90,330	458,233
Trade accounts receivable, less allowance for doubtful
accounts of $42,844,045 and $33,350,109, respectively	17,175,376	24,851,086
Other receivables, less allowance for doubtful
accounts of $81,605 and $60,325, respectively	401,223	272,199
Advances to suppliers	8,450,189	7,889,009
Inventory, less allowance for obsolescence
of $7,222,881 and $6,934,044, respectively	13,623,919	15,321,856
Prepaid expenses	58,102	404,370
Total Current Assets	44,348,339	54,492,543

Advances for purchases of intangible assets	43,136,305	42,390,186
Property and equipment, net of accumulated depreciation of
$8,413,910 and $6,640,718, respectively	32,596,716	33,881,878
Intangible assets, net of accumulated amortization of
$4,389,602 and $4,186,273, respectively	1,154,782	1,317,221
TOTAL ASSETS	$121,236,142	$132,081,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,698,993	$2,550,816
Accrued expenses	253,012	269,870
Other payables	1,527,045	1,401,470
Advances from customers	1,042,971	2,078,866
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,642,360	1,629,062
Short-term notes payable	4,927,079	4,887,187
Total Current Liabilities	14,446,027	14,171,838
Non-current Liabilities:
Construction loan facility	11,496,518	11,403,438
Long-term deferred tax liability	293,634	252,707
Total Liabilities	26,236,179	25,827,983
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	50,759,606	62,848,901
Accumulated other comprehensive income	20,606,573	19,771,160
Total Stockholders' Equity	94,999,963	106,253,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,236,142	$132,081,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue	$5,674,175	$6,130,544	$11,369,105	$13,236,059
Cost of revenue	4,511,951	3,713,147	8,946,657	8,158,276
Inventory obsolescence	1,218,051	-	1,419,148	-

Gross (loss) profit	(55,827)	2,417,397	1,003,300	5,077,783

Operating expenses:
Selling expenses	1,012,463	627,442	2,001,416	1,447,847
General and administrative expenses	459,026	382,832	931,455	806,759
Research and development expenses	174,850	1,902,027	335,678	2,346,434
Bad debt expense	2,101,558	8,032,315	9,206,214	11,340,444
Total operating expenses	3,747,897	10,944,616	12,474,763	15,941,484

Loss from operations	(3,803,724)	(8,527,219)	(11,471,463)	(10,863,701)

Other income (expense):
Interest income	30,222	16,828	57,077	38,611
Interest expense	(322,422)	(113,363)	(636,197)	(169,810)
Net other expense	(292,200)	(96,535)	(579,120)	(131,199)

Loss before income taxes	(4,095,924)	(8,623,754)	(12,050,583)	(10,994,900)
Income tax expense	(19,428)	(19,196)	(38,712)	(38,543)
Net loss	(4,115,352)	(8,642,950)	(12,089,295)	(11,033,443)
Other comprehensive income (loss) - foreign currency
translation adjustment	348,857	153,664	835,413	(961,320)
Comprehensive loss	$(3,766,495)	$(8,489,286)	$(11,253,882)	$(11,994,763)
Loss per share:
Basic	$(0.09)	$(0.20)	$(0.28)	$(0.25)
Diluted	$(0.09)	$(0.20)	$(0.28)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(12,089,295)	$(11,033,443)
Depreciation and amortization	1,884,749	596,819
Bad debt expense	9,206,214	11,340,444
Inventory obsolencence reserve	231,326	-
Deferred income taxes	38,712	38,543
Changes in assets and liabilities:
Trade accounts and other receivables	(2,437,248)	(3,707,678)
Advances to suppliers	(494,834)	429,998
Inventory	2,508,519	4,781,501
Trade accounts payable	1,231,153	714,380
Accrued taxes payable	81,600	(35,513)
Other payables and accrued expenses	23,927	(124,072)
Advances from customers	(1,048,730)	(587,165)
Prepaid expenses	348,196	-
Net Cash Provided by Operating Activities	(515,711)	2,413,814

Cash Flows from Investing Activities:
Purchases of property and equipment and	-	-
construction in process	(264,869)	(4,543,490)
Net Cash Used in Investing Activities	(264,869)	(4,543,490)

Cash Flows from Financing Activity:
Proceeds from construction term loan	-	605,347
Net Cash Provided by Financing Activity	-	605,347

Effect of Exchange Rate Changes on Cash	9,790	(43,066)
Net (Decrease) Increase in Cash and Cash Equivalents	(770,790)	(1,567,395)
Cash and Cash Equivalents at Beginning of Period	5,319,990	5,993,139
Cash and Cash Equivalents at End of Period	$4,549,200	$4,425,744

Supplemental Cash Flow Information:
Cash paid for interest	$629,424	$621,841
Cash paid for income taxes	-	-

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$108,224	$35,275
Accounts receivable collected with banker's acceptances	952,353	944,624
Inventory purchased with banker's acceptances	924,000	1,235,956
Advances for intangible assets purchased with banker's acceptances	398,537	-

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

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,115,352)	$(8,642,950)	$(12,089,295)	$(11,033,443)
Basic weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Basic loss per share	$(0.09)	$(0.20)	$(0.28)	$(0.25)
Diluted loss per share	$(0.09)	$(0.20)	$(0.28)	$(0.25)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$17,016,993	$18,819,570
Work in process	-	-
Finished goods	3,829,807	3,436,330
	20,846,800	22,255,900
Obsolescence reserve	(7,222,881)	(6,934,044)
Total Inventory	$13,623,919	$15,321,856

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Permit of land use	$462,600	$458,853
Building	11,371,775	11,279,704
Plant, machinery and equipment	28,638,117	28,358,694
Motor vehicle	258,890	150,976
Office equipment	273,348	268,521
Construction in progress	5,896	5,848
Total	41,010,626	40,522,596
Less: accumulated depreciation	(8,413,910)	(6,640,718)
Property and Equipment, net	$32,596,716	$33,881,878

A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Total interest cost incurred	$322,422	$345,626	$636,197	$621,841
Interest cost capitalized	-	232,263	-	452,031
Interest expense	$322,422	$113,363	$636,197	$169,810

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

For the three and six months ended June 30, 2015 and 2014, depreciation expense was $857,752 and, $201,580, $1,712,237 and $403,489, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”) in China. During the six months ended June 30, 2015, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the three and six months ended June 30, 2015 and 2014, amortization expense relating to intangible assets was $75,785 and $96,284, $172,511 and $193,330, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the six months ended June 30, 2015 or 2014.

As of June 30, 2015 and December 31, 2014, intangible assets consisted solely of CFDA approved medical formulas as follows:

	June 30,	December 31,
	2015	2014
Gross carrying amount	$5,544,384	$5,499,494
Accumulated amortization	(4,389,602)	(4,182,273)
Net carrying amount	$1,154,782	$1,317,221

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval had not been obtained for certain medical formulas as of the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently under the CFDA’s review also come with patents. As of June 30, 2015, the Company had received the title to two unexpired patents that relate to medical formulas currently in the CFDA approval process.

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

As of June 30, 2015, the Company was obliged to pay laboratories and others approximately $4.2 million upon completion of various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 as of June 30, 2015 and December 31, 2014, respectively, and are recorded as “other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year and is payable on December 31, 2015.  Total interest expense of $3,386 and $3,386, $6,772 and $6,772 was recognized for the three and six months ended June 30, 2015 and 2014, respectively.

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

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of June 30, 2015 and December 31, 2014 ($4,927,079 as of June 30, 2015 and $4,887,187 as of December 31, 2014).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13.0 million at June 30, 2015) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on the initial draw-down date of July 11, 2013, and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest at 7.205% based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, and is subjected to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94%.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in annual installments which are due prior to July 10 of the following year over the next six years through July 11, 2021. No principal payments have been made under the facility as of the date of this report on Form 10-Q. As of June 30, 2015, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of June 30, 2015 are as follows:

Year	Amount
2015	1,642,360
2016	1,642,360
2017	2,463,540
2018	2,463,540
2019	2,463,540
Thereafter	2,463,540
$13,138,878

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of June 30, 2015 and December 31, 2014 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 9 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates are recognized in operations in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $56.5 million at June 30, 2015. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2014	15%
2015	15%
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three months ended March 31,		Six months ended June 30,
	2015	2014	2015	2014
Current	$-	$-	$-	$-
Deferred	(19,428)	(19,196)	(38,712)	(38,543)
Total income tax (benefit) expense	$(19,428)	$(19,196)	$(38,712)	$(38,543)

The Company has net operating loss carry forwards for PRC tax purposes of approximately $14.0 million at June 30, 2015, of which approximately $6.9 million, $4.4 million and $2.7 million is available to offset future taxable income through 2018, 2019 and 2020, respectively.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of June 30, 2015 and December 31, 2014.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $9,655,878 and $8,952,768 as of June 30, 2015 and December 31, 2014, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2015	Level 1	Level 2	Level 3
Banker's acceptance notes	$90,330	$-	$90,330	$-
Total	$90,330	$-	$90,330	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$458,233	$-	$458,233	$-
Total	$458,233	$-	$458,233	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board of Directors.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010, its stockholders approved the Company’s 2010 Incentive Plan (the “Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2015, there were no options to purchase common stock and 175,000 shares of restricted stock granted and outstanding under the Plan.

There were no securities issued from the Plan during the six months ended June 30, 2015 and at June 30, 2015 there was no unrecognized compensation expense related to securities granted under the Plan.

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

NOTE 14 – CONCENTRATIONS

At June 30, 2015, two customers accounted for 17.3% and 10.7% of accounts receivable.  At December 31, 2014, one customer accounted for 17.7% of accounts receivable.

For the six months ended June 30, 2015 and 2014, one customer accounted for 12.7% and 15.9% of sales, respectively.

For the six months ended June 30, 2015 and 2014, purchases from one supplier accounted for 25.7% and 14.4% of raw material purchases, respectively.

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

Business Overview & Recent Developments

The China Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “New GMP Standards”) on February 12, 2011, which became effective on March 1, 2011. The New GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines were required to be completed by the end of 2013; and the upgrading of our oral solution production lines is required to be completed by the end of 2015. In November 2014, we received new GMP certificates for the four new injectable production lines in our new factory and initiated production on those lines. In January 2015, we also received new GMP certificates for the tablet and capsule production lines in our old factories. We plan to upgrade the granule and cephalosporin production line in our old factories by the end of 2015 while the dry powder injectable production line in our old factory is expected to be upgraded next year.

The new products in our pipeline have experienced delays. The CFDA has enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all pharmaceutical products including all of our product types. We commenced leading formulation screening, new technology exploration and technical criteria improvement activities in 2013. We expect this new model will improve our developments timelines and expand our exploration channels for our pipeline products.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Market Trends

It is noteworthy that in 2014 there were certain state policy changes, such as the intention to release the control over drug prices, the release of restrictions on Internet drug sales, and the promotion of market-oriented reform of health care, which invigorated the traditional Chinese medicine industry. The logic behind these policies was to allow the market to play a decisive role in the allocation of resources, so as to improve operational efficiency and solve the problem of the inaccessibility of medicine and medical care that was experienced by a lot of people. The development of the pharmaceutical industry seems to fit the characteristics of the new normal Chinese economy: the growth enters into the shift period, from high-speed growth to the medium-speed growth and the development of the industry relies on reformation, restructuring and innovation.

Currently, the health insurance fund spending accounts for more than 30% of total health expenditure, which is one of the main forces driving the development of the pharmaceutical industry in recent years. However, faced with huge health care expenses, the health insurance fund shortfall problem needs to be addressed urgently. Medicare cost control has been the focus of the government. The National Development and Reform Commission issued "Promote Drug Price Reform Program (Draft)" on November 25, 2014, which intends to control medical costs through Medicare spending and bidding, form drug prices by market competition, and abolished the maximum retail price restriction of drugs commencing on January 1, 2015. Some analysts believe that, when this reform program is implemented fully, Medicare rights will be enhanced and the bargaining power of medical institutions and other relevant parties will also be improved. Consequently, our whole industry will face even more severe price pressure.

China’s pharmaceutical industrial output growth continued to slow down from the second half of 2013. In addition, the industry growth in 2014 experienced significant decline compared to the previous years due to certain medicare cost controls, and the upgrading requirements under the New GMP Standards. The Company believes that this trend will continue. Southern Medicine Economic Institute promulgated by CFDA predicts by 2015 China’s pharmaceutical industry output growth of 15%, sales growth of 13%, and profit growth of 11%. Concerning the terminal market, China’s pharmaceutical terminal market is expected to reach RMB 1.407 trillion, an increase of 12.9% in 2015.

Results of Operations for the Three Months Ended June 30, 2015

Revenue

Revenue for the three months ended June 30, 2015 was $5.7 million, a decrease of 7% from $6.1 million for the three months ended June 30, 2014. This was mainly because we were in the middle of the GMP upgrading process in 2014 and, as a result, we missed some drug tenders in several provinces, thus affecting the sales of subsequent quarters.

Set forth below are our revenues by product categories in millions USD for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
Product Category	2015	2014	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.91	0.99	-0.08	-8%
Anti-Viro/ Infection & Respiratory	3.74	4.18	-0.44	-11%
Digestive Diseases	0.21	0.45	-0.24	-53%
Other	0.81	0.50	0.31	61%

“Other” category increased by $0.31 million to $0.81 million in the second quarter of 2015 compared to $0.50 million in the same period 2014, which was mainly due to the sales increase in Vitamin B6 for Injection.

The most significant decrease in revenue was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $3.74 million in sales revenue in the second quarter of 2015 compared to $4.18 million in the same period a year ago, a decrease of $0.44 million. This decrease was mainly caused by the decrease in sales of Cefaclor and Andro-grapholide due to market fluctuation.

Sales of the “Digestive Diseases” decreased by $0.24 million to $0.21 million in the second quarter in 2015 compared to $0.45 million in the same period of 2014, mainly due to the decrease in sales of Tiopronin, which were primarily affected by market volatility.

Our “CNS Cerebral & Cardio Vascular” category generated $0.91 million of sales in the second quarter in 2015, remaining fairly comparable to $0.99 million in the same period of last year.

In the three months ended June 30, 2015, revenue breakdown by product category stayed close to the condition in the same period of 2014. Sales of the “Anti-Viro / Infection & Respiratory” products category represented 68% of total sales in the three months ended June 30, 2015, compared to 66% in the same period last year. The “CNS, Cerebral & Cardio Vascular” category represented 16% of total revenue in the three months ended June 30, 2015 and 2014. The “Other” category represented 9% of total revenue in the three months ended June 30, 2015, compared to 15% in the same period last year. The “Digestive Diseases” category represented 7% and 3% of revenues in three months ended June 30, 2015 and 2014, respectively.

Cost of Revenue

For the three months ended June 30, 2015, our cost of revenue was $4.5 million, or 80% of total revenue, which represented an increase of $0.8 million from $3.7 million, or 61% of total revenue, in the second quarter of 2014.  The increase in cost of revenue in the second quarter of 2015 was mainly due to the new GMP standards for quality control improvement, which lead to an increase in our production costs, such as energy consumption, and depreciation.

Inventory Obsolescence

There was $1.2 million of inventory obsolescence recorded for the three months ended June 30, 2015, and no inventory obsolescence for the three months ended June 30, 2014. We started recording inventory obsolescence allowance on a quarterly basis during the first quarter of 2015 as we believe it may result in material modification in our financial statements; while previously, we tested and recorded inventory obsolescence allowance on an annual basis.

Gross Profit (Loss) and Gross Margin

Gross loss for the three months ended June 30, 2015 was $0.06 million, compared to gross profit of $2.4 million in the same period of 2014. Our gross loss margin in the second quarter of 2015 was (1%) compared to gross profit margin of 39% in the same period of 2014. Without considering the effect of inventory obsolescence in the three months ended June 30, 2015, management estimates that our gross profit margin would have been approximately 20% in this period. The decrease in gross profit margin was mainly due to the increase in production costs incurred to comply with the new GMP requirements, increased lower margin products sold in this period, as well as the inventory obsolescence incurred in the second quarter 2015.

Selling Expenses

Our selling expenses for the three months ended June 30, 2015 were $1.0 million, compared to $0.6 million in the same period last year. Selling expenses accounted for 18% of the total revenue in the second quarter 2015 compared to 10% in the same period 2014. Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still rely on fixed personnel and expenses to support our revenue and collection of accounts receivable. In addition, once received new GMP certificate, we are aiming to recover our market and therefore requires more sales expenses and marketing efforts.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2015 were $0.5 million, compared to $0.4 million in the same period 2014. General and administrative expenses accounted for 8% and 6% of our total revenues in the three months ended June 30, 2015 and 2014, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2015 was $0.2 million, compared to $1.9 million in the same period last year. The change in research and development expenses was mainly due to the costs related to testing of the new production lines in the second quarter 2014, while no such expenses incurred in this period because we have received the GMP certificates for those production lines.

Bad Debt Expenses

Our bad debt expense for the three months ended June 30, 2015 and 2014 were $2.1 million and $8.0 million, respectively. The decrease in bad debt expense was mainly due to the decrease in aged accounts receivable balance which hasn't been allowed against previously during the three months ended June 30, 2015 as compared to the same period of 2014.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $16.5 million and $23.6 million as of June 30, 2015 and December 31, 2014, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
1 - 90 Days	4.0%	5.2%
90 - 180 Days	3.5%	4.5%
180 - 360 Days	8.7%	6.9%
360 - 720 Days	14.4%	29.7%
> 720 Days	69.4%	53.7%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

In order to collect cash to support the construction of our new plant to meet the policy requirements for new GMP upgrading, we have shifted to prudent sales strategies in the recent two years. This strategy strengthened the preference on sales to customers with good credit performance, while reduced the supplement to customers with poor credit. On the one hand, this strategy contributed to the recovery of funds; on the other hand, it negatively impacted our sales and indirectly prolonged the payment from the estranged customers. These two factors resulted in increased proportion of our older-aged accounts receivable balance.

Loss from Operations

Our operating loss for the three months ended June 30, 2015 was $3.8 million, compared to operating loss of $8.5 million in the same period of 2014. The decrease in operating loss was primarily due to the decrease in bad debt expense and partially offset by the inventory obsolescence recognized in the second quarter of 2015.

Income Tax (Benefit)

For the three months ended June 30, 2015 and 2014, our income tax rate was 15%. Income tax benefit was ($0.02) million for the three months ended June 30, 2015 and 2014. The income taxes recognized for the three months ended June 30, 2015 and 2014 were related to net changes in long-term deferred tax assets and liabilities. We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ended December 31, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net loss for three months ended June 30, 2015 and 2014 was $4.1 million and $8.6 million, respectively. The decrease in net loss was primarily due to the decrease in bad debt expenses and partially offset by the inventory obsolescence recognized in the second quarter 2015.

For the three months ended June 30, 2015, loss per basic and diluted common share was $0.09, compared to loss per basic and diluted share of $0.20 for the same period in 2014.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 and 2014

Revenue

For the six months ended June 30, 2015, our sales revenue was $11.4 million, which represented a decrease of $1.9 million, or 14%, from the $13.2 million in the corresponding period of 2014.

Set forth below are our revenues by product categories in millions USD for each of the six months ended June 30, 2015 and 2014.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Six Months June 30,		Net Change	% Change
	2015	2014
CNS Cerebral & Cardio Vascular	1.61	1.90	(0.29)	-15%
Anti-Viro/Injection & Respiratory	7.79	9.15	(1.36)	-15%
Digestive Diseases	0.36	0.77	(0.41)	-54%
Other	1.61	1.41	0.20	14%

“Other” category increased by $0.20 million to $1.61 million in the first half of 2015 compared to $1.41 million in the same period of 2014 and the increase was mainly due to the sales increase in Vitamin B6 for Injection.

The most significant decrease in revenue was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $7.79 million in sales revenue in the first half of 2015, compared to $9.15million in the same period a year ago, a decrease of $1.36 million. This decrease was mainly caused by the decrease in sales of Cefaclor due to market fluctuation.

Sales of the “Digestive Diseases” decreased by $0.41 million to $0.36 million in the first half of 2015, compared to $0.77 million in the same period of 2014, mainly due to the decrease in sales of Tiopronin, which were primarily affected by market volatility.

Our “CNS Cerebral & Cardio Vascular” category generated $1.61 million of sales in the first half of 2015, compared to $1.90 million in the same period last year, which represented a decrease of $0.29 million. This decrease was mainly do the sales decrease of Candesartan due to market fluctuation.

Cost of Revenue

For the six months ended June 30, 2015, our cost of revenue was $8.9 million, or 79% of total revenue, which represented an increase of $0.7 million from $8.2 million, or 62% of total revenue, in the same period of 2014.  The increase in cost of revenue in the second quarter of 2015 was mainly due to the new GMP standards for quality control improvement, which lead to an increase in our production costs, such as energy consumption and depreciation.

Inventory Obsolescence

There was $1.4 million inventory obsolescence recorded for the six months ended June 30, 2015, and no inventory obsolescence for the six months ended June 30, 2014. We started recording inventory obsolescence allowance on a quarterly basis since the first quarter of 2015 as we believe it may result in material modification to our financial statements; while previously, we tested and recorded inventory obsolescence allowance on an annual basis.

Gross Margin and Gross Profit

Gross profit for the six months ended June 30, 2015 was $1.0 million, compared to $5.0 million in the same period of 2014. Gross profit margin for the six months ended June 30, 2015 and 2014 were 9% and 38%, respectively.  Without considering the effect of inventory obsolescence in the first half of 2015, management estimates that our gross profit margin would have been approximately 21%. The decrease in gross profit margin was mainly due to the increase in production costs incurred to comply with the new GMP requirements, more lower margin products sold in this period, as well as the inventory obsolescence incurred in the first half of 2015.

Selling Expenses

Our selling expenses for the six months ended June 30, 2015 were $2.0 million, an increase of $0.6 million, or 38%, compared to $1.4 million for the same period 2014. This increase was mainly due to many adjustments in our selling processes under healthcare reform policies. Despite the decrease in sales, we still rely on comparable personnel and expenses to support our revenue and collection of accounts receivable. In addition, once received new GMP certificate, we are aiming to recover our market and therefore requires more sales expenses and marketing efforts.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2015 were $0.9million, an increase of $0.1 million, or 15%, compared to $0.8 million for the same period 2014.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2015 was $0.3 million, compared to $2.3 million in the same period 2014. The change in research and development expenses was mainly due to the costs related to testing of the new production lines in the first half 2014, while no such expenses incurred in this period because we have received the GMP certificates for those production lines.

Bad Debt Expenses

Our bad debt expenses for the six months ended June 30, 2015 was $9.2 million, compared to $11.3 million for the same period 2014. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expenses".

We recognize bad debt expenses per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize bad debt expenses for the difference between the two periods; when the current allowance is lower than that of the previous period, we recognize bad debt benefits for the difference. The allowance for doubtful accounts was $42.8 million and $33.4 million as of June 30, 2015 and December 31, 2014, respectively. Therefore, the changes in the allowance for doubtful accounts during the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended
	June 30,
	2015	2014
Balance, Beginning of Period	$33,350,109	13,301,622
Bad debt expenses (benefits)	9,206,214	11,340,444
Foreign currency translation adjustment	287,722	(142,705)
Balance, End of Period	$42,844,045	24,499,361

Loss from Operations

Our operating loss for the six months ended June 30, 2015 was approximately $11.5 million, compared to $10.9 million for the same period of 2014, which represented a deterioration of $0.6 million. The deterioration in operating income performance was primarily due to lower revenue and inventory obsolescence in the current period compared to the corresponding period one year ago.

Net Loss

Our net loss for the six months ended June 30, 2015 and 2014 was $12.1 million and $11.0 million, respectively, which represented a deterioration of $1.1 million. The increase in net loss was primarily due to lower revenue, inventory obsolescence and increased selling expenses recognized in the first half of 2015, which was partially offset by the decreased R&D expenses and bad debt expenses in the current period compared to the corresponding period one year ago.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $4.5 million, which represents 4% of our total assets as of June 30, 2015, as compared to $5.3 million, which represents 4% of our total assets as of December 31, 2014.  All of the $4.5 million of cash and cash equivalents at June 30, 2015 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of June 30, 2015, we had a principal balance of $4.9 million in short-term bank loans. The amounts advanced under the line of credit are due on November 24, 2015.  In addition, we have $1.6 million of short-term debt related to the current portion of our construction loan facility.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in annual installments which are due prior to July 10 of the following year over the next six years through July 11, 2021. No principal payments have been made under the facility as of the date of this report on Form 10-Q. The cash flow generated from operating activities was used to fund the market-share-recovering of our current existing products.

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

Operating Activities

Net cash used by operating activities was $0.5 million in the six months ended June 30, 2015, compared to $2.4 million generated for the same period in 2014.

At June 30, 2015, our accounts receivable was $17.2 million, a decrease of $7.7 million from $24.9 million at December 31, 2014, which was due to the decrease in sales, increase in allowance for doubtful accounts and our enhanced collection efforts.

At June 30, 2015, total inventory was $13.6 million, a decrease of $1.7 million from $15.3 million at December 31, 2014. This decrease was mainly due to the inventory obsolescence recognized in the first half of 2015.

Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $0.3 million, compared to $4.5 million in the same period 2014.  The investment spending in the first half of 2015 was much lower compared to the same period in 2014 due to the GMP upgrading related construction and equipment invested in 2014.

Financing Activities

There were no financing activities for the six months ended June 30, 2015, and $0.6 million was generated from financing activities for the same period in 2014.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of June 30, 2015 and December 31, 2014, the net assets of Helpson were $56,501,000 and $124,226,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) on June 30, 2015 and December 31, 2014, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 14.5% and 6.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2015.

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

Off Balance Sheet Arrangements

As of June 30, 2015 we did not have any off-balance sheet arrangements.

Commitments

At June 30, 2015, we were obligated to pay laboratories and others approximately $4.2 million over the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: August 14, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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