Form 10-Q
period 2015-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2015-11-16
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 11, 2015.

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

The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,741,709	$5,295,790
Banker's acceptances	312,801	458,233
Trade accounts receivable, less allowance for doubtful
accounts of $44,920,727 and $33,350,109, respectively	11,779,405	24,851,086
Other receivables, less allowance for doubtful
accounts of $84,280 and $60,325, respectively	419,022	272,199
Advances to suppliers	9,314,711	7,889,009
Inventory, less allowance for obsolescence
of $7,355,699 and $6,934,044, respectively	12,290,243	15,321,856
Prepaid expenses	-	404,370
Total Current Assets	39,857,891	54,492,543

Advances for purchases of intangible assets	41,337,205	42,390,186
Property and equipment, net of accumulated depreciation of
$8,862,709 and $6,640,718, respectively	30,453,919	33,881,878
Intangible assets, net of accumulated amortization of
$4,389,602 and $4,186,273, respectively	1,034,058	1,317,221
TOTAL ASSETS	$112,683,073	$132,081,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$4,329,918	$2,550,816
Accrued expenses	221,856	269,870
Other payables	1,436,124	1,401,470
Advances from customers	914,276	2,078,866
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	3,147,723	1,629,062
Short-term notes payable	4,721,584	4,887,187
Total Current Liabilities	16,126,048	14,171,838
Non-current Liabilities:
Construction loan facility	9,443,167	11,403,438
Long-term deferred tax liability	300,010	252,707
Total Liabilities	25,869,225	25,827,983
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	46,610,873	62,848,901
Accumulated other comprehensive income	16,569,191	19,771,160
Total Stockholders' Equity	86,813,848	106,253,845
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,683,073	$132,081,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Revenue	$4,479,113	$5,566,543	$15,848,218	$18,802,602
Cost of revenue	3,720,447	4,057,480	12,667,104	12,215,756
Inventory obsolescence	436,666	-	1,855,814	-

Gross profit	322,000	1,509,063	1,325,300	6,586,846

Operating expenses:
Selling expenses	1,155,137	745,976	3,156,553	2,193,823
General and administrative expenses	384,412	422,729	1,315,867	1,229,488
Research and development expenses	405,438	181,796	741,116	2,528,230
Bad debt expense	3,919,595	3,940,144	13,125,809	15,280,588
Losses from natural disaster	-	2,275,593	-	2,275,593
Total operating expenses	5,864,582	7,566,238	18,339,345	23,507,722

Subsidy income	1,655,683	65,086	1,655,683	65,086

Loss from operations	(3,886,899)	(5,992,089)	(15,358,362)	(16,855,790)

Other income (expense):
Interest income	36,185	8,824	93,262	47,435
Interest expense	(279,113)	(325,244)	(915,310)	(495,054)
Net other expense	(242,928)	(316,420)	(822,048)	(447,619)

Loss before income taxes	(4,129,827)	(6,308,509)	(16,180,410)	(17,303,409)
Income tax expense	(18,906)	(19,215)	(57,618)	(57,758)
Net loss	(4,148,733)	(6,327,724)	(16,238,028)	(17,361,167)
Other comprehensive income (loss) - foreign currency
translation adjustment	(4,037,382)	33,366	(3,201,969)	(927,954)
Comprehensive loss	$(8,186,115)	$(6,294,358)	$(19,439,997)	$(18,289,121)
Loss per share:
Basic	$(0.10)	$(0.15)	$(0.37)	$(0.40)
Diluted	$(0.10)	$(0.15)	$(0.37)	$(0.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(16,238,028)	$(17,361,167)
Depreciation and amortization	2,769,761	1,014,221
Bad debt expense	13,125,809	15,280,588
Inventory obsolescence reserve	677,209	-
Deferred income taxes	460,537	57,758
Changes in assets and liabilities:
Trade accounts and other receivables	(2,642,445)	(3,371,398)
Advances to suppliers	(1,746,117)	(1,468,882)
Inventory	3,314,458	7,671,072
Trade accounts payable	2,061,895	1,338,724
Accrued taxes payable	16,307	(34,638)
Other payables and accrued expenses	(18,951)	(90,108)
Advances from customers	(1,128,459)	(439,740)
Net Cash Provided by Operating Activities	651,976	2,596,430

Cash Flows from Investing Activities:
Purchases of property and equipment and	-	-
construction in process	(310,247)	(4,638,265)
Advances for purchases of intangible assets	-	(244,073)
Bankers acceptances redeemed for cash	306,904	-
Net Cash Used in Investing Activities	(3,343)	(4,882,338)

Cash Flows from Financing Activity:
Proceeds from construction term loan	-	604,756
Net Cash Provided by Financing Activity	-	604,756

Effect of Exchange Rate Changes on Cash	(226,914)	(42,950)
Net (Decrease) Increase in Cash and Cash Equivalents	421,719	(1,724,102)
Cash and Cash Equivalents at Beginning of Period	5,319,990	5,993,139
Cash and Cash Equivalents at End of Period	$5,741,709	$4,269,037

Supplemental Cash Flow Information:
Cash paid for interest	$905,151	$943,251
Cash paid for income taxes	-	-

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$137,854	$69,378
Accounts receivable collected with banker's acceptances	1,968,818	1,955,808
Inventory purchased with banker's acceptances	1,400,447	2,173,689
Advances for intangible assets purchased with banker's acceptances	395,445	-

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

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted loss per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,148,733)	$(6,327,724)	$(16,238,028)	$(17,361,167)
Basic weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Basic loss per share	$(0.10)	$(0.15)	$(0.37)	$(0.40)
Diluted loss per share	$(0.10)	$(0.15)	$(0.37)	$(0.40)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$15,737,802	$18,819,570
Finished goods	3,908,140	3,436,330
	19,645,942	22,255,900
Obsolescence reserve	(7,355,699)	(6,934,044)
Total Inventory	$12,290,243	$15,321,856

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
Permit of land use	$443,306	$458,853
Building	10,897,489	11,279,704
Plant, machinery and equipment	27,446,047	28,358,694
Motor vehicle	248,092	150,976
Office equipment	261,947	268,521
Construction in progress	19,747	5,848
Total	39,316,628	40,522,596
Less: accumulated depreciation	(8,862,709)	(6,640,718)
Property and Equipment, net	$30,453,919	$33,881,878

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Total interest cost incurred	$279,113	$330,995	$915,310	$952,836
Interest cost capitalized	-	5,751	-	457,782
Interest expense	$279,113	$325,244	$915,310	$495,054

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

For the three and nine months ended September 30, 2015 and 2014, depreciation expense was $911,515, $321,020, $2,523,752 and $724,509, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). During the nine months ended September 30, 2015, the Company did not obtain CFDA production approval for any medical formula and therefore there were no costs reclassified from advances to medical formulas.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. For the three and nine months ended September 30, 2015 and 2014, amortization expense relating to intangible assets was $73,498 and $96,382, $246,009 and $289,712, respectively. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the discounted estimated future net cash flows. As a result of the evaluation, the Company has determined that each medical formula continues to provide benefits to the Company and no impairment was recognized during the nine months ended September 30, 2015 or 2014.

As of September 30, 2015 and December 31, 2014, intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2015	2014
Gross carrying amount	$5,313,142	$5,499,494
Accumulated amortization	(4,279,084)	(4,182,273)
Net carrying amount	$1,034,058	$1,317,221

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, the Company has entered into contracts with independent laboratories for the purchase of medical formulas. Although CFDA approval had not been obtained for certain medical formulas as of the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. Some of the medical formulas currently under the CFDA’s review also come with patents. As of September 30, 2015, the Company had received the title to two unexpired patents that relate to medical formulas currently in the CFDA approval process.

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

As of September 30, 2015, the Company was obliged to pay laboratories and others approximately $4.2 million upon completion of various phases of contracts to provide CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

Total advances owing to a board member were $1,354,567 as of September 30, 2015 and December 31, 2014, respectively, and are recorded as “other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year and is payable on December 31, 2015.  Total interest expense of $3,386 and $3,386, $10,158 and $10,158 was recognized for the three and nine months ended September 30, 2015 and 2014, respectively.

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

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of September 30, 2015 and December 31, 2014 ($4,721,984 as of September 30, 2015 and $4,887,187 as of December 31, 2014).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.  Subsequent to September 30, 2015 the line of credit was renewed as discussed in Note 15.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13.0 million at September 30, 2015) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on the initial draw-down date of July 11, 2013, and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest at 7.205% based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, and is subjected to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94%.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in annual installments which are due within six month period after July 10 of 2015 and each following year over the next five years through July 11, 2021. No principal payments have been made under the facility as of the date of this report on Form 10-Q. As of September 30, 2015, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of September 30, 2015 are as follows:

Year	Amount
2015	1,573,861
2016	1,573,861
2017	2,360,792
2018	2,360,792
2019	2,360,792
Thereafter	2,360,792
$12,590,890

Fair Value of Notes Payable and Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable and the construction loan facility outstanding as of September 30, 2015 and December 31, 2014 approximated their fair value because of either the immediate or short-term maturity of these financial instruments or because the underlying instruments bear interest rates that approximated current market rates.

NOTE 9 – SUBSIDY INCOME

During the third quarter of 2015, the Company received cash of CNY 9.6 million ($1.56 million) related to a subsidy from the government for the technological innovation it has achieved as well as the industrial upgrading related to its new GMP certified facility. In addition, the Company received CNY 600,000 ($0.1 million) subsidy from the government for the enterprises that suffered losses from the typhoon in 2014 to resume production.  This has been recorded as “Subsidy income” in the accompanying Statement of Operations for the three and nine months ended September 30, 2015.

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

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $52.4 million at September 30, 2015. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income
Year	Tax Rate
2015	15%
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Current	$-	$-	$-	$-
Deferred	(18,906)	(19,215)	(57,618)	(57,758)
Total income tax (benefit) expense	$(18,906)	$(19,215)	$(57,618)	$(57,758)

The Company has net operating loss carry forwards for PRC tax purposes of approximately $13.3 million at September 30, 2015, of which approximately $6.6 million, $4.3 million and $2.4 million is available to offset future taxable income through 2018, 2019 and 2020, respectively.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of September 30, 2015 and December 31, 2014.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $9,880,179 and $8,952,768 as of September 30, 2015 and December 31, 2014, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds.  The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets recorded at fair value as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2015	Level 1	Level 2	Level 3
Banker's acceptance notes	$312,801	$-	$312,801	$-
Total	$312,801	$-	$312,801	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$458,233	$-	$458,233	$-
Total	$458,233	$-	$458,233	$-

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred and Common Stock – The total number of authorized shares is 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board of Directors.

Stock and Stock Options – On November 12, 2010, the Company’s Board of Directors adopted, and on December 22, 2010, its stockholders approved the Company’s 2010 Incentive Plan (the “Plan”), which gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2015, there were no options to purchase common stock and 175,000 shares of restricted stock granted and outstanding under the Plan.

There were no securities issued from the Plan during the nine months ended September 30, 2015 and at September 30, 2015 there was no unrecognized compensation expense related to securities granted under the Plan.

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

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.  The value of RMB against U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

NOTE 14 – CONCENTRATIONS

At September 30, 2015, two customers accounted for 17.6% and 10.8% of accounts receivable.  At December 31, 2014, one customer accounted for 17.7% of accounts receivable.

For the nine months ended September 30, 2015 and 2014, one customer accounted for 10.0% and 16.7% of sales, respectively.

For the nine months ended September 30, 2015 and 2014, purchases from one supplier accounted for 20.5% and 31.8% of raw material purchases, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30, 2015 the Company renewed its line of credit in the amount of RMB 30,000,000 ($4.7 million) with the same bank as discussed in Note 7.  The line of credit is payable in two equal installments of RMB 15,000,000 ($2.35 million) payable on September 16, 2016 and October 19, 2016.  Advances on the line of credit are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 5.06% (based upon 110% of the PRC government’s current short term rate of 4.6%). In addition, the Company’s Chief Executive Officer and Chair of the board of directors personally guaranteed the line of credit.

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

Business Overview & Recent Developments

The China Food and Drug Administration (“CFDA”) promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “New GMP Standards”) on February 12, 2011, which became effective on March 1, 2011. The New GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines were required to be completed by the end of 2013; and the upgrading of our oral solution production lines is required to be completed by the end of 2015. In November 2014, we received new GMP certificates for the four new injectable production lines in our new factory and initiated production on those lines. In January 2015, we also received new GMP certificates for the tablet and capsule production lines in our old factories. We are upgrading  the granule and cephalosporin production lines in our old factories, and expect to receive new GMP certificates for them by the end of 2015. While the dry powder injectable production line in our old factory is expected to be upgraded next year.

The new products in our pipeline have experienced delays. The CFDA enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all pharmaceutical products including all of our product types. We commenced leading formulation screening, a new technology exploration and technical criteria improvement activity in 2013. We expect this new model will accelerate our development timelines and expand our exploration channels for our pipeline products.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Market Trends

It is noteworthy that in 2014 there were certain state policy changes, such as the intention to release control over drug prices, the release of restrictions on Internet drug sales, and the promotion of market-oriented reform of health care, which invigorated the traditional Chinese medicine industry. The logic behind these policies was to allow market to play a decisive role in the allocation of resources, so as to improve operational efficiency and solve the inaccessibility problem of medicine and medical care that was experienced by a lot of people. The development of the pharmaceutical industry seems to fit the characteristics of the new Chinese economy routine: the growth enters into a shift period, from high-speed growth to the medium-speed growth and the development of the industry relies on reformation, restructuring and innovation.

Currently, the health insurance fund spending accounts for more than 30% of China’s total health expenditure, which is one of the main forces driving the development of the pharmaceutical industry in recent years. However, faced with huge health care expenses, the health insurance fund shortfall problem needs to be addressed promptly. Medicare cost control has been the focus of the government. The National Development and Reform Commission issued "Promote Drug Price Reform Program (Draft)" on November 25, 2014, which intends to control medical costs through Medicare spending and bidding, form drug prices by market competition, and from January 1, 2015, abolished the maximum retail price restriction of drugs. Some analysts believe that, when this reform program is fully implemented, medicare rights will be enhanced and the bargaining power of medical institutions and other relevant parties will also be improved. Consequently, the whole industry will face  heavier price pressure.

China’s pharmaceutical industrial output growth continued to slow down from the second half of 2013. In addition, the industry growth in 2014 experienced significant decline compared to the previous years due to certain medicare cost controls, and the upgrading requirements under the New GMP Standards. The Company believes that this trend will continue.  In the conference held early November 2015 Southern Medicine Economic Institute promulgated by CFDA announced that China’s pharmaceutical industry output growth was 11.7% for the nine months ended September 30, 2015 and further adjusted  its  forecast for 2015 annual pharmaceutical industry output growth from 15% to 12%. We also noticed that the growth of China’s macro-economy keeps slowing down and the size of the pharmaceutical industry in China is shrinking due to governmental medicine spending control, restricted use of antibiotics, and price control.

Results of Operations for the Three Months Ended September 30, 2015

Revenue

Revenue for the Three Months Ended September 30, 2015 was $4.5 million, a decrease of 20% from $5.6 million for the three months ended September 30, 2014. This was mainly because we were in the middle of the GMP upgrading process in 2014 which completed in late 2014. The upgrading work resulted in our missing certain drug tenders in several provinces, affecting the sales of the subsequent quarters. In addition, the uncertainties of PRC’s health reform, cost-control and policy instability also contributed to this decrease. These effects are likely to continue. The Company will continue to open up the market in order to mitigate the impact of the elements mentioned above.

Set forth below are our revenues by product categories in millions USD for the Three Months Ended September 30, 2015 and 2014:

Product Category	Three Months Ended Sep. 30,		Net Change	% Change
	2015	2014
CNS Cerebral & Cardio Vascular	0.60	1.17	(0.57)	-49%
Anti-Viro/ Infection & Respiratory	2.84	3.60	(0.76)	-21%
Digestive Diseases	0.19	0.29	(0.10)	-36%
Other	0.85	0.51	0.34	67%

“Other” category increased by $0.34 million to $0.85 million in the third quarter of 2015 compared to $0.51 million in the same period 2014, which was mainly due to the sales increase in Vitamin B6 for Injection.

The most significant decrease in revenue was in our “Anti-Viro/Infection & Respiratory” product category, which generated $2.84 million in sales revenue in the third quarter of 2015 compared to $3.60 million in the same period a year ago, a decrease of $0.76 million. This decrease was mainly caused by the decrease in sales of Cefaclor due to market fluctuation.

Sales of the “CNS Cerebral & Cardio Vascular” category was $0.60 million in the third quarter of 2015, compared to $1.17 million in the same period a year ago, a decrease of $0.57 million. This decrease was mainly caused by the decrease in sales of Ozagrel due to market fluctuation.

Sales of the “Digestive Diseases” decreased by $0.10 million to $0.19 million in the third quarter of 2015 compared to $0.29 million in the same period of 2014, mainly due to the decrease in sales of Tiopronin and Omeprazole, which were primarily affected by market volatility.

In the three months ended September 30, 2015, revenue breakdown by product category showed certain changes compare to the condition in the same period of 2014. Sales of the “Anti-Viro / Infection & Respiratory” products category represented 64% of total sales in the three months ended September 30, 2015, compared to 65% in the same period last year. The “CNS, Cerebral & Cardio Vascular” category represented 13% of total revenue in the three months ended September 30, 2015, compared to 21% in the same period last year. The “Other” category represented 19% of total revenue in the three months ended September 30, 2015, compared to 9% in the same period last year. The “Digestive Diseases” category represented 4% and 5% of revenues in three months ended September 30, 2015 and 2014, respectively.

Cost of Revenue

For the three months ended September 30, 2015, our cost of revenue was $3.7 million, or 83% of total revenue, which represented a decrease of $0.3 million from $4.1 million, or 73% of total revenue, from the third quarter of 2014.  The increase in the percentage of cost to revenue in the third quarter of 2015 was mainly caused by the compliance with the new GMP standards for quality control improvement, which lead to an increase in our production costs, such as energy consumption, and depreciation.

Inventory Obsolescence

There was $0.4 million of inventory obsolescence recorded for the three months ended September 30, 2015, and no inventory obsolescence for the three months ended September 30, 2014.  We previously tested and recorded inventory obsolescence allowance on an annual basis.  We started recording inventory obsolescence allowance on a quarterly basis during the first quarter of 2015 as we believe otherwise it may result in material modification in our financial statements at the interim periods.

Gross Profit  and Gross Margin

Gross profit for the three months ended September 30, 2015 was $0.03 million, compared to $1.5 million in the same period of 2014. Our gross profit margin in the third quarter of 2015 was 7.2% compared to 27.1% in the same period of 2014. Without considering the effect of inventory obsolescence in the three months ended September 30, 2015, management estimates that our gross profit margin would have been approximately 16.9% in this period. The decrease in gross profit margin was mainly due to the increase in production costs incurred to comply with the new GMP requirements, as well as the inventory obsolescence incurred in the third quarter 2015.

Selling Expenses

Our selling expenses for the three months ended September 30, 2015 were $1.2 million, compared to $0.7 million in the same period last year. Selling expenses accounted for 25.8% of the total revenue in the third quarter 2015 compared to 13.4% in the same period 2014. Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still rely on fixed personnel and expenses to support our revenue and collection of accounts receivable. In addition, after receiving new GMP certificates, we are aiming to recover our market share and therefore require\s more sales expenses and marketing efforts.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2015 and 2014 were both $0.4 million. General and administrative expenses accounted for 8.6% and 7.6% of our total revenues in the three months ended September 30, 2015 and 2014, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2015 were $0.4 million, compared to $0.2 million in the same period last year. The change in research and development expenses was mainly due to the costs related to some consumption goods purchased by our laboratory incurred in this quarter; while no comparable expenses incurred in the third quarter 2014.

Bad Debt Expenses

Our bad debt expense for the three months ended September 30, 2015 and 2014 were both $3.9 million.

In general, our normal credit or payment term extended to customers is 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payment to pharmaceutical companies by state-owned hospitals and local medicine distributors is a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell products to mostly government-backed hospitals. Therefore, the age of our receivables from our customers tends to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the government, Management believes that the deferred payments from state-owned hospitals are secured and will eventually be collected.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $11.4 million and $23.6 million as of September 30, 2015 and December 31, 2014, respectively. The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
1 - 90 Days	3.0%	5.2%
90 - 180 Days	2.3%	4.5%
180 - 360 Days	7.2%	6.9%
360 - 720 Days	9.7%	29.7%
> 720 Days	77.8%	53.7%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 3.5% of accounts receivable that are less than 365 days old, 10% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

In order to collect cash to support the construction of our new plant to meet the policy requirements for new GMP upgrading, we have shifted to prudent sales strategies in the recent two years. This strategy strengthened the preference on sales to customers with good credit performance, while reduced the supplies to customers with poor credit. On the one hand, this strategy contributed to the recovery of funds; on the other hand, it negatively impacted our sales and indirectly prolonged the payment from the estranged customers. These two factors resulted in increased proportion of our older-aged accounts receivable balance.

Subsidy Income

The Company received USD 1.6 million subsidy income in the three months ended September 30, 2015,  mainly in the name of an interest discount due to the technological innovation we have received and industrial upgrading related to our new GMP; while in the same period 2014, we received USD 0.07 million subsidy income.

Loss from Operations

Our operating loss for the three months ended September 30, 2015 was $3.9 million, compared to operating loss of $6.0 million in the same period of 2014. The decrease in operating loss was primarily due to the increase in subsidy income and partially offset by the decrease in revenue in the third quarter of 2015.

Income Tax (Benefit)

For the three months ended September 30, 2015 and 2014, our income tax rate was 15%. Income tax benefit was ($0.02) million for the three months ended September 30, 2015 and 2014. The income taxes recognized for the three months ended September 30, 2015 and 2014 were related to net changes in long-term deferred tax assets and liabilities. We renewed our "National High-Tech Enterprise" status ("National HT Status") from the PRC government in the third quarter of 2013. With this designation, for the years ended December 31, 2015 and 2016, we will continue to enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net loss for three months ended September 30, 2015 and 2014 were $4.1 million and $6.3 million, respectively. The decrease in net loss was primarily due to the increase in subsidy income and partially offset by the decrease in revenue in the third quarter of 2015.

For the three months ended September 30, 2015, loss per basic and diluted common share was $0.10, compared to loss per basic and diluted share of $0.15 for the same period in 2014.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 and 2014

Revenue

For the nine months ended September 30, 2015, our sales revenue was $15.8 million, which represented a decrease of $3.0 million, or 16%, from the $18.8 million in the corresponding period of 2014.

Set forth below are our revenues by product categories in millions USD for each of the nine months ended September 30, 2015 and 2014.

Sales Revenue by Major Category (Dollars in Millions)

Product Category	Nine Months Sep. 30,		Net Change	% Change
	2015	2014
CNS Cerebral & Cardio Vascular	2.21	3.07	(0.86)	-28%
Anti-Viro/Injection & Respiratory	10.63	12.75	(2.12)	-17%
Digestive Diseases	0.54	1.06	(0.52)	-49%
Other	2.46	1.92	0.54	28%

“Other” category increased by $0.54 million to $2.46 million in the nine months ended September 30, 2015 compared to $1.92 million in the same period of 2014 and the increase was mainly due to the sales increase in Vitamin B6 for Injection.

The most significant decrease in revenue was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $10.63 million in sales revenue in the nine months ended September 30, 2015, compared to $12.75 million in the same period a year ago, a decrease of $2.12 million. This decrease was mainly caused by the decrease in sales of Cefaclor due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” category generated $2.21 million of sales in the nine months ended September 30,2015, compared to $3.07 million in the same period last year, which represented a decrease of $0.86 million. This decrease was mainly do the sales decrease of Candesartan due to market fluctuation.

Sales of the “Digestive Diseases” decreased by $0.52 million to $0.54 million in the nine months ended September 30, 2015, compared to $1.06 million in the same period of 2014, mainly due to the decrease in sales of Tiopronin, which were primarily affected by market volatility.

Cost of Revenue

For the nine months ended September 30, 2015, our cost of revenue was $12.7 million, or 80% of total revenue, which represented an increase of $0.5 million from $12.2 million, or 65% of total revenue, in the same period of 2014.  The increase in cost of revenue in the nine months ended September 30, 2015 was mainly due to the new GMP standards for quality control improvement, which lead to an increase in our production costs, such as energy consumption, and depreciation.

Inventory Obsolescence

There was $1.9 million inventory obsolescence recorded for the nine months ended September 30, 2015, and no inventory obsolescence for the same period 2014.  We previously tested and recorded inventory obsolescence allowance on an annual basis.  We started recording inventory obsolescence allowance on a quarterly basis since the first quarter of 2015 as we believe otherwise it may result in material modification to our financial statements at the interim periods.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2015 was $1.3 million, compared to $6.6 million in the same period of 2014. Gross profit margin for the nine months ended September 30, 2015 and 2014 were 8.4% and 35%, respectively.  Without considering the effect of inventory obsolescence in the nine months ended September 30, 2015, management estimates that our gross profit margin would have been approximately 20%. The decrease in gross profit margin was mainly due to the increase in production costs incurred to comply with the new GMP requirements, as well as the inventory obsolescence incurred in the nine months ended September 30, 2015.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2015 were $3.2 million, an increase of $1.0 million, or 44%, compared to $2.2 million for the same period 2014. This increase was mainly due to many adjustments in our selling processes under healthcare reform policies. Despite the decrease in sales, we still rely on comparable personnel and expenses to support our revenue and collection of accounts receivable. In addition, after receiving new GMP certificates, we are aiming to recover our market share and therefore require more sales expenses and marketing efforts.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2015 were $1.3 million, an increase of $0.1 million, or 7%, compared to $1.2 million for the same period 2014.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2015 were $0.7 million, compared to $2.8 million in the same period 2014. The change in research and development expenses was mainly due to the costs related to testing of the new production lines in the nine months ended September 30, 2014, while no such expenses incurred in this period because we have received the GMP certificates for those production lines.

Bad Debt Expenses

Our bad debt expenses for the nine months ended September 30, 2015 were $13.1 million, compared to $15.3 million for the same period 2014. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expenses".

We recognize bad debt expenses per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize bad debt expenses for the difference between the two periods; when the current allowance is lower than that of the previous period, we recognize bad debt benefits for the difference. The allowance for doubtful accounts was $44.9 million and $33.4 million as of September 30, 2015 and December 31, 2014, respectively. Therefore, the changes in the allowance for doubtful accounts during the nine months ended September 30, 2015 and 2014 were as follows:

	For the Nine Months Ended
	September 30,
	2015	2014
Balance, Beginning of Period	$33,350,109	13,301,622
Bad debt expense (benefit)	13,125,809	15,280,588
Charged to reserve – collection discount	-	-531,382
Foreign currency translation adjustment	-1,555,191	-138,649
Balance, End of Period	$44,920,727	27,912,179

Loss from Operations

Our operating loss for the nine months ended September 30, 2015 was approximately $15.4 million, compared to $16.9 million for the same period of 2014, which represented a decrease of $1.5 million. The decrease in operating loss was primarily due to lower R&D expenses and no loss from nature disaster , while partially offset by the decrease in revenue and increase in inventory obsolescence in the current period compared to the corresponding period one year ago.

Net Loss

Our net loss for the nine months ended September 30, 2015 and 2014 was $16.2 million and $17.4 million, respectively, a decrease of $1.1 million in net loss year over year. The decrease in net loss was primarily due to lower R&D expenses and the nonoccurrence of any loss from nature disaster (which occurred the same period last year), while partially offset by the decrease in revenue and increase in inventory obsolescence in the current period compared to the corresponding period one year ago.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $5.7 million, which represents 5% of our total assets as of September 30, 2015, as compared to $5.3 million, which represents 4% of our total assets as of December 31, 2014.  All of the $5.7 million of cash and cash equivalents at September 30, 2015 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of September 30, 2015, we had a principal balance of $4.7 million in short-term bank loans. The amounts advanced under the line of credit were originally due on November 24, 2015. We subsequently renewed our line of credit, with $2.35 million due on September 16, 2016, and another $2.35 million due on October 19, 2016. In addition, we have $3.1 million of short-term debt related to the current portion of our construction loan facility.  The loan requires interest only payments for the first two years. Beginning July 11, 2015  and over the next six years, the balance of the principal will be due annually.  The due date of each installment is a date prior to July 10 of the year following such an installment payment until July 11, 2021. No principal payments have been made under the facility as of the date of this report on Form 10-Q. The cash flow generated from operating activities was used to fund the market-share-recovering of our current existing products.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our operating capital needs and our anticipated capital expenditures, including expenditures on new formula acquisitions and GMP upgrading related construction and equipment, for the next twelve months. However, if events or circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, when we regard market conditions are most advantageous, we may seek additional financing as necessary for expansion purposes, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.7 million in the nine months ended September 30, 2015, compared to $2.6 million generated for the same period in 2014.

At September 30, 2015, our accounts receivable was $11.8 million, a decrease of $13.1 million from $24.9 million at December 31, 2014, which was due to the decrease in sales, increase in allowance for doubtful accounts.

At September 30, 2015, total inventory was $12.3 million, a decrease of $3.0 million from $15.3 million at December 31, 2014. This decrease was mainly due to the inventory obsolescence recognized in the nine months ended September 30, 2015.

Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $0.02 million, compared to $4.9 million in the same period 2014.  The investment spending in the nine months ended September 30, 2015 was much lower compared to the same period in 2014 due to the GMP upgrading related construction and equipment invested in 2014.

Financing Activities

There were no financing activities for the nine months ended September 30, 2015, and $0.6 million was generated from financing activities for the same period in 2014.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of September 30, 2015 and December 31, 2014, the net assets of Helpson were $56,501,000 and $124,226,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) on September 30, 2015 and December 31, 2014, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 14.5% and 6.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2015.

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

Off Balance Sheet Arrangements

As of September 30, 2015 we did not have any off-balance sheet arrangements.

Commitments

At September 30, 2015, we were obligated to pay laboratories and others approximately $4.2 million over the next four years upon completion of the various phases of contracts to acquire CFDA production approvals on certain medical formulas.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 16, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: November 16, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No. Description

31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document