Form 10-K/A
period 2014-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2015-12-28
CIK 1106644

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended 10-K”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015 (the “Original 10-K”).  As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2015, the Company was advised by its independent registered accounting firm, Arshak Davtyan, Inc. (the “Auditor”) on December 8, 2015, that during a regular Public Company Accounting Oversight Board (“PCAOB”) inspection of the Auditor, the PCAOB issued certain comments that certain audit deficiencies were identified in the Original 10-K for the year ended December 31, 2014, the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015  and September 30, 2015. The Amended 10-K is being filed to amend the Original 10-K as follows:

1.
The Company had not properly evaluated whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized. As a result of the process review of revenue recognition, the Company determined that collectability of revenue was not reasonably assured for certain sales transactions and consequently it deferred revenue on these transactions.  Additionally, the Company previously had not properly evaluated the reasonableness of the allowance for doubtful accounts. As a result of the process review of calculating the allowance for doubtful accounts, the Company has changed its estimate of allowance for doubtful accounts. Consequently, the Balance Sheet as of December 31, 2014, the Statement of Operations and Comprehensive Loss, Statement of Cash Flows and Statement of Stockholders Equity for the year ended December 31, 2014 have been restated.

2.
To amend the reportable figures affected by the restatements discussed above and add the words “as restated”, as applicable, to column headings of certain financial tables contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3.
To amend and restate, in its entirety, Item 9. “Controls and Procedures,” to include the new material weaknesses identified in the process review as mentioned above in the management report on internal control over financial reporting as of December 31, 2014.

4.
To amend and restate certain risk factors regarding the Company’s obligations under Section 404 of the Sarbanes Oxley Act of 2002, and to amend one risk factor to include the newly identified control weaknesses.

Except as set forth above, the Amended 10-K is identical to the Original 10-K.  The Amended 10-K does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in the Amended 10-K to modify or update other disclosures as presented in the Original 10-K.  Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.  Additionally, the Company has attached to the Amended 10-K updated certifications executed as of the date of the Amended 10-K by the Company’s Chief Executive Officer and interim Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2 and 32.1 to the Amended 10-K.

FORM 10-K/A ANNUAL REPORT
(Amendment No. 1)
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

Product Category	Twelve Months Ended December 31		Net Change	% Change
	2014	2013
CNS Cerebral & Cardio Vascular	3.78	7.18	-3.40	-47%
Anti-Viro/ Infection & Respiratory	14.56	18.18	-3.62	-20%
Digestive Diseases	1.25	2.94	-1.69	-58%
Other	2.54	4.51	-1.96	-44%

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

Our drug formula development and acquisition expenditures were $0.8 million and $1.2 million in the years ended December 31, 2014 and 2013, respectively, which represented 4% and 4% of our revenues for such years, respectively.

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

We had gross profit margin of 12.1% for the year ended December 31, 2014 compared to gross loss margin of (1.5%) for the year ended December 31, 2013. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 22.2% in 2014 and 28.7% in 2013. It remains to be true that the pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, in the event that our products are included in the EDL, which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2014, one distributor accounted for 13.0% of our revenues. For the year ended December 31, 2014, one distributor accounted for 17.7% of our accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

  We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 25% and 38% of our net revenues in 2014 and 2013, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

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

Although the material weaknesses identified in Item 9A of this Annual Report was the result of our failure to evaluate whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized and to develop a reasonable estimate of allowance for doubtful accounts and our failure to appropriately classify inventory obsolescence and property and equipment we believe we are taking appropriate actions to remediate such material weakness, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

Revenue

Revenue decreased by 33% to $22.1 million for the year ended December 31, 2014, as compared to $32.8 million for the year ended December 31, 2013. This decrease primarily resulted from decreases in sales of our CNS Cerebral & Cardio Vascular products and our Anti-Viro/Infectious & Respiratory products.

Set forth below are our revenues by product category in millions USD for the years ended December 31, 2014 and 2013:

Product Category	Twelve Months Ended December 31,		Net Change	% Change
	2014 (as Restated)	2013
CNS Cerebral & Cardio Vascular	3.78	7.18	-3.40	-47%
Anti-Viro/ Infection & Respiratory	14.56	18.18	-3.62	-20%
Digestive Diseases	1.25	2.94	-1.69	-58%
Other	2.54	4.51	-1.96	-44%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viro/Infection & Respiratory” product category, which generated $14.6 million in sales revenue in 2014 compared to $18.2 million a year ago, a decrease of $3.6 million, which was mainly due to the decrease in sales of Andrographolide and Clarithromycin, primarily affected by market demand volatility. having injectables as the main product in this category. The suspension of the two injectables product lines during 2014 negatively impacted our sales performance.

Sales of the “CNS Cerebral & Cardio Vascular” category decreased by $3.4 million to $3.8 million in 2014 compared to $7.2 million in 2013, which was mainly due to having injectables as the main product in this category. The suspension of the two injectables product lines during 2014 negatively impacted our sales performance. Our “Digestive Diseases” category generated $1.3 million of sales in 2014, compared to $2.9 million in the previous year, a decrease of $1.7 million.  Our “Other” product category sales fell to $2.5 million from $4.5 million, a decrease of $2.0 million.

For year ended December 31, 2014, revenue breakdown by product category showed some changes. Sales of the “Anti-Viro & Respiratory” products category represented 66% of total sales in the year ended on December 31, 2014, compared to 55% in 2013. The “CNS, Cerebral & Cardio Vascular” category represented 17% of total revenue in 2014 and 22% in 2013. The “Digestive Diseases” category represented 6% of total revenue in 2014 compared to 9% in 2013.  The “Other” category represented 11% and 14% of revenues in 2014 and 2013, respectively.

Cost of Revenue

For the year ended December 31, 2014, our cost of revenue was $17.2 million, or 78% of total revenue, which represented a decrease of $6.2 million from $23.4 million, or 71% of total revenue, in 2013.  The decrease in cost of revenue during 2014 was less proportional to the revenue decrease as the Company deferred revenue on certain transactions.

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

Gross Profit (Loss) and Gross (Loss) Margin

Gross profit for the year ended December 31, 2014 was $2.7 million, compared to gross loss of $0.5 million in 2013. Our gross profit margin in 2014 was 12.1% compared to gross loss margin of (1.5)% in 2013. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 22.2% in 2014 and 28.7% in 2013. The healthcare reform instituted by the Chinese government since 2009 contains pricing controls, which have resulted in margin compression in most pharmaceutical products on the market today, especially in the generic space where many of our products are sold. Going forward, we expect to see continued pricing pressures on most products, while new products could help support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the year ended December 31, 2014 and 2013 were both $3.3 million.  Selling expenses accounted for 15.1% of the total revenue in 2014 compared to 10% in 2013.  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need additional personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2014 were $1.7 million, a decrease of $0.7 million from $2.4 million in 2013. General and administrative expenses accounted for 7.8% and 7.3% of our total revenues in 2014 and 2013, respectively.

The main reason for this decrease was due to adjustments of amortization expense in 2013 and 2014 which created an approximately $0.4 million difference under general and administrative expenses and an approximately $0.2 million expense under the consulting service agreement we entered in 2013 for which no comparable expense exists in 2014.

Research and Development Expense

Our research and development expenses for the year ended December 31, 2014 were $2.8 million, an increase of $1.1 million from $1.7 million in 2013. Research and development expenses accounted for 12.6% and 5.1% of our total revenues in 2014 and 2013, respectively. The change in research and development expenses was mainly due to the costs related to testing of the new production lines. In addition, we commenced leading formulation screening, new technology exploration and technical criteria improvement activities since 2013. As a result, the expenses related to such activities increased in 2014.

Bad Debt Expense

We recognized bad debt expense resulting from an increase in the allowance for doubtful accounts relating to trade accounts receivable and other receivables of $31.5 million and $10.8 million during the years ended December 31, 2014 and 2013, respectively.

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

Our bad debt allowance estimate is currently the sum of 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $44.3 million and $13.3 million as of December 31, 2014 and December 31, 2013, respectively. The changes in the allowance for doubtful accounts during the years ended December 31, 2014 and 2013 were as follows:

	For the Fiscal Years Ended
	December 31,
	2014	2013
Balance, Beginning of Year	$13,301,622	$4,429,945
Bad debt expense	31,352,579	10,752,991
Charged to reserve	-531,598	-2,160,527
Foreign currency translation adjustment	224,848	279,213
Balance, End of Year	$44,347,451	$13,301,622

Loss from Natural Disaster

We suffered losses of $2,276,519 relating to a tropical typhoon during the twelve months ended December 31, 2014 as discussed fully in Note 3 to the consolidated financial statements. There was no comparable expense in the prior year period.

Loss from Operations

Our operating loss for the year ended December 31, 2014 was $38.8 million, compared to operating loss of $18.6 million in 2013. The main reasons for the increase in loss were lower revenue and higher bad debt expense in 2014.

Net Interest Expense

Net interest expense for the year ended December 31, 2014 was $785,804, compared to $340,239 in 2013, an increase of $437,108. The increase is primarily due to the additional interest incurred in conjunction with the Construction loan facility as discussed in Note 11 to the consolidated financial statements.

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

Net Loss

Net Loss for year ended December 31, 2014 was $39.6 million, compared to net loss of $20.0 million for the year ended December 31, 2013. The increase in net loss was mainly due to the decrease in revenue and increase in bad debt expense.

For the year ended December 31, 2014, loss per basic and diluted common share was $(0.91), compared to loss per basic and diluted share of $(0.46) for the year ended December 31, 2013.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both 2014 and 2013.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $5.3 million, which represents 4.4% of our total assets as of December 31, 2014, as compared to $6.0 million, which represents 3.8% of our total assets as of December 31, 2013. All of the $5.3 million of cash and cash equivalents as of December 31, 2014 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of December 31, 2014, we had a principal balance of $4.9 million in short-term bank loans. This loan is due on November 24, 2015. In addition, we entered into an eight-

year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The current portion of the construction loan facility is $1.6 million as of December 31, 2014. Both the short term bank loan and the construction loan facility are from the same bank. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility.

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

As of December 31, 2014, our accounts receivable was $13.9 million, a decrease of $31.2 million from $45.1 million as of December 31, 2013. Our receivables decreased due to our increased allowance for doubtful accounts and decrease in sales. For the year ended December 31, 2014, $3.2 million was used to fund accounts receivable, compared to $3.6 million generated from decrease in accounts receivable in the comparable period a year ago.

As of December 31, 2014, total inventory was $15.3 million, a decrease of $9.4 million from $24.7 million as of December 31, 2013. This decrease was mainly due to decreased purchases of raw materials for injectable products and the increased inventory obsolescence recognized in 2014.

Investing Activities

During the year ended December 31, 2014, net cash used in investing activities was $5.9 million, a decrease of $13.2 million, compared to $19.1 million for the year ended December 31, 2013.  The investment spending in 2014 and 2013 was mainly for the new GMP upgrading related construction and equipment.

Financing Activities

Cash flow provided from financing activities was $0.6 million and $12.3 million in the year ended December 31, 2014 and 2013, respectively. The financing activities that occurred in 2014 and 2013 were primarily related to the construction loan facility described under the first paragraph under this section entitled “Liquidity and Capital Resources”.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2014 and 2013, the net assets of Helpson were $87,832,000 and $127,626,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,182,770 (50% of registered capital) for the fiscal years ended December 31, 2014 and 2013, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 9.2% and 6.4%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2014.

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

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Organization and Significant Accounting Policies”, is incorporated herein by reference.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2014 with respect to (1) evaluation process of whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized; (2) management process to develop the estimate of the allowance for doubtful accounts, reporting for (3) inventory obsolescence; and (4) property and equipment. The material weaknesses occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

Date: December 24, 2015	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)	December 24, 2015

/s/ Heung Mei Tsui Heung Mei Tsui	Director	December 24, 2015

/s/ Gene Michael Bennett Gene Michael Bennett	Director	December 24, 2015

/s/ Yingwen Zhang Yingwen Zhang	Director	December 24, 2015

/s/ Baowen Dong Baowen Dong	Director	December 24, 2015

CHINA PHARMA HOLDINGS, INC.
Exhibit Index to Annual Report on Form 10-K/A
For the Fiscal Year Ended December 31, 2014

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1
Engagement Letter dated December 24, 2012 by and between the Company and Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 14, 2013).

10.2	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.3
Employment Agreement dated July 1, 2010 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2010).

10.4
Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on March 30, 2015).

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

As discussed in Note 1, the accompanying 2014 consolidated financial statements have been restated for the correction of misstatements.

/s/ ARSHAK DAVTYAN, INC.

ARSHAK DAVTYAN, INC.
Salt Lake City, Utah
March 30, 2015, except for Note 1, as to which the date is December 24, 2015

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(As Restated - Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,295,790	$5,993,139
Banker's acceptances	458,233	336,003
Trade accounts receivable, less allowance for doubtful
accounts of $44,347,451 and $13,301,622, respectively	13,853,744	45,147,602
Other receivables, less allowance for doubtful
accounts of $60,325 and $43,064, respectively	272,199	175,739
Advances to suppliers	7,889,009	7,626,716
Inventory, less allowance for obsolescence
of $6,934,044 and $8,027,126, respectively	15,321,856	24,677,120
Prepaid expenses	404,370	-
Total Current Assets	43,495,201	83,956,319

Advances for purchases of intangible assets	42,390,186	41,701,505
Property and equipment, net of accumulated depreciation of
$6,640,718 and $5,264,350, respectively	33,881,878	30,241,337
Intangible assets, net of accumulated amortization of
$4,186,273 and $3,812,992, respectively	1,317,221	1,711,793
TOTAL ASSETS	$121,084,486	$157,610,954

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,550,816	$1,877,437
Accrued expenses	269,870	323,651
Other payables	1,401,470	1,312,361
Advances from customers	2,078,866	2,228,238
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,629,062	-
Short-term notes payable	4,887,187	4,909,662
Total Current Liabilities	14,171,838	12,005,916
Non-current Liabilities:
Construction loan facility	11,403,438	12,484,183
Deferred revenue	2,516,383	-
Long-term deferred tax liability	252,707	176,414
Total Liabilities	28,344,366	24,666,513
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	49,345,516	88,896,276
Accumulated other comprehensive income	19,760,820	20,414,381
Total Stockholders' Equity	92,740,120	132,944,441
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,084,486	$157,610,954

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Year
	Ended December 31,
	2014	2013
	(As Restated - Note 1)
Revenue	$22,133,866	$32,806,678
Cost of revenue	17,215,576	23,405,886
Inventory obsolescence	2,250,130	9,881,711

Gross profit	2,668,160	(480,919)

Operating expenses:
Selling expenses	3,346,511	3,284,905
General and administrative expenses	1,716,760	2,404,338
Research and development expenses	2,798,557	1,683,244
Bad debt expense	31,352,579	10,752,991
Losses from natural disaster	2,276,519	-
Total operating expenses	41,490,926	18,125,478

Subsidy income	65,113	-

Loss from operations	(38,757,653)	(18,606,397)

Other income (expense):
Interest income	69,739	8,457
Interest expense	(785,804)	(348,696)
Net other expense	(716,065)	(340,239)

Loss before income taxes	(39,473,718)	(18,946,636)
Income tax expense	(77,042)	(1,061,413)
Net loss	(39,550,760)	(20,008,049)
Other comprehensive income - foreign currency
translation adjustment	(653,561)	4,435,923
Comprehensive loss	$(40,204,321)	$(15,572,126)
Loss per share:
Basic	$(0.91)	$(0.46)
Diluted	$(0.91)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2012	43,579,557	43,580	23,590,204	108,904,325	15,978,458	148,516,567

Net loss for the year	-	-	-	(20,008,049)		(20,008,049)
Foreign currency translation adjustment	-	-	-		4,435,923	4,435,923
Balance, December 31, 2013	43,579,557	43,580	23,590,204	88,896,276	20,414,381	132,944,441

Net loss for the year (Restated)	-	-	-	(39,550,760)	-	(39,550,760)
Foreign currency translation adjustment (Restated)	-	-	-	-	(653,561)	(653,561)
Balance, December 31, 2014 (Restated)	43,579,557	$43,580	$23,590,204	$49,345,516	$19,760,820	$92,740,120

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2014	2013
	(As Restated - Note 1)
Cash Flows from Operating Activities:
Net loss	$(39,550,760)	$(20,008,049)
Depreciation and amortization	1,785,835	1,612,830
Bad debt expense	31,352,579	10,752,991
Deferred income taxes	77,042	1,061,413
Inventory obsolescence reserve	(1,055,529)	6,121,655
Deferred revenue	2,514,457	-
Changes in assets and liabilities:
Trade accounts and other receivables	(3,163,945)	3,633,180
Advances to suppliers	(296,979)	(2,625,629)
Inventory	12,780,457	11,155,810
Trade accounts payable	634,673	(1,183,733)
Accrued taxes payable	84	(2,499,949)
Other payables and accrued expenses	37,584	356,640
Advances from customers	(139,066)	218,656
Prepaid expenses	(404,060)	-
Net Cash Provided by Operating Activities	4,572,372	8,595,815

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(714,697)	(298,631)
Purchases of property and equipment	(5,128,699)	(18,794,261)
Net Cash Used in Investing Activities	(5,843,396)	(19,092,892)

Cash Flows from Financing Activities:
Proceeds from construction term loan	605,002	12,322,648
Net Cash Provided by Financing Activity	605,002	12,322,648

Effect of Exchange Rate Changes on Cash	(31,327)	137,860
Net (Decrease) Increase in Cash and Cash Equivalents	(697,349)	1,963,431
Cash and Cash Equivalents at Beginning of Period	5,993,139	4,029,708
Cash and Cash Equivalents at End of Period	$5,295,790	$5,993,139

Supplemental Cash Flow Information:
Cash paid for interest	$1,230,800	$569,855
Cash paid for income taxes	-	2,481,164

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$46,780	$144,243
Accounts receivable collected with banker's acceptances	2,777,579	8,317,045
Inventory purchased with banker's acceptances	2,489,698	4,626,165
Advances for purchases of equipment paid with banker's acceptances	-	2,564,790
Advances for purchases of intangibles paid with banker's acceptances	164,208	897,820

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 – RESTATEMENT

Restatement of December 31, 2014 Consolidated Financial Statements – The Company had not properly evaluated whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized. As a result of the process review of revenue recognition, the Company determined that collectability of revenue was not reasonably assured for certain sales transactions and consequently it deferred the revenue recognition on these transactions.

Additionally, the Company previously had not properly evaluated the reasonableness of the allowance for doubtful accounts. As a result of the process review of estimating the allowance for doubtful accounts, the Company has changed its estimate of allowance for doubtful accounts.

As a result of revisions to the Company’s reporting processes related to the above referenced items, the Company has adjusted its consolidated financial statements as of December 31, 2014 and for the year then ended.

The adjustments in connection with the restatement are as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	restated
December 31, 2014
Accounts receivable, net of allowance	$24,851,086	$(10,997,342)	$13,853,744
Total current assets	54,492,543	(10,997,342)	43,495,201
Total assets	132,081,828	(10,997,342)	121,084,486
Deferred revenue	-	2,516,383	2,516,383
Total liabilities	25,827,983	(2,516,383)	28,344,366
Retained earnings	62,848,901	13,503,385	49,345,516
Accumulated other comprehensive income - foreign
currency translation adjustment	19,771,160	10,340	19,760,820
Total stockholders' equity	106,253,845	13,513,725	92,740,120
Total liabilities and stockholders' equity	$132,081,828	$10,997,342	$121,084,486

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	restated
For the year ended December 31, 2014
Revenue	$24,927,707	$(2,793,841)	$22,133,866
Gross profit	5,462,001	(2,793,841)	2,668,160
Bad debt expense	20,643,045	10,709,534	31,352,579
Total operating expenses	30,781,382	10,709,544	41,490,926
Loss from operations	(25,254,268)	(13,503,385)	(38,757,653)
Loss before income taxes	(25,970,333)	(13,503,385)	(39,473,718)
Income taxes	77,042	-	77,042
Net loss	(26,047,375)	(13,503,385)	(39,550,760)
Other comprehensive income - foreign
currency translation adjustment	(643,221)	(10,340)	(653,561)
Basic and diluted loss per share	$(0.60)	$(0.31)	$(0.91)

	As Previously		As
Statement of Cash Flows Amounts	Reported	Restatement	restated
For the year ended December 31, 2014
Net loss	$(26,047,375)	$(13,503,385)	$(39,550,760)
Bad debt expense	20,643,035	10,709,544	31,352,579
Deferred revenue	-	2,514,457	2,514,457
Trade accounts and other receivables	$(3,443,329)	$279,384	$(3,163,945)

NOTE 2 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition – Revenue is considered earned when the Company obtains persuasive evidence of an arrangement with the customer, when delivery of the products has occurred, when the sales price is fixed or determinable, and when collectability is reasonably assured. Delivery does not occur until products have been shipped to the customer, the risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company obtains objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. Revenue is deferred when collectability is not considered to be reasonably assured.

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Year
	Ended December 31,
	2014	2013
	(As restated)
Net loss	$(39,550,760)	$(20,008,049)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.91)	$(0.46)
Diluted loss per share	$(0.91)	$(0.46)

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

NOTE 3 – LOSSES FROM NATURAL DISASTER

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

NOTE 4 – PRODUCT RECALL

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

NOTE 5 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2014	2013
Raw materials	$18,819,570	$28,259,707
Work in process	-	853,602
Finished goods	3,436,330	3,590,937
	22,255,900	32,704,246
Obsolescence reserve	(6,934,044)	(8,027,126)
Total Inventory	$15,321,856	$24,677,120

NOTE 6 - PROPERTY AND EQUIPMENT

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

NOTE 7 - INTANGIBLE ASSETS

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

NOTE 8 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – NOTES PAYABLE

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

NOTE 11 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13.0 and $12.5 million as of December 31, 2014 and 2013, respectively) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility amount is RMB 80,000,000 (approximately $13 million) and is from the same bank that currently provides the line of credit as discussed in Note 10.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipments and machinery. The loan currently bears interest at 7.205%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in annual installments over the next six years through July 11, 2021. As of December 31, 2014, the Company had no additional amounts available to it under this loan facility.

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

NOTE 12 - INCOME TAXES

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

Enterprise Income
Year	Tax Rate
2013	15%
2014	15%
2015	15%
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013
	(As restated)
Current	$-	$-
Deferred	77,042	1,061,413
Total income tax expense (benefit)	$77,042	$1,061,413

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2014	2013
	(As restated)
(Benefit) tax at statutory rate of 25%	$(9,868,430)	$(4,736,660)
Stock based compensation from current and prior years	-	8,534
Effect of tax holiday	3,906,336	1,834,517
Other, primarily the difference in U.S. tax rates	7,815	-
Change in valuation allowance	6,031,321	3,955,022
Income tax expense	$77,042	$1,061,413

The effect of the tax holiday amounted to a change in the tax expense (benefit) of $3,906,336 and $1,834,517 for the years ended December 31, 2014 and 2013, which was equivalent to basic and diluted earnings per share of ($0.09) and ($0.04) per share for the years ended December 31, 2014 and 2013, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2014	2013
	(As restated)
Deferred income tax assets:
Allowance for doubtful trade receivables	$6,652,118	$1,995,243
Allowance for doubtful other receivables	9,049	6,460
Inventory obsolescence reserve	1,040,107	1,501,687
Expenses not deductible in current year	31,000	31,143
Deferred revenue	377,457	-
PRC net operating loss carry forward	1,676,852	328,643
U.S. net operating loss carry forward	1,181,679	1,052,784
Total deferred income tax assets	10,968,262	4,915,960
Valuation allowance	(10,968,262)	(4,915,960)
Net deferred income tax asset	$-	$-

As of December 31, 2014, the Company had net operating loss carryforwards for PRC tax purposes of approximately $11.2 million which are available to offset any future taxable income through 2019. The Company also has net operating losses for United States federal income tax purposes of approximately $3.5 million which are available to offset future taxable income, if any, through 2034.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2014 and 2013.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $10,968,262 and $4,915,960 as of December 31, 2014 and 2013, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

NOTE 14 - STOCKHOLDERS' EQUITY

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – CONCENTRATIONS

For the year ended December 31, 2014, one customer accounted for 13.0% of sales and one supplier accounted for 26.5% of raw material purchases, one customer accounted for 17.7% of accounts receivable, and three different products accounted for 49%, 12% and 11% of revenue.

For the year ended December 31, 2013, no customer accounted for more than 10% of sales and one supplier accounted for 18.7% of raw material purchases, two customers accounted for 14.5% and 11.2% of accounts receivable, and three different products accounted for 35%, 13% and 10% of revenue.