Form 10-Q/A
period 2015-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2015-12-28
CIK 1106644

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of May 5, 2015.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015 (the “Original 10-Q”).  The Amended 10-Q is being filed to amend the Original 10-Q as follows:

1.
The Company had not properly evaluated whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized. As a result of the process review of revenue recognition, the Company determined that collectability of revenue was not reasonably assured for certain sales transactions and consequently it deferred revenue on these transactions.  Additionally, the Company previously had not properly evaluated the reasonableness of the allowance for doubtful accounts. As a result of the process review of calculating the allowance for doubtful accounts, the Company has changed its estimate of allowance for doubtful accounts. Consequently, the Balance Sheet as of March 31, 2015 and the Statement of Operations and Comprehensive Loss, Statement of Cash Flows and Statement of Stockholders Equity for the three months ended March 31, 2015 have been restated.

2.
To amend the reportable figures affected by the restatements discussed above and add the words “as restated”, as applicable, to column headings of certain financial tables contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3.
To amend and restate, in its entirety, Item 4. “Controls and Procedures,” due to the errors in accounting that led to the restatement, the management concluded that the Company's disclosure controls and procedures were not effective at March 31, 2015.

Except as set forth above, the Amended 10-Q is identical to the Original 10-Q.  The Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and no attempt has been made in the Amended 10-Q to modify or update other disclosures as presented in the Original 10-Q.  Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original 10-Q.  Additionally, the Company has attached to the Amended 10-Q updated certifications executed as of the date of the Amended 10-Q by the Company’s Chief Executive Officer and interim Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2 and 32.1 to the Amended 10-Q.

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

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
	As restated (Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$5,268,856	$5,295,790
Banker's acceptances	120,766	458,233
Trade accounts receivable, less allowance for doubtful
accounts of $47,767,489 and $44,357,451, respectively	11,677,829	13,853,744
Other receivables, less allowance for doubtful
accounts of $67,988 and $60,325, respectively	250,248	272,199
Advances to suppliers	8,082,226	7,889,009
Inventory, less allowance for obsolescence
of $7,169,389 and $6,934,044, respectively	15,348,939	15,321,856
Prepaid expenses	231,637	404,370
Total Current Assets	40,980,501	43,495,201

Advances for purchases of intangible assets	42,594,188	42,390,186
Property and equipment, net of accumulated depreciation of
$7,530,897 and $6,640,718, respectively	33,234,025	33,881,878
Intangible assets, net of accumulated amortization of
$4,299,549 and $4,186,273, respectively	1,226,411	1,317,221
TOTAL ASSETS	$118,035,125	$121,084,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,232,670	$2,550,816
Accrued expenses	260,796	269,870
Other payables	1,425,437	1,401,470
Advances from customers	1,844,518	2,078,866
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,636,902	1,629,062
Short-term notes payable	4,910,707	4,887,187
Total Current Liabilities	14,665,597	14,171,838
Non-current Liabilities:
Construction loan facility	11,458,317	11,403,438
Deferred revenue	3,179,390	3,164,163
Long-term deferred tax liability	273,291	252,707
Total Liabilities	29,576,595	28,992,146
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	44,628,941	48,698,231
Accumulated other comprehensive income	20,195,805	19,760,325
Total Stockholders' Equity	88,458,530	92,092,340
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,035,125	$121,084,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
	As restated (Note 1)
Revenue	$5,694,930	$7,105,515
Cost of revenue	4,434,706	4,445,129
Inventory obsolescence	201,097	-

Gross profit	1,059,127	2,660,386

Operating expenses:
Selling expenses	988,953	820,405
General and administrative expenses	472,429	423,927
Research and development expenses	160,828	444,407
Bad debt expense	3,200,003	3,308,129
Total operating expenses	4,822,213	4,996,868

Loss from operations	(3,763,086)	(2,336,482)

Other income (expense):
Interest income	26,855	21,783
Interest expense	(313,775)	(56,447)
Net other expense	(286,920)	(34,664)

Loss before income taxes	(4,050,006)	(2,371,146)
Income tax expense	(19,284)	(19,347)
Net loss	(4,069,290)	(2,390,493)
Other comprehensive income - foreign currency
translation adjustment	435,480	(1,114,984)
Comprehensive loss	$(3,633,810)	$(3,505,477)
Loss per share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2015	2014
	As restated (Note 1)
Cash Flows from Operating Activities:
Net loss	$(4,069,290)	$(2,390,493)
Depreciation and amortization	951,212	298,955
Bad debt expense	3,200,003	3,308,129
Inventory obsolencence reserve	201,097
Deferred income taxes	19,284	19,347
Changes in assets and liabilities:
Trade accounts and other receivables	(1,408,092)	(1,502,564)
Advances to suppliers	(154,575)	(29,253)
Inventory	396,521	482,976
Trade accounts payable	917,765	2,504,292
Accrued taxes payable	18,019	321,134
Other payables and accrued expenses	(4,813)	(24,759)
Advances from customers	(243,289)	(66,326)
Prepaid expenses	173,919	(430,479)
Net Cash Provided by Operating Activities	(2,239)	2,490,959

Cash Flows from Investing Activities:
Purchases of property and equipment and	-	-
construction in process	(47,106)	(3,753,668)
Net Cash Used in Investing Activities	(47,106)	(3,753,668)

Cash Flows from Financing Activity:
Proceeds from construction term loan	-	607,733
Net Cash Provided by Financing Activity	-	607,733

Effect of Exchange Rate Changes on Cash	22,411	(46,204)
Net (Decrease) Increase in Cash and Cash Equivalents	(26,934)	(701,180)
Cash and Cash Equivalents at Beginning of Period	5,295,790	5,993,139
Cash and Cash Equivalents at End of Period	$5,268,856	$5,291,959

Supplemental Cash Flow Information:
Cash paid for interest	$310,390	$276,215
Cash paid for income taxes	-	-

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$-	$1,382
Accounts receivable collected with banker's acceptances	464,075	644,740
Inventory purchased with banker's acceptances	551,167	915,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 1 – RESTATEMENT

Restatement of March 31, 2015 Consolidated Financial Statements – The Company had not properly evaluated whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized. As a result of the process review of revenue recognition, the Company determined that collectability of revenue was not reasonably assured for certain sales transactions and consequently it deferred revenue on these transactions.

Additionally, the Company previously had not properly evaluated the reasonableness of the allowance for doubtful accounts. As a result of the process review of estimating the allowance for doubtful accounts, the Company has changed its estimate of allowance for doubtful accounts.

As a result of revisions to the Company’s reporting processes related to the above referenced items, the Company has adjusted its consolidated financial statements as of March 31, 2015 and for the three months then ended. The adjustments were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	restated
March 31, 2015
Accounts receivable, net of allowance	$18,806,377	$(7,128,548)	$11,677,829
Total current assets	48,109,049	(7,128,548)	40,980,501
Total assets	125,163,673	(7,128,548)	118,035,125
Deferred revenue	-	3,179,390	3,179,390
Total liabilities	26,397,205	(3,179,390)	29,576,595
Retained earnings	54,874,958	10,246,017	44,628,941
Accumulated other comprehensive income - foreign
currency translation adjustment	20,257,726	61,921	20,195,805
Total stockholders' equity	98,766,468	10,307,938	88,458,530
Total liabilities and stockholders' equity	$125,163,673	$7,128,548	$118,035,125

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	restated
For the three months ended March 31, 2015
Bad debt expense	7,104,656	(3,904,653)	3,200,003
Total operating expenses	8,726,866	(3,904,653)	4,822,213
Loss from operations	(7,667,739)	3,904,653	(3,763,086)
Loss before income taxes	(7,954,659)	3,904,653	(4,050,006)
Net loss	(7,973,943)	3,904,653	(4,069,290)
Other comprehensive income - foreign
currency translation adjustment	486,566	(51,086)	435,480
Basic and diluted loss per share	$(0.18)	0.09	$(0.09)

	As Previously		As
Statement of Cash Flows Amounts	Reported	Restatement	restated
For the three months ended March 31, 2015
Net loss	$(7,973,943)	3,904,653	$(4,069,290)
Bad debt expense	7,104,656	(3,904,653)	3,200,003

NOTE 2 - BASIS OF PRESENTATION

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months
	Ended March 31,
	2015	2014
	(As restated)
Net loss	$(4,069,290)	$(2,390,493)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.09)	$(0.05)
Diluted loss per share	$(0.09)	$(0.05)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$18,779,245	$18,819,570
Work in process	-	-
Finished goods	3,739,083	3,436,330
	22,518,328	22,255,900
Obsolescence reserve	(7,169,389)	(6,934,044)
Total Inventory	$15,348,939	$15,321,856

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
Permit of land use	$461,063	$458,853
Building	11,333,987	11,279,704
Plant, machinery and equipment	28,541,198	28,358,694
Motor vehicle	151,702	150,976
Office equipment	271,096	268,521
Construction in progress	5,876	5,848
Total	40,764,922	40,522,596
Less: accumulated depreciation	(7,530,897)	(6,640,718)
Property and Equipment, net	$33,234,025	$33,881,878

A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months
	Ended March 31,
	2015	2014
Total interest cost incurred	$313,775	$276,215
Interest cost capitalized	-	219,768
Interest expense	$313,775	$56,447

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	10
Motor vehicle	5 - 10
Office equipment	3-5

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

NOTE 8 – NOTES PAYABLE

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

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $50.9 million as of March 31, 2015. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Under current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2014	15%
2015	15%
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2015	2014
Current	$-	$-
Deferred	(19,284)	(19,347)
Total income tax (benefit) expense	$(19,284)	$(19,347)

The Company has net operating loss carry forwards for PRC tax purposes of approximately $11.9 million as of March 31, 2015, of which approximately $6.9 million, $4.4 million and $0.9 million is available to offset future taxable income through 2018, 2019 and 2020, respectively.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of March 31, 2015 and December 31, 2014.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $10,450,754 and $10,968,262 as of March 31, 2015 and December 31, 2014, respectively.

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

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

Our net loss for the three months ended March 31, 2015 was $4.1 million, compared to net loss of $2.4 million for the three months ended March 31, 2014. Net loss for the three months ended March 31, 2015 was mainly due to a decrease in revenue, and a comparable increase in cost of revenue.

Revenue

Revenue decreased by 20% to $5.7 million for the three months ended March 31, 2015, as compared to $7.1 million for the three months ended March 31, 2014.

Set forth below are our revenues by product category in millions USD for the three months ended March 31, 2015 and 2014:

Product Category	Three Months Ended March 31		Net Change	% Change
	2015	2014
Anti-Viro/ Infection & Respiratory	$4.1	$5.0	($0.9)	-19%
CNS Cerebral & Cardio Vascular	$0.7	$0.9	($0.2)	-22%
Digestive Diseases	$0.1	$0.3	($0.2)	-52%
Other	$0.8	$0.9	($0.1)	-11%

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

Bad Debt Expense

Our bad debt expense for the three months ended March 31, 2015 were $3.2 million, which represented a decrease of $0.1 million from $3.3 million in the same period of 2014. The decrease in bad debt expenses was mainly due to the revision of the estimate for the allowance for doubtful accounts. We continued the marketing strategy of priority supply to customers with high-quality accounts receivable payment history, which in turn affected our relationship with customers with poor accounts receivable payment performance, and their payment has been further slowed down. Nevertheless, even if the aging of the accounts receivable remains old, the management endeavors to facilitate and incentivize the repayment from such customers and may consider favored policies for that purpose.

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

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $40.6 million and $44.4 million as of March 31, 2015 and December 31, 2014, respectively. The changes in the allowance for doubtful accounts during the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Balance, Beginning of Period	$44,347,451	$13,301,622
Bad debt expense	3,200,003	3,308,129
Foreign currency translation adjustment	220,035	-141,299
Balance, End of Period	$44,767,489	$16,468,452

Loss from Operations

Our operating loss for the three months ended March 31, 2015 was $3.8 million as compared to $2.3 million in the same period of 2014.  The increase of the operating loss was the primarily due to the decrease in revenue for the three months ended March 31, 2015.

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

Net Loss

Net loss for three months ended March 31, 2015 was $4.1 million, compared to net loss of $2.4 million in the same period of 2014. The increase of the net loss was primarily due to the decrease in revenue for the three months ended March 31, 2015.

For the three months ended March 31, 2015, loss per basic and diluted common share was $0.09, compared to loss per basic and diluted share of $0.05 for the same period of 2014.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $5.3 million, which represents 4.5% of our total assets as of March 31, 2015, remaining comparable to $5.3 million, which represented 4.4% of our total assets as of December 31, 2014. All of the $5.3 million of cash and cash equivalents as of March 31, 2015 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of March 31, 2015, we had a principal balance of $4.9 million in short-term bank loans. This loan is due on November 24, 2015. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The current portion of the construction loan facility is $1.6 million as of March 31, 2015 and is payable on July 11, 2015. Both the short-term bank loan and the construction loan facility are from the same bank. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility.

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

As of March 31, 2015, our accounts receivable was $11.7 million, a decrease of $2.2 million from $13.9 million as of December 31, 2014. Our receivables decreased due to revision of the estimate for the allowance for doubtful accounts as of March 31, 2015 compared to December 31, 2014.

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

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of March 31, 2015 and December 31, 2014, the net assets of Helpson were $84,304,000 and $87,832,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) on March 31, 2015 and December 31, 2014, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 9.7% and 9.3%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2015.

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

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Basis of Presentation”, is incorporated herein by reference.

Item 3.                  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as originally filed with the SEC on May 11, 2015, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

However, for the reasons stated in Note 1 to our consolidated financial statements included in this report, we determined that a restatement was required for our financial statements for the three months ended March 31, 2015. As a result of the foregoing, management determined that the material weaknesses existed with respect to (1) evaluation process of whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized; and (2) management process to develop the estimate of the allowance for doubtful accounts.

As result of the material weaknesses identified above, our Chief Executive Officer and interim Chief Financial Officer have reevaluated our disclosure controls and procedures and, on December 24, 2015, concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

Changes in Internal Controls over Financial Reporting

Because we were not aware of the material weaknesses as set forth above during the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The material weaknesses occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weakness by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses.

PART II    OTHER INFORMATION

Item 6.                  Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: December 24, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: December 24, 2015	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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