Form 10-Q/A
period 2015-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2015-12-28
CIK 1106644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended 10-Q”) of China Pharma Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015 (the “Original 10-Q”).  The Amended 10-Q is being filed to amend the Original 10-Q as follows:

1.
The Company had not properly evaluated whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized. As a result of the process review of revenue recognition, the Company determined that collectability of revenue was not reasonably assured for certain sales transactions and consequently it deferred revenue on these transactions.  Additionally, the Company previously had not properly evaluated the reasonableness of the allowance for doubtful accounts. As a result of the process review of calculating the allowance for doubtful accounts, the Company has changed its estimate of allowance for doubtful accounts. Consequently, the Balance Sheet as of June 30, 2014 and the Statement of Operations and Comprehensive Loss, Statement of Cash Flows and Statement of Stockholders Equity for the six months ended June 30, 2015 have been restated.

2.
To amend the reportable figures affected by the restatements discussed above and add the words “as restated”, as applicable, to column headings of certain financial tables contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

3.
To amend and restate, in its entirety, Item 4. “Controls and Procedures,” due to the errors in accounting that led to the restatement, the management concluded that the Company's disclosure controls and procedures were not effective at June 30, 2015.

Except as set forth above, the Amended 10-Q is identical to the Original 10-Q.  The Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and no attempt has been made in the Amended 10-Q to modify or update other disclosures as presented in the Original 10-Q.  Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original 10-Q.  Additionally, the Company has attached to the Amended 10-Q updated certifications executed as of the date of the Amended 10-Q by the Company’s Chief Executive Officer and interim Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, and 32.1 to the Amended 10-Q.

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

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
	(As Restated - Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,549,200	$5,295,790
Banker's acceptances	90,330	458,233
Trade accounts receivable, less allowance for doubtful
accounts of $48,667,814 and $44,347,451, respectively	11,351,607	13,853,744
Other receivables, less allowance for doubtful
accounts of $81,605 and $60,325, respectively	401,223	272,199
Advances to suppliers	8,450,189	7,889,009
Inventory, less allowance for obsolescence
of $7,222,881 and $6,934,044, respectively	13,623,919	15,321,856
Prepaid expenses	58,102	404,370
Total Current Assets	38,524,570	43,495,201

Advances for purchases of intangible assets	43,136,305	42,390,186
Property and equipment, net of accumulated depreciation of
$8,413,910 and $6,640,718, respectively	32,596,716	33,881,878
Intangible assets, net of accumulated amortization of
$4,389,602 and $4,186,273, respectively	1,154,782	1,317,221
TOTAL ASSETS	$115,412,373	$121,084,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,698,993	$2,550,816
Accrued expenses	253,012	269,870
Other payables	1,527,045	1,401,470
Advances from customers	1,042,971	2,078,866
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,642,360	1,629,062
Short-term notes payable	4,927,079	4,887,187
Total Current Liabilities	14,446,027	14,171,838
Non-current Liabilities:
Construction loan facility	11,496,518	11,403,438
Deferred revenue	2,536,923	2,516,383
Long-term deferred tax liability	293,634	252,707
Total Liabilities	28,773,102	28,344,366
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	42,498,895	49,345,516
Accumulated other comprehensive income	20,506,592	19,760,820
Total Stockholders' Equity	86,639,271	92,740,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,412,373	$121,084,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(As Restated - Note 1)		(As Restated - Note 1)
Revenue	$5,674,175	$6,130,544	$11,369,105	$13,236,059
Cost of revenue	4,511,951	3,713,147	8,946,657	8,158,276
Inventory obsolescence	1,218,051	-	1,419,148	-

Gross (loss) profit	(55,827)	2,417,397	1,003,300	5,077,783

Operating expenses:
Selling expenses	1,012,463	627,442	2,001,416	1,447,847
General and administrative expenses	459,026	382,832	931,455	806,759
Research and development expenses	174,850	1,902,027	335,678	2,346,434
Bad debt expense (benefit)	(3,141,116)	8,032,315	3,963,540	11,340,444
Total operating expenses	(1,494,777)	10,944,616	7,232,089	15,941,484

Income (loss) from operations	1,438,950	(8,527,219)	(6,228,789)	(10,863,701)

Other income (expense):
Interest income	30,222	16,828	57,077	38,611
Interest expense	(322,422)	(113,363)	(636,197)	(169,810)
Net other expense	(292,200)	(96,535)	(579,120)	(131,199)

Loss before income taxes	1,146,750	(8,623,754)	(6,807,909)	(10,994,900)
Income tax expense	(19,428)	(19,196)	(38,712)	(38,543)
Net income (loss)	1,127,322	(8,642,950)	(6,846,621)	(11,033,443)
Other comprehensive income (loss) - foreign currency
translation adjustment	259,216	153,664	745,772	(961,320)
Comprehensive income (loss)	$1,386,538	$(8,489,286)	$(6,100,849)	$(11,994,763)
Income (loss) per share:
Basic	$0.03	$(0.20)	$(0.16)	$(0.25)
Diluted	$0.03	$(0.20)	$(0.16)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
	(As Restated - Note 1)
Cash Flows from Operating Activities:
Net loss	$(6,846,621)	$(11,033,443)
Depreciation and amortization	1,884,749	596,819
Bad debt expense	3,963,540	11,340,444
Inventory obsolencence reserve	231,326	-
Deferred income taxes	38,712	38,543
Changes in assets and liabilities:
Trade accounts and other receivables	(2,437,248)	(3,707,678)
Advances to suppliers	(494,834)	429,998
Inventory	2,508,519	4,781,501
Trade accounts payable	1,231,153	714,380
Accrued taxes payable	81,600	(35,513)
Other payables and accrued expenses	23,927	(124,072)
Advances from customers	(1,048,730)	(587,165)
Prepaid expenses	348,196	-
Net Cash Provided by Operating Activities	(515,711)	2,413,814

Cash Flows from Investing Activities:
Purchases of property and equipment and	-	-
construction in process	(264,869)	(4,543,490)
Net Cash Used in Investing Activities	(264,869)	(4,543,490)

Cash Flows from Financing Activity:
Proceeds from construction term loan	-	605,347
Net Cash Provided by Financing Activity	-	605,347

Effect of Exchange Rate Changes on Cash	9,790	(43,066)
Net (Decrease) Increase in Cash and Cash Equivalents	(770,790)	(1,567,395)
Cash and Cash Equivalents at Beginning of Period	5,319,990	5,993,139
Cash and Cash Equivalents at End of Period	$4,549,200	$4,425,744

Supplemental Cash Flow Information:
Cash paid for interest	$629,424	$621,841
Cash paid for income taxes	-	-

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$108,224	$35,275
Accounts receivable collected with banker's acceptances	952,353	944,624
Inventory purchased with banker's acceptances	924,000	1,235,956
Advances for intangible assets purchased with banker's acceptances	398,537	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NOTE 1 – RESTATEMENT

Restatement of June 30, 2015 Consolidated Financial Statements – The Company had not properly evaluated whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized. As a result of the process review of revenue recognition, the Company determined that collectability of revenue was not reasonably assured for certain sales transactions and consequently it deferred revenue on these transactions.

Additionally, the Company previously had not properly evaluated the reasonableness of the allowance for doubtful accounts. As a result of the process review of estimating the allowance for doubtful accounts, the Company has changed its estimate of allowance for doubtful accounts.

As a result of revisions to the Company’s reporting processes related to the above referenced items, the Company has adjusted its consolidated financial statements as of June 30, 2015 and for the six months then ended. The adjustments were as follows:

	As Previously		As
Balance Sheet Amounts	Reported	Restatement	restated
June 30, 2015
Accounts receivable, net of allowance	$17,175,376	$(5,823,769)	$11,351,607
Total current assets	44,348,339	(5,823,769)	38,524,570
Total assets	121,236,142	(5,823,769)	115,412,373
Deferred revenue	-	2,536,923	2,536,923
Total liabilities	26,236,179	(2,536,923)	28,773,102
Retained earnings	50,759,606	8,260,711	42,498,895
Accumulated other comprehensive income - foreign
currency translation adjustment	20,606,573	99,981	20,506,592
Total stockholders' equity	94,999,963	8,360,692	86,639,271
Total liabilities and stockholders' equity	$121,236,142	$5,823,769	$115,412,373

Statement of Operations and	As Previously		As
Comprehensive Income Amounts	Reported	Restatement	restated
For the six months ended June 30, 2015
Bad debt expense	9,206,214	(5,242,674)	3,963,540
Total operating expenses	12,474,763	(5,242,674)	7,232,089
Loss from operations	(11,471,463)	5,242,674	(6,228,789)
Loss before income taxes	(12,050,583)	5,242,674	(6,807,909)
Net loss	(12,089,295)	5,242,674	(6,846,621)
Other comprehensive income - foreign
currency translation adjustment	835,413	(89,641)	745,772
Basic and diluted loss per share	$(0.28)	0.12	$(0.16)

	As Previously		As
Statement of Cash Flows Amounts	Reported	Restatement	restated
For the six months ended June 30, 2015
Net loss	$(12,089,295)	5,242,674	$(6,846,621)
Bad debt expense	9,206,214	(5,242,674)	3,963,540

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

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(As restated)		(As restated)
Net income (loss)	$1,127,322	$(8,642,950)	$(6,846,621)	$(11,033,443)
Basic weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Basic income (loss) per share	$0.03	$(0.20)	$(0.16)	$(0.25)
Diluted income (loss) per share	$0.03	$(0.20)	$(0.16)	$(0.25)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$17,016,993	$18,819,570
Work in process	-	-
Finished goods	3,829,807	3,436,330
	20,846,800	22,255,900
Obsolescence reserve	(7,222,881)	(6,934,044)
Total Inventory	$13,623,919	$15,321,856

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Permit of land use	$462,600	$458,853
Building	11,371,775	11,279,704
Plant, machinery and equipment	28,638,117	28,358,694
Motor vehicle	258,890	150,976
Office equipment	273,348	268,521
Construction in progress	5,896	5,848
Total	41,010,626	40,522,596
Less: accumulated depreciation	(8,413,910)	(6,640,718)
Property and Equipment, net	$32,596,716	$33,881,878

A reconciliation of total interest cost incurred to interest expense as recognized in the consolidated statement of operations is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Total interest cost incurred	$322,422	$345,626	$636,197	$621,841
Interest cost capitalized	-	232,263	-	452,031
Interest expense	$322,422	$113,363	$636,197	$169,810

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

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

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $48.2 million at June 30, 2015. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

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

The Company has net operating loss carry forwards for PRC tax purposes of approximately $13.9 million at June 30, 2015, of which approximately $6.9 million, $4.4 million and $2.6 million is available to offset future taxable income through 2018, 2019 and 2020, respectively.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely the Company will realize all of the benefits of the deferred tax assets as of June 30, 2015 and December 31, 2014.  Therefore, the Company has provided for a valuation allowance against its deferred tax assets of $12,147,117 and $10,968,262 as of June 30, 2015 and December 31, 2014, respectively.

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

Gross Profit (Loss) and Gross Margin

Gross loss for the three months ended June 30, 2015 was $0.06 million, compared to gross profit of $2.4 million in the same period of 2014. Our gross loss margin in the second quarter of 2015 was (1)% compared to gross profit margin of 39% in the same period of 2014. Without considering the effect of inventory obsolescence in the three months ended June 30, 2015, management estimates that our gross profit margin would have been approximately 20% in this period. The decrease in gross profit margin was mainly due to the increase in production costs incurred to comply with the new GMP requirements, increased lower margin products sold in this period, as well as the inventory obsolescence incurred in the second quarter 2015.

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

Bad Debt Expense (Benefit)

Our bad debt expense (benefit) for the three months ended June 30, 2015 and 2014 were ($3.1) million and $8.0 million, respectively. The decrease in bad debt expense was mainly due to revision of estimate of allowance for doubtful accounts and the decrease in aged accounts receivable balance which hasn't been allowed against previously during the three months ended June 30, 2015 as compared to the same period of 2014.

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

Income (loss) from Operations

Our operating income (loss) for the three months ended June 30, 2015 was $1.4 million, compared to operating loss of ($8.5) million in the same period of 2014. The decrease in operating loss was primarily due to the decrease in bad debt expense and partially offset by the inventory obsolescence recognized in the second quarter of 2015.

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

Net Income (Loss)

Net income (loss) for three months ended June 30, 2015 and 2014 was $1.1 million and ($8.6) million, respectively. The decrease in net loss was primarily due to the decrease in bad debt expenses and partially offset by the inventory obsolescence recognized in the second quarter 2015.

For the three months ended June 30, 2015, income per basic and diluted common share was $0.03, compared to loss per basic and diluted share of ($0.20) for the same period in 2014.

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

Bad Debt Expenses

Our bad debt expenses for the six months ended June 30, 2015 was $4.0 million, compared to $11.3 million for the same period 2014. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expenses (Benefit)".

We recognize bad debt expenses per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize bad debt expenses for the difference between the two periods; when the current allowance is lower than that of the previous period, we recognize bad debt benefits for the difference. The allowance for doubtful accounts was $48.7 million and $44.4 million as of June 30, 2015 and December 31, 2014, respectively. Therefore, the changes in the allowance for doubtful accounts during the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended
	June 30,
	2015	2014
Balance, Beginning of Period	$44,347,451	$13,301,622
Bad debt expenses (benefits)	3,963,450	11,340,444
Foreign currency translation adjustment	356,913	(142,705)
Balance, End of Period	$48,667,814	$24,499,361

Loss from Operations

Our operating loss for the six months ended June 30, 2015 was approximately $6.2 million, compared to $10.9 million for the same period of 2014, which represented a decrease of $4.7 million. The deterioration in operating income performance was primarily due to lower revenue, comparably higher cost of revenue, increase in inventory obsolescence offset by the decrease in bad debt expense in the current period compared to the corresponding period one year ago.

Net Loss

Our net loss for the six months ended June 30, 2015 and 2014 was $6.8 million and $11.0 million, respectively, which represented a decrease of $4.2 million. The decrease in net loss was primarily due to lower revenue, comparably higher cost of revenue, increase in inventory obsolescence offset by the decrease in bad debt expense in the current period compared to the corresponding period one year ago.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $4.5 million, which represents 3.9% of our total assets as of June 30, 2015, as compared to $5.3 million, which represents 4.4% of our total assets as of December 31, 2014.  All of the $4.5 million of cash and cash equivalents at June 30, 2015 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of June 30, 2015, we had a principal balance of $4.9 million in short-term bank loans. The amounts advanced under the line of credit are due on November 24, 2015.  In addition, we have $1.6 million of short-term debt related to the current portion of our construction loan facility.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in annual installments which are due prior to July 10 of the following year over the next six years through July 11, 2021. No principal payments have been made under the facility as of the date of this report on Form 10-Q. The cash flow generated from operating activities was used to fund the market-share-recovering of our current existing products.

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

At June 30, 2015, our accounts receivable was $11.4 million, a decrease of $2.5 million from $13.9 million at December 31, 2014, which was due to the decrease in sales revision of estimate of allowance for doubtful accounts and our enhanced collection efforts.

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

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of June 30, 2015 and December 31, 2014, the net assets of Helpson were $81,945,000 and $87,832,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,182,770 and $8,182,770 (50% of registered capital) on June 30, 2015 and December 31, 2014, respectively.  Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 10.0% and 9.3%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2015.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 as originally filed with the SEC on August 14, 2015, our management, including our Chief Executive Officer and interim Chief Financial Officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

However, for the reasons stated in Note 1 to our consolidated financial statements included in this report, we determined that a restatement was required for our financial statements for the six months ended June 30, 2015. As a result of the foregoing, management determined that the material weaknesses existed with respect to (1) evaluation process of whether collectability of revenue was reasonably assured for sales to customers with significantly aged receivable balances and, therefore, whether the revenue had been appropriately recognized; and (2) management process to develop the estimate of the allowance for doubtful accounts.

As result of the material weakness identified above, our Chief Executive Officer and interim Chief Financial Officer have reevaluated our disclosure controls and procedures and, on December 24, 2015, concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.
.
Changes in Internal Controls over Financial Reporting

Because we were not aware of the material weaknesses as set forth above during the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The material weaknesses occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses.

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