Form 10-K
period 2015-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2016-03-30
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number: (011) 86 898-6681-1730

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $10,336,774 as of June 30, 2015, based on the closing price of $0.36 of the Company's common stock on such date.

The number of outstanding shares of the registrant's common stock on March 23, 2016 was 43,579,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are "forward-looking statements". Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in "Risk Factors" in Item 1A and some of which are discussed in our other filings with the SEC. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. If we are ever considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions in the People's Republic of China (the "PRC"). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, oral solutions and granules. All of our pharmaceutical products are sold on a prescription basis and have been approved for at least one or more therapeutic indications by the China Food and Drug Administration (the "CFDA") based upon demonstrated safety and efficacy.

As of December 31, 2015, we manufactured 20 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

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

In 2002, we built, and we currently own and operate an approximately 8,000-square-meter manufacturing facility in Haikou, Hainan Province that supports eight modern, scalable production lines. We implement quality control procedures in compliance with China's Good Manufacturing Practice, or GMP standards, and applicable CFDA regulations to ensure consistent quality in our products.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "new GMP") on February 12, 2011, which became effective on March 1, 2011. The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two injectables production lines was required to be accomplished by the end of 2013. From January 1, 2014 to November 3, 2014, we had suspended the production at our dry powder injectables and liquid injectables production lines due to the failure to meet new GMP upgrading deadline. In 2014, however, we completed construction of a 20,000 square-meter new factory installed with four sterilization production lines (two liquid injectables and two dry powder injectables production lines) to meet the latest GMP standard. In November 2014 the CFDA completed their process of the GMP certification for our new facility and issued a GMP certificate to enable us to commence manufacturing at our two liquid injectables and two dry powder injectables production lines. In January and December 2015, we also completed upgrading and received new GMP certificates for the tablet and capsule production lines and cephalosporin production lines in our old factories, respectively. The dry powder injectable and granule production lines in our old factory are expected to be upgraded in 2016.

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC. To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of over 1,000 independent prefecture-level, city-level, and county-level distributors. With the deepening of Chinese healthcare reform, our sales system has further developed and expanded. Our 16 provincial offices deliver our products to basic health care institutions as well as tier two and tier three hospitals through the above mentioned distributors.

Corporate History

We are a holding company and conduct substantially all of our production, marketing, finance, development and administrative activities through our wholly-owned subsidiary located in the PRC. We were incorporated in the state of Delaware under the name "Softstone, Inc." on January 28, 1999. From mid-2003 to October 19, 2005, we did not generate any significant revenue and we accumulated no significant assets as we explored business opportunities as a publicly-held "shell" corporation.

We entered into our current line of business on October 19, 2005 by acquiring Onny Investment Limited, a holding company formed in the British Virgin Islands ("Onny"), and its operating subsidiary located in the PRC, Hainan Helpson Medical & Biotechnology Co., Ltd. ("Helpson"). On March 16, 2006, we changed our corporate name to China Pharma Holdings, Inc. On December 31, 2012, we reincorporated from the State of Delaware to the State of Nevada.

Helpson was established in Haikou, Hainan Province, PRC as a foreign-invested enterprise on February 25, 1993. The company was originally an "equity joint venture," as defined by China's laws on foreign invested enterprises, between Haikou Biomedical Engineering Co., Ltd., a PRC company, and Hong Kong Fudao Development Co., Ltd., a Hong Kong company ("Fudao").

On June 16, 2001, Fudao entered into an Equity Interest Transfer Agreement with Hainan Kaidi Science and Technology Co., Ltd., a PRC company ("Kaidi"), pursuant to which Fudao transferred all of its ownership interest in Helpson to Kaidi. As a result of such transfer, Helpson became a PRC domestic company, rather than a foreign-invested company.

Onny was incorporated on January 12, 2005 under the laws of the British Virgin Islands. On May 25, 2005, the then-existing three shareholders of Helpson entered into an equity interest transfer agreement with Onny, as a result of which, effective as of June 21, 2005, Helpson became a wholly foreign-owned enterprise (WFOE) and Onny became the sole stockholder of Helpson.

On October 19, 2005, we acquired all of the issued and outstanding shares of Onny in exchange for 27,499,940 shares of our common stock and became Onny's sole stockholder. In connection with such share exchange, all of our officers and directors at that time resigned as officers and directors of our company, and new directors and executive officers were appointed. In addition, as a result of such share exchange, which is commonly referred to as a "reverse acquisition," Helpson became our indirect wholly-owned subsidiary.

Our corporate organizational chart is set forth below.

China Pharma Holdings, Inc.
(Nevada)
100%
Onny Investment Ltd.
(British Virgin Island)
100%
Hainan Helpson Medical &
Biotechnology Co., Ltd.
(China)

Industry Background and Market Opportunities

The general sales growth of pharmaceutical industry has decreased mainly due to medical insurance cost control, drug prices control, the tenders being behind schedule and anti-commercial bribery, etc. Since 2014, the growth of sales for both western drugs and Traditional Chinese Medicines ("TCM") in all terminals has decreased along with the decrease in sales growth for hospitals and the final customers of distributors. Retail sales of western medicines and TCM was RMB696 billion in 2014, which represented a growth of 15% compared to the prior year; and the growth rate decreased by 2.7% YOY according to statistics issued by National Bureau of Statistics of PRC. However, the market demands of pharmaceutical industry continued to be supported by the increased government investment, universal medical insurance, aging population, two children policy, increased healthcare demand for chorionic diseases, and the increased spending on nutrition products.
In May 2015, the China State Council issued "State Council guidance on a comprehensive reform of urban public hospitals", which intends to reduce the percentage of medicine-spending-to-overall-spending to 30% from previously higher rate in the sample city public hospitals, and further creates heavy pressure upon the market size of pharmaceutical industry. Back in 2008, the  "Hospital Management and Evaluation Guideline (2008 Version)" issued by the Ministry of Health (MOH) required Tier III hospitals to control this percentage within 45%. Turning to specific industrial data: the nation-wide pharmaceutical industry realized sales revenue of RMB2.33 trillion in 2014, up 12.9% compared to the prior year, while the growth rate decreased by 5% YOY; industry realized a total profit of RMB232 billion, up 12%, while the growth rate decreased by 6% YOY per National Bureau of Statistics of China (NBS).  The Company believes that this trend will continue.  In the conference held in November of 2015, Southern Medicine Economic Institute promulgated by CFDA announced that China's pharmaceutical industry output growth was 11.7% in the first nine months of 2015 and further adjusted its forecast for 2015 annual pharmaceutical industry output growth from 15% to 12%. We also noticed that the macroeconomic growth in China keeps slowing down and the size of the pharmaceutical industry in China is under pressure due to governmental medicine spending control, restricted use of antibiotics, and price control.

It seems that the profitability, development capacity, and operating capacity of pharmaceutical industry have declined by various degrees in 2014 compared to the prior year.
Additionally, China's pharmaceutical manufacturing industry is currently dominated by small manufacture enterprises (SMEs), with relatively fragmented market share, and much lower level of concentration compared to developed countries. National Bureau of Statistics data shows that as of the end of 2014, there were 6,797 pharmaceutical manufacturers above state designated scale, with main business income of RMB2.46 trillion, while the total sales of global top 20 pharmaceutical companies reached USD9.37 trillion in 2014 per the data published by magazine Pharmaceutical Executive. The low industrial concentration led to inadequate investment in R&D and production technology innovation. Generic drugs remained dominant (over 60% of market share), thus restricting the profitability of all players, including the Company. In the joint action of endogenous demand and external policy, enhancing the degree of industrial concentration has become a trend.
By the year 2014, there is a big space for improvement compared to China's pharmaceutical industry accounted for the proportion of the national economy and capital markets with the developed countries. China's health expenditure accounted for only 5.2% of GDP, while in the United States and Russia it was 17.9% and 6.2%, respectively.
Although some experts forecasted that Chinese pharmaceutical enterprises would usher in a "golden decade" along with China's economic growth, consumption upgrade, aging population, healthcare reform progress, and urbanization. The challenges remain due to low industrial concentration, small company size (only 34 pharmaceutical companies realized annual sales over RMB5 billion in 2014), unfulfilled financing leverage, industrial upgrading and M&A demand.
National Medical Insurance Program. The National Medical Insurance Program (the "NMIP"), introduced in 1999, is the largest medical insurance program in the PRC. According to Notice on Urban Residents' Basic Medical Insurance Work in 2015 issued by Ministry of Human Resources and Social Security of PRC and Ministry of Finance of PRC in January 2015, governments at all levels should increase the per capital health insurance subsidy by RMB60 compared to the basis in 2014, to RMB 380 per capita in 2015; and individual resident should increase its contribution by RMB60 compared to the basis in 2014, to no less than RMB 120 per capita in 2015; and increase the in-patient reimbursement rate to 75% in order to gradually narrow the gap between reimbursement and actual payment.

The NMIP is funded primarily by central and provincial governments and, to a lesser degree, by program participants and their employers. The program has two types of accounts: individual accounts and social pool accounts. Each participant has an individual account that holds all contributions from the participant and 30% of the contributions from his or her employer. The amounts of the employer's and the participant's contributions are determined as fixed percentages of the participant's salary. An increase in the participant's salary will increase the size of both contributions to the participant's individual account, subject to a fixed monthly cap that varies from city to city and may be adjusted from year to year. A participant may claim reimbursement from his or her individual account for prescription medicines, OTC medicines and other out-patient and in-patient medical expenses. The maximum amount available for reimbursement for an individual program participant is capped at a level equal to the balance in that individual's account. In addition to individual accounts, the NMIP in each province also includes a social pool account, which holds the contributions from the provincial government as well as the remaining 70% of employer contributions. The social medical expense pool is used to pay for hospitalization costs and in-patient related charges incurred by the participants, subject to certain co-payments, exclusions and limitations. Other than in the relatively more affluent eastern provinces in China, many provincial governments have not fully funded the provincial social medical expense pools, which results in delay or failure in reimbursing the hospitalization costs and other in-patient related expenses of the NMIP participants.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "new GMP") on February 12, 2011, which became effective on March 1, 2011. The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Since it was first enacted in 1988, GMP has over two decades of history in China, and went through two revisions in 1992 and 1998. As of June 30, 2004, manufacturing of all active pharmaceutical ingredients (API) and finished dosage must be in compliance with the GMP standards. The new GMP standards that became effective on March 1, 2011 include improvements based upon foreign manufacturing advancements, and have taken into consideration local conditions in China. Based on the principle of "equal importance between hardware and software", strictly implementing the idea of risk control during the manufacturing process of pharmaceutical products, and more focus on scientific guidance and operability, the new GMP standards are consistent with the World Health Organization (WHO) standards.

The four main characteristics of the new GMP standards are: (1) strengthening the establishment of the quality control system during the manufacturing process of pharmaceutical products by significantly increasing the requirements on quality control software; (2) improving the requirements on the quality of practitioners; (3) refining operational procedures, rules on document management, including manufacturing records, improving guidance and operability; and (4) further improvements related to measures to ensure the safety of pharmaceutical products.

Healthcare Reform. In September 2008, the PRC State Council published a draft plan to ease the difficulties and minimize the costs for Chinese citizens to obtain proper healthcare treatment.  In April, 2015, the PRC State Council issued "Notice on Deepening Healthcare System Reform 2014 Summary and 2015 Key Tasks". The goal of the healthcare reform plan is to establish a basic, universal healthcare framework to provide safe, efficient, convenient and affordable healthcare to urban and rural residents.

Drug Marketing Authorization Holder (MAH) model is the management model to separate marketing authorization and independent production license. The license holders may delegate the production to manufacturers and are only  responsible for the safety, effectiveness and quality control  of the drugs for the public. MAH model is a common practice worldwide for new drug review and approval, which encouraged investment in research &development, and the adoption of Contract Manufacturing Organization (CMO).

In August 2015, the PRC State Council issued "Opinions on the Reform Drugs and Medical Devices Evaluation and Approval System Review"("Opinions"), which proposed to carry out the drug MAH system experiments. As the Company is considered a manufacturer, we believe this policy will benefit our company in the long run given our new GMP certified production facility because we have potential to manufacture products for those license holders in the future.

The essential idea of the "Opinions" is to improve drug quality, as well as the efficiency of  new formula reviewing process. To be specific, the government is determined to clear up the CFDA new formula registration applications by the end of 2016; ensure all reviewing processes according to defined schedule by 2018; strive to complete the quality and efficacy consistency evaluation of national essential drugs for oral solutions and the reference formulation by the end of 2018; and improve the transparency of review and approval. The government intended to promote structural adjustment and upgrade the pharmaceutical industry through elevating the quality, safety and efficiency of pharmaceutical products to international standards.

Our Strategy

We believe we are well positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipelines include products for high-incidence and high-mortality conditions in China, such as cardiovascular, central nervous system (CNS), infectious and digestive diseases. Furthermore, the Healthcare Reform initiated by the State Council in 2008 in China has significantly expanded the landscape of healthcare industry in China. According to the 2015 National Economic and Social Development Statistics Bulletin People's Republic of China issued by National Bureau of Statistic of PRC, the total number of healthcare institutions has reached 990,248 as of the end of 2015, including 27,215 hospitals, 36,869 township healthcare centers, 34,588 community health service centers (stations), 195,866 clinics, 644,751 village healthcare centers, 3,492 disease prevention and control centers, 3097 institutes of health inspection. We believe the increase in demand from these sources should allow us to grow organically. In addition, medical personnel have reached 8.03 million, including 3 million practicing physicians and practicing assistant physicians, and 3.28 million registered nurses. Besides, number of beds in medical and health institutions have reached 7.08 million, including 5.34 million in hospitals, and 1.21 million in township healthcare centers.

The production approval from the CFDA on Candesartan, an angiotensin II receptor antagonist serving as a first-line treatment for hypertension in November 2013 which was launched to the market towards the end of 2014 and new products from our pipeline of products under development (such as the generic version of Crestor and novel anti-drug-resistant combination antibiotics) would offer us growth opportunities if these products are approved for manufacture and sale in the PRC. Finally, the Healthcare Reform has started to change the landscape of the Chinese pharmaceutical industry, which we believe will create many attractive acquisition opportunities. We plan to explore these opportunities in an effort to add synergistic products that can help us to grow.

Our objective is to leverage our expertise in the PRC for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

●
Promoting Our Existing Brands to Increase Our National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts, and our upgraded new GMP-compliant production lines. To achieve this goal, we plan to promote the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces of PRC through the efforts of our sales force,  independent distributors and educational physician conferences and seminars.

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

●
Expanding Our Distribution Network For Further Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with over 1,000 distributors in the PRC and plan to expand upon these relationships to target new markets. We will continue our prudent sales strategy to tighten the cooperation with customers with good accounts receivable collection performance. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and increase our market penetration in cities and rural areas in which we already have a presence. Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies in cross selling our products.

●
Acquiring Complementary Products Lines, Technologies, Distribution Networks and Companies. We intend to selectively pursue strategic acquisition opportunities that we believe will grow our customer base, expand our product lines and distribution network, enhance our manufacturing and technical expertise or otherwise complement our business or further our strategic goals. Pursuing strategic acquisitions is a significant component of our growth strategy. The Company has not identified any strategic acquisition opportunities as of the date of this report on Form 10-K.

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

Product	Indication	Year of Commercial Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep (the "declined spirit" syndrome), and for traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complication after surgery-thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Cerebral thrombosis, coronary heart disease and complication after the surgery-thrombus deep phlebitis.	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue of acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacteria, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Anhydroandrographolide	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablets	Relieve cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Gull Wood Extract Syrup	Detoxicating, anti-inflammatory, quickly reducing swelling, for the indication of acute tonsillitis, acute pharyngitis, acute conjunctivitis, and upper respiratory tract infection.	2010

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009
Others
Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group in the years ended December 31, 2015 and 2014.

Product Category	Twelve Months ending December 31,		Net Change	% Change
	2015	2014
CNS Cerebral & Cardio Vascular	3.11	3.78	-0.67	-18%
Anti-Viro/Injection & Respiratory	13.51	14.56	-1.06	-7%
Digestive Diseases	0.76	1.25	-0.49	-39%
Other	2.97	2.54	0.43	17%

Due to the nature of the pharmaceutical industry, we continually strive to change our product portfolio to respond to changes in market demand. Based on the foundation established by a number of our widely-recognized prescription products, such as Cefaclor and Roxithromycin, we have launched and will continue to launch a variety of medicines. The core criteria for our selection of potential pipeline products are strong market demand, as well as proven efficacy and safety. In an effort to gain an advantage in the marketplace, we often seek to improve the production process of the new generic products we elect to manufacture or to strengthen the quality of a proposed product to increase its efficacy.

We also adjust the delivery system and marketing for each of our products based on the product's target patient group. We believe that maintaining a variety of delivery systems (e.g. tablet, capsule, granule, injectables and dry powder) for certain of our products targeted at different groups enhances our competitive position in the marketplace. As a result, our sales and marketing personnel work closely with management and our research and development personnel to determine which of our products can successfully be marketed in more than one delivery system and which generics in the marketplace may be a good candidate for us to manufacture and distribute in the marketplace using a different delivery system.

Product Development

Our product portfolio includes both branded and generic drugs that we either develop independently or with joint research efforts with our academic institutional partners or, to a lesser extent, acquire from third parties. We develop new products in-house as well as through cooperation with several research institutes, including the Chinese Academy of Sciences, China University of Pharmaceuticals, Sichuan University, Chongqing Medical Industry Institute and the Military Medical Academy Basic Medical Science Institute. We only pay these institutes for their research efforts and expenses if the research goals are accomplished evidenced by the certification of an applicable drug candidate and approval of drug production by the CFDA. Following our receipt of such certification and approval, the rights to the applicable drug candidate are transferred to us. Following any such payment and transfer, we become the sole owner of the drug certifications and/or the approvals of drug production, and any related research. We have no further payment or other obligations to the research institute from which we acquired such assets. In this manner, we obtained certificates and approvals of drug production for our Naproxen Sodium and PseudophedrineHydroclorida sustained release tablets through our cooperative relationship with the Chongqing Medical Industry Institute; we also obtained certificates and approvals of drug production for our Cefalcor dispersible tablets through our cooperative relationship with the China University of Pharmaceuticals. We are now manufacturing and selling both drugs. We expect to continue to develop additional new drugs under this method. We also intend to continue purchasing or obtaining licenses from third parties to produce certain drug products on a limited basis, as we regard this as an important and effective means for us to develop our business. The new products in our pipeline have experienced delays. The CFDA enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all pharmaceutical products including all of our product types. We commenced leading formulation screening, a new technology exploration and technical criteria improvement activity in 2013. We expect this new model will accelerate our development timelines and expand our exploration channels for our pipeline products.

Generic drugs refer to the drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects compared to the original drugs. "Consistency Evaluation" requires currently marketed generic products to prove consistency in term of quality and therapeutic effect, and substitutable during clinical trials with original drug. The Consistency Evaluation could enhance the development of pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring of the pharmaceutical industry, and improve international competitiveness.

The PRC State Council issued the "Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs " ( the "Opinions") on March 5, 2016, which requires all chemical generic pipeline products to carry out Consistency Evaluation before final registration approval. In addition, all oral solution generic drugs listed in National Essential Drugs List (2012 edition) and launched into the market before October 1, 2007 should complete Consistency Evaluation by the end of 2018; Consistency Evaluation should be completed by the end of 2021 for drugs with existing special conditions or those which require clinical efficacy trials. Drugs failing to meet requirements shall not be re-registered. As of today, at least three of our products in pipe lines were postponed in receiving their CFDA approval due to this additional new requirement and the Company will strive to accelerate the process.

As of December 31, 2015, the product candidates that we are developing at different stages include the following:

Indication of Product Candidate	CFDA Status
Anti Infection	In Phase II Clinical Study, Supplement Clinical Study Due to Improved Technology Criteria
Cholesterol Control Drug	At the latest stage of supplementing Consistency Evaluation per the New Policy
Alzheimer's disease drug	At the latest stage of supplementing Consistency Evaluation per the New Policy
Coronary Heart Disease Drug	Phase III Clinical Study Completed, Under Clinical Data Collection
Digestive Diseases Drug #1	Applied to CFDA for Production Approval, Waiting for CFDA Technical Review
Digestive Diseases Drug #2	Applied to CFDA for Production Approval, Waiting for CFDA Technical Review
Antibiotic for Kids	At the latest stage of supplementing Consistency Evaluation per the New Policy
Electrolyte Disequilibrium Adjustment	Applied to CFDA for Production Approval, Waiting for CFDA Technical Review

We have several other pipeline products in various stages of development.

Our drug formula development and acquisition expenditures were approximately $1.0 million and $2.8 million in the years ended December 31, 2015 and 2014, respectively, which represented 4.7% and 12.6% of our revenues for such years, respectively.

 Distribution and Customers

We believe we have a well-developed sales network. As our current pharmaceutical product portfolio is comprised mainly prescription drugs, our major sales targets are hospitals. As of December 31, 2015, we also had  16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China. Due to this advantage, we believe we are able to keep our selling cost lower than the industry average.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC. We have established long-standing relationships with most of our key customers as our operating subsidiary, Helpson, formed in 1993.

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

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "New GMP Standards") on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectables and dry powder injectables production lines were required to be completed by the end of 2013. As of January 1, 2014, we had suspended such two production lines due to the failure to meet the GMP upgrading deadline. However, construction of our new main building has been completed, and two new sterilization production lines have been installed. In November 2014 the CFDA completed their process of the GMP certification for our new facility and issued the GMP certificate to enable us to commence manufacturing our liquid injectables and dry powder injectable product lines. In January and December 2015, we also completed the upgrading and received new GMP certificates for the tablet and capsule production lines, and cephalosporin production lines in our old factories respectively. The dry powder injectable and granule production lines in our old factory is expected to be upgraded in 2016.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2015, our purchases from one supplier accounted for approximately 27% of raw material purchases. For the year ended December 31, 2014, purchases from one supplier accounted for approximately 26.5% of raw material purchases.

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

Our product focus is on developing and manufacturing medicines that help large patient groups, such as the infectious disease and cardio vascular disease patient groups. Our diversified GMP-certified manufacturing facility includes eight production lines targeting a variety of delivery mechanisms, such as tablets, capsules, cephalosprine tablets, cephalosprine capsules, liquid-injectables and dry powder injectables, which enables us to effectively manufacture a broad range of new drugs. We also have another two production lines, namely, the granule and dried power injectable production lines, yet to which we anticipate will be upgraded during 2016 in order to meet the New GMP Standards.

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

In addition, competition from imported products and China's admission as a member of the World Trade Organization ("WTO") creates increased competition. The PRC became a member of the WTO in December 2001. As a result of the admission into the WTO, competition in the pharmaceutical industry in the PRC intensified generally in two respects. With lower import tariffs, imported pharmaceutical products manufactured overseas may become increasingly competitive in terms of pricing. We also believe that well-established foreign pharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively-priced pharmaceutical products in the PRC, we may face increased competition from foreign pharmaceutical products, especially in terms of high-end pharmaceutical products, including certain types of products manufactured by U.S. manufacturers.

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

As of December 31, 2015, we owned 17 registered trademarks in the PRC, including marks for nine of the 20 pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339, No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

National Production Standard and Provisional Standard. In connection with the CFDA's approval of a new medicine, the CFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which time the CFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the CFDA to convert the provisional standard to a final standard. Upon approval, the CFDA will publish the final standard for the production of this medicine. There is no statutory timeline for the CFDA to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a number of years. However, during the CFDA's review period, the manufacturer may continue to produce the medicine according to the provisional standard.

Transitional Period. Prior to the latter of (1) the expiration of a new medicine's monitoring period or (2) the date when the CFDA grants a final standard for a new medicine after the expiration of the provisional standard, the CFDA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

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

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the CFDA's relevant provincial branch. This permit is valid for five years and is renewable for an additional five-year period upon its expiration. Our current pharmaceutical manufacturing permit, issued by the CFDA, will expire on December 31, 2016.

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

We obtained three GMP certificates for our manufacturing facility in respect of the majority form of pharmaceutical product we produce, one valid until October 30, 2019 (lyophilized powder for injection, small volume parenteral solutions), one valid until January 2020 (tablets, capsules), and one valid until December 6, 2020 (tables, capsule - cephalosprins). All of our GMP certificates are valid for five years. While we are required to implement certain upgrades to our manufacturing facilities to comply with the new GMP standards, we do not currently anticipate any difficulty in renewing these certificates when we finish the facility upgrading.

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

The Product Quality Law of the PRC was enacted in 1993 and amended in 2000 to strengthen the quality control of products and protect consumers' rights and interests. Under this law, manufacturers and distributors who produce or sell defective products may be subject to confiscation of earnings from such sales, revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

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

However, per the "Notice on Advancing Drug Price Reform " issued by National Development and Reform Commission of PRC, except for narcotic drugs and the first class psychoactive drugs, the prices originally set by the government should be disregarded after June 1st, 2016.

The essential ideas of NDRC upon drugs price reform include elimination of government pricing, medical insurance cost-control, and bidding procedure. It believes that actual transaction price of drugs should be formed through market competition.

However, eliminating only one controlling factor does not bring immediate transfer into pure marketization. There is no real change upon centralized drug bidding system which has more decisive impact on pricing. In this regard, this movement of NDRC might not cause any significant trend upon price.

Reimbursement under the National Medical Insurance Program

Per Social Security Center of the Ministry of Social Security of China, over 1.3 billion people had been enrolled into the National Medical Insurance Program (NMIP) by the end of 2014, which include 0.28 billion from the Employee Medical Insurance Program, 0.29 billion from the Urban Residence Medical Insurance Program, and 0.81 billion from the New Rural Medical Insurance Program.. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the NMIP, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A NMIP participant can be reimbursed for the full cost of a Tier 1 medicine and 80-90% of the cost of a Tier 2 medicine.

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

The total amount of reimbursement for the cost of prescription and OTC medicines, in addition to other medical expenses, for an individual program participant in a calendar year is capped at the amount in that participant's individual account. The amount in a participant's account varies, depending upon the amount of contributions from the participant and his or her employer. Generally, on average, program participants who are from relatively wealthier eastern parts of China and relatively wealthier metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

Currently, all of our pharmaceutical products are listed on the National Insurance Catalogue (NIC), and four of our products -Vitamin B6, Cefalexin, Clarithromycin and Omeprazole - are listed on the Essential Drug List (EDL). However, some of our non-EDL drugs have been selected to enter the provincial EDL, which varies from province to province. We believe these drugs will experience an increase in sales volume due to the government-initiated promotion of those drugs, while remaining free from the pricing pressures often experienced by drugs listed on the EDL.

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

Employees

As of December 31, 2015, we had 415 employees, among which 373 employees were full-time employees and 42 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

The commercial success of our products depends upon the degree of market acceptance they achieve among the medical community, particularly among physicians and hospital administrators. Physicians may not prescribe or recommend our products to patients and procurement departments of hospitals may not purchase our products if physicians or hospital pharmacists do not find our products attractive. The acceptance and use of our products among the medical community will depend upon a number of factors, including:

●	perceptions by physicians, patients and others in the medical community about the safety and effectiveness of our products;

●	the prevalence and severity of any side effects;

●	the pharmacological benefit of our products relative to competing products and products under development;

●	the efficacy and potential advantages of our products relative to competing products and products under development;

●	the relative convenience and ease of administration of our products;

●	the methods by which our pharmaceutical products may be delivered to patients;

●	the effectiveness of our education, marketing and distribution efforts and those of our distributors;

●	publicity concerning our products or competing products and treatments; and

●	the price of our products and competing products.

If we fail to meet the New GMP Standards, the production at certain of our old production lines will be suspended and our operations and profitability would be adversely affected.

We are in the process of upgrading our old production facilities to bring them in line with the New GMP Standards which became effective as of March 1, 2011. In November 2014, the CFDA completed their process of reviewing our new facility and issued the GMP certificates to enable us to commence manufacturing our liquid injectables and dry powder injectable product lines. In January and December 2015, we also completed the upgrading and received new GMP certificates for the tablet and capsule production lines, and cephalosporin production lines in our old factories respectively. While the dry powder injectable and granule production lines in our old factory are expected to be upgraded in 2016.

If we are not able to satisfy the requirements of the new GMP guidelines and obtain clearance from the CFDA, our existing dry powder injectable and granule production lines shall be suspended and we may be subject to fines or other penalties if we continue to produce any products from such lines, all of which may have a material and adverse impact on our business, financial condition and results of operations.

We may be subject from time to time to product recalls initiated by us or by the CFDA. Product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

During our course of business, we must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, those issued by the CFDA. If the CFDA issues any notices to cease the production, sale and use of any of our products, we should comply with such requirements. As a result, we may incur significant costs in complying with cessation requirements, and our financial results could be materially and adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to voluntarily recall or otherwise discontinue selling selected products, which could materially and adversely affect our results of operations.  In March 2013, CFDA issued a nationwide notice (the "CFDA Notice") for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent Chinese and international research materials, which found that the risks of side effects to the nervous system and the cardiovascular system from Buflomedil have surpassed its clinical treatment benefits. The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil-related products.

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

If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors' products, then our gross and net profits margins will be adversely affected.

We had gross profit margin of 7.2 % for the year ended December 31, 2015 compared to gross loss margin of 12.6% for the year ended December 31, 2014. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 22.5% in 2015 and 22.2% in 2014. It remains to be true that the pharmaceutical market in the PRC is very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors' products, our gross profit margins and net profit margins will be adversely affected. In addition, in the event that our products are included in the EDL, which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

Most of our products are off-patent branded generic pharmaceuticals and are not protected by intellectual property rights. As a result, other pharmaceutical companies may sell equivalent products at a lower cost, and this might result in a commensurate loss in sales of our branded generic products or require us to lower our prices to compete. Certain of our generic products are subject to protection during the CFDA's monitoring period. During such period, the CFDA will not accept applications for new medicine certificates for the same product by other pharmaceutical companies or approve the production or import of the same product by other pharmaceutical companies. Once such monitoring period expires, other manufacturers may obtain relevant production approvals and will be entitled to sell generic pharmaceutical products with similar formulae or production methods in China. The maximum monitoring period currently granted by the CFDA is five years from the date the CFDA production approval is issued. As a result, we expect to face increased competition for our products following the expirations of their respective monitoring periods. If other pharmaceutical companies sell pharmaceutical products that are similar to our unprotected products or our protected products for which the relevant protection or monitoring period has expired, we may face additional competition and our business and profitability may be adversely affected.

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

Our future growth and success significantly depend on our ability to successfully market our principal products to hospitals as prescription medicines. Approximately 90% of the end-customers of our products were hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

●	the inclusion of this medicine on the hospital's formulary, which establishes the scope of medicines physicians at this hospital may prescribe to their patients, and

●	the willingness of physicians at a hospital to prescribe this medicine to their patients.

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

Others may obtain approval for a competitive product before the product we are developing is approved. In that case, we may be precluded from getting approval until the competitor's monitoring period expires and realize little or no benefit from our research and development investment.

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

Complying with such standards may be time-consuming and expensive and could result in delays in obtaining CFDA approval for our future product candidates, or possibly preclude us from obtaining CFDA approval altogether. For example, due to the enhanced criteria introduced during the implementation process of the trial of one of our products in the dried powder injectables and granule production lines in our old plant, the clinical trials lasted longer than originally expected. Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. The CFDA and other regulatory authorities may not approve the products that we develop and even if we do obtain regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

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

Our success will depend in part on our ability to enhance our existing products and to develop new products. The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly. Relatively few research and development programs produce a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

●	the failure to demonstrate safety and efficacy in preclinical and clinical trials;

●	the failure to obtain approvals for intended use from relevant regulatory bodies, such as the CFDA;

●	our inability to manufacture and commercialize sufficient quantities of the product economically; and

●	proprietary rights, such as patent rights, held by others to our product candidates and their refusal to sell or license such rights to us on reasonable terms, or at all.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2015, one distributor accounted for 8% of our revenues. For the year ended December 31, 2015, one distributor accounted for 28% of our accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 22% and 25% of our net revenues in 2015 and 2014, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products

Generic drugs refer to the drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects compared to the original drugs. "Consistency Evaluation" requires currently marketed generic products to prove consistency in term of quality and therapeutic effect, and substitutable during clinical trials with original drug. The Consistency Evaluation could enhance the development of pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring the pharmaceutical industry, and improve international competitiveness.

The PRC State Council issued the "Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs " ("Opinions") on March 5, 2016, which requires all chemical generic pipeline products to carry out Consistency Evaluation before final registration approval. In addition, all oral solution generic drugs listed in National Essential Drugs List (2012 edition) and launched into market before October 1, 2007 should complete Consistency Evaluation by the end of 2018. Consistency Evaluation should be completed by the end of 2021 for drugs with existing special condition or those require clinical efficacy trials. Drugs fail to meet requirements shall not be re-registered. As of today, at least four of our products in pipelines were postponed in receiving its CFDA approval due to this additional new requirement and the Company strives to accelerate the process.

 The "Opinions" stressed that the drug manufacturers are subjects to the Consistency Evaluation. Therefore, if we fail to complete the Consistency Evaluation for our generic drugs per the government's requirement, our business and operation will be negatively impacted.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2015 and 2014, purchases from one supplier accounted for  27.0% and 26.5% of our raw material purchases, respectively.

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

We have limited ability to manage the activities of our distributors and third-party marketing firms that we contract to promote our products and brand name, both of which are independent from us. Our distributors and third-party marketing firms could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

●	sell our products outside their designated territory, possibly in violation of the exclusive distribution rights of other distributors;

●	fail to adequately promote our products;

●	promote competing products in lieu of our products; or

●	violate the anti-corruption laws of China, the United States or other countries.

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

Failure to adequately manage our employees, distribution network or third-party marketing firms, or their non-compliance with employment, distribution or marketing agreements could harm our corporate image among hospitals and end users of our products and disrupt our sales, resulting in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our employees, distributors or third-party marketing firms, including any violations of applicable law in connection with the marketing or sale of our products, including China's anticorruption laws and the Foreign Corrupt Practices Act of the United States, or the FCPA. In particular, if our employees, distributors or third-party marketing firms make any payments that are forbidden under the FCPA, we could be subject to civil and criminal penalties imposed by the U.S. government.

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

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. Using product candidates in clinical trials also exposes us to product liability claims. These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product is approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While to date no material claim for personal injury resulting from allegedly defective products has been brought against us, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations. Such lawsuits may divert the attention of our management from our business strategies, may be costly to defend and may negatively impact our reputation and our Helpson brand's reputation, and harm the sales of our other branded products. In addition, product liability insurance for pharmaceutical products is not available in the PRC. In the event of allegations that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. We may also be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages. In addition, business interruption insurance available in the PRC offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources. Lastly, we currently do not have directors and officers insurance. In the event we or any of our directors or officers are sued under any proceedings or actions that could be covered by a standard D&O insurance, we may incur substantial costs and expenses to defend such case.

Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

Based on our current operating plans, we expect our existing resources to be sufficient to fund our existing operations for at least 12 months. However, we may be required to raise additional funds to expand our operations. In addition, we may, need to raise additional funds if our expenditures exceed our current expectations. This could occur for a number of reasons, including:

●	we determine to devote significant amount of financial resources to the development of products that we believe to have significant commercialization potential;

●	we determine to acquire or license rights to additional product candidates or new technologies;

●
some or all of our product candidates fail in clinical trials or pre-clinical studies or prove to be not as commercially promising as we expect and we are forced to develop or acquire additional product candidates;

●	our product candidates require more extensive clinical or pre-clinical testing or clinical trials of these product candidates take longer to complete than we currently expect; or

●	we determine or are required to conduct more high-throughput screening than expected against current or additional disease targets to develop additional product candidates.

Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

●	our future financial condition, results of operations and cash flows;

●	general market conditions for capital-raising activities by pharmaceutical companies; and

●	economic, political and other conditions in China and elsewhere.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2015, we had 415 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Prior to January 1, 2008, pursuant to the original Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises and its implementation rules, a foreign invested enterprise as defined under PRC laws was required to pay a 30% corporate income tax and a 3% local income tax; an enterprise with foreign investment of a production nature scheduled to operate for a period of not less than ten years was, from the year of making profits, exempt from enterprise income tax in the first and second years and allowed a fifty percent reduction in the third to fifth years. Pursuant to the State Council's Regulations on Encouraging Investment in and Development of Hainan Island promulgated in May 1988, the corporate income tax for all companies incorporated in Hainan Province was reduced to 15%. Pursuant to the Regulations on Foreign Investment in Hainan Special Economic Zone promulgated by Hainan Province in March 1991 (the "Regulation on Foreign Investment"), all foreign-invested enterprises incorporated in Hainan Province are exempt from the local income tax.

However, on March 16, 2007, China's national congress approved the Enterprise Income Tax Law of the PRC ("New Income Tax Law"), which took effect on January 1, 2008. The New Income Tax Law unified the enterprise income tax rate, cost deduction and tax incentive policies for both domestic and foreign invested enterprises. Under the New Income Tax Law, enterprises that were established and already enjoyed preferential tax rates or tax holidays before March 16, 2007 will (i) in the case of preferential tax rates, gradually increase to a 25% rate over a period of five years, (ii) in the case of tax holidays, continue to receive the benefit of such holidays until the expiration of such term.

As a result, we enjoyed a preferential tax rate of 9%, 10% and 11% in the years of 2008, 2009 and 2010. We obtained the High Tech Enterprise status from the government in 2010 and we enjoy a 15% income tax rate for a three-year period from 2011 to 2013. We applied for continued High Tech Enterprise status in 2013, with its associated favorable tax rate, and we received an extension of the 15% income tax rate for a second three-year period from 2014 to 2016. The discontinuation of any of our existing special or preferential tax treatment or other incentives could have an adverse effect on our business, financial condition and results of operations.

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

We conduct substantially all of our business and have historically derived all of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

●	the degree of government involvement;

●	the level of development;

●	the growth rate;

●	the control of foreign exchange;

●	access to financing; and

●	the allocation of resources.

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

Although the PRC government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

●	We will be able to capitalize on economic reforms;

●	The Chinese government will continue its pursuit of economic reform policies;

●	The economic policies, even if pursued, will be successful;

●	Economic policies will not be significantly altered from time to time; or

●	Business operations in China will not become subject to the risk of nationalization.

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

Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, and the PRC government controls the currency conversion and the fluctuation of the Remninbi, we are subject to changes in the PRC's political and economic decisions.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC's political and economic conditions. From 1995 until July 2005, the People's Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China's slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss, which is recorded as a component of other comprehensive income. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.

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

On March 28, 2007, the SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Share Option Plan of Overseas-Listed Company, which were superseded by Notice from SAFE regarding Issues related to Domestic Individual Participating Offshore Public Company Equity Incentive Plan promulgated on February 15, 2012 ("SAFE #7") or the Share Option Rule. Under the Share Option Rule, PRC citizens who are granted share options or other employee equity incentive awards by an overseas publicly-listed company are required, through a PRC agent who may be a PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures related to the share options or other employee equity incentive plans. We and our PRC citizen employees who are granted share options or other equity incentive awards under our 2010 Long-Term Incentive Plan, or PRC optionees, are subject to the Share Option Rule. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

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

We are a Nevada holding company with substantially all of our operations conducted through our operating subsidiary in China. Under the new PRC Enterprise Income Tax Law, or the new EIT Law, and its implementation rules, both of which became effective on January 1, 2008, China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, is generally subject to a 10% withholding tax. The new EIT Law, however, also provides that enterprises established outside China whose "de facto management bodies" are located in China are considered "tax resident enterprises" and will generally be subject to the uniform 25% enterprise income tax rate as to their global income. Under the implementation rules, "de facto management bodies" are defined as the bodies that have, in substance, overall management control over such aspects as the production and business, personnel, accounts and properties of an enterprise. In April 2009, the PRC tax authority promulgated the Notice on Determination of Tax Resident Enterprises of Chinese-controlled Offshore Incorporated Enterprises in accordance with Their De Facto Management Bodies, or Circular 82, to clarify the criteria for determining whether the "de facto management bodies" are located within the PRC for enterprises incorporated overseas with controlling shareholders being PRC enterprises. As all of the our operational management is currently based in the PRC, and we expect them to continue to be located in China, our company may be deemed a PRC resident enterprise and therefore subject to the PRC enterprise income tax at a rate of 25% on our worldwide income, which excludes the dividends received directly from another PRC resident enterprise. Due to the lack of clear guidance on the criteria pursuant to which the PRC tax authorities will determine our tax residency under the new EIT Law, it remains unclear whether the PRC tax authorities will treat us as a PRC resident enterprise. Therefore, we are unable to confirm whether we are subject to the tax applicable to resident enterprises or non-resident enterprises under the new EIT Law. Furthermore, in connection with the new EIT Law and Tax Implementation Regulations, the Ministry of Finance and State Administration of Taxation jointly issued, on April 30, 2009, the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59, which became effective retrospectively on January 1, 2008. It is uncertain to us as to how it will be implemented and the respective tax base and the tax exposure cannot be determined reliably at this stage. In case we are required to pay the income tax on capital gains by the relevant PRC tax authorities, our financial conditions and results of operations could be adversely affected.

Dividends payable by us to our foreign investors and gain on the sale of our shares may become subject to taxes under PRC tax laws.

Under the new EIT law and its implementation rules, to the extent that we are considered a "resident enterprise" which is "domiciled" in China, PRC income tax at the rate of 10% is applicable to dividends payable by us to investors that are "non-resident enterprises" so long as such "non-resident enterprise" investors do not have an establishment or place of business in China or, despite the existence of such establishment or place of business in China, the relevant income is not effectively connected with such establishment or place of business in China. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% PRC income tax if such gain is regarded as income derived from sources within China and we are considered a "resident enterprise" which is domiciled in China for tax purposes. Additionally, there is a possibility that the relevant PRC tax authorities may take the view that our purpose is that of a holding company, and the capital gain derived by our overseas stockholders would be deemed China-sourced income, in which case such capital gain may be subject to PRC withholding tax at the rate of up to 10%. If we are required under the new EIT law to withhold PRC income tax on our dividends payable to our foreign stockholders who are "non-resident enterprises", or if you are required to pay PRC income tax on the transfer of our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected. It is unclear whether, if we are considered a PRC "resident enterprise," holders of our shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas.

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

The slowing economic growth in China may assert a negative impact on our operation and financial results.

According to several articles published by the Wall Street Journal, CNN, and BBC News in January 2016, After experiencing rapid growth for more than a decade, China's economy has been hit by shrinking foreign and domestic demand, weak investment, factory overcapacity and oversupply in the property market, and has experienced a painful slowdown in the last two years. In 2015, China's economy grew by 6.9%, compared with 7.3% a year earlier, marking its slowest growth in a quarter of a century. As the government tried to shift the growth engine away from manufacturing and debt-fueled investment toward the services sector and consumer spending, the outlook of the Chinese economy is uncertain.

In the next two to three years, China's growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. the International Monetary Fund expected China's economy to grow by 6.3% this year and 6% in 2017. If China's economy is further slowing down, it may negatively affect our business operation and financial results.

Risks Related to our Common Stock

The market price for our common stock may be volatile which could results in a complete loss of your investment.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	announcements of new products by us or our competitors;

●	changes in financial estimates by securities analysts;

●	conditions in the pharmaceutical market;

●	changes in the economic performance or market valuations of other companies involved in pharmaceutical production;

●	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	economic, regulatory and political developments;

●	additions or departures of key personnel, or

●	potential litigation.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. "Controls and Procedures" of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2015and there existed material weakness in our internal control over financial reporting as of December 31, 2015.

Although there were material weaknesses identified in Item 9A of this Annual Report,  we believe we are taking appropriate actions to remediate such material weakness, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

Helpson owns two production facilities in Haikou, Hainan Province, PRC, one of which has a construction area of 663.94 square meters located at the 6th floor of Standard Plant Building B, Jinpan Industrial Development Zone, and another factory, which is located on 168-18 Nanhai Avenue, Haikou, has a production area of 26,593.20 square meters. Helpson also has one new factory under construction, located on 168-18 Nanhai Avenue, Haikou, which has a production area of 20,282.42 square meters with a certificate  number HK477872.

In addition, Helpson rented the offices located at the second floor of Jiahai Building owned by Hainan Zhongfu Going-abroad Personnel Service Center (the "Center") as its principal executive offices. The monthly rent was RMB 5,580 (approximately $843). The term of the lease was 3 years, from December 1, 2010 to November 30, 2013. On December 31, 2011, the lease was superseded by the new lease Helpson entered into with the Center. The new lease is for a term of nine years for the office spaces on the second floor and the entire third floor at a monthly rent of RMB 20,000 (approximately $2,941) with a 5% increment every two years from the fourth year until the end of the term. The aggregate spaces Helpson rented are 1,686 square meters, which is 16,812 square feet.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we are contemplating our need for expansion and additional space as the production increases.

Mortgaged Property

Helpson entered into a line of credit with Bank of China in October 2013, and renewed it in November 2014 and 2015, respectively.   The line of credit is payable in two equal installments of RMB 15,000,000 ($2.31 million) payable on September 22, 2016 and October 20, 2016.  In order to secure the line of credit, Helpson mortgaged its land use rights and buildings. To provide an additional security, our Chief Executive Officer and Chairman of our Board of Directors personally guaranteed the new line of credit.

Helpson obtained a loan in the amount of RMB80,000,000 (approximately $12.3 million as of December 31, 2015) from a construction loan facility dated June 21, 2013. The proceeds of the loan were used for and are collateralized by the construction of the Company's new production facility and the included production line equipment and machinery. Further to the Company's receipt of the ownership certificate over the new factory, management expects the mortgage is to be formally placed on the new facility in the second quarter of 2016 upon the completion of the mortgage procedure with Bank of China.

The loans referred to above are set forth in the table below:

Loan Amount	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 30 million (approximately $4.62 million)	Bank of China	September 23, 2015 to October 20, 2016	The interest rate is a variable rate equal to 110% of the floating base interest for loans of the same term promulgated by the PRC's central bank.	Helpson's land : 22,936 square meters (Certificate #: Guo Yong [2003] No. 005572) Helpson's buildings: 663.94 square meters (Certificate #: HK008109) and 6593.2 square meters (Certificate #: HK122889)
RMB 80 million (Approximately $12.3million)	Bank of China	July 11, 2013 to July 10, 2021
The interest rate is 5.73%, based upon 110% of the PRC government's eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  On July 10, 2015, the interest rate was adjusted to 5.94%.
Helpson's new factory: 20,282.42 square meters (Certificate #: HK477872) and the production line equipment and machinery in the new factory

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares began trading on the NYSE MKT (Formerly known as NYSE Amex) on September 30, 2009 under the symbol "CPHI". Prior to September 30, 2009, our shares traded on the OTC Bulletin Board under the symbol "CPHI.OB."

The following table, based upon Yahoo Finance, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the fiscal years ending December 31, 2015 and 2014.

	High	Low

Fiscal 2015

First Quarter	$0.56	$0.27
Second Quarter	0.44	0.27
Third Quarter	0.36	0.16
Fourth Quarter	0.30	0.15

Fiscal 2014

First Quarter	$0.84	$0.34
Second Quarter	0.52	0.32
Third Quarter	0.39	0.22
Fourth Quarter	0.53	0.21

Holders

As of March 23, 2016, there were approximately 137 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in "Risk Factors" in Item 1A and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Business Overview & Recent Developments

The China Food and Drug Administration ("CFDA") promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "New GMP Standards") on February 12, 2011, which became effective on March 1, 2011. The New GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines was required to be completed by the end of 2013; and the upgrading of our oral solution production lines was required to be completed by the end of 2015. Per CFDA, there were over 7,000 Chinese pharmaceutical enterprises by the end of 2015. The competition in this industry is fierce. One of the key controls adopted by the CFDA to promote industry consolidation and improve the quality of drugs was to implement the New GMP Standards. Although 2015 was the deadline for new GMP upgrading, there were only approximately 1,200 pharmaceutical companies received the new GMP certificates by the end of 2014. The insiders believed that thousands of pharmaceutical companies might be forced to shut down or merge with other entities due to unfulfilled new GMP upgrading.

Under this unfavorable economic environment, we aggressively promoted our sales efforts in 2015. Due to the fact that we only received new GMP certificate for the injectable production lines at our new manufacturing facility in November 2014, we missed drug biddings in several provinces prior to November 2014. Those missed biddings negatively impacted our market shares previously secured in those provinces, and dragged our sales in 2015.  Nevertheless, we continued concentrating on enhancing our fundamentals. In January and December 2015, we completed the upgrading and received new GMP certificates for the tablet and capsule production lines, and cephalosporin production lines at our old factories, respectively. The upgrading of these oral solution production lines was completed before the deadline, which positioned us to better meet market demand.

In order to support our existing products package, we have remained focused on pipeline development. We have experienced delays in obtaining approval for the products in our pipeline due to revisions and enhancements in the approval criteria and processes issued by CFDA. These revisions result in additional supplemental materials and trials, higher cost, and longer approval time for certain applications. On March 5, 2016, the PRC State Council issued the "Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs" ( the "Opinions"). The Opinions require all chemical generic pipeline products to carry out Consistency Evaluation before final registration approval, which will further prolong the registration process.

The following is a list of the current status of our main pipeline products:

•	Antibiotic Combination - We are currently in Phase II of the clinical trial, due to the higher regulatory requests for clinical works.

•
Rosuvastatin - Rosuvastatin is a generic form of Crestor, a drug for the treatment of high blood cholesterol levels. Clinical trials for this generic drug were completed in the fourth quarter of 2010, and are supplementing Consistency Evaluation pursuant to the Opinions.

•
Heart Disease Drug - We developed an oral solution for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (TCM) formula. We have completed Phase III clinical trials and are currently collecting and summarizing trial data.

•	Alzheimer's disease drug - We developed a drug for the treatment of Alzheimer's disease and are supplementing Consistency Evaluation pursuant to the Opinions.

•	Digestive Diseases drug - We developed two drugs for the treatment of digestive diseases and has applied to CFDA for Production Approval, currently waiting for CFDA Technical Review.

•	Antibiotic for Kids - We developed an oral solution antibiotic for the kids and are supplementing Consistency Evaluation pursuant to the Opinions.

Market Trends

Pharmaceutical is one of the most stable industries for future growth. However, its growth rate has declined year by year recently due to certain negative impacts such as medical insurance cost control. According to the medicine research data firm Sinohealth CMH, the 2015 Chinese pharmaceutical market reached a scale of RMB1.38 trillion (in terms of retail pricing), which increased by 7.6% compared to prior year. The growth rate declined by 5.6% compared to prior year, and was a record low in a decade. National Bureau of Statistics data shows that the overall main business revenue of China's pharmaceutical industry was RMB2.55 trillion in 2015, increased by 9.1% compared to RMB 2.33 trillion in 2014. However, for 2015, the annual growth rate is 9.1%, declined by 3.8% compared to 12.9% in 2014.

In April 2015, the PRC State Council issued "Notice on Deepening Healthcare System Reform 2014 Summary and 2015 Key Tasks", which outlined the key tasks in 2015 as below:

(a)	deepen reform of public hospitals
(b)	establish and improve the universal health care system
(c)	encourage social source to develop healthcare business
(d)	improve the drug supply mechanism
(e)	improve the diagnosis and treatment hierarchy
(f)	deepen the comprehensive reform of basic level health care institutions
(g)	cooperate on all supplemental reform

2015 was a crucial year for deepening reform. The State Council reiterated to ensure basic healthcare supply, enhance basic level service, and establish a reasonable mechanism; make full use of government functions and market mechanisms to promote health care, medical insurance, and pharmaceutical industry integrated; constantly improve healthcare services level, accelerate the establishment of basic healthcare system, and strive to create universal health care in China.

We believe that Chinese pharmaceutical enterprises have the opportunity to enjoy a "golden decade" along with China's economic growth, consumption upgrade, aging population, healthcare reform progress, and urbanization; however, the challenges remain due to low industrial concentration, small company size (only 34 pharmaceutical companies realized annual sales over RMB 5 billion in 2014), unfulfilled financing leverage, industrial upgrading and M&A demands.

Results of Operations for the Fiscal Year Ended December 31, 2015

China's healthcare reform was deepened in 2015. Under the industrial reform and modification background guided by the government policies, we actively completed the new GMP upgrading for the majority of our current production facility, and aggressively promoted our sales to regain our original market shares. Although there was no immediate reversal of sales trends in 2015 due to the special characteristics of pharmaceutical industry, we strongly believe that our current operations and financial position will allow us to have a foundation for steady business growth in the future.

Net loss for the year ended December 31, 2015 was $15.4 million, compared to net loss of $39.6 million for the year ended December 31, 2014. Our net loss for the year ended December 31, 2015 was significantly less than that in 2014, which was mainly due to the decrease in bad debt expense.

Revenue

Revenue decreased by 8% to $20.4 million for the year ended December 31, 2015, as compared to $22.1 million for the year ended December 31, 2014. This decrease was primarily due to the missed biddings in certain provinces back in 2014 despite our efforts in promoting sales to regain our market shares during 2015.

Set forth below are our revenues by product category in millions USD for the years ended December 31, 2015 and 2014:

Product Category	Twelve Months Ended December 31		Net Change	% Change
	2015	2014
CNS Cerebral & Cardio Vascular	3.11	3.78	-0.67	-18%
Anti-Viro/ Infection & Respiratory	13.51	14.56	-1.06	-7%
Digestive Diseases	0.76	1.25	-0.49	-39%
Other	2.97	2.54	0.43	17%

The most significant revenue decrease in terms of dollar amount was in our "Anti-Viro/Infection & Respiratory" product category, which generated $13.5 million in sales revenue in 2015 compared to $14.6 million a year ago, a decrease of $1.1 million. This decrease was mainly due to the sales decrease of Cefaclor Dispersible Tables in this category, and was caused by market fluctuation.

Sales in the "CNS Cerebral & Cardio Vascular" category decreased by $0.7 million to $3.1 million in 2015 compared to $3.8 million in 2014, which was mainly due to the decrease in sales of Candesartan and Ozagrel, primarily affected by the volatility of market demand. Our "Digestive Diseases" category generated $0.8 million of sales in 2015, compared to $1.3 million in the previous year, a decrease of $0.5 million.  Our "Other" product category sales increased by $0.4 million to $3.0 million in 2015 from $2.5 million in 2014.

Product Category	Twelve Months December 31
	2015	2014
CNS Cerebral & Cardio Vascular	15%	17%
Anti-Viro/ Infection & Respiratory	66%	66%
Digestive Diseases	4%	6%
Other	15%	11%

For the year ended December 31, 2015 revenue breakdown by product category remained close to that of the prior year. Sales of the "Anti-Viro& Respiratory" products category represented 66% of total sales in both the years ended on December 31, 2015 and 2014. The "CNS, Cerebral & Cardio Vascular" category represented 15% of total revenue in 2015 and 17% in 2014. The "Digestive Diseases" category represented 4% of total revenue in 2015 compared to 6% in 2014.  The "Other" category represented 15% and 11% of revenues in 2015 and 2014, respectively.

Cost of Revenue

For the year ended December 31, 2015, our cost of revenue was $15.8 million, or 78% of total revenue, which represented a decrease of $1.4 million from $17.2 million, or 78% of total revenue, in 2014.  The decrease in cost of revenue during 2014 was proportional to the revenue decrease.

Inventory Obsolescence

We have had decreases in the sales estimates between the time when raw materials were purchased and the time when the sales performance is realized for certain products. We have also assessed the market value of our raw materials. As a result, we determined that certain inventory was slow moving or obsolete. Based on the developed estimates as of December 31, 2015 and 2014, we recognized an additional inventory obsolescence expense of $3.1 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively.

Gross Profit  and Gross Margin

Gross profit for the year ended December 31, 2015 was $1.5 million, compared to $2.7 million in 2014. Our gross profit margin in 2015 was 7.2% compared to 12.1% in 2014. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 22.5% in 2015 and 22.2% in 2014. The healthcare reform instituted by the Chinese government since 2009 contains pricing controls, which have resulted in margin compression in most pharmaceutical products on the market today, especially in the generic space where many of our products are sold. Going forward, we expect to see continued pricing pressures on most products, while new products could help support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the year ended December 31, 2015 were $4.3 million, an increase of $1.0 million, compared to $3.3 million for the year ended December 31, 2014. The increase was mainly due to additional marketing, consulting and product promotional efforts in certain PRC provinces. Selling expenses accounted for 21.1% of the total revenue in 2015 compared to 15.1% in 2014.  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need additional personnel and expenses to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2015 were $1.9 million, remaining close to $1.7 million in 2014. General and administrative expenses accounted for 9.3% and 7.8% of our total revenues in 2015 and 2014, respectively.

Research and Development Expense

Our research and development expenses for the year ended December 31, 2015 were $1.0 million, a decrease of $1.8 million from $2.8 million in 2014. Research and development expenses accounted for 4.7% and 12.6% of our total revenues in 2015 and 2014, respectively. The change in research and development expenses was mainly due to the costs related to testing of the new production lines in 2014. As a result, the expenses related to such activities was higher in 2014.

Bad Debt Expense

Our bad debt expense for the year ended December 31, 2015 was $10.1 million, a decrease of $21.2 million from $31.4 million in 2014. In the restatement of the annual report for the year ended December 31, 2014 (the "2014 Restatement"), we reviewed our policy for bad debt allowance for accounts receivable and therefore significantly increased the bad debt expense in 2014. During 2015, we also recognized bad debt expense of $4.2 million related to advances to suppliers based on an evaluation of the realizability of the payment.

In general, our normal credit or payment terms extended to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tend to be long. Although these customers typically pay after the due date of the receivables, since the majority of hospitals in China are backed by the governments, management believes that the deferred payments from state-owned hospitals are relatively secured.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $5.6 million and $23.6 million as of December 31, 2015 and 2014, respectively. The decreased was caused by the fact that we wrote off approximately $21.0 million of previously allowed for accounts receivable based on the evaluation of accounts receivable over two years old with very few subsequent transactions and for which our collection efforts were not successful.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
1 - 90 Days	4.0%	5.2%
90 - 180 Days	2.2%	4.5%
180 - 360 Days	7.9%	6.9%
360 - 720 Days	14.6%	29.7%
> 720 Days	71.3%	53.7%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $28.6 million and $44.3 million as of December 31, 2015 and December 31, 2014, respectively. The changes in the allowance for doubtful accounts during the years ended December 31, 2015 and 2014 were as follows:

	For the Fiscal Years Ended
	December 31,
	2015	2014
Balance, Beginning of Year	$44,347,451	$13,301,622
Bad debt expense	7,426,743	31,352,579
Charged to reserve	-21,307,666	-531,598
Foreign currency translation adjustment	-1,822,130	224,848
Balance, End of Year	$28,644,398	$44,347,451

Loss from Natural Disaster

We suffered losses of $2,276,519 relating to a tropical typhoon during the twelve months ended December 31, 2014. There was no comparable expense in the twelve months ended December 31, 2015.

Loss from Operations

Our operating loss for the year ended December 31, 2015 was $14.3 million, compared to operating loss of $38.8 million in 2014.

Net Interest Expense
Net interest expense for the year ended December 31, 2015 was $1,1 million, compared to $0.7 million in 2014, an increase of $0.3 million. The increase is primarily due to the additional interest incurred in conjunction with the Construction loan facility as discussed in Note 11 to the consolidated financial statements.

Income Tax Expense

For the years ended December 31, 2015 and 2014, our income tax rate was 15%. Income tax expense was $0.06 million and $0.08 million for the years ended December 31, 2015 and 2014, respectively. We renewed our "National High-Tech Enterprise" status from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net Loss for year ended December 31, 2015 was $15.4 million, compared to net loss of $39.6 million for the year ended December 31, 2014. The decrease in net loss was mainly due to the decrease in bad debt expense.

For the year ended December 31, 2015, loss per basic and diluted common share was $(0.35), compared to loss per basic and diluted share of $(0.91) for the year ended December 31, 2014.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both 2015 and 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $6.2 million, which represents 6.4% of our total assets as of December 31, 2015, as compared to $5.3 million, which represents 4.4% of our total assets as of December 31, 2014. All of the $6.2 million of cash and cash equivalents as of December 31, 2015 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. As of December 31, 2015, we had a principal balance of $4.6 million in short-term bank loans. This loan is due on October 19, 2016. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB 80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The current portion of the construction loan facility is $1.5 million as of December 31, 2015. Both the short-term bank loan and the construction loan facility are from the same bank. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and the remaining new GMP upgrading related construction and equipment in our prior facility for the next twelve months. However, if circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $3.4 million in the year ended December 31, 2015 compared to $6.2 million for 2014.

As of December 31, 2015, our accounts receivable was $5.9 million, a decrease of $8.0 million from $13.9 million as of December 31, 2014. The decrease was mainly due to bad debt expense of $7.4 million. Our gross receivables and allowance reserve decreased due to the bad debt write-off of $21.3 million in 2015.

As of December 31, 2015, total inventory was $9.7 million, a decrease of $5.7 million from $15.3 million as of December 31, 2014. This decrease was mainly due to decreased purchases of raw materials and the increased inventory obsolescence recognized in 2015.

Investing Activities

During the year ended December 31, 2015, net cash used in investing activities was $1.9 million, a decrease of $5.5 million, compared to $7.4 million for the year ended December 31, 2014.  The investment spending in 2015 and 2014 was mainly for the new GMP upgrading related construction and equipment. However, the investment in 2015 was only for new GMP upgrading of several production lines in our old plant and was significantly lower compared to the investment in a new building construction and four new injectables production lines in 2014.

Financing Activities

Cash flow provided from financing activities was $0.6 million in the year ended December 31, 2014, while there was no comparable activity incurred in the year ended December 31, 2015. The financing activities that occurred in 2014 were primarily related to the construction loan facility described under the first paragraph under this section entitled "Liquidity and Capital Resources".

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies' registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2015 and 2014, the net assets of Helpson were $68,240,000 and $87,832,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson's net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) for the fiscal years ended December 31, 2015 and 2014, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 11.9% and 9.3%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2015.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  Our businesses and assets are primarily denominated in RMB.  All foreign exchange transactions take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other regulatory institutions requires submitting a payment application form together with applicable invoices and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of Helpson, our PRC subsidiary, to transfer its net assets to our parent company through loans, advances or cash dividends.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2015, we were obligated to pay laboratories and others approximately $4.8 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, "Organization and Significant Accounting Policies", is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015 and 2014, together with the related notes and the report of our independent registered public accounting firms, are set forth on the "F" pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers, or persons performing similar functions, and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2015. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The 2013 COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015 to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2015 with respect to (1) management process to develop the estimate for inventory obsolescence; and (2) classification and reporting for advances to suppliers and advances for purchases of intangible assets.  The material weaknesses occurred as a result of lack of accounting financial reporting personnel knowledgeable in U. S. GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 23, 2016 along with their positions, offices and term:

Name	Age	Position
Zhilin Li	62	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	58	Director
Gene Michael Bennett	68	Independent Director
Yingwen Zhang	70	Independent Director
Baowen Dong	74	Independent Director

All of our independent directors hold offices until our next annual meeting of the stockholders, at which a successor will be duly elected and qualified or until his or her earlier resignation, removal from office, death or incapacity. Non-independent directors will hold office for a term of three (3) years or when their respective successors shall have been elected and shall qualify, or upon their prior death, resignation or removal. Directors may be re-elected for successive terms. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above directors and executive officers.

Zhilin Li is the Chairman, President, Chief Executive Officer and interim Chief Financial Officer of our company. She has served as a director since 2006 and as the President and Chief Executive Officer since 2005. She was a founder of Helpson, and served as Chairman and Chief Executive Officer of Helpson from 1993 to 2005. Ms. Li was formerly the president of Haikou Bio-Engineering Institute as well as the vice president of Sichuan Institute of Biology. She graduated from Sichuan University with a degree in biology. Her role as one of the founders of our company and her extensive experience in bio-engineering make her well suited to serve as our Chairman.

Heung Mei Tsui has served as a director since April 28, 2009. Previously, Ms. Tsui served as a member of our board from October 2005 to February 2008. Ms. Tsui has been a self-employed businesswoman engaged in strategic investments and was previously engaged in the pharmaceutical chemical raw material import/export business. Ms. Tsui graduated from Hunan Financial & Economic College in 1982. Her experience in the trading side of the business affords her unique insights into the pharmaceutical industry, and her presence on our board of directors benefits the company greatly in the areas of strategic planning and execution.

Gene Michael Bennett has served as our independent director since February 2008. From 2013 through the present, Mr. Bennett has served as part-time CFO for Kang Jia Fu, Royal Traditional Health Investment Management Co. Ltd , located in Wuxi, Jiangsu Province, China and advisor to Swiss Capital Asia, located in Hong Kong. From 2009 through 2013, Mr. Bennett served as the CEO of the American General Business Association, located in Beijing, China. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He acted as a partner of ProCFO Company based in California which provided contract chief financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade University of Honolulu, Hawaii, USA. In addition, he previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University and an accounting, tax, and audit professor at California State University at Fullerton. He also acted as the chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He obtained his CPA license from the State of Colorado, which is currently inactive. Mr. Bennett's extensive background in accounting, financial management and reporting, including SEC related reporting qualifies him to serve as an independent director of our company and the chairman of our audit committee.

Yingwen Zhang has served as our independent director since February 2008. He also currently serves as the Vice-Chairman of the Board of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer, and a director and a member of the compensation committee of Chongqing Wanli Battery Holdings (Group) LLC (SHA:600847). He acted as Senior Consultant and Chairman of Safety Production Committee of Sinofert Holdings Limited (HKG: 0297) of SINOCHEM Group from October 2005 to June 2009. Additionally, Mr. Zhang was appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, from 1988 to 2000, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China). In his early career he was a chemical engineer, and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as the Chief Executive Officer of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the SINOPEC Group. Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967. Mr. Zhang's extensive knowledge in areas of government regulation and policies, his experience as director of a China listed company, as well as his vast experience in senior management in SOE and the private sector, qualify him as an independent director of our company.

Baowen Dong has served as our independent director since February 2008. Mr. Dong participated on the expert team of the Sichuan University from 2003 to 2008, doing teaching evaluation and assessment work in Engineering and Medical Science faculty. In the past few years, Mr. Dong has focused on the research of China's Health Care Reform. Previously, he concentrated on biomedical and medical information researches. Mr. Dong has had different roles in areas of teaching and research, including a dean and a professor, at Sichuan University from 1974 to 2001. Additionally, Mr. Dong was engaged in the field of communication technology from 1966 to 1974. Mr. Dong graduated from Xi'an University of Science and Technology in 1966. His strong academic background in science and research brings value to our company in respect of research and development and qualifies him to serve as a director of our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2015, as well as an examination of the SEC's EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2015, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

Audit Committee

On February 1, 2008, we established an audit committee, which currently consists of our three independent directors: Gene Michael Bennett, Yingwen Zhang and Baowen Dong. Mr. Bennett, the Chairman of the Audit Committee, is an "audit committee financial expert" as defined in Item 401(d)(5) of Regulation S-K promulgated under the Securities Act. The audit committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which attached as Exhibit 99.1 to our Current Report on Form 10-K filed on March 17, 2009 and available on our website at www.chinapharmaholdings.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer, President and interim Chief Financial Officer	2015 2014	225,600 225,600	-	-	-	-	-	16,000 16,000	241,600 241,600

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC ("Helpson"), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, which  will expire on June 30, 2020. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson's Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li's compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li's total annual cash compensation for the fiscal year ended December 31, 2015, when aggregated with her compensation from our U.S. holding company level, was $225,600.

Payments upon Termination or Change-in-Control

PRC Law. Under the applicable laws of the PRC, we must pay severance to all employees who are Chinese nationals and who are terminated with or without cause, or whose employment agreement with us expires and we choose not to continue their employment. The severance benefit required to be paid under the laws of the PRC equals the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the 12 months prior to the employee's termination) multiplied by the number of years the employee has been employed with us, plus an additional month's salary if 30 days' prior notice of such termination has not been given. However, if the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary of the employee's local area, as determined and published by the local government, such average monthly compensation shall be capped at three times the average monthly salary of the employee's local area. Except as described above, our executive officer does not have any other agreement or arrangement under she may be entitled to severance payments upon termination of employment.

Outstanding Equity Awards at Fiscal Year-End

None.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the "2010 Incentive Plan"), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 23, 2016, 175,000 shares of restricted stock outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	6,433	-	-	-	-	-	6,511
Baowen Dong	6,433	-	-	-	-	-	6,511

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 9, 2015, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters on the same terms and conditions as the previous engagement, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $6,511), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.38 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

On December 9, 2015, we also entered into a renewal engagement letter with Ms. Tsui, pursuant to which, Ms. Tsui is entitled to annual compensation of $16,000 for serving as our director for a term of three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 23, 2016 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 23, 2016, an aggregate of 43,579,557 shares of our common stock were outstanding.

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

(2)
Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People's Republic of China 570216.

(3)
In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 19, 2015 upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 19, 2015, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 19, 2015 (for those who have options or warrants).

(4)
Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 10,000 shares of our common stock (5,000 shares in each of the 2012 and 2013 fiscal years). As of the date of this report such warrants have not been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Mr. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Mr. Tsui remained $1,354,567 as of December 31, 2015 and 2014. The loans bear interest at a rate of 1% per annum and principle and interest were payable by December 31, 2016, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui. We recognized interest expense of $13,546 for the years ended December 31, 2015 and 2014, respectively.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are "independent directors" as defined in the listing standards of NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Arshak Davtyan, Inc., our current principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $97,000 for the fiscal year ended December 31, 2015.

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

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2015 and 2014.

Tax Fees

We did not engage our current principal accountant or our former principal accountant to render tax services to us during the last two fiscal years.

All Other Fees

We did not engage our current principal accountant or our former principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Arshak Davtyan, Inc., for our consolidated financial statements as of and for the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Pharma Holdings, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the "F" pages of this report:

Report of Arshak Davtyan, Inc., Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2015 and 2014

Consolidated Statements of Shareholders' Equity - for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows - for the years ended December 31, 2015 and 2014

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

Date: March 30, 2016	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2016

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 30, 2016

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 30, 2016

/s/ Yingwen Zhang Yingwen Zhang	Director	March 30, 2016

/s/ Baowen Dong Baowen Dong	Director	March 30, 2016

CHINA PHARMA HOLDINGS, INC.
Exhibit Index to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1*	Engagement Letter dated December 9, 2015 by and between the Company and Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company.

10.2*	Engagement Letter dated December 9, 2015 by and between the Company and Ms. Zhilin Li for Ms. Li serving as a director of the Company.

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4*	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li.

10.5*	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans.

10.6	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.7
Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.8
Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

•	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC.

ARSHAK DAVTYAN, INC.

*Certified Public Accountants*

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
China Pharma Holdings, Inc.

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ARSHAK DAVTYAN, INC.

ARSHAK DAVTYAN, INC.
Salt Lake City, Utah
March 30, 2016

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,248,760	$5,295,790
Banker's acceptances	-	458,233
Trade accounts receivable, less allowance for doubtful
accounts of $28,644,398 and $44,347,451, respectively	5,882,509	13,853,744
Other receivables, less allowance for doubtful
accounts of $74,400 and $43,064, respectively	290,739	272,199
Advances to suppliers	2,533,354	6,307,190
Inventory, less allowance for obsolescence
of $8,417,095 and $6,934,044, respectively	9,662,750	15,321,856
Prepaid expenses	339,140	404,370
Total Current Assets	24,957,252	41,913,382

Advances for purchases of intangible assets	42,030,649	43,972,005
Property and equipment, net of accumulated depreciation of
$9,442,912 and $6,640,718, respectively	29,393,257	33,881,878
Intangible assets, net of accumulated amortization of
$4,360,004 and $4,182,273, respectively	841,075	1,317,221
TOTAL ASSETS	$97,222,233	$121,084,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,824,521	$2,550,816
Accrued expenses	143,409	269,870
Other payables	1,710,283	1,401,470
Advances from customers	595,681	2,078,866
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,540,666	1,629,062
Short-term notes payable	4,621,998	4,887,187
Total Current Liabilities	12,791,125	14,171,838
Non-current Liabilities:
Construction loan facility	10,784,661	11,403,438
Deferred revenue	708,408	2,516,383
Long-term deferred tax liability	296,890	252,707
Total Liabilities	24,581,084	28,344,366
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	33,939,998	49,345,516
Accumulated other comprehensive income	15,067,367	19,760,820
Total Stockholders' Equity	72,641,149	92,740,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,222,233	$121,084,486

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Year
	Ended December 31,
	2015	2014
Revenue	$20,351,630	$22,133,866
Cost of revenue	15,778,243	17,215,576
Inventory obsolescence	3,108,826	2,250,130

Gross profit	1,464,561	2,668,160

Operating expenses:
Selling expenses	4,294,639	3,346,511
General and administrative expenses	1,896,559	1,716,760
Research and development expenses	961,897	2,798,557
Bad debt expense	10,147,293	31,352,579
Impairment of intangible assets	104,544	-
Losses from natural disaster	-	2,276,519
Total operating expenses	17,404,932	41,490,926

Subsidy income	1,640,531	65,113

Loss from operations	(14,299,840)	(38,757,653)

Other income (expense):
Interest income	119,925	69,739
Interest expense	(1,165,164)	(785,804)
Net other expense	(1,045,239)	(716,065)

Loss before income taxes	(15,345,079)	(39,473,718)
Income tax expense	(60,439)	(77,042)
Net loss	(15,405,518)	(39,550,760)
Other comprehensive loss - foreign currency
translation adjustment	(4,693,453)	(653,561)
Comprehensive loss	$(20,098,971)	$(40,204,321)
Loss per share:
Basic	$(0.35)	$(0.91)
Diluted	$(0.35)	$(0.91)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2013	43,579,557	43,580	23,590,204	88,896,276	20,414,381	132,944,441

Net loss for the year	-	-	-	(39,550,760)	-	(39,550,760)
Foreign currency translation adjustment	-	-	-	-	(653,561)	(653,561)
Balance, December 31, 2014	43,579,557	$43,580	$23,590,204	$49,345,516	$19,760,820	$92,740,120

Net loss for the year	-	-	-	$(15,405,518)	-	(15,405,518)
Foreign currency translation adjustment	-	-	-	-	$(4,693,453)	(4,693,453)
Balance, December 31, 2015	43,579,557	$43,580	$23,590,204	$33,939,998	$15,067,367	$72,641,149

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(15,405,518)	$(39,550,760)
Depreciation and amortization	3,598,527	1,785,835
Bad debt expense	10,147,293	31,352,579
Deferred income taxes	60,439	77,042
Inventory obsolescence reserve	1,941,007	(1,055,529)
Impairment of intangible assets	104,544	-
Deferred revenue	(1,744,873)	2,514,457
Changes in assets and liabilities:
Trade accounts and other receivables	(5,067,476)	(3,163,945)
Advances to suppliers	5,144,100	1,283,631
Inventory	5,157,861	12,780,457
Trade accounts payable	601,470	634,673
Accrued taxes payable	34,802	84
Other payables and accrued expenses	163,289	37,584
Advances from customers	(1,430,595)	(139,066)
Prepaid expenses	45,190	(404,060)
Net Cash Provided by Operating Activities	3,350,060	6,152,982

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	(1,634,097)	(2,295,307)
Bankers acceptances redeemed for cash	423,693	-
Purchases of property and equipment	(685,302)	(5,128,699)
Net Cash Used in Investing Activities	(1,895,706)	(7,424,006)

Cash Flows from Financing Activities:
Proceeds from construction term loan	-	605,002
Net Cash Provided by Financing Activity	-	605,002

Effect of Exchange Rate Changes on Cash	(501,384)	(31,327)
Net (Decrease) Increase in Cash and Cash Equivalents	952,970	(697,349)
Cash and Cash Equivalents at Beginning of Period	5,295,790	5,993,139
Cash and Cash Equivalents at End of Period	$6,248,760	$5,295,790

Supplemental Cash Flow Information:
Cash paid for interest	$1,151,613	$1,230,800

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$171,245	$46,780
Accounts receivable collected with banker's acceptances	2,422,137	2,777,579
Inventory purchased with banker's acceptances	2,059,028	2,489,698
Advances for purchases of intangibles paid with banker's acceptances	391,826	164,208

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

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

On December 31, 2012, China Pharma Holdings, Inc consummated a reincorporation merger for the purpose of changing its state of incorporation from Delaware to Nevada pursuant to the terms and conditions of an Agreement and Plan of Merger dated December 27, 2012.  The reincorporation merger was approved by stockholders holding the majority of the Company's outstanding shares of common stock on December 21, 2012.

The Foreign Investment Industrial Catalogue (the "Catalogue") jointly issued by China's Ministry of Commerce and the National Development and Reform Commission (the latest version is the 2012 version, effective January 30, 2012) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the "FIE") shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not the case for the Company's business.

Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson's business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005 by entering into an Equity Transfer Agreement with Helpson's three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishing of Enterprises with Foreign Investment in the PRC on the same day and its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005.

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

Helpson's functional currency is the Chinese Renminbi. Helpson's revenue and expenses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating Helpson's financial statements are included in accumulated other comprehensive income, which is a component of stockholders' equity. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in the results of operations.

Reclassification – Certain prior year amounts have been reclassified to conform with the current year presentation. See Note 5 for advances for purchases of intangible assets classified in advances to suppliers in 2014.

Accounting Estimates - The methodology used to prepare for the Company's financial statements is in conformity with the accounting principles generally accepted in the United States of America, which requires the management of the Company ("Management") to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker's acceptances purchased with maturities of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $5,995,315 and $31,351,579 for the years ended December 31, 2015 and 2014, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectable trade accounts receivable balances in the amount of $20.4 million and $0 against the allowance for the years ended December 31, 2015 and 2014, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. As of December 31, 2015, the Company had trade accounts receivable amounting to $29,668,668 from sales that occurred more than one year from that date, which the Company believes are collectable.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

During 2014, the Company offered two of its largest customers a discount of 30% for payments for accounts receivable that were older than one year. The amount of the outstanding accounts receivable balance the discount was applied to was approximately $1.8 million. As a result, the Company recognized bad debt expense of approximately $0.53 million for the year ended December 31, 2014.  There were no such discounts offered during 2015.

Advances to Suppliers and Advances from Customers – Common practice in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier's credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected. The Company recognized bad debt expense of approximately $4.3 million and $0 for the years ended December 31, 2015 and 2014, respectively.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. We charge inventory obsolescence expense for inventory allowance to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Charges to inventory obsolescence expense totaled $3,108,826 and $2,250,130 for the years ended December 31, 2015 and 2014, respectively. The Company recognized an inventory obsolescence allowance of $8,417,095 and $6,934,044 as of the years ended December 31, 2015 and 2014, respectively.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. For the year ended December 31, 2015 the Company evaluated its long-lived assets and determined that an impairment adjustment of $104,544 related to certain intangible assets was necessary. There was no impairment adjustment required for the year ended December 31, 2014.

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

Cost of Revenues – Cost of revenues includes wages, materials, handling charges, depreciation and other expenses associated with the manufacture and delivery of products.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development expenses were $961,897 and $2,798,557 for the years ended December 31, 2015 and 2014, respectively.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by the provincial governments. The benefit plans of the government assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $270,488 and $249,921 to retirement benefit plans for the years ended December 31, 2015 and 2014, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. The Company did not incur any advertising costs for the years ended December 31, 2015 and 2014.

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted loss per share:

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	For the Year
	Ended December 31,
	2015	2014
Net loss	$(15,405,518)	$(39,550,760)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.35)	$(0.91)
Diluted loss per share	$(0.35)	$(0.91)

There were no potential dilutive common shares outstanding during the years ended December 31, 2015 and 2014, respectively.

Credit Risk – The carrying amount of accounts receivable included in the balance sheet represents the Company's exposure to credit risk in relation to its financial assets. No other financial asset carries a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer's financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded Management's estimates.

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secured due to the state policy of protecting depositors' interests. The PRC promulgated a new Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company's deposits may be at a higher risk of loss.

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In July 2015, the FASB decided to delay the effective date of the new standard by one year; as a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted, but no earlier than 2017 for calendar year-end entities.

The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. We have not yet determined our method of transition and are evaluating the impact that this guidance will have on our financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, "Balance Sheet Classification of Deferred Taxes," which is intended to simplify the balance sheet presentation of deferred income taxes. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in its balance sheet. The amendments require that deferred tax liabilities and assets be classified as noncurrent in its balance sheet. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Companies may apply the new provisions either retrospectively or on a prospective basis, and early adoption is permitted. We early adopted the amendments effective December 31, 2015 on a retrospective basis. There was no effect on our Consolidated Balance Sheet as of December 31, 2015 or 2014.

In January 2016, the FASB issued Accounting Standards Update 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, the amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Other than an amendment relating to presenting in comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk (if the entity has elected to measure the liability at fair value), early adoption is not permitted. The Company does not anticipate the amendment will have any impact on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company's financial position, result of operations or cash flows.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2015	2014
Raw materials	$14,699,736	$18,819,570
Finished goods	3,380,109	3,436,330
	18,079,845	22,255,900
Obsolescence reserve	(8,417,095)	(6,934,044)
Total Inventory	$9,662,750	$15,321,856

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2015	2014
Permit of land use	$433,956	$458,853
Building	10,557,234	11,279,704
Plant, machinery and equipment	27,325,440	28,358,694
Motor vehicle	242,860	150,976
Office equipment	256,679	268,521
Construction in progress	-	5,848
Total	38,816,169	40,522,596
Less: accumulated depreciation	(9,422,912)	(6,640,718)
Property and Equipment, net	$29,393,257	$33,881,878

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

	For the Year
	Ended December 31,
	2015	2014
Total interest cost incurred	$1,165,164	$1,244,346
Interest cost capitalized	-	458,542
Interest expense	$1,165,164	$785,804

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2015 and 2014, depreciation expense was $3,280,618 and $1,399,396, respectively.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA. The Company did not obtain CFDA production approval for any medical formula during the year ended December 31, 2015 and 2014 and no costs were reclassified from advances to intangible assets in 2015 and 2014, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $317,908 and $386,440 for the years ended December 31, 2015 and 2014, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company's evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company's estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. An impairment loss of $104,544 was recognized during the year ended December 31, 2015. No impairment loss was recognized during the year ended December 31, 2014.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	December 31,	December 31,
	2015	2014
Gross carrying amount	$5,201,079	$5,499,494
Accumulated amortization	(4,360,004)	(4,182,273)
Net carrying amount	$841,075	$1,317,221

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2016	$269,077
2017	172,180
2018	117,541
2019	61,288
2020	37,884
Thereafter	183,105
Total	$841,075

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

A typical CFDA approval process for the production of a generic medical product involves a number of steps that generally require three to five years to complete. If the medical formula is purchased at the point when the generic medical product receives the CFDA's approval for a clinical study, which is very typical for the Company, the clinical study that follows will usually take from one and a half to three years to complete. After completing the clinical study, the results are submitted to the CFDA and a production approval application is filed with the CFDA. In most cases, it will take between eight to eighteen months to prepare and submit the production approval application and obtain CFDA approval. Upon approving the generic medical product, the CFDA issues a production certificate and the Company can commence the production and sales of the generic medical product. As a result of this process, CFDA approval is expected to be received in approximately two to five years from the date  the Company signs the medical formula contracts.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

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

During 2015, the Company reclassified $1,581,820 in advances to suppliers to advances for purchases of intangible assets on the consolidated balance sheet as of December 31, 2014. The reclassification has no effect on the results of operations for the year ended December 31, 2014. The reclassification increased cash flows from operations by $1,580,610 and decreased cash flows from investing activities by $1,580,610. As of December 31, 2015 and 2014, the Company was obligated to pay laboratories and others approximately $4,767,000 and $4,551,000, respectively, upon the completion of the various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company's board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of December 31, 2015 and 2014 which are recorded as other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $13,546 was recognized for each of the years ended December 31, 2015 and 2014.

NOTE 7 – NOTES PAYABLE

On November 1, 2013 the Company entered into a revolving line of credit in the amount of RMB30,000,000 with a bank.  Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.6% (based upon 110% of the PRC government's current short term rate of 6.00%).  In addition, the Company's Chief Executive Officer and Chair of the board of directors personally guaranteed the line of credit.

In November 2014, the Company entered into a new line of credit with the same bank on identical terms.   Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government's current short term rate of 5.6%). In addition, the Company's Chief Executive Officer and Chair of the board of directors personally guaranteed the new line of credit. In November 2015 the Company renewed its line of credit in the amount of RMB30,000,000 with the same bank.  The line of credit is payable in two equal installments of RMB15,000,000 ($2.31 million) payable on September 16, 2016 and October 19, 2016.  Advances on the line of credit are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 5.06% (based upon 110% of the PRC government's current short term rate of 4.6%). In addition, the Company's Chief Executive Officer and Chair of the board of directors personally guaranteed the line of credit.

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of December 31, 2015 and 2014 ($4,621,998 as of December 31, 2015 and $4,887,187 as of December 31, 2014).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of December 31, 2015 and 2014 approximated their fair value because of the immediate or short-term maturity of these financial instruments and because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB80,000,000 (approximately $12.3 and $13.0 million as of December 31, 2015 and 2014, respectively) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility amount is RMB 80,000,000 (approximately $13 million) and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company's new production facility and the included production line equipment and machinery. The loan currently

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

bears weighted interest at 5.73%, based upon 110% of the PRC government's eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.   On July 10, 2015 the interest rate was adjusted to 5.94%.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. In January 2016, the Company made a principal payment in the amount of approximately $309,000 (RMB2,000,000) with the remaining annual principal payment of $1,320,000 (8,000,000 RMB) being due in July 2016. As of December 31, 2015, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of December 31, 2015 are as follows:

Year	Amount
2016	1,540,666
2017	1,540,666
2018	2,310,999
2019	2,310,999
2020	2,310,999
2021	2,310,999
$12,325,327

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2015 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 – LOSSES FROM NATURAL DISASTER

On July 18, 2014, the Company's manufacturing facilities and inventory sustained storm damage from a powerful tropical typhoon that hit Haikou on that date. The losses are comprised of $2,016,068 of inventory related costs and $260,451 of facilities damage costs.  The Company received minor insurance compensation as only the building of new plant was insured and the damage to it was minor.

The Company assessed whether any asset impairment had occurred as a result of the storm and decided no impairment was necessary. In addition, the Company assessed whether the damage caused by the tropical typhoon exposed the Company to environmental remediation liability. Based on the assessment, the Company determined that no such exposure had occurred.

NOTE 10 – SUBSIDY INCOME

During 2015, the Company received cash of $1.64 million related to a subsidy from the government for the technological innovation it has achieved and the industrial upgrading related to its new GMP certified facility. In 2014, the Company received cash of $65,113 as a subsidy from the government for the enterprises that suffered losses from the typhoon to resume production.  Theses amounts have been recorded as "Subsidy income" in the accompanying Statement of Operations for the years ended December 31, 2015 and 2014, respectively.

NOTE 11 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company's foreign subsidiary, since its acquisition, amounted to approximately $40.0 million as of December 31, 2015. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the "more-likely-than-not" threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2015, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2012 through December 31, 2015 and the Chinese income tax return for the year ended December 31, 2015 are open for possible examination.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

On March 16, 2007, the National People's Congress of China passed the Enterprise Income Tax Law (EIT Law) and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law and Implementation Regulations Rules impose a unified EIT of 25% on all domestic-invested enterprises and Foreign Invested Entities, or FIEs, unless they qualify under certain limited exceptions.

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

Enterprise Income
Year	Tax Rate
2014	15%
2015	15%
2016	15%
2017	25%
2018	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014
Current	$-	$-
Deferred	60,439	77,042
Total income tax expense	$60,439	$77,042

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2015	2014
(Benefit) tax at statutory rate of 25%	$(3,832,536)	$(9,868,430)
Effect of tax holiday	1,478,831	3,906,336
Other, primarily the difference in U.S. tax rates	4,136	7,815
Change in valuation allowance	2,410,008	6,031,321
Income tax expense	$60,439	$77,042

The effect of the tax holiday amounted to a change in the tax expense (benefit) of $1,478,831 and $3,906,336 for the years ended December 31, 2015 and 2014, which was equivalent to basic and diluted earnings per share of ($0.06) and ($0.09) per share for the years ended December 31, 2015 and 2014, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	December 31,
	2015	2014
Deferred income tax assets:
Allowance for doubtful trade receivables	$4,296,660	$6,652,118
Allowance for doubtful other receivables	11,160	9,049
Inventory obsolescence reserve	1,262,564	1,040,107
Expenses not deductible in current year	647,236	31,000
Deferred revenue	106,261	377,457
PRC net operating loss carry forward	5,114,478	1,676,852
U.S. net operating loss carry forward	1,360,213	1,181,679
Total deferred income tax assets	12,798,572	10,968,262
Valuation allowance	(12,798,572)	(10,968,262)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$296,890	$252,707

As of December 31, 2015, the Company had net operating loss carryforwards for PRC tax purposes of approximately $34.1 million which are available to offset any future taxable income through 2020. The Company also has net operating losses for United States federal income tax purposes of approximately $4.0 million which are available to offset future taxable income, if any, through 2035.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2015 and 2014.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $12,798,572 and $10,968,262 as of December 31, 2015 and 2014, respectively.

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker's acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker's acceptance notes are recorded at cost which approximates fair value.  As of December 31, 2015, the Company had no banker's acceptance notes to be recorded at fair value.  The Company held the following assets and liabilities recorded at fair value as of December 31, 2014:

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2014	Level 1	Level 2	Level 3
Banker's acceptance notes	$458,233	$-	$458,233	$-
Total	$458,233	$-	$458.233	$-

CHINA PHARM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

NOTE 13 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company's board of directors.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company's Board of Directors adopted the Company's 2010 Incentive Plan (the "Plan"), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through December 31, 2015, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of December 31, 2015 under the Plan.

There were no securities issued from the Plan during each of the year ended December 31, 2015 and 2014.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the years ended December 31, 2015 and 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. Expected volatility is based on the historical volatility of the Company's common stock prices. The Company uses historical data to estimate employee termination rates. The expected term of options granted is determined by the simplified method, which is one-half of the original contractual term. The simplified method is used due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2015, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Economic environment - Substantially all of the Company's operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company's results from operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The unfavorable changes in global macroeconomic factors may also adversely affect the Company's operations.

In addition, all of the Company's revenue is denominated in the PRC's currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 15 – CONCENTRATIONS

For the year ended December 31, 2015, no customer accounted for more than 10% of sales and one supplier accounted for 27.0% of raw material purchases, one customer accounted for 28.0% of accounts receivable, and three different products accounted for 49%, 15% and 14% of revenue.

For the year ended December 31, 2014, one customer accounted for 13.0% of sales and one supplier accounted for 26.5% of raw material purchases, one customer accounted for 17.7% of accounts receivable, and three different products accounted for 49%, 12% and 11% of revenue.