Form 10-Q
period 2016-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2016-05-16
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of May 11, 2016.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$7,261,777	$6,248,760
Banker's acceptances	116,317	-
Trade accounts receivable, less allowance for doubtful
accounts of $29,598,703 and $28,644,398, respectively	4,791,247	5,882,509
Other receivables, less allowance for doubtful
accounts of $78,558 and $74,400, respectively	191,958	290,739
Advances to suppliers	2,643,516	2,533,354
Inventory, less allowance for obsolescence
of $6,696,224 and $8,417,095, respectively	9,917,139	9,662,750
Prepaid expenses	195,081	339,140
Total Current Assets	25,117,035	24,957,252

Advances for purchases of intangible assets	42,309,641	42,030,649
Property and equipment, net of accumulated depreciation of
$10,286,937 and $9,442,912, respectively	28,826,692	29,393,257
Intangible assets, net of accumulated amortization of
$4,456,837 and $4,360,004, respectively	778,766	841,075
TOTAL ASSETS	$97,032,134	$97,222,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,744,095	$2,824,521
Accrued expenses	113,627	143,409
Other payables	1,712,024	1,710,283
Advances from customers	932,653	595,681
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,550,893	1,540,666
Short-term notes payable	4,652,678	4,621,998
Total Current Liabilities	14,060,537	12,791,125
Non-current Liabilities:
Construction loan facility	10,546,069	10,784,661
Deferred revenue	534,833	708,408
Long-term deferred tax liability	322,012	296,890
Total Liabilities	25,463,451	24,581,084
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	32,387,102	33,939,998
Accumulated other comprehensive income	15,547,797	15,067,367
Total Stockholders' Equity	71,568,683	72,641,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,032,134	$97,222,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015
Revenue	$3,640,494	$5,694,930
Cost of revenue	3,071,461	4,434,706
Inventory obsolescence (benefit) expense	(71,786)	201,097

Gross profit	640,819	1,059,127

Operating expenses:
Selling expenses	968,507	988,953
General and administrative expenses	318,930	472,429
Research and development expenses	93,433	160,828
Bad debt expense	581,300	3,200,003
Total operating expenses	1,962,170	4,822,213
Loss from operations	(1,321,351)	(3,763,086)

Other income (expense):
Interest income	33,592	26,855
Interest expense	(242,309)	(313,775)
Net other expense	(208,717)	(286,920)

Loss before income taxes	(1,530,068)	(4,050,006)
Income tax expense	(22,828)	(19,284)
Net loss	(1,552,896)	(4,069,290)
Other comprehensive income - foreign currency
translation adjustment	480,430	435,480
Comprehensive income (loss)	$(1,072,466)	$(3,633,810)
Loss per share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months
	Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,552,896)	$(4,069,290)
Depreciation and amortization	857,195	951,212
Bad debt expense	581,300	3,200,003
Deferred income taxes	22,828	19,284
Inventory obsolescence reserve	(1,751,863)	201,097
Changes in assets and liabilities:
Trade accounts and other receivables	(61,069)	(1,408,092)
Advances to suppliers	(92,039)	(154,575)
Inventory	1,967,359	396,521
Trade accounts payable	888,212	917,765
Accrued taxes payable	(53,955)	18,019
Other payables and accrued expenses	25,514	(4,813)
Advances from customers	328,354	(243,289)
Prepaid expenses	144,262	173,919
Net Cash Provided by Operating Activities	1,303,202	(2,239)

Cash Flows from Investing Activities:
Purchases of property and equipment	(39,248)	(47,106)
Net Cash Used in Investing Activities	(39,248)	(47,106)

Cash Flows from Financing Activities:
Payments of construction term loan	(305,835)	-
Net Cash Provided by Financing Activity	(305,835)	-

Effect of Exchange Rate Changes on Cash	54,898	22,411
Net (Decrease) Increase in Cash and Cash Equivalents	1,013,017	(26,934)
Cash and Cash Equivalents at Beginning of Period	6,248,760	5,295,790
Cash and Cash Equivalents at End of Period	$7,261,777	$5,268,856

Supplemental Cash Flow Information:
Cash paid for interest	$1,151,613	$1,230,800

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker's acceptances	517,770	464,075
Inventory purchased with banker's acceptances	403,081	551,167

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $581,300 and $3,200,003 for the three months ended March 31, 2016 and 2015, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. It is common practice in the pharmaceutical industry in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. As of March 31, 2016, the Company had trade accounts receivable amounting to $16,853,716 from sales that occurred more than one year from that date, which the Company believes are collectable.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

Advances to Suppliers and Advances from Customers – Common practice in the pharmaceutical industry in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier's credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. We charge inventory obsolescence expense for inventory allowance to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Charges to inventory obsolescence expense totaled ($71,786) and $201,097 for the three months ended March 31, 2016 and 2015, respectively. The Company recognized an inventory obsolescence reserve of $6,696,224 and $8,417,095 as of March 31, 2016 and December 31, 2015, respectively.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. There was no impairment adjustment required for the three months ended March 31, 2016 and 2015.

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

Cost of Revenues – Cost of revenues includes wages, materials, depreciation, handling charges, and other expenses associated with the manufacture and delivery of products.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development expenses were $93,433 and $160,828 for the three months ended March 31, 2016 and 2015, respectively.

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted loss per share:

	Three Months
	Ended March 31,
	2016	2015
Net loss	$(1,552,896)	$(4,069,290)
Basic weighted-average common shares outstanding	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-
Options	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557
Basic loss per share	$(0.04)	$(0.09)
Diluted loss per share	$(0.04)	$(0.09)

There were no potential dilutive common shares outstanding during the three months ended March 31, 2016 and 2015, respectively.

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

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, the amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Other than an amendment relating to presenting in comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk (if the entity has elected to measure the liability at fair value), early adoption is not permitted. The Company does not anticipate the amendment will have any impact on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company's financial position, result of operations or cash flows.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2016	2015
Raw materials	$12,329,926	$14,699,736
Work in process	$618,329	$-
Finished goods	3,665,108	3,380,109
	16,613,363	18,079,845
Obsolescence reserve	(6,696,224)	(8,417,095)
Total Inventory	$9,917,139	$9,662,750

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

	March 31,	December 31,
	2016	2015
Permit of land use	$436,836	$433,956
Building	10,627,311	10,557,234
Plant, machinery and equipment	27,521,628	27,325,440
Motor vehicle	268,279	242,860
Office equipment	259,575	256,679
Total	39,113,629	38,816,169
Less: accumulated depreciation	(10,286,937)	(9,422,912)
Property and Equipment, net	$28,826,692	$29,393,257

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended March 31, 2016 and 2015, depreciation expense was $790,254 and $854,485, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration ("CFDA"). The Company did not obtain CFDA production approval for any medical formula during the three months ended March 31, 2016 and 2015 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2016 and 2015, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $66,941 and $96,726 for the three months ended March 31, 2016 and 2015, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company's evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company's estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2016 and 2015.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	March 31,	December 31,
	2016	2015
Gross carrying amount	$5,235,603	$5,201,079
Accumulated amortization	(4,456,837)	(4,360,004)
Net carrying amount	$778,766	$841,075

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

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

As of March 31, 2016, the Company was obligated to pay laboratories and others approximately $4,785,000 upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company's board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of March 31, 2016 and December 31, 2015 which are recorded as other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $3,386 was recognized for each of the three months ended March 31, 2016 and 2015.

NOTE 7 – NOTES PAYABLE

In November 2014, the Company entered into a new line of credit with the same bank on identical terms.   Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government's current short term rate of 5.6%). In addition, the Company's Chief Executive Officer and Chair of the board of directors personally guaranteed the new line of credit. In November 2015 the Company renewed its line of credit in the amount of RMB 30,000,000 with the same bank.  The line of credit is payable in two equal installments of RMB 15,000,000 ($2.31 million) payable on September 16, 2016 and October 19, 2016.  Advances on the line of credit are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 5.06% (based upon 110% of the PRC government's current short term rate of 4.6%). In addition, the Company's Chief Executive Officer and Chairman of the Board personally guaranteed the line of credit.

The outstanding balance due under the revolving line of credit was RMB 30,000,000 as of March 31, 2016 and December 31, 2015 ($4,652,678 as of March 31, 2016 and $4,621,998 as of December 31, 2015).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets as of March 31, 2016.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of March 31, 2016 and December 31, 2015 approximated their fair value because of the immediate or short-term maturity of these financial instruments and because the underlying instruments bear interest rates that approximated current market rates.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company's new production facility and the included production line equipment and machinery. The loan currently bears weighted interest at 5.73%, based upon 110% of the PRC government's eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94%.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. In January 2016, the Company made a principal payment in the amount of approximately $309,000 (RMB2,000,000) with the remaining annual principal payment of $1,320,000 (8,000,000 RMB) being due in July 2016. As of March 31, 2016, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of March 31, 2016 are as follows:

Twelve Months Ending March 31,	Amount
2017	1,550,893
2018	1,240,714
2019	2,326,339
2020	2,326,339
2021	2,326,339
2022	2,326,339
$12,096,962

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of March 31, 2016 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company's foreign subsidiary, since its acquisition, amounted to approximately $38.5 million as of March 31, 2016. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the "more-likely-than-not" threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through March 31, 2016, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2012 through December 31, 2015 and the Chinese income tax return for the year ended December 31, 2015 are open for possible examination.

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

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

Enterprise Income
Year	Tax Rate
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2016	2015
Current	$-	$-
Deferred	22,828	19,284
Total income tax expense	$22,828	$19,284

As of March 31, 2016, the Company had net operating loss carryforwards for PRC tax purposes of approximately $35.5 million which are available to offset any future taxable income through 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $4.1 million which are available to offset future taxable income, if any, through 2036.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2016 and December 31, 2015.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $12,897,790 and $12,798,572 as of March 31, 2016 and December 31, 2015, respectively.

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

The banker's acceptances are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of March 31, 2016:

		Fair Value Measurements at
		Reporting Date Using
Description	March 31, 2016	Level 1	Level 2	Level 3
Banker's acceptances	$116,317	$-	$116,317	$-
Total	$116,317	$-	$116,317	$-

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2016 and 2015

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company's Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company's Board of Directors adopted the Company's 2010 Incentive Plan (the "Plan"), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2016, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of March 31, 2016 under the Plan.

 There were no securities issued from the Plan during each of the three months ended March 31, 2016 and 2015.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 13 – CONCENTRATIONS

For the three months ended March 31, 2016, no customer accounted for more than 10% of sales and three customers accounted for 28.5%, 11.4% and 11.0%  of accounts receivable, respectively. No supplier accounted for greater than 10% of raw material purchases.

For the three months ended March 31, 2015, one customer accounted for 19.7% of sales and one supplier accounted for 29.5% of raw material purchases and one customer accounted for 17.3% of accounts receivable.

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

Business Overview & Recent Developments

The China Food and Drug Administration ("CFDA") promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "New GMP Standards") on February 12, 2011, which became effective on March 1, 2011. The New GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines was required to be completed by the end of 2013; and the upgrading of our oral solution production lines was required to be completed by the end of 2015. Per CFDA, there were over 7,000 Chinese pharmaceutical enterprises by the end of 2015. The competition in this industry is fierce. One of the key controls adopted by the CFDA to promote industry consolidation and improve the quality of drugs was to implement the New GMP Standards. Although 2015 was the deadline for new GMP upgrading, there were only approximately 1,200 pharmaceutical companies which received the new GMP certificates by the end of 2014.  Insiders believed that thousands of pharmaceutical companies might be forced to shut down or merge with other entities due to unfulfilled new GMP upgrading.

Under this unfavorable economic environment, we aggressively promoted our sales efforts since 2015. Due to the fact that we only received new GMP certificate for the injectable production lines at our new manufacturing facility in November 2014, we missed drug biddings in several provinces prior to November 2014. Those missed biddings negatively impacted our market shares previously secured in those provinces, and dragged our sales in 2015.  Nevertheless, we continued concentrating on enhancing our fundamentals. In January and December 2015, we completed the upgrading and received new GMP certificates for the tablet and capsule production lines, and cephalosporin production lines at our old factories, respectively. The upgrading of these oral solution production lines was completed before the deadline, which positioned us to better meet market demand.

In order to support our existing products package, we have remained focused on pipeline development. We have experienced delays in obtaining approval for products in our pipeline due to revisions and enhancements in the approval criteria and processes issued by CFDA. These revisions result in additional supplemental materials and trials, higher cost, and longer approval time for certain applications. On March 5, 2016, the PRC State Council issued "Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs" (the "Opinions"). The Opinions require all chemical generic pipeline products to carry out "Consistency Evaluation" before final registration approval, which will further prolong the registration process. "Consistency Evaluation" requires currently marketed generic products to prove consistency in terms of quality, therapeutic effect, and substitutability during clinical trials with the original drug, which could enhance development of the pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring of the pharmaceutical industry, and improve international competitiveness.

The status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Chinese People's Political Consultative Conference (CPPCC) held a special meeting titled "To Deepen Health Reform" in Beijing on May 10, 2016 with National Development and Reform Commission (NDRC), Ministry of Finance (MOF), CFDA and other governmental departments participated. The participants concluded that China's healthcare reform had achieved significant initial results; however, the results so far had not fulfilled people's expectations. To be specific, the problems of inadequate and overly expensive medical services have not been fundamentally resolved. The participants therefore suggested:
(a)	deepen reform of management model and compensation system of healthcare institutions
(b)	promote the reform of medical insurance payment
(c)	strengthen basic-level health care services, and promote the establishment of diagnosis and treatment hierarchy
(d)	strengthen medical and health information technology to promote the realization of information sharing among different healthcare institutions
(e)	strengthen the leadership of healthcare reform to reduce cost and form synergy

We believe that Chinese pharmaceutical enterprises have the opportunity to enjoy a "golden decade" along with China's economic growth, consumption upgrade, aging population, healthcare reform progress, and urbanization; however, the challenges remain due to low industrial concentration, small company size, unfulfilled financing leverage, industrial upgrading and M&A demands.

Results of Operations for the Three months ended March 31, 2016

Under the industrial reform and modification background guided by the government's healthcare reform policies, we actively completed the new GMP upgrading for the majority of our current production facility, and have been aggressively promoting our sales to regain our original market shares. Although there was no immediate reversal of sales trends so far due to the special characteristics of pharmaceutical industry, we strongly believe that our current operations and financial position will allow us to have a foundation for steady business growth in the future.

Net loss for the three months ended March 31, 2016 was $1.6 million, compared to net loss of $4.1 million for three months ended March 31, 2015. Our net loss for the three months ended March 31, 2016 was significantly less than that in the same period 2015, which was mainly due to the decrease in bad debt expense.

Revenue

Revenue decreased by 36.1% to $3.6 million for the three months ended March 31, 2016, as compared to $5.7 million for the three months ended March 31, 2015. This decrease was primarily caused by several missed provincial tenders back in 2014 due to the fact that our new GMP certificates were not received until November 2014, therefore we lost related market share and negatively impacted sales afterwards. To be specific, the original tender practice actually lasted until April 2015 given the necessary process and timing of tender and therefore did not create significant negative impact on the sales in first quarter 2015. Therefore, the sales decrease in the first quarter of 2016 compared to its corresponding period in 2015 reflected the outcome of that event. In addition, the government's healthcare-cost-controls also maintained continuous pressure upon our sales.

Set forth below are our revenues by product category in millions USD for the three months ended March 31, 2016 and 2015:

Product Category	Three Months Ended March 31,		Net Change	% Change
	2016	2015
CNS, Cerebral & Cardio Vascular	$ 0.60	$ 0.70	$ -0.10	-14%
Anti-Viro/Injection & Respiratory	2.53	4.05	-1.52	-38%
Digestive Diseases	0.19	0.14	0.05	36%
Other	0.31	0.80	-0.49	-61%

The most significant revenue decrease in terms of dollar amount was in our "Anti-Viro/Infection & Respiratory" product category, which generated $2.53 million in sales revenue in the first quarter 2016 compared to $4.05 million a year ago, a decrease of $1.52 million. This decrease was mainly due to the decrease in sales of Cefaclor dispersible tablets in this category, which was caused by market fluctuation .

Sales in the "Other" category decreased by $0.49 million to $0.31 million in the first quarter 2016 compared to $0.80 million in the same period 2015, which was mainly due to the decrease in sales of Vitamin B6, primarily affected by the market loss due to the missed drug tenders back in late 2014. Our "Digestive Diseases" category generated $0.19 million of sales in the first quarter 2016, compared to $0.14 million in the same period previous year, which represented an increase of $0.05 million.

Sales in our "CNS Cerebral & Cardio Vascular" category decreased by $0.10 million to $0.60 million in the first quarter 2016 compared to $0.70 million in the same period 2015.

Product Category	Three Months Ended March 31,
	2016	2015
CNS, Cerebral & Cardio Vascular	17%	12%
Anti-Viro/ Infection & Respiratory	70%	71%
Digestive Diseases	5%	3%
Other	9%	14%

For the three months ended March 31, 2016, revenue breakdown by product category remained close to that of the prior year. Sales of the "Anti-Viro/Infection & Respiratory" products category represented 70% and 71% of total sales in the three months ended March 31, 2016 and 2015. The "CNS, Cerebral & Cardio Vascular" category represented 17% and 12% of total sales in the three months ended March 31, 2016 and 2015. The "Digestive Diseases" category represented 5% of total revenue in first quarter 2016 compared to 3% in first quarter 2015.  The "Other" category represented 9% and 14% of revenues in the three months ended March 31, 2016 and 2015.

Cost of Revenue

For the three months ended March 31, 2016, our cost of revenue was $3.1 million, or 84.4% of total revenue, which represented a decrease of $1.4 million from $4.4 million, or 77.9% of total revenue, in the same period 2015. The decrease in cost of revenue during first quarter 2016 was due to the revenue decrease. The decrease in gross profit margin for the three months ended March 31, 2016 compared to the same period last year was mainly caused by the decrease in sales prices of certain products due to market fluctuation.

Inventory Obsolescence

We have had decreases in the sales estimates between the time when raw materials were purchased and the time when the sales performance is realized for certain products. We have also assessed the market value of our raw materials. As a result, we determined that certain inventory was slow moving or obsolete. Based on the developed estimates as of March 31, 2016 and 2015, we recognized an additional inventory obsolescence expense of ($0.1) million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2016 was $0.6 million, compared to $1.1 million in the same period 2015. Our gross profit margin in first quarter 2016 was 17.6% compared to 18.6% in the same period 2015. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 15.6% in the first quarter 2016 and 22.1% in the first quarter 2015.

On May 5, 2015, the National Development and Reform Commission issued "Notice on Enhancing Drug Price Reform" with the National Health and Family Planning Commission, Human Resources and Social Security and other departments, announced to cancel the government pricing upon the majority of drugs from June 1, 2015, and to improve drug purchasing mechanism, strengthen the medical insurance cost-control, enhance medical practices and price behavior regulation, and establish a market-oriented pricing mechanism for drugs. Going forward, under the macro-environment of medical insurance cost-control, we expect to see continued pricing pressures on most products.

Selling Expenses

Our selling expenses for the three months ended March 31, 2016 and 2015 were both $1.0 million, which accounted for 26.6% and 17.4% of the total revenue in first quarter 2016 and 2015 respectively.  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need to maintain personnel and continue our sales activity to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2016 were $0.3 million, compared to $0.5 million in the three months ended March 31, 2015. General and administrative expenses accounted for 8.8% and 8.3% of our total revenues in first quarter 2016 and 2015, respectively.

Research and Development Expense

Our research and development expenses for the three months ended March 31, 2016 were $0.1 million, a decrease of $0.1 million from $0.2 million in the three months ended March 31, 2015. Research and development expenses accounted for 2.6% and 2.8% of our total revenues in the first quarter 2016 and 2015, respectively.

Bad Debt Expense

Our bad debt expense for the three months ended March 31, 2016 was $0.6 million, compared to $3.2 million in the three months ended March 31, 2015. The decrease was due to having majority of accounts receivable balance fully allowed in 2014 and 2015 under the Company's revised allowance policy as they were over 720 days old.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $5.8 million and $5.6 million as of March 31, 2016 and December 31, 2015, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
1 - 90 Days	3.2%	4.0%
90 - 180 Days	2.7%	2.2%
180 - 360 Days	4.2%	7.9%
360 - 720 Days	16.1%	14.6%
> 720 Days	73.8%	71.3%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $29.6 million and $28.6 million as of March 31, 2016 and December 31, 2015, respectively. The changes in the allowance for doubtful accounts during the years ended March 31, 2016 and 2015 were as follows:

		For the Three Months Ended
		March 31,
	2016	2015
Balance, Beginning of Period	$28,644,398	$44,347,451
Bad debt expense	581,300	3,200,003
Foreign currency translation adjustment	373,005	220,035
Balance, End of Period	$29,598,703	$44,767,489

Loss from Operations

Our operating loss for the three months ended March 31, 2016 was $1.3 million, compared to $3.8 million in the same period 2015.  The decrease in operating loss for this period is mainly due to the decrease in bad debt expense.

Interest Expense
Interest expense for the three months ended March 31, 2016 was $0.2 million, compared to $0.3 million in the same period 2015, which represented a decrease of $0.1 million.

Income Tax Expense

For the three months ended March 31, 2016 and 2015, our income tax rate was 15%. Income tax expense was ($0.02) million both for the three months ended March 31, 2016 and 2015, respectively. We renewed our "National High-Tech Enterprise" status from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we enjoy a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.

Net Loss

Net Loss for three months ended March 31, 2016 was $1.6 million, compared to net loss of $4.1 million for the three months ended March 31, 2015. The reduction in net loss was mainly due to the decrease in bad debt expense, which was partially offset by the decreased revenue.

For the three months ended March 31, 2016, loss per basic and diluted common share was $0.04, compared to loss per basic and diluted share of $0.09 for the three months ended March 31, 2015.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended March 31, 2016 and 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $7.3 million, which represents 7.5% of our total assets as of March 31, 2016, as compared to $6.2 million, which represents 6.4% of our total assets as of December 31, 2015. All of the $7.3 million of cash and cash equivalents as of March 31, 2016 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders.

As of March 31, 2016, we had a principal balance of $4.7 million in short-term bank loans. This loan is due on October 19, 2016. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The current portion of the construction loan facility is $1.6 million as of March 31, 2016. Both the short-term bank loan and the construction loan facility are from the same bank. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility.

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

Operating Activities

Net cash provided by operating activities was $1.3 million in the three months ended March 31, 2016 compared to ($2,239) for the three months ended March 31, 2015. This is mainly due to lower net loss and the outcome of the changes in our sales strategy: we enhanced the control of sales on credit, therefore improved the collection of accounts receivable and advances from customers; and we also enhanced the control over accounts payable in this period.

As of March 31, 2016, our accounts receivable was $4.8 million, compared to $5.9 million as of December 31, 2015.

As of March 31, 2016, net inventory was $9.9 million, remaining close to $9.7 million as of December 31, 2015.

Investing Activities

During the three months ended March 31, 2016, net cash used in investing activities was $39,248, compared to $47,106 for the three months ended March 31, 2015.

Financing Activities

Cash flow used in financing activities was ($305,835) in the three months ended March 31, 2016, while there was no comparable activity incurred in the three months ended March 31, 2015.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies' registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2016 and December 31, 2015, the net assets of Helpson were $67,294,0000 and $68,240,000 respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson's net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) as of March 31, 2016 and December 31, 2015 respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 12.1% and 11.9%, respectively, of its total net assets as of March 31, 2016 and December 31, 2015, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Commitments

As of March 31, 2016, we were obligated to pay laboratories and others approximately $4.8 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 16, 2016	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: May 16, 2016	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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