Form 10-Q
period 2016-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2016-11-14
CIK 1106644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 8, 2016.

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

The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,650,039	$6,248,760
Restricted cash	1,470,014	-
Banker's acceptances	21,546	-
Trade accounts receivable, less allowance for doubtful
accounts of $29,380,197 and $28,644,398, respectively	4,014,862	5,882,509
Other receivables, less allowance for doubtful
accounts of $78,618 and $74,400, respectively	390,450	290,739
Advances to suppliers	2,614,053	2,533,354
Inventory, less allowance for obsolescence
of $6,682,357 and $8,417,095, respectively	8,569,479	9,662,750
Prepaid expenses	259,234	339,140
Total Current Assets	20,989,677	24,957,252

Advances for purchases of intangible assets	39,457,197	42,030,649
Property and equipment, net of accumulated depreciation of
$11,521,705 and $9,422,912, respectively	26,339,719	29,393,257
Intangible assets, net of accumulated amortization of
$4,440,106 and $4,360,004, respectively	621,631	841,075
TOTAL ASSETS	$87,408,224	$97,222,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,478,404	$2,824,521
Accrued expenses	91,701	143,409
Other payables	1,801,087	1,710,283
Advances from customers	1,006,776	595,681
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,499,390	1,540,666
Short-term notes payable	2,249,085	4,621,998
Banker's acceptance notes payable	1,470,014	-
Total Current Liabilities	12,951,024	12,791,125
Non-current Liabilities:
Construction loan facility	8,996,338	10,784,661
Deferred revenue	172,357	708,408
Long-term deferred tax liability	353,100	296,890
Total Liabilities	22,472,819	24,581,084
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	28,183,391	33,939,998
Accumulated other comprehensive income	13,118,230	15,067,367
Total Stockholders' Equity	64,935,405	72,641,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,408,224	$97,222,233

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Revenue	$3,125,596	$4,479,113	$10,308,320	$15,848,218
Cost of revenue	2,695,900	3,720,447	8,635,392	12,667,104
Inventory obsolescence	79,728	436,666	200,044	1,855,814

Gross (loss) profit	349,968	322,000	1,472,884	1,325,300

Operating expenses:
Selling expenses	927,187	1,155,137	2,753,388	3,156,553
General and administrative expenses	294,367	384,412	1,394,250	1,315,867
Research and development expenses	99,095	405,438	289,189	741,116
Bad debt expense (benefit)	(69,899)	(3,160,862)	1,005,949	6,045,352
Impairment of long term assets	644,696	-	1,467,235	-
Total operating expenses	1,895,446	(1,215,875)	6,910,011	11,258,888

Subsidy income	(2,325)	1,655,683	346,347	1,655,683

Income (loss) from operations	(1,547,803)	3,193,558	(5,090,780)	(8,277,905)

Other income (expense):
Interest income	32,434	36,185	99,149	93,262
Interest expense	(213,740)	(279,113)	(699,932)	(915,310)
Net other expense	(181,306)	(242,928)	(600,783)	(822,048)

Income (loss) before income taxes	(1,729,109)	2,950,630	(5,691,563)	(9,099,953)
Income tax expense	(20,800)	(18,906)	(65,044)	(57,618)
Net income (loss)	(1,749,909)	2,931,724	(5,756,607)	(9,157,571)
Other comprehensive income (loss) - foreign currency
translation adjustment	(275,928)	(3,794,761)	(1,949,137)	(2,959,348)
Comprehensive income (loss)	$(2,025,837)	$(863,037)	$(7,705,744)	$(12,116,919)
Income (loss) per share:
Basic	$(0.04)	$0.07	$(0.13)	$(0.21)
Diluted	$(0.04)	$0.07	$(0.13)	$(0.21)

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months
	Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(5,756,607)	$(9,157,571)
Depreciation and amortization	2,583,066	2,769,761
Bad debt expense	1,005,949	6,045,352
Deferred income taxes	65,044	677,209
Inventory obsolescence reserve	(1,529,912)	460,537
Impairment of long-term assets	1,467,235	-
Changes in assets and liabilities:
Trade accounts and other receivables	(709,257)	(2,642,445)
Advances to suppliers	(150,606)	(1,746,117)
Inventory	3,157,553	3,314,458
Trade accounts payable	739,551	2,061,895
Accrued taxes payable	(74,080)	16,307
Other payables and accrued expenses	119,085	(18,951)
Advances from customers	432,904	(1,128,459)
Prepaid expenses	71,790	-
Net Cash Provided by Operating Activities	1,421,715	651,976

Cash Flows from Investing Activities:
Purchases of property and equipment	(86,350)	(310,247)
Bankers acceptances redeemed for cash	-	306,904
Net Cash Used in Investing Activities	(86,350)	(3,343)

Cash Flows from Financing Activities:
Payments of construction term loan	(1,519,932)	-
Payments of short term debt	(2,279,899)	-
Net Cash Used by Financing Activity	(3,799,831)	-

Effect of Exchange Rate Changes on Cash	(134,255)	(226,914)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,598,721)	421,719
Cash and Cash Equivalents at Beginning of Period	6,248,760	5,319,990
Cash and Cash Equivalents at End of Period	$3,650,039	$5,741,709

Supplemental Cash Flow Information:
Cash paid for interest	$689,773	$905,151

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	-	137,854
Accounts receivable collected with banker's acceptances	803,655	1,968,818
Inventory purchased with banker's acceptances	781,814	1,400,447
Restricted cash related to letter of credit	1,490,154	-
Advances for intangible assets purchased with banker's acceptances	-	395,445

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $1,005,949 and $6,045,352 for the nine months ended September 30, 2016 and 2015, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. It is common practice in the pharmaceutical industry in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts. As of September 30, 2016, the Company had trade accounts receivable amounting to $30 million from sales that occurred more than one year from that date, most of which the Company believes are collectable.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

Advances to Suppliers and Advances from Customers – Common practice in the pharmaceutical industry in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier's credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expenses in the period they are considered unlikely to be collected.

Inventory – Inventory is stated at the lower of cost or net realizable value, computed on an average cost basis. We charge inventory obsolescence expense for inventory allowance to write down our inventory to the lower of cost or estimated market value or to completely write off obsolete or excess inventory. Charges to inventory obsolescence expense totaled $200,044 and $1,855,814 for the nine months ended September 30, 2016 and 2015, respectively. The Company recognized an inventory obsolescence reserve of $6,682,357 and $8,417,095 as of September 30, 2016 and December 31, 2015, respectively.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. During the nine months ended September 30, 2016 the Company recognized an impairment related to Advances for purchases of intangible assets in the amount of $1,467,235 as more fully discussed in Note 5. There was no impairment adjustment required for the nine months ended September 30, 2015.

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

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur. Research and development expenses were $289,189 and $741,116 for the nine months ended September 30, 2016 and 2015, respectively.

Basic and Diluted Earnings (Loss) per Common Share - Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially issuable dilutive common shares.  There were no potential dilutive common shares outstanding during the three and nine months ended September 30, 2016 and 2015, respectively.

The following table is a presentation of the numerators and denominators used in the calculation of basic and diluted (loss) earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(1,749,909)	$2,931,724	$(5,756,607)	$(9,157,571)
Basic weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Effect of dilutive securities:
Warrants	-	-	-	-
Options	-	-	-	-
Diluted weighted-average common shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557
Basic (loss) earnings per share	$(0.04)	$0.07	$(0.13)	$(0.21)
Diluted loss per share	$(0.04)	$0.07	$(0.13)	$(0.21)

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
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

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

The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet determined its method of transition and are evaluating the impact that this guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. The Company has not completed an evaluation of the impact the pronouncement will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2016. The Company has completed an evaluation of the pronouncement and determined that its impact upon adoption will not be material to the Company's consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a retrospective approach.  The Company has not completed an evaluation of the impact the pronouncement will have on its consolidated financial statements and related disclosures, but does not expect the impact to be material.

Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material effect on the Company's financial position, result of operations or cash flows.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2016	2015
Raw materials	$12,106,727	$14,699,736
Work in process	413,756	-
Finished goods	2,731,353	3,380,109
	15,251,836	18,079,845
Obsolescence reserve	(6,682,357)	(8,417,095)
Total Inventory	$8,569,479	$9,662,750

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
Permit of land use	$422,330	$433,956
Building	10,274,394	10,557,234
Plant, machinery and equipment	26,651,565	27,325,440
Motor vehicle	259,369	242,860
Office equipment	253,766	256,679
Total	37,861,424	38,816,169
Less: accumulated depreciation	(11,521,705)	(9,422,912)
Property and Equipment, net	$26,339,719	$29,393,257

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended September 30, 2016 and 2015, depreciation expense was $789,150 and $911,515, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $2,383,457 and $2,523,752, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by China Food and Drug Administration ("CFDA"). The Company did not obtain CFDA production approval for any medical formula during the nine months ended September 30, 2016 and 2015 and no costs were reclassified from advances to intangible assets during the nine months ended September 30, 2016 and 2015, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful lives, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $65,643 and $73,498, respectively for the three months ended September 30, 2016 and 2015 and $199,609 and $246,009 for the nine months ended September 30, 2016 and 2015, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization periods.

The Company evaluates each approved medical formula for impairment on the date of CFDA approval is obtained, when indications of impairment are present and on the date each financial statement is issued. The Company's evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company's estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the nine months ended September 30, 2016 and 2015.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2016	2015
Gross carrying amount	$5,061,737	$5,201,079
Accumulated amortization	(4,440,106)	(4,360,004)
Net carrying amount	$621,631	$841,075

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it has entered into contracts with independent laboratories and others for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas at the dates of the respective contracts, the objective of the contracts is for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. The Company received the titles to two patents that relate to medical formulas currently in the CFDA approval process as of September 30, 2016. These patents have not expired.

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

Under the terms of the contracts, the laboratories are required to assist the Company in obtaining production approval for the medical formulas from the CFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the CFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory, if the laboratory is in existence and solvent. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the CFDA are recorded as advances for purchases of intangible assets. Impairment is recorded when an asset's carrying amount is not recoverable based on refund rights or otherwise, which can be caused due to laboratory's insolvency or loss of operating license.

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

As of September 30, 2016, the Company was obligated to pay laboratories and others approximately $4,400,000 upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

During the nine months ended September 30, 2016, with CFDA's tightened scrutiny procedure in connection with its review of GMP applications and based on the Company's monitoring and assessment process, the Company determined three advanced payments to three independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $1,467,235.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company's board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of September 30, 2016 and December 31, 2015 which are recorded as other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for the three months ended September 30, 2016 and 2015 was $3,386 and $3,386. Total interest expense for the nine months ended September 30, 2016 and 2015 was $10,159 and $10,158, respectively.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 7 – NOTES PAYABLE

Line of Credit

In November 2014, the Company entered into a line of credit with a bank in the amount of RMB30,000,000 (approximately $4,498,169).  Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government's short term rate of 5.6% in November 2014). In addition, the Company's Chief Executive Officer and Chair of the board of directors ("Board") personally guaranteed the line of credit. In November, 2015 the Company renewed its line of credit in the amount of RMB30,000,000 (approximately $4,498,169 with the same bank.  The line of credit is payable in two equal installments of RMB15,000,000 (approximately $2.25 million) payable on September 16, 2016 and October 19, 2016, respectively. The Company made the payment due for RMB15,000,000 according to the terms of the agreement as of September 30, 2016.  Advances on the line of credit are collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 5.06% (based upon 110% of the PRC government's current short term rate of 4.6%). In addition, the Company's Chief Executive Officer and Chairman of the Board personally guaranteed the line of credit.

The outstanding balance due under the revolving line of credit was RMB15,000,000 and RMB30,000,000 as of September 30, 2016 and December 31, 2015, respectively ($2,249,085 as of September 30, 2016 and $4,621,998 as of December 31, 2015).  The Company has no additional amounts available to it under this line of credit.  This amount has been classified as short-term notes payable in the accompanying condensed consolidated balance sheets as of September 30, 2016. Subsequent to the nine-month period ended September 30, 2016, the Company made the second installment payment of RMB15,000,000.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of September 30, 2016 and December 31, 2015 approximated their fair value because of the immediate or short-term maturity of these financial instruments and because the underlying instruments bear interest rates that approximated current market rates.

NOTE 8 – BANKER'S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a "Banker's Acceptance Note Agreement" with a bank. Pursuant to the terms of the agreement, the Company can issue banker's acceptance notes (the "Banker's Notes") to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the Banker's Notes issued to the third parties. The amount of these deposited balances is shown as "Restricted cash" on the accompanying balance sheets as of September 30, 2016. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the Banker's Notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. During 2016, the Company issued Banker's Notes in the amount of $1,470,014.

NOTE 9 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB80,000,000 (approximately $12.0 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company's new production facility and the included production line equipment and machinery. The loan currently bears weighted interest at 5.73%, based upon 110% of the PRC government's eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94% and on July 10, 2016 the interest rate was further adjusted to 5.39%.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. In January 2016, the Company made a principal payment in the amount of approximately $309,000 (RMB2,000,000) and on July 13, 2016 the Company made a payment in the amount of approximately $1,196,548 (RMB8,000,000). As of September 30, 2016, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of September 30, 2016 are as follows:

Twelve Months Ending September 30,	Amount
2017	$1,499,390
2018	2,249,085
2019	2,249,085
2020	2,249,085
2021	2,249,083
$10,495,728

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of September 30, 2016 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 10 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company's foreign subsidiary, since its acquisition, amounted to approximately $34.5 million as of September 30, 2016. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the "more-likely-than-not" threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through September 30, 2016, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2012 through December 31, 2015 and the Chinese income tax return for the year ended December 31, 2015 are open for possible examination.

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

Enterprise Income
Year	Tax Rate
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current	$-	$-	$-	$-
Deferred	20,800	18,906	65,044	57,618
Total income tax expense	$20,800	$18,906	$65,044	$57,618

As of September 30, 2016, the Company had net operating loss carryforwards for PRC tax purposes of approximately $38.9 million, which are available to offset any future taxable income through 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $4.2 million which are available to offset future taxable income, if any, through 2036.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2016 and December 31, 2015.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $13,457,238 and $12,798,572 as of September 30, 2016 and December 31, 2015, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

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

The banker's acceptances are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value as of September 30, 2016:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2016	Level 1	Level 2	Level 3
Banker's acceptances	$21,546	$-	$21,546	$-
Total	$21,546	$-	$21,546	$-

NOTE 12 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company's Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company's Board adopted the Company's 2010 Incentive Plan (the "Plan"), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2016, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of September 30, 2016 under the Plan.

There were no securities issued from the Plan during each of the nine months ended September 30, 2016 and 2015.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

CHINA PHARM HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 14 – CONCENTRATIONS

For the nine months ended September 30, 2016, no customer accounted for more than 10% of sales and one supplier accounted for 21.7% of raw material purchases. At September 30, 2016, three customers accounted for 28.3%, 11.3% and 11% of accounts receivable, respectively.

For the nine months ended September 30, 2015, one customer accounted for 10.0% of sales. For the nine months ended September 30, 2015, purchases from one supplier accounted for 20.5% of raw material purchases. At September 30, 2015, two customers accounted for 17.6% and 10.8% of accounts receivable, respectively.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, products and other factors, some of which are described in this report and some of which are discussed in our other periodic filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.
These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward- looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Business Overview & Recent Developments
In order to implement the requests from Central Committee of the Communist Party of China and State Council to take the strictest standard to monitor and regulate food and drug, to further rectify and standardize the order of drug distribution, and to take severe measures against illegal business activities, the China Food and Drug Administration ("CFDA") issued "Notice on Rectification Against Illegal Operation on Drug Logistic & Distribution" on May 3, 2016.  As it had become the top priority for all pharmaceutical distributors, including our distributors, to take measures to comply with this government policy, their time and efforts had been arranged around the inspection from CFDA, which delayed their ordinary promoting practices, purchase and distribution activities, and further negatively impacted the sales performance of our company during the second and third quarter of 2016. In addition, due to the fact that we only received new GMP certificate for the injectable production lines at our new manufacturing facility in November 2014, we missed drug biddings in several provinces prior to November 2014. Those missed biddings negatively impacted our market shares previously secured in those provinces, and dragged our sales in 2015 and extended its impact to this year.

In order to support our existing product mix on the market, we have continuously focused on pipeline development.  However, we have experienced delays in obtaining approvals for products in our pipeline due to revisions and enhancements in the approval criteria and processes issued by CFDA. These revisions result in additional supplemental materials and trials, higher cost, and longer approval time for certain applications of various types of our new products. On March 5, 2016, the PRC State Council issued "Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs" (the "Opinions"). The Opinions require all chemical generic pipeline products to carry out "Consistency Evaluation" before receiving the final registration approval, which has further prolonged the procedures for our pipeline products obtaining the final approvals. "Consistency Evaluation" requires currently marketed generic products to prove consistency in terms of quality, therapeutic effect, and substitutability during clinical trials with the original drug.
As a result, the status of our pipeline products remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Market Trends
Per the Report on the "Work of the Government" delivered by Premier Li Keqiang at the Fourth Session of the 12th National People's Congress of the People's Republic of China on March 5, 2016, the government aimed to realize full coverage of the serious disease insurance plan, and increase government funding for the plan to reduce the financial burdens on more people suffering from serious diseases. The central government will allocate RMB16 billion for medical assistance and subsidies in both rural and urban areas, an increase of 9.6% over last year. The government would merge the basic medical insurance systems for rural and non-working urban residents and raise government subsidies for the plan from RMB380 to RMB420 per capita per annum. The government reforms the methods for making medical insurance payouts and expedite the building of a nationwide network for basic medical insurance so that medical expenses can be settled wherever they are incurred via basic medical insurance accounts. The government would carry out trials for tiered medical services in around 70% of prefecture-level cities, increase basic annual per capita government subsidies for public health services from RMB40 to RMB45, and ensure that more medical resources are channeled toward rural areas.

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
The policy named "Clinical Trial Data Verification Upon 1622 Drugs with Production or Import Application" issued on July 22, 2015 by CFDA preluded Chinese drug review policy reform and stricter quality control. Since then, several important policies have been issued, such as marketing authorization holder pilot implementation,  generic drug consistency evaluation, chemical drug registration classification reform, normalization of drug clinical trial data on-site verification. Those drug review and healthcare reform-related policies issued by CFDA, with its unprecedented efficiency and implementation intensity, are expected to have subversive impact upon Chinese pharmaceutical market, and an industry reshuffle appears to be on the horizon.
We believe that the pharmaceutical industry is still facing a lot of challenges, but with the continuous improvement of the national pharmaceutical management system and pharmaceutical companies to enhance their own strength, as well as China's huge pharmaceutical consumer market, the pharmaceutical industry still has bright prospects for development.

Results of Operations for the Three Months Ended September 30, 2016 and 2015
Under the industrial reform and modification background guided by the government's healthcare reform policies, we have actively completed the new GMP upgrading for the majority of our current production facility, and have been aggressively promoting our sales to regain our original market shares. Although there was no immediate reversal of sales trends so far due to the special characteristics of pharmaceutical industry, we strongly believe that our current operations and financial position will allow us to have a foundation for steady business growth in the future.
Net loss for the three months ended September 30, 2016 was $1.7 million, compared to net income of $2.9 million for three months ended September 30, 2015. The difference in performance between the third quarters in 2016 and 2015 was mainly due to the decrease in revenue, bad debt benefit and subsidiary income in the three months ended September 30, 2016, compared to the same period in 2015.

Revenue
Revenue decreased by 30.2% to $3.1 million for the three months ended September 30, 2016, as compared to $4.5 million for the three months ended September 30, 2015. This decrease was primarily due to the rectification and standardization upon drug distributors by CFDA as discussed under "Business Overview & Recent Developments" section, whose significant negative impact upon distributors had continued in the three months ended September 30, 2016. which also impacted the sales performance in the third quarter of upstream suppliers like us. In addition, the government's healthcare-price-controls also maintained continuous pressure upon our sales.

Sales Revenue by Major Category (Dollars in Millions)
Set forth below are our revenues by product category in millions USD for the three months ended September 30, 2016 and 2015:
Product Category	Three Months Ended September 30,		Net Change	% Change
	2016	2015
CNS Cerebral & Cardio Vascular	0.57	0.60	-0.03	-6%
Anti-Viro/ Infection & Respiratory	1.78	2.84	-1.06	-37%
Digestive Diseases	0.22	0.19	0.03	15%
Other	0.56	0.85	-0.29	-34%

The most significant revenue drop in terms of dollar amount was in our "Anti-Viro/Infection & Respiratory" category which has decreased by $1.06 million to $1.78 million in the third quarter of 2016 as compared to $2.84 million in the same period of 2015, which was mainly affected by the market fluctuation caused by CFDA rectification and standardization upon the drug distributors as discussed under "Business Overview & Recent Developments".
Our "Digestive Diseases" category generated $0.22 million of sales in the third quarter of 2016 as compared to $0.19 million in the same period of the previous year, which represented an increase of $0.03 million.
"Other" product category, which generated $0.56 million in sales revenue in the third quarter of 2016, as compared to $0.85 million in the same period of 2015, a decrease of $0.29 million. This decrease was mainly due to the decrease in sales of Vitamin B6 in this category, which was caused by loss of market shares as discussed above.
Sales in our "CNS Cerebral & Cardio Vascular" category generated $0.57 million in sales revenue in the third quarter of 2016 as compared to $0.60 million in the same period of 2015, a decrease of $0.03 million.

Product Category	Three Months Ended September 30,
	2016	2015
CNS Cerebral & Cardio Vascular	18%	13%
Anti-Viro/ Infection & Respiratory	57%	63%
Digestive Diseases	7%	4%
Other	18%	19%

For the three months ended September 30, 2016, revenue breakdown by product category remained comparable to that of the prior year. Sales of the "Anti-Viro/Infection & Respiratory" products category represented 57% and 63% of total sales in the three months ended September 30, 2016 and 2015. The "CNS, Cerebral & Cardio Vascular" category represented 18% and 13% of total sales in the three months ended September 30, 2016 and 2015. The "Other" category represented 18% and 19% of total sales in the three months ended September 30, 2016 and 2015. The "Digestive Diseases" category represented 7% of total revenue in the third quarter of 2016 compared to 4% in the third quarter of 2015.

Cost of Revenue
For the three months ended September 30, 2016, our cost of revenue was $2.7 million, or 86.3% of total revenue, which represented a decrease of $1.0 million from $3.7 million, or 83.1% of total revenue in the same period of 2015. The decrease in cost of revenue during the third quarter of 2016 was due to the revenue decrease.

Inventory Obsolescence
We have had decreases in the sales estimates between the time when raw materials were purchased and the time when the sales performance is realized for certain products. We assess  the inventory obsolescence levels on a quarterly basis. As a result, we determined that certain inventory was slow moving or obsolete. Based on the developed estimates, we recognized an inventory obsolescence expense of $0.1 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively.

Gross Profit and Gross Margin
Gross profit was $0.3 million for each of the three months ended September 30, 2016 and 2015.  Our gross profit margin in the third quarter of 2016 was 11.2% compared to 7.2% in the same period 2015. Without the effect of inventory obsolescence, management estimates that our gross profit margin would have been approximately 13.8% in the third quarter of 2016 and 17.0% in the third quarter of 2015.  The decrease in gross profit margin was mainly because the Company sold more products with lower gross margin in this period.

Selling Expenses
Our selling expenses for the three months ended September 30, 2016 was $0.9 million, which accounted for 29.7% of the total revenue in the third quarter of 2016 as, compared to $1.0 million for the same period 2015, which accounted for 25.8% of the total revenue in the third quarter of 2015.  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need to maintain personnel and continue our sales activities to support the sales and collection of accounts receivable, therefore our selling expenses did not decrease proportionally to our sales.

General and Administrative Expenses
Our general and administrative expenses for the three months ended September 30, 2016 were $0.3 million as compared to $0.4 million in the three months ended September 30, 2015. General and administrative expenses accounted for 9.4% and 8.6% of our total revenues in the third quarter of 2016 and 2015, respectively.

Research and Development Expenses
Our research and development expenses for the three months ended September 30, 2016 were $0.1 million, a decrease of $0.3 million from $0.4 million in the three months ended September 30, 2015. Research and development expenses accounted for 3.2% and 9.1% of our total revenues in the third quarters of 2016 and 2015, respectively.

Bad Debt Benefit
Our bad debt benefit for the three months ended September 30, 2016 was $0.1 million, compared to $3.2 million in the three months ended September 30, 2015. The change was due to our revision of estimate of allowance for doubtful accounts in 2015, which resulted in the decrease in aged accounts receivable balance that hadn't been allowed prior to the third quarter of 2015, and therefore incurred the bad debt benefit in that period.
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
The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $2.8 million and $5.6 million as of September 30, 2016 and December 31, 2015, respectively.
The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
1 - 90 Days	2.8%	4.0%
90 - 180 Days	3.3%	2.2%
180 - 360 Days	3.4%	7.9%
360 - 720 Days	11.6%	14.6%
> 720 Days	78.9%	71.3%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.
We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $29.4 million and $28.6 million as of September 30, 2016 and December 31, 2015, respectively.

Impairment of Long-Term Assets
During the third quarter of 2016, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for one formula to one of the independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to this laboratory in the amount of $644,696.

Income (Loss) from Operations
Our operating loss for the three months ended September 30, 2016 was $1.5 million, compared to operating income of $3.2 million in the same period 2015.  The deterioration in operating result for this period is mainly due to the decrease in revenues, impairment loss and lower subsidy income.

Interest Expense
Interest expense for the three months ended September 30, 2016 was $0.2 million, compared to $0.3 million in the same period 2015, which represented a decrease of $0.1 million.

Income Tax Expense
For the three months ended September 30, 2016 and 2015, our income tax rate was 15%. Income tax expense was $0.02 million for each of the three months ended September 30, 2016 and 2015. We renewed our "National High-Tech Enterprise" status from the PRC government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we have enjoyed a preferential tax rate of 15% which is notably lower than the statutory income tax rate of 25%.
The recent net loss result has put the Company in an unfavorable position for the potential renewal of  "National High-Tech Enterprise" status in 2017. After evaluating the feasibility of the renewal, the Company has decided not to renew this status.

Net Income (Loss)
Net loss for three months ended September 30, 2016 was $1.7 million, compared to net income of $2.9 million for the three months ended September 30, 2015. The change in the net result was mainly due to the decrease in revenues, impairment loss and lower subsidy income in the third quarter of 2016 as compared to the same period of 2015.
For the three months ended September 30, 2016, loss per basic and diluted common share was $0.04, compared to net income per basic and diluted share of $0.07 for the three months ended September 30, 2015.
The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended September 30, 2016 and 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Revenue
For the nine months ended September 30, 2016, our sales revenue was $10.3 million, which represented a decrease of $5.5 million, or 35%, from the $15.8 million in the corresponding period of 2015. This decrease was primarily due to several missed provincial tenders back in 2014 due to the fact that our new GMP certificates were not received until November 2014. As a result, we lost related market shares and negatively impacted sales afterwards. To be specific, the original tender practice actually lasted until April 2015 given the necessary process and timing of tender. The sales decrease in the nine months ended September 30, 2016 compared to its corresponding period in 2015 reflected the outcome of that event. In addition, the government's healthcare-price-controls also maintained continuous pressure upon our sales.

Set forth below are our revenues by product categories in millions USD for each of the nine months ended September 30, 2016 and 2015.
Sales Revenue by Major Category (Dollars in Millions)
Product Category	Nine Months Ended September 30,		Net Change	% Change
	2016	2015
CNS Cerebral & Cardio Vascular	1.78	2.21	-0.44	-20%
Anti-Viro/ Infection & Respiratory	6.76	10.63	-3.87	-36%
Digestive Diseases	0.58	0.54	0.04	6%
Other	1.19	2.46	-1.27	-51%

The most significant decrease in revenue in terms of dollar amount was in our "Anti-Viro/ Infection & Respiratory" product category, which generated $6.76 million in sales revenue in the nine months ended September 30, 2016, compared to $10.63 million in the nine months ended September 30, 2015, a decrease of $3.87 million. This decrease was mainly caused by the loss of market share due the missed drug tenders in 2014.
"Other" category decreased by $1.27 million to $1.19 million in the nine months ended September 30, 2016 compared to $2.46 million in the same period of 2015 and the decrease was mainly due to the sales decrease in Vitamin B6 for Injection due to the missed tenders in 2014.
Our "CNS Cerebral & Cardio Vascular" category generated $1.78 million of sales in the nine months ended September 30, 2016, compared to $2.21 million in the same period of 2015, which represented a decrease of $0.44 million. This decrease was mainly due to the sales decrease of Ozagrel product due to market fluctuation.
Sales of the "Digestive Diseases" generated $0.58 million and $0.54 million in the nine months ended September 30, 2016 and 2015, respectively.

Cost of Revenue
For the nine months ended September 30, 2016, our cost of revenue was $8.6 million, or 84% of total revenue, which represented a decrease of $4.0 million from $12.7 million, or 80% of total revenue, in the same period of 2015. The decrease in cost of revenue in the nine months ended September 30, 2016 was mainly due to the decrease in revenue.

Inventory Obsolescence
There was $0.2 million inventory obsolescence recorded for the nine months ended September 30, 2016, compared to $1.9 million for the nine months ended September 30, 2015. We started recording inventory obsolescence allowance on a quarterly basis since the first quarter of 2015, and this practice helped us to better monitor and assess our inventory condition and future needs.

Gross Margin and Gross Profit
Gross profit for the nine months ended September 30, 2016 was $1.5 million, compared to $1.3 million in the same period of 2015. Gross profit margin for the nine months ended September 30, 2016 and 2015 were 14% and 8%, respectively.  Without considering the effect of inventory obsolescence, management estimates that our gross profit margin would have been approximately 16% for the nine months ended September 30, 2016, and 20% for the nine months ended September 30, 2015.

Selling Expenses
Our selling expenses for the nine months ended September 30, 2016 were $2.8 million, a decrease of $0.4 million, or 13%, compared to $3.2 million for the same period of 2015. Selling expenses accounted for 26.7% and 20.0% of the total revenue in the first nine months of 2016 and 2015 respectively. This increase in percentage to revenue was mainly due to many adjustments in our selling processes under healthcare reform policies in the recent quarters. Despite the decrease in sales, we still rely on comparable personnel and expenses to support our revenue and collection of accounts receivable. In addition, once received new GMP certificate for our new building, we intended to recover our market share and that requires additional selling expenses and marketing efforts.

General Administrative Expenses
Our general and administrative expenses for the nine months ended September 30, 2016 were $1.4 million, an increase of $0.1 million, or 6%, compared to $1.3 million for the same period of 2015. The increase in general and administrative expenses in this period was mainly due to the property tax incurred for our new GMP building since the first quarter of 2016, as well as the increased professional service expenses in the first half of 2016 as compared to the same period of 2015.

Research and Development Expenses
Our research and development expenses for the nine months ended September 30, 2016 was $0.3 million, compared to $0.7 million in the same period of 2015.

Bad Debt Expenses
Our bad debt expenses for the nine months ended September 30, 2016 was $1.0 million, compared to $6.0 million for the same period of 2015. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Benefit". The changes in the allowance for doubtful accounts during the nine months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended
	September 30,
	2016	2015
Balance, Beginning of Period	$28,644,398	$44,347,451
Bad debt expense	1,005,949	6,045,352
Foreign currency translation adjustment	(270,150)	(1,712,543)
Balance, End of Period	$29,380,197	$48,680,260

Impairment of Long-Term Assets
During the nine months ended September 30, 2016, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for three formulas to three of the independent laboratories were impaired.  As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $1.5 million.

Loss from Operations
Our operating loss for the nine months ended September 30, 2016 was approximately $5.1 million, compared to $8.3 million for the same period of 2015, which represented an improvement of $3.2 million. The decrease in operating loss was primarily due to lower inventory obsolescence and lower bad debt expense in the current period as compared to the corresponding period in the prior year.

Net Loss
Our net loss for the nine months ended September 30, 2016 and 2015 was $5.8 million and $9.2 million, respectively, which represented an improvement of $3.4 million. The decrease in net loss was primarily due to lower inventory obsolescence and lower bad debt expenses in the current period compared to the corresponding period in the prior year.

Liquidity and Capital Resources
Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents was $3.7 million, which represents 4.2% of our total assets as of September 30, 2016, as compared to $6.2 million, which represents 6.4% of our total assets as of December 31, 2015. All of the $3.7 million of cash and cash equivalents as of September 30, 2016 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders.
As of September 30, 2016, we had a principal balance of $2.2 million in short-term bank loans. The line of credit is payable in two equal installments of RMB 15,000,000 (approximately $2.2 million) payable on September 16, 2016 and October 19, 2016 and were both paid back per the contract. We are currently renewing the line of credit with our bank. There can be no assurances that this line of credit will be renewed on terms acceptable to the Company. In addition, we entered into an eight-year construction loan facility with a bank on September 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. The cash flow generated from operating activities was used to fund the remaining construction of our GMP upgrading project in our new facility. Both the short-term bank loan and the construction loan facility are from the same bank. The current portion of the construction loan facility is $1.5 million as of September 30, 2016. Beginning July 11, 2015, the balance of the principal is and will be due in annual installments which are due prior to July 10 of the following year over the next six years through July 11, 2021. The Company has made all required principal payments under the construction loan facility as of the date of this report.
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

Operating Activities
Net cash provided by operating activities was $1.4 million in the nine months ended September 30, 2016 compared to $0.7 million for the nine months ended September 30, 2015.
As of  September 30, 2016, our accounts receivable was $4.0 million, compared to $5.9 million as of December 31, 2015.
As of September 30, 2016, net inventory was $8.6 million, compared to $9.7 million as of December 31, 2015. This decrease was mainly due to the decrease in purchases in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Investing Activities
During the nine months ended September 30, 2016, net cash used in investing activities was $86,350, primarily for the purchase of fixed asset, compared to $3,343 for the nine months ended September 30, 2015.

Financing Activities
Cash flow used in financing activities was $3.8 million in the nine months ended September 30, 2016, which related to the payment of the construction term loan and the payment on the line of credit, while there was no comparable activity incurred in the nine months ended September 30, 2015.
According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies' registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2016 and December 31, 2015, the net assets of Helpson were $60,800,000 and $68,240,000 respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson's net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) as of September 30, 2016 and December 31, 2015 respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 13.4% and 11.9%, respectively, of its total net assets as of September 30, 2016 and December 31, 2015, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2016.
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

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.

Commitments
As of September 30, 2016, we were obligated to pay laboratories and others approximately $4.4 million over approximately the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2016	By: /s/ Zhilin Li Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: November 14, 2016	By: /s/ Zhilin Li Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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