Form 10-K
period 2016-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2017-03-31
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,812,057 as of June 30, 2016, based on the closing price of $0.24 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 27, 2016, was 43,579,557.

Documents Incorporated by Reference: None.

2

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2016

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

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People's Republic of China (the "PRC"). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the China Food and Drug Administration (the "CFDA"), based upon demonstrated safety and efficacy.

As of December 31, 2016, we manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

•	Basic generic drugs, which are common drugs in the PRC for which there is a very large market demand;
•	First-to-market generic drugs, which are generic Western drugs that are new to the PRC marketplace; or
•	Modern Traditional Chinese Medicines, which generally are a non-synthetic, plant-based medicinal compounds of the type that have been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce pharmaceutical products in different formulations, such as tablets, capsules or powders.

In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing a particular drug, the size of the market for that drug, the proposed or required method of distribution, the existing and expected pricing for that particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected generic drugs for manufacture that have large addressable markets and higher profit margins relative to other generic drugs being manufactured and distributed in the PRC.

We currently own and operate an approximately 8,000-square-meter manufacturing facility in Haikou, Hainan Province, built by us in 2002, that supports eight modern, scalable production lines. We implement quality control procedures in this facility in compliance with the PRC's Good Manufacturing Practices, or GMP standards, and applicable CFDA regulations to ensure consistent quality in our products.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "new GMP") on February 12, 2011 (effective as of March 1, 2011). The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the pharmaceutical products manufacturing industry in the PRC. Pursuant to those mandatory requirements, upgrades to our two injectables production lines were required to be finalized by the end of 2013. From January 1, 2014 to November 3, 2014, we suspended production at our dry powder injectables and liquid injectables production lines due to a failure to meet new the GMP upgrade deadline. However, in 2014, we completed construction of a new 20,000 square-meter factory equipped with four sterilize production lines (two liquid injectables and two dry powder injectables production lines), in full compliance with the latest GMP standard. In November 2014, the CFDA completed GMP certification of our new facility and issued us with a GMP certificate, enabling us to commence manufacturing at our two liquid injectables and two dry powder injectables production lines. In January and December 2015, we completed further upgrades and received new GMP certificates for the tablet and capsule production lines and the cephalosporin production lines in our old factories.

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC. To comply with applicable Chinese law relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of over 1,000 independent prefecture-level, city-level, and county-level distributors. Our sales system has further developed and expanded with the expansion of Chinese healthcare reform, and our 16 provincial offices deliver our products to basic health care institutions as well as tier two and tier three hospitals through the above mentioned distributors.

Corporate History

 We are a holding company and conduct substantially all of our production, marketing, finance, development and administrative activities through our wholly-owned subsidiary located in the PRC. We were incorporated in the State of Delaware under the name "Softstone, Inc." on January 28, 1999. From mid-2003 to October 19, 2005, we did not generate any significant revenue and we accumulated no significant assets while we explored business opportunities as a publicly-held "shell" corporation.

We entered into our current line of business on October 19, 2005, through the acquisition of Onny Investment Limited, a holding company formed in the British Virgin Islands ("Onny"), and its operating subsidiary located in the PRC, Hainan Helpson Medical & Biotechnology Co., Ltd. ("Helpson"). On March 16, 2006, we changed our corporate name to China Pharma Holdings, Inc. On December 31, 2012, we reincorporated from the State of Delaware to the State of Nevada.

Helpson was established on February 25, 1993, in Haikou, Hainan Province, PRC as a foreign-invested enterprise. The company was originally an "equity joint venture," as defined by China's laws on foreign-invested enterprises, between Haikou Biomedical Engineering Co., Ltd., a PRC company, and Hong Kong Fudao Development Co., Ltd., a Hong Kong company ("Fudao").

On June 16, 2001, Fudao entered into an Equity Interest Transfer Agreement with Hainan Kaidi Science and Technology Co., Ltd., a PRC company ("Kaidi"), pursuant to which Fudao transferred all of its ownership interest in Helpson to Kaidi. As a result of this transfer, Helpson became a PRC domestic company, rather than a foreign-invested company.

Onny was incorporated on January 12, 2005, under the laws of the British Virgin Islands. On May 25, 2005, Helpson’s three then-existing shareholders entered into an equity interest transfer agreement with Onny, as a result of which, effective as of June 21, 2005, Helpson became a wholly foreign-owned enterprise (“WFOE”), and Onny became the sole shareholder of Helpson.

On October 19, 2005, we acquired all of the issued and outstanding shares of Onny in exchange for 27,499,940 shares of our common stock and became Onny's sole shareholder. In connection with this share exchange, all of our officers and directors at that time resigned from their positions as officers and directors of our Company, and new directors and executive officers were appointed. Also as a result of this share exchange, commonly referred to as a "reverse acquisition," Helpson became our indirect wholly-owned subsidiary.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

“Chemical drugs” refers to drugs with active ingredients prepared by chemical synthesis. This category of drugs may be divided into patented drugs and generic drugs according to the degree of innovation.

Patented drugs are the originally developed drugs. The development process for patented drugs includes drug molecular screening, preclinical study, clinical trials (Phase I, Phase II, Phase III), submission of a New Drug Application (NDA), etc., all of which can take as long as 10-15 years, and the finally selected chemical compound among tens of thousands of molecules. During the development process, the manufacturer generally applies for a series of patents regarding the drug’s molecular structure, the preparation process, dosage forms and so on, in order to guarantee exclusivity in the market during the patent period.

Pharmaceutical companies may also leverage follow-up research and development to create so-called me-too or me-better drugs. Most of these studies are based on existing drugs as lead compounds, and attempt to find unpatented molecules with similar chemical structures, which sometimes may be more effective than the original drug or result in fewer adverse reactions. This R&D model enjoys the benefits of not only has the potentiality to apply for patent, but also requires less investment, has a higher success rate, lower risk, and a shorter R&D cycle, thanks to the known drug target, mechanism and screening model.

Generic drugs are patented drugs (originally-developed drugs) manufactured by pharmaceutical companies other than the original developer, after patent expiration. According to the release "Drug Registration Management Measures" issued by the CFDA in 2007, generic drugs must be consistent with the originally developed drug in five aspects: active ingredient, delivery system, dosage form, specification, and function. At present, the majority of our currently existing products are generic drugs.

The pharmaceutical industry has the characteristics of high required investment input and low demand elasticity.

High investment input: the pharmaceutical industry requires significant investment throughout the drug development process: from drug molecule screening, preclinical research, and clinical trials to drug registration. On the production side, drug manufacturers are also required to obtain GMP certification through PP&E (Property, Premise and Equipment) upgrades, SOP (Standard Operating Procedure) upgrades, and personnel training, all of which requires continuous investment. And on the sales side, the manufacturer again needs to invest in building up and maintaining sales channels and implementing academic promotion.

Low demand elasticity: consumers value their health, especially in the face of disease, and generally accept the importance of pharmaceutical remedies and medicine. In the context of China’s current universal health insurance system, patients show less sensitivity in to pharmaceuticals consumption as long as the cost of treatment is within their budgets.

In 2015, China's pharmaceutical manufacturing industry recognized revenue of RMB2553.7 billion, representing year-over-year growth of 9.1%; and net income of RMB262.7 billion, representing year-over-year growth of 12.9%. As a major component of the industry, chemical drug manufacturing recognized revenue of RMB681.6 billion and net income of RMB81.7 billion in the same period. It has been difficult for the chemical drug industry to maintain the same high growth rate it experienced before 2012 due to the completion of the expansion of health insurance, with the positive impacts of its policies gradual declines, as well as the existence of Medicare cost-controls and drug pricing pressures resulting from drug bidding. However, in the context of China’s aging population, the consumption of pharmaceuticals is expected to increase, and although the growth rate of health insurance expenditures will not remain at the previous high level, the industry will still be able to maintain growth. In addition, personal expenditures and fiscal expenditures in healthcare are expected to continue to increase. Therefore, we believe that demand for pharmaceuticals and consumer ability to pay are still enjoying steady growth. Although the growth rate has been declined, and our industry is now very large-scale.

Consistency Evaluations

On March 5, 2016, the Chinese State Council issued "Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs" (the “Opinions”). Over 95% of the currently-sold drugs in China are generics which are subject to the “Opinions”. Per the “Opinions”, any solid oral solution generics listed in the National Essential Drugs List (2012 edition)that received production approval before October 1, 2007, shall complete a Consistency Evaluation by the end of 2018,while an applicant which needs to carry out clinical trials and has certain special circumstances shall complete a Consistency Evaluation by the end of 2021. Overdue applicants may no longer be eligible for re-registration. According to CFDA statistics, a total of 289 formulas, 17740 production approval numbers, 1817 domestic pharmaceutical manufacturers, and 42 overseas manufacturers will be affected by the Opinions. 25.22% of approved manufacturers commenced production within the last three years. Assuming that manufacturers abandon drugs not in production, there will be nearly 4,500 approvals requiring evaluation by the end of 2018.

Bioequivalence testing (BE testing) is an important component of Consistency Evaluations. Unfortunately, there are a limited number of institutions that currently carry out BE testing, which has become for a significant brake on the progress of the Consistency Evaluation program. The PRC has more than 400 clinical drug trial institutions, while, per the “Notice on the Clinical Trial Practice by Clinical Trial Institutions and Contract Research organizations” issued by CFDA on September 9, 2015, there were only 82 clinical drug trial institutions that had undertaken BE testing and Phase I clinical trial in recent years. Due to the limited availability of BE testing, certain generics may not be able to complete the Consistency Evaluations by the CFDA deadline.

The imbalance in supply and demand of BE testing has also led to an increase in BE testing costs, such that the overall costs of Consistency Evaluations have increased as well, which in turn will increase capital expenditures for our industry. In addition, if a generic drug under evaluation cannot achieve the same consistency of quality and efficacy as the originally-developed drug, the generic manufacturer must re-develop and optimize its existing formula and production process through further analysis of the quality standards and physical and chemical characteristics of the originally-developed drug, including study of the crystal form and solubility.

The PRC's medical insurance system. The PRC started putting basic medical insurance in place for urban workers in 1998, kicked off the "New Rural Cooperative Program" (new rural cooperative medical care program) in 2003, and implemented basic medical insurance for urban residents in 2007 to cover unemployed and low-income urban residents. After development over nearly two decades, China's health insurance coverage and the number of people enrolled have both increased significantly. The number of insured persons in the PRC increased from 18.78 million in 1998 to 1.34 million in 2015, and the coverage rate increased from 1.51% to 97.2% in the same period. The general consensus is that the PRC has now essentially established a health insurance system with universal coverage.

There are other factors that may also affect the pharmaceutical industry, such as Medicare cost-controls. In order to control the rapid increase in medical expenditures, the government of the PRC has, since 2010, introduced a series of policies to strengthen supervision and control effects of Medicare on healthcare services, to reform the Medicare payment methods, to establish a hierarchical treatment system, to eliminate pharmaceutical mark-ups, and to reduce the proportion of drug costs to total healthcare costs, etc. In June 2016, the PRC’s National Health Commission called on each province to determine the growth rate of medical expenditures as soon as possible and further proposed limiting the national medical expenditure growth rate to no higher than 10% by the end of 2017. Although this policy applies only in the year 2017, we believe that the Medicare cost-controls will be adopted as a long-term policy because of the PRC’s aging population, universal health insurance coverage, and the Medicare fund’s importance as a payer for overall healthcare expenditures.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the "new GMP") on February 12, 2011 (effective as of March 1, 2011). The new GMP standards outline basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in pharmaceutical manufacturing processes in the PRC. Since they were first adopted in 1988, GMP have over two decades of history in China, and were revised in 1992 and 1998. As of June 30, 2004, all manufacturing of active pharmaceutical ingredients (“API”) and finished dosages must be in compliance with the GMP standards. The new GMP standards that became effective on March 1, 2011, include improvements based upon foreign manufacturing advancements, and have taken into consideration local conditions in China. Based on the principle of "equal importance between hardware and software", strictly implementing the idea of risk control during the manufacturing process of pharmaceutical products, and increased focus on scientific guidance and operability, the new GMP standards are consistent with the World Health Organization (WHO) standards.

The four main prongs of the new GMP standards are: (1) strengthening quality control systems during the manufacturing process of pharmaceutical products by significantly increasing requirements regarding quality control software; (2) improving requirements regarding the quality of practitioners; (3) refining operational procedures, rules on document management (including manufacturing records), improving guidance and operability; and (4) further improvements related to measures to ensure the safety of pharmaceutical products.

The Drug Marketing Authorization Holder (“MAH”) model is a management model that separates marketing authorization from independent production licensing. License holders may delegate production to manufacturers and are only responsible for the safety, effectiveness and quality control of drugs manufactured for public consumption. The MAH model is a common worldwide practice for review and approval of new drugs, and h encourages investment in research and development and the adoption of Contract Manufacturing Organization.

In August 2015, the PRC State Council issued "Opinions on the Reform of Drug and Medical Devices Evaluation and Approval of System Review", which proposed to implement the MAH system experiments. Because the Company is considered a manufacturer pursuant to this policy, we believe this policy will benefit our Company in the long run, given our new GMP certified production facility and because we have the potential to manufacture products for license holders in the future.

Our Strategy

We believe we are well positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. Furthermore, the Healthcare Reform initiated by the State Council in 2008 in the PRC has significantly expanded the landscape of the Chinese healthcare industry. According to the 2016 National Economic and Social Development Statistics Bulletin of the People's Republic of China issued by National Bureau of Statistics of the PRC, the total number of Chinese healthcare institutions has reached 993,000 as of the end of 2016, including 29,000 hospitals, 931,000 grass-root healthcare institutes (comprised of 37,000 township healthcare centers, 35,000 community health service centers (stations), 217,000 clinics, 642,000 village healthcare centers), and 29,000 professional public health institutions. We believe the increase in demand from these sources should allow us to grow organically. In addition, the total number of medical personnel in the PRC has reached 8.44 million, including 3.17 million practicing physicians and practicing assistant physicians and 3.5 million registered nurses. The number of beds in medical and health institutions has reached 7.47 million, including 5.75 million in hospitals and 1.23 million in township healthcare centers.

Production approval from the CFDA for Candesartan, an angiotensin II receptor antagonist serving as a first-line treatment for hypertension, developed in November 2013 and launched towards the end of 2014, and for new products from our pipeline of products under development (such as a generic version of Crestor and novel anti-drug-resistant combination antibiotics), would offer us significant growth opportunities. Finally, healthcare reform has started to change the landscape of the Chinese pharmaceutical industry, which we believe will create many attractive acquisition opportunities. We plan to explore these opportunities in an effort to add synergistic products that can help us grow our business.

Our objective is to leverage our expertise in the PRC for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

•	Promoting Our Existing Brands to Increase Our National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts and through our new, upgraded GMP-compliant production lines. To achieve this goal, we plan to promote the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces of PRC through the efforts of our sales force, independent distributors and educational physician conferences and seminars.

•	Developing and Introducing Additional Products to Expand or Strengthen Our Existing Product Portfolio. We plan to focus our development capabilities towards expanding our existing portfolio of approved products. We have a number of products in various stages of the CFDA approval process. In addition, we intend to conduct clinical trials for new generic or modernized products to expand our existing product portfolio. We plan to introduce new generic or modernized products to leverage our branded market leadership position, particularly in therapeutic areas in which we already have a strong presence.
•	Expanding Our Distribution Network to Increase Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with over 1,000 distributors in the PRC and plan to expand on these relationships to target new markets. We will continue our conservative sales strategy of increased cooperation with customers with reliable accounts receivable collection performance. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and to increase our market penetration in cities and rural areas where we already have a presence. Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies in cross-selling our products.
•	Acquiring Complementary Products Lines, Technologies, Distribution Networks and Companies. We intend to selectively pursue strategic acquisition opportunities that we believe will grow our customer base, expand our product lines and distribution network, enhance our manufacturing and technical expertise or otherwise complement our business or further our strategic goals. Pursuing strategic acquisitions is a significant component of our growth strategy. The Company has not identified any strategic acquisition opportunities as of the date of this report on Form 10-K.

Products

We currently have a product portfolio of 19 pharmaceutical products that address a wide variety of diseases and medical indications. All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the CFDA and are sold on a prescription basis. The following table summarizes the approved indications for our marketed pharmaceutical products and the year in which each of such products was first marketed to our customers.

Product	Indication	Year of Commercial Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

CerebroproteinHydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Anhydroandrographolide	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablets	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009
Others
Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group for the years ended December 31, 2016 and 2015.

Product Category	Fiscal Year Ended December 31,		Net Change	% Change
	2016	2015
CNS Cerebral & Cardio Vascular	2.72	3.11	-0.39	-12%
Anti-Viral/ Infection & Respiratory	10.27	13.51	-3.24	-24%
Digestive Diseases	0.79	0.76	0.03	4%
Other	1.78	2.97	-1.19	-40%

Due to the nature of the pharmaceutical industry, we continually strive to change our product portfolio to respond to changes in market demand. Based on a foundation established by a number of our widely-recognized prescription products, such as Cefaclor and Roxithromycin, we have launched and will continue to launch a variety of pharmaceuticals. The core criteria for our selection of potential pipeline products are strong market demand, proven efficacy, and safety. In an effort to gain an advantage in the marketplace, we often seek to improve the production process of the new generic products we elect to manufacture or to improve the quality of a proposed product to increase its efficacy.

We also adjust the delivery systems and marketing for each of our products based on the product's target patient group. We believe that maintaining a variety of delivery systems (e.g. tablet, capsules, injectables and dry powders) for certain of our products targeted at different groups enhances our competitive position in the marketplace. As a result, our sales and marketing personnel work closely with management and our research and development personnel to determine which of our products can successfully be marketed for more than one delivery system and which generics in the marketplace may be good candidates for us to manufacture and distribute in the marketplace using different delivery systems.

Product Development

Our product portfolio includes both branded and generic drugs that we either develop independently, in joint research efforts with our academic institutional partners, or, to a lesser extent, acquire from third parties. We develop new products in-house as well as in cooperation with several research institutes, including the Chinese Academy of Sciences, China University of Pharmaceuticals, Sichuan University, Chongqing Medical Industry Institute and the Military Medical Academy Basic Medical Science Institute. We only pay these institutes for their research efforts and expenses if our research goals are accomplished as evidenced by the certification of an applicable drug candidate and the approval of drug production by the CFDA. Following receipt of such certification and approval, the rights to the applicable drug candidate are transferred to us. Upon any such payment and transfer, we become the sole owner of the drug certifications and/or the approvals of drug production and any related research, and we have no further payment or other obligations to the research institute from which we acquired such assets. We obtained certificates and approvals of drug production for our Naproxen Sodium and PseudophedrineHydroclorida sustained-release tablets through our cooperative relationship with the Chongqing Medical Industry Institute, and we also obtained certificates and approvals of drug production for our Cefalcor dispersible tablets through our cooperative relationship with the China University of Pharmaceuticals. We are now manufacturing and selling both drugs. We expect to continue to develop additional new drugs using this method. We also intend to continue purchasing or obtaining licenses from third parties to produce certain drug products on a limited basis, as we regard this as an important and effective means for us to develop our business. New products in our pipeline have experienced delays because the CFDA enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all pharmaceutical products, including all of our product types. We commenced leading formulation screening, a new technology exploration and technical criteria improvement activity, in 2013. We expect this new model to accelerate our development timelines and expand exploration channels for our pipeline products.

Generic drugs are the drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects as the originally-developed drug. The Consistency Evaluations require currently marketed generic products to prove consistency in term of quality and therapeutic effect, and substitutability with original drug during clinical trials. The Consistency Evaluations could enhance the development of the pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring of the pharmaceutical industry, and improve international competitiveness.

The PRC State Council issued the "Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs” on March 5, 2016, requiring all manufacturers of generic chemical pipeline products to carry out Consistency Evaluations before they may obtain final registration approval. In addition, all oral solution generic drugs listed in National Essential Drugs List (2012 edition) and launched into the market before October 1, 2007, must undergo Consistency Evaluations by the end of 2018, and Consistency Evaluation should be completed by the end of 2021 for drugs with existing special conditions or those which require clinical efficacy trials. Drugs failing to meet these requirements may not be re-registered. As of today, all of our pipeline products have been delayed in receiving their CFDA approval because of these new requirements. The Company will strive to accelerate the compliance process.

Due to the complex implementation rules of Consistency Evaluations that are still being introduced, we suspended the development of our pipeline products in 2016. The following list sets forth the current status of our main pipeline products:

Indication of Product Candidate	CFDA Status
Anti-infection	In Phase II Clinical Study, Supplement Clinical Study Due to Improved Technology Criteria
Cholesterol Control Drug	we have submitted an application for production approval, and are supplementing Consistency Evaluation experiments per the New Policy
Alzheimer's Disease drug	At the latest stage of supplementing Consistency Evaluation experiments per the New Policy
Coronary Heart Disease Drug	Phase III Clinical Study Completed, and are supplementing clinical trials pursuant to the updated criteria
Digestive Diseases Drug	At the latest stage of supplementing Consistency Evaluation experiments per the New Policy

We have several other pipeline products in various stages of development.

Distribution and Customers

We believe we have a well-developed sales network. As our current pharmaceutical product portfolio is comprised mainly prescription drugs, our major sales targets are hospitals. As of December 31, 2016, we also had 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China. Due to this advantage, we believe we are able to keep our selling cost lower than the industry average.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC. We have established long-standing relationships with most of our key customers as our operating subsidiary, Helpson, formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our old manufacturing facility, which was built in 2002, is approximately 8,000 square meters; and our new building, approximately 20,000 square meters, was completed in 2013. We have production lines with new GMP certificates for different forms including: tablets, capsule, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated).

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

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2016, our purchases from one supplier accounted for approximately 21.1% of raw material purchases. For the year ended December 31, 2015, purchases from one supplier accounted for approximately 27% of raw material purchases.

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

We attempt to differentiate our products from those of our competitors by changing, and, in many cases, improving, and certain physical aspects of our products to address to different market segments. For example, to make our Cefaclor product more patient friendly to children and patients with swallowing problems, we added an enteric coating to make our tablets easier to swallow.

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

As of December 31, 2016, we owned 17 registered trademarks, including marks for nine of the 19 pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339, No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the CFDA's relevant provincial branch. This permit is valid for five years and is renewable for an additional five-year period upon its expiration. Our current pharmaceutical manufacturing permit, issued by the CFDA, will expire on December 31, 2020.

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

Reimbursement under the National Medical Insurance Program

Per Social Security Center of the Ministry of Social Security of China, over 1.34 billion people had been enrolled into the National Medical Insurance Program (NMIP) by the end of 2015. The Ministry of Labor and Social Security, together with other government authorities, determines which medicines are to be included in or removed from the national medicine catalog for the NMIP, and under which tier a medicine should fall, both of which affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are based on a number of factors, including price and efficacy. A NMIP participant can be reimbursed for the full cost of a Tier 1 medicine and 80-90% of the cost of a Tier 2 medicine.

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

Employees

As of December 31, 2016, we had 385 employees, among which 343 employees were full-time employees and 42 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

We are in the process of upgrading our old production facilities to bring them in line with the New GMP Standards which became effective as of March 1, 2011. In November 2014, the CFDA completed their process of reviewing our new facility and issued GMP certificates authorizing us to commence manufacturing liquid injectable and dry powder injectable product lines. In January and December 2015, we completed upgrades and received new GMP certificates for tablet and capsule production lines and cephalosporin production lines in our old factories.

If we are not able to satisfy the requirements of the new GMP guidelines and obtain clearance from the CFDA, our existing dry powder injectable and granule production lines may be suspended and we may be subject to fines or other penalties if we continue to produce any products from such lines, all of which may have a material and adverse impact on our business, financial condition and results of operations.

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

We had gross profit margins of 20.7% for the year ended December 31, 2016, compared to gross profit margins of 7.2% for the year ended December 31, 2015. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 20.7% in 2016 and 22.5% in 2015. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, in the event that our products are included in the National Essential Drug List (the “EDL”), which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

Market acceptance and sales of our products also depend to a large extent on the reimbursement policies of the PRC government. The Ministry of Labor and Social Security of the PRC or provincial or local labor and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the national medical insurance catalog or provincial or local medical insurance catalogs for the National Medical Insurance Program every other year, and catalogs under which a drug will be classified affects the amounts reimbursable to program participants for their purchases of those medicines. These determinations are made based on a number of factors, including price and efficacy. Generally, there are two catalogs, the National Insurance Catalogue (“NIC”) and the EDL on which a product can be included. The products selected for the EDL generally are selected from the NIC. A consumer can be reimbursed for the full cost of a medicine on the EDL and can be reimbursed for 80% to 90% of the cost of a medicine listed on the NIC. Our Vitamin B6, Cefalexin, Clarithromycin and Omeprazole products are currently included in the EDL. If government authorities decide to remove these products from the medicine catalogs, such removal may reduce the affordability of our products and change the public perception regarding our products, which, in turn, would adversely affect the sales of these products and reduce our net revenue.

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

Our future growth and success significantly depend on our ability to successfully market our principal products to hospitals as prescription medicines. Approximately 90% of the end-customers of our products are hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

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

Complying with such standards may be time-consuming and expensive and could result in delays in obtaining CFDA approval for our future product candidates, or possibly preclude us from obtaining CFDA approval altogether. For example, due to the enhanced criteria introduced during the implementation process of the trial of one of our products in the dried powder injectable and granule production lines in our old plant, the clinical trials lasted longer than originally expected. Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use. The CFDA and other regulatory authorities may not approve the products that we develop and even if we do obtain regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2016, no customer accounted for more than 10.0% of sales, and one customer accounted for 46.3% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 21% and 22% of our net revenues in 2016 and 2015, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products.

Generic drugs refer to the drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects compared to the original drugs. “Consistency Evaluation” requires currently marketed generic products to prove consistency in term of quality and therapeutic effect, and substitutable during clinical trials with original drug. The Consistency Evaluation could enhance the development of pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring the pharmaceutical industry, and improve international competitiveness.

The PRC State Council issued the "Opinions on Carrying out Consistency Evaluations on Quality and Efficacy of Generic Drugs” (“Opinions”) on March 5, 2016, requiring all chemical generic pipeline products to carry out Consistency Evaluations before final registration approval. In addition, all oral solution generic drugs listed in National Essential Drugs List (2012 edition) and launched into market before October 1, 2007, must complete Consistency Evaluations by the end of 2018. Consistency Evaluations must be completed by the end of 2021 for drugs with existing special condition or those require clinical efficacy trials. Drugs fail to meet requirements shall not be re-registered. As of today, all of our products in pipe lines were postponed in receiving its CFDA approval due to this additional new requirement and the Company strives to accelerate the process.

The "Opinions" stress that the drug manufacturers are subject to Consistency Evaluations. Therefore, if we fail to complete Consistency Evaluations for our generic drugs per the government’s requirement, our business and operation will be negatively impacted.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2016 and 2015, purchases from one supplier accounted for 21.1% and 27.0% of our raw material purchases, respectively.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2016, we had 385 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

All of our products are produced at our manufacturing facility in Hainan, China. A significant disruption at that facility, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. For example, a once-in-forty-year 16 grade super typhoon Rammasun hit Haikou on July 18, 2014, which caused us approximately $2.3 million (RMB14.2 million) in losses. Part of a warehouse was flooded, some damage was caused to our new facility, and the water and electricity supply was suspended for several days, causing a brief halt to our production activities and a delay in our obtaining GMP certification.

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

As a result, we enjoyed a preferential tax rate of 9%, 10% and 11% in the years of 2008, 2009 and 2010. We obtained the High Tech Enterprise status from the PRC government in 2010 and we enjoyed a 15% income tax rate for a three-year period from 2011 to 2013. We applied for continued High Tech Enterprise status in 2013, with its associated favorable tax rate, and we received an extension of the 15% income tax rate for a second three-year period from 2014 to 2016. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, our tax rate for 2017 and the foreseeable future will be 25%. The discontinuation of any of our existing special or preferential tax treatment as mentioned above or other incentives could have an adverse effect on our business, financial condition and results of operations.

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

Since 1979, the PRC government has been in the process of reforming its economic policies. Because many reforms are unprecedented or experimental, they are expected to be refined and improved over time. Other political, economic and social factors, such as political changes, changes in the economic growth rates, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refinement and readjustment process may negatively affect our operations.

Although the PRC government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

·	We will be able to capitalize on economic reforms;

·	The PRC government will continue its pursuit of economic reform policies;

·	The economic policies, even if pursued, will be successful;

·	Economic policies will not be significantly altered from time to time; or

·	Business operations in China will not become subject to the risk of nationalization.

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

Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, and the PRC government controls the currency conversion and the fluctuation of the Renminbi, we are subject to changes in the PRC’s political and economic decisions.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

Our manufacturing process may produce by-products, such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. We are responsible for the renewal of the waste disposal permit. There is no assurance that we will obtain the renewal of the waste disposal permit when the current permit expires.

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

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. A Chinese government-run think tank expected China's economy to grow by 6.5% this year from 6.3% in 2016, according to Reuters on January 2, 2017 published by Fortune online. Industrial output could grow 5.9% this year, down from an estimated 6.1% in 2016, it said. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company's disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2016, and there existed a material weakness in our internal control over financial reporting as of December 31, 2016.

We believe we are taking appropriate actions to remediate such material weakness; however, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

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

ITEM 2. PROPERTIES.

There is no private land ownership in the PRC. All land is either owned by the government of the PRC on behalf of all Chinese citizens or collectively owned by farmers. However, land use rights may be allocated by the PRC State Land Administration Bureau or its authorized branches. Helpson was granted land use rights by the PRC government for approximately 22,936 square meters of land located on Plot C09-2 in the Haikou Bonded Zone, Hainan Province, PRC in 2003. These land use rights will expire on September 10, 2063.

Helpson owns two production facilities in Haikou, Hainan Province, PRC, one of which has a construction area of 663.94 square meters and is located at the 6th floor of Standard Plant Building B, Jinpan Industrial Development Zone. The other factory, located on Plot C09-2 in the Haikou Bonded Zone, has a two buildings with production area of 20,282.42 square meters with a certificate number HK477872, and 6,593,20 square meters with a certificate number HK122889 respectively.

In addition, Helpson rents offices located on the second floor of the Jiahai Building owned by Hainan Zhongfu Foreign Export Personnel Service Center (the “Center”) as its principal executive offices. Monthly rent at this facility is RMB 5,580 (approximately $843). The original term of the lease was 3 years, from December 1, 2010 to November 30, 2013. On December 31, 2011, this lease was superseded by a new lease, for a term of nine years, for office spaces on the second floor and the entire third floor at a monthly rent of RMB 20,000 (approximately $2,941), with a 5% increase every two years from the fourth year until the end of the term. The aggregate area of the office spaces Helpson rents is 1,686 square meters, or 16,812 square feet.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we are anticipate a possible need for expansion and additional space as our production increases.

Mortgaged Property

Helpson entered into a line of credit with Bank of China in October 2013, which was renewed in November 2014 and November 2015. This line of credit is payable in two equal installments of RMB 15,000,000 ($2.31 million) payable on September 22, 2016 and October 20, 2016.  In order to secure the line of credit, Helpson mortgaged its land use rights and buildings. To provide an additional security, our Chief Executive Officer and Chairman of our Board of Directors personally guaranteed the new line of credit. This line of credit has been fully paid off upon the due date and the associated mortgage was lifted.

Helpson entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. We’ve accumulatively repaid the principle of RMB11 million (approximately $1.6 million) of the construction loans per the payback schedule as of December 31, 2016. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. Upon the Company’s receipt of the ownership certificate over the new factory, the mortgage has been formally placed on the new facility in the second quarter of 2016.

The loans referred to above are set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 80 million (Approximately $12.3million)	Bank of China	July 11, 2013 to July 10, 2021	The interest rate is 5.73%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015, the interest rate was adjusted to 5.94%.	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872) and the production line equipment and machinery in the new factory

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

The following table, based upon Yahoo Finance, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the fiscal years ending December 31, 2016 and 2015.

	High	Low

Fiscal 2016

First Quarter	$0.21	$0.12
Second Quarter	0.30	0.17
Third Quarter	0.32	0.21
Fourth Quarter	0.29	0.17

Fiscal 2015

First Quarter	$0.56	$0.27
Second Quarter	0.44	0.27
Third Quarter	0.36	0.16
Fourth Quarter	0.30	0.15

Holders

As of March 27, 2017, there were approximately 137 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their telephone number is (469) 633-0101.

Dividend Policy

We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. As a result of our holding company structure, we would rely entirely on dividend payments from our subsidiaries, Onny Investment Ltd. and Hainan Helpson Medial & Biotechnology Co., Ltd., for our cash flow to pay dividends on our common stock. The PRC government imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC, which may also affect our ability to pay cash dividends in the future.

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

Business Overview & Recent Developments

In November 2014, we received a Good Manufacturing Practices (“GMP”) certificate issued by the China Food and Drug Administration (“CFDA”) for dried powder and liquid injectable product lines produced at our new manufacturing facility, and since then we have restarted production of products with those formulations after a suspension of production from year end 2013 due to our inability to meet a GMP upgrade deadline. GMP compliance timing issues also caused us to miss certain drug bids (generally with terms of around two years) in several Chinese provinces prior to November 2014. These missed bids negatively impacted our previously-established market share in those provinces, and reduced our overall sales in 2015 and 2016. Nevertheless, we continue to concentrate on enhancing the fundamentals of our business. In January and December 2015, we completed upgrades to our manufacturing facilities and received new GMP certificates for our tablet and capsule product lines and for the cephalosporin product lines at our old factories. Upgrades to our oral solution product lines were completed ahead of the deadline, which has positioned us to better meet market demand.

In order to comply with requests from the Central Committee of the Communist Party of China and State Council to use the strictest standards to monitor and regulate food and drug production and to further rectify and standardize drug distribution, CFDA issued the “Notice of Rectification Against Illegal Operations Regarding Drug Logistics& Distribution” on May 3, 2016. Because it had become the top priority for pharmaceutical distributors, including our distributors, to comply with this government policy, our distributors’ time and efforts were focused on passing CFDA inspection, which delayed their ordinary promotion efforts and purchase and distribution activities, which further negatively impacted the sales performance of our company during the second and third quarters of 2016.

Increasing our sales remains our top priority. Through the continued implementation of sales promotion, the Company realized sales increases in the fourth quarter of 2016 compared to the previous quarter. Management will continue to vigorously promote sales by actively participating in the recent opening of the new provincial drug tender and participation in drug exhibitions.

In order to support our existing products package we remain focused on pipeline development. We have experienced delays in obtaining approval for certain products in our pipeline because of revisions of and enhancements to CFDA approval criteria and processes. These revisions have resulted in additional supplemental materials and trials, higher costs, and longer approval times for certain applications.

On March 5, 2016, the Chinese State Council issued "Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs" (the “Opinions”). The Opinions define the object of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, and identify pharmaceutical manufacturers as the principle generic drug consistency evaluation, and sets forth corresponding incentives. Subsequently, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drug” in May 2016, in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. Complying with consistency evaluations will become our core task in the near future and will have a significant impact on our operations as well as our industrial structure.

Due to the detailed implementation rules of consistency evaluations that are still being introduced, our decision making has been impacted by those uncertainties, and we suspended the development of our pipeline products in 2016. The following list sets forth the current status of our main pipeline products:

•	Antibiotic Combination - We are currently in Phase II of clinical trials, due to increased regulatory requests for clinical review.
•	Rosuvastatin - Rosuvastatin is a generic form of Crestor, a drug for the treatment of high blood cholesterol levels. Clinical trials for this generic drug were completed in the fourth quarter of 2010.We have submitted an application for production approval and are supplementing consistency evaluation experiments pursuant to the Opinions.

•	Heart disease drug - We developed an oral solution for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (“TCM”) formula. We have completed Phase III clinical trials and are supplementing clinical trials pursuant to the updated criteria.
•	Alzheimer's disease drug - We developed a drug for the treatment of Alzheimer's disease and are supplementing consistency evaluation experiments pursuant to the Opinions.
•	Digestive diseases drug - We developed two drugs for the treatment of digestive diseases and are supplementing consistency evaluation experiments pursuant to the Opinions.

Market Trends

Consumer demand for medicine is relatively rigid and stable and is generally unaffected by seasonal business cycles. We have noticed that the growth rates of the pharmaceutical manufacturing industry have been higher than GDP growth rates in China. According to the study “Deepening The Reform of China's Medical and Healthcare System and Building A Value-Based Quality Service Delivery System" published by the World Bank, if China maintains its existing healthcare system, total health expenditures will increase from 5.5% of GDP in 2014 to over 9% of GDP in 2035, with an average annual growth rate of 8.4%.

The rapid development of the pharmaceutical industry in China has been driven by the continuous growth of total healthcare costs, the establishment and improvement of the universal Medicare system, increases in medical expenditures per capita, the aging population, and changes in the disease spectrum; however, development has been negatively impacted by factors like Medicare cost controls and price pressure in drug tenders in recent years.

The Chinese National Health Commission published the "Communiqué of China's Hygiene and Family Planning Development Statistics in 2015” on July 20, 2016, which stated that the total Chinese national hygiene expenditure in 2015 was expected to reach RMB4058.9 billion, comprised of government spending of RMB1253.3 billion (30.88%), social spending of RMB1589.1 billion (39.15%), and personal spending of RMB1216.4 billion (29.97%), according to preliminary accounting. The total cost of healthcare per capita in 2015 was RMB2952, accounting for 6.0% of GDP.

China's State Council issued "Guidance on the Pilot Comprehensive Reform of Urban Public Hospitals “in 2015, which proposed that the pilot comprehensive reform of urban public hospitals be fully implemented and that the personal spending component of total hygiene expenditures be reduced to 30% or lower by 2017. In order to achieve this goal, the Chinese government's ongoing investment will be essential. The Central Committee Political Bureau of the Communist Party of China approved the "Healthy China 2030 Plan" in August 2016, which proposed to reduce personal hygiene spending to approximately 28% of total healthcare expenditures by 2020, and 25%of total healthcare expenditures by 2030.

In order to achieve the objectives of the above-mentioned "Healthy China 2030 Plan" in the context of an aging population and an improving universal Medicare system, we believe that the hygiene spending proportion of total fiscal expenditures will increase and that net annual Medicare expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of Medicare. As a generic drug company we are presented with a huge domestic market, and through further upgrades, especially in compliance with consistency evaluations, we could meet European and American production standards, enabling us to engage overseas markets through product exports.

In August 2015, the State Council promulgated the “Opinions on therefore and Examination of the Approval System for the Reform of Drugs and Medical Devices”, which opened the prelude to the reform of the drug examination and approval system in China, the reform of the drug registration system, consistency evaluations of generic drugs, and enhanced drug listing licensing systems, among other reforms. The CFDA has also subsequently introduced a number of specific measures and technical details related to various areas of the above-mentioned reforms. These policies may change the existing competitive landscape, development methods, and operating patterns and rules of the pharmaceutical industry and may have a significant impact on the strategic choices and future development models of Chinese pharmaceutical companies.

In addition, the Office of the State Council issued the "Pilot Plan for Marketing Authorization Holders" on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing a MAH to produce pharmaceuticals itself or to consign production to other pharmaceutical manufacturers. This policy not only transitions our production practices to meet European and United States standards by separating drug approval and production qualifications, and therefore changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy. Given that a certain failure rate must be demonstrated by MAH applicants for in their consistency evaluations, an applicant that passes the evaluations could consign production to an applicant who failed in order to optimize capacity, save on fixed costs, and reduce capital expenditures.

In general, demand for pharmaceutical products is still experiencing steady growth in China. The ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to state policy guidance and further evaluate market conditions for our current existing products, pipeline products, and competition in the market in order to optimize our development strategy.

Results of Operations for the Fiscal Year Ended December 31, 2016

Revenue

Revenue decreased by 23.5% to $15.6 million for the year ended December 31, 2016, as compared to $20.4 million for the year ended December 31, 2015. This decrease was primarily due to the focus of our distributor customers with the CFDA rectification of pharmaceutical distributors as discussed above in the second and third quarters of 2016, despite our efforts to promote sales in an attempt to regain market share during 2016.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2016 and 2015:

Product Category	Fiscal Year Ended December 31,		Net Change	% Change
	2016	2015
CNS Cerebral & Cardio Vascular	2.72	3.11	-0.39	-12%
Anti-Viral/ Infection & Respiratory	10.27	13.51	-3.24	-24%
Digestive Diseases	0.79	0.76	0.03	4%
Other	1.78	2.97	-1.19	-40%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/Infection & Respiratory” product category, which generated $10.3 million in sales revenue in 2016 compared to $13.5 million a year ago, a decrease of $3.2 million. This decrease was mainly due to the sales decrease of our Cefaclor Dispersible Tablets in this category, which was a result of CFDA rectification of pharmaceutical distributors as discussed above in middle 2016, as well as market fluctuation.

Sales in the “CNS Cerebral & Cardio Vascular” category decreased by $0.4 million to $2.7 million in 2016 compared to $3.1 million in 2015, which decrease was mainly due to a drop in sales of Ozagrel, primarily the result volatility in market demand. Our “Digestive Diseases” category generated $0.8 million of sales in both 2016 and 2015. Our “Other” product category sales decreased by $1.2 million to $1.8 million in 2016 from $3.0 million in 2015, mainly due to the decrease in sales of Vitamin B6,caused by market volatility.

Product Category	Fiscal Year Ended December 31,
	2016	2015
CNS Cerebral & Cardio Vascular	18%	15%
Anti-Viral/ Infection & Respiratory	65%	66%
Digestive Diseases	5%	4%
Other	12%	15%

For the year ended December 31, 2016, revenue breakdown by product category remained close to that of the prior year. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 65% and 66% of total sales in the year ended on December 31, 2016 and 2015, respectively. The “CNS Cerebral & Cardio Vascular” category represented 18% of total revenue in 2016, compared to15% in 2015. The “Digestive Diseases” category represented 5% of total revenue in 2016 compared to 4% in 2015. The “Other” category represented 12% and 15% of revenues in 2016 and 2015, respectively.

Cost of Revenue

For the year ended December 31, 2016, our cost of revenue was $12.4 million, or 79% of total revenue, which represented a decrease of $3.4 million from $15.8 million, or 78% of total revenue, in 2015.

Inventory Obsolescence

In some cases, we have decreased our sales estimates between the time when raw materials were purchased and the time when the sales are made for certain of our products. We have also reassessed the market value of certain of our raw materials. As a result, we have determined that certain inventory has become slow moving or obsolete. We did not recognize any inventory obsolescence expense for the year ended December 31, 2016, while we recognized inventory obsolescence expense of $3.1 million for the year ended December 31, 2015.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2016 was $3.2 million, compared to $1.5 million in 2015. Our gross profit margin in 2016 was 20.7% compared to 7.1% in 2015. Without the effect of inventory obsolescence, management estimates that our gross profit would have been approximately 20.7% in 2016 and 22.5% in 2015. With the national implementation of full coverage health insurance almost completed, and the positive effect of its expansion policy gradually diminished, and taking into account many unfavorable market factors such as Medicare cost-control, and price pressures from drug tenders, we have experienced general decline in profit margins in recent years. Going forward, we expect to see continued pricing pressure on most of our products. However, new products could help support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the year ended December 31, 2016 were $4.0 million, a decrease of $0.3 million, compared to $4.3 million for the year ended December 31, 2015. Selling expenses accounted for 25.9% of the total revenue in 2016 compared to 21.1% in 2015.  The increase was mainly the result of additional marketing, consulting and product promotional efforts in certain Chinese provinces. Because of adjustments in our sales practices resulting from healthcare reform policies, despite the overall decrease in sales, we require additional personnel and expenses to support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2016 were $2.3 million, which represented an increase of $0.4 million compared to $1.9 million in 2015. General and administrative expenses accounted for 14.6% and 9.3% of our total revenues in 2016 and 2015, respectively.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2016 were $0.4 million, compared to $1.0 million in 2015. Research and development expenses accounted for 2.4% and 4.7% of our total revenues in 2016 and 2015, respectively. The consistency evaluations discussed under the “Business Overview & Recent Developments” section here of is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not have any further development in 2016. But, we are still actively adapting to this policy, and have filed reagent references with the CFDA for several key products in 2016.

Bad Debt Expenses

Our bad debt expenses for the year ended December 31, 2016 was $1.1 million, which represented a decrease of $4.9 million compared to $6.0 million in 2015. During 2015, we also recognized bad debt expenses of $4.1 million related to advances made to suppliers based on our evaluations of the realization likelihood of payments. The decline in our bad debt expenses was mainly the result of the decline in our revenues in recent years, which also led to the corresponding decline in the net amount of accounts receivable aging over one year (according to our current accounting policy, we are required to recognize a bad debt allowance 70% of the accounts receivable that are between 365 days to 720 days old).

In general, our normal credit or payment terms extended to customers are for 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $3.9 million and $5.1 million as of December 31, 2016 and 2015, respectively.

The following table illustrates our gross accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
1 - 90 Days	8.8%	4.0%
90 - 180 Days	2.6%	2.2%
180 - 360 Days	6.7%	7.9%
360 - 720 Days	13.4%	14.6%
> 720 Days	68.5%	71.3%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $15.7 million and $29.4 million as of December 31, 2016 and December 31, 2015, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2016 and 2015 were as follows:

	For the Fiscal Years Ended
	December 31,
	2016	2015
Balance, Beginning of Year	$29,352,806	$44,347,451
Bad debt expense	1,086,449	5,995,315
Charged to reserve	(13,519,167)	(19,702,397)
Foreign currency translation adjustment	(1,255,592)	(1,287,563)
Balance, End of Year	$15,664,496	$29,352,806

Impairment of Intangible Assets

Our impairments for the year ended December 31, 2016 were $4.0 million, compared to $0.1 million in 2015. As a pharmaceutical company, we have been focusing on the development and maintenance of our intangible assets, mainly in the form of medical formulas. Because of recently implemented government policies such as consistency evaluations, our management made certain assessments regarding the impairment of our intangible assets as in 2016, and identified five formulas that would likely be unable to generate positive cash flow in the foreseeable future and therefore recognized impairment loss on them accordingly.

Loss from Operations

Our operating loss for the year ended December 31, 2016 was $8.2 million, compared to an operating loss of $14.3 million in 2015.

Net Interest Expense

Net interest expense for the year ended December 31, 2016 was $0.7 million, compared to $1.0 million in 2015. The decrease is primarily due to overall decreased debt levels due to repayment of the line of credit as discussed in Note 7 and the decrease in the interest incurred in conjunction with the Construction loan facility as discussed in Note 9 to the consolidated financial statements.

Income Tax Expense

Our income tax rate was 15% for each of the years ended December 31, 2016 and 2015. Our income tax expense was $0.3 million and $0.06 million for the years ended December 31, 2016 and 2015, respectively. The expense arose as a result of certain deferred tax liabilities recognized in prior years. We renewed our "National High-Tech Enterprise" status with the Chinese government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we enjoy a preferential tax rate of 15%, which is notably lower than the statutory income tax rate of 25%. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, our tax rate for 2017 and the foreseeable future will be 25%.

Net Loss

Net Loss for year ended December 31, 2016 was $9.2 million, compared to net loss of $15.4 million for the year ended December 31, 2015. The decrease in net loss was mainly a result of the increase in inventory obsolescence and bad debt expenses.

For the year ended December 31, 2016, loss per basic and diluted common share was $(0.21), compared to loss per basic and diluted share of $(0.35) for the year ended December 31, 2015.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both 2016 and 2015.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $2.7 million, representing 3.3% of our total assets as of December 31, 2016, as compared to $6.2 million, representing 6.4% of our total assets as of December 31, 2015. All of the $2.7 million of cash and cash equivalents as of December 31, 2016, is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and are not expected to be available for payment of dividends or for other payments to our parent company or to its shareholders. During 2016, we repaid in full the balance at December 31, 2015 of approximately $4.6 million under our line of credit as discussed in Note 7 of the consolidated financial statements. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $13 million), which had been fully utilized through May 7, 2014. We’ve accumulatively repaid the principle of RMB 11 million (approximately $1.6 million) of the construction loans per the payback schedule as of December 31, 2016. The current portion of the construction loan facility is $1.4 million as of December 31, 2016. The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and the remaining new GMP upgrade related construction and equipment in our existing facility for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $2.9 million in the year ended December 31, 2016, compared to $3.4 million for 2015.

As of December 31, 2016, our accounts receivable was $4.0 million, a decrease of $1.9 million from $5.2 million as of December 31, 2015. The decrease was mainly due to $1.1 million of bad debt expenses recognized in 2016.

As of December 31, 2016, total inventory was $7.3 million, a decrease of $2.4 million from $9.7 million as of December 31, 2015. This decrease was mainly due to decreased purchases of raw materials in 2016.

Investing Activities

During the year ended December 31, 2016, net cash used in investing activities was ($0.2) million, compared to ($1.9) million for the year ended December 31, 2015.

Financing Activities

Cash flow used in financing activities was $6.0 million in the year ended December 31, 2016; there was no comparable activity during the year ended December 31, 2015. The financing activities that occurred in 2016 were primarily related to the repayment of the line of credit facility as discussed in Note 7 to the consolidated financial statements and scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and in Note 9 to the consolidated financial statements.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2016 and 2015, the net assets of Helpson were $55,062,000 and $68,240,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) for the fiscal years ended December 31, 2016 and 2015, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 14.8% and 11.9%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2016.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China.  Our businesses and assets are primarily denominated in RMB.  All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires the submission of a payment application form together with certain invoices and executed contracts. The currency exchange control procedures imposed by the Chinese government authorities may restrict the ability of Helpson, our Chinese subsidiary, to transfer its net assets to our parent company through loans, advances or cash dividends.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2016, we were obligated to pay laboratories and other service providers approximately $4.4 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval of our medical formulas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 and 2015, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company disclosed its change of auditors under item 4.01 in a current report on Form 8-K filed with the SEC on December 2, 2016.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2016. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2016, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 27, 2017, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	64	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	60	Director
Gene Michael Bennett	69	Independent Director
Yingwen Zhang	72	Independent Director
Baowen Dong	76	Independent Director

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

Gene Michael Bennett has served as our independent director since February 2008. From July 2016 through the present, Mr. Bennett has served as CEO for Faroway Consulting in Shenzhen and CFO for 7 Senses Labs, both located in Shenzhen, Guangdong Province, China. Mr. Bennett also served as advisor to Swiss Capital Asia, located in Hong Kong since 2013. From 2009 through 2013, Mr. Bennett served as the CEO of the American General Business Association, located in Beijing, China. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He acted as a partner of ProCFO Company based in California which provided contract chief financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade University of Honolulu, Hawaii, USA. In addition, he previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University and an accounting, tax, and audit professor at California State University at Fullerton. He also acted as the chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He obtained his CPA license from the State of Colorado, which is currently inactive. Mr. Bennett’s extensive background in accounting, financial management and reporting, including SEC related reporting qualifies him to serve as an independent director of our company and the chairman of our audit committee.

Yingwen Zhang has served as our independent director since February 2008. He also currently serves as the consultant of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer, and a director and a member of the compensation committee of Chongqing Wanli Battery Holdings (Group) LLC (SHA:600847). He acted as Senior Consultant and Chairman of Safety Production Committee of Sinofert Holdings Limited (HKG: 0297) of SINOCHEM Group from October 2005 to June 2009. Additionally, Mr. Zhang was appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, from 1988 to 2000, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China). In his early career he was a chemical engineer, and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as the Chief Executive Officer of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the SINOPEC Group. Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967. Mr. Zhang’s extensive knowledge in areas of government regulation and policies, his experience as director of a China listed company, as well as his vast experience in senior management in SOE and the private sector, qualify him as an independent director of our company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2016, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2016, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

Audit Committee

On February 1, 2008, we established an audit committee, which currently consists of our three independent directors: Gene Michael Bennett, Yingwen Zhang and Baowen Dong. Mr. Bennett, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 401(d)(5) of Regulation S-K promulgated under the Securities Act. The audit committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which attached as Exhibit 99.1 to our Current Report on Form 10-K filed on March 17, 2009, and available on our website at www.chinapharmaholdings.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer, President and interim Chief Financial Officer	2016 2015	225,600 225,600	-	-	-	-	-	16,000 16,000	241,600 241,600

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, which will expire on June 30, 2020. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li's compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2016, when aggregated with her compensation from our U.S. holding company level, was $225,600.

Payments upon Termination or Change-in-Control

PRC Law.Under the applicable laws of the PRC, we must pay severance to all employees who are Chinese nationals and who are terminated with or without cause, or whose employment agreement with us expires and we choose not to continue their employment. The severance benefit required to be paid under the laws of the PRC equals the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the 12 months prior to the employee’s termination) multiplied by the number of years the employee has been employed with us, plus an additional month’s salary if 30 days’ prior notice of such termination has not been given. However, if the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary of the employee’s local area, as determined and published by the local government, such average monthly compensation shall be capped at three times the average monthly salary of the employee’s local area. Except as described above, our executive officer does not have any other agreement or arrangement under she may be entitled to severance payments upon termination of employment.

Outstanding Equity Awards at Fiscal Year-End

None.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 27, 2017, 175,000 shares of restricted stock outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2016.

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

Engagement Letters

On December 21, 2016, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters on the same terms and conditions as the previous engagement for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,760), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

On December 9, 2015, we also entered into a renewal engagement letter with Ms. Tsui, pursuant to which, Ms. Tsui is entitled to annual compensation of $16,000 for serving as our director for a term of three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 27, 2017, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 27, 2017, an aggregate of 43,579,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	10,050,000	23.1%
Heung Mei Tsui Director	9,312,651	21.4%
Yingwen Zhang Director	0	*
Gene Michael Bennett (4) Director	0	*
Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	19,362,651	44.5%
Greater than 5% Stockholders

Jian Yang	2,278,815	5.2%

67

__________________

* Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 27, 2017, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 27, 2016, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 27, 2017 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 40,000 shares of our common stock (5,000 shares in each of year between 2008 to 2016 fiscal years). As of the date of this report such warrants have not been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2016 and 2015. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2017, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui. We recognized interest expense of $13,546 for the years ended December 31, 2016 and 2015, respectively.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our current principal accountant, and ArshakDavtyan, Inc., our former principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $166,000 for the fiscal year ended December 31, 2016, which included $75,000 for the re-auditing for the fiscal year ended December 31, 2015.

The aggregate fees billed by Arshak Davtyan, Inc., our former principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $97,000 for the fiscal year ended December 31, 2015.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2016 and 2015.

Tax Fees

We did not engage our current principal accountant or our former principal accountant to render tax services to us during the last two fiscal years.

All Other Fees

We did not engage our current principal accountant or our former principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2016 and their reaudit of our financial statements as of and for the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Pharma Holdings, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Report of B F Borgers CPA PC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2016 and 2015

Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows - for the years ended December 31, 2016 and 2015

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

Date: March 31, 2017	CHINA PHARMA HOLDINGS, INC.

By: /s/ Zhilin Li
Name: Zhilin Li
Title: Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Zhilin Li Zhilin Li	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2017

/s/ Heung Mei Tsui Heung Mei Tsui	Director	March 31, 2017

/s/ Gene Michael Bennett Gene Michael Bennett	Director	March 31, 2017

/s/ Yingwen Zhang Yingwen Zhang	Director	March 31, 2017

/s/ Baowen Dong Baowen Dong	Director	March 31, 2017

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1	Engagement Letter dated December 9, 2015 by and between the Company and Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.2	Engagement Letter dated December 9, 2015 by and between the Company and Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2016)..

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5*	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans.

10.6	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.7	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.8	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of B F Borgers CPA PC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Pharma Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Pharma Holdings, Inc. and subsidiaries, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 31, 2017

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,665,802	$6,248,760
Restricted cash	1,088,879	—
Trade accounts receivable, less allowance for doubtful
accounts of $15,664,496 and $29,352,806, respectively	3,999,809	5,174,101
Other receivables, less allowance for doubtful
accounts of $71,548 and $74,400, respectively	224,373	290,739
Advances to suppliers	2,003,792	2,533,354
Inventory	7,310,939	9,662,750
Prepaid expenses	226,357	339,140
Total Current Assets	17,519,951	24,248,844

Advances for purchases of intangible assets	35,498,059	42,030,649
Property and equipment, net	24,967,448	29,393,257
Intangible assets, net	534,682	841,075
TOTAL ASSETS	$78,520,140	$96,513,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$3,060,374	$2,439,355
Accrued expenses	139,830	143,409
Other payables	2,502,694	2,095,449
Advances from customers	811,232	595,681
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,440,154	1,540,666
Bankers' acceptance notes payable	1,088,879	—
Short-term notes payable	—	4,621,998
Total Current Liabilities	10,397,730	12,791,125
Non-current Liabilities:
Construction loan facility	8,640,927	10,784,661
Deferred tax liability	572,349	296,890
Total Liabilities	19,611,006	23,872,676
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	24,757,374	33,939,998
Accumulated other comprehensive income	10,517,976	15,067,367
Total Stockholders' Equity	58,909,134	72,641,149
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,520,140	$96,513,825

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Year
	Ended December 31,
	2016	2015
Revenue	$15,570,514	$20,351,630
Cost of revenue	12,352,004	15,778,243
Inventory obsolescence	—	3,108,826

Gross profit	3,218,510	1,464,561

Operating expenses:
Selling expenses	4,036,590	4,294,639
General and administrative expenses	2,265,851	1,896,559
Research and development expenses	365,969	961,897
Bad debt expense	1,086,449	10,147,293
Impairment loss	3,962,141	104,544
Total operating expenses	11,717,000	17,404,932

Subsidy income	343,023	1,640,531

Loss from operations	(8,155,467)	(14,299,840)

Other income (expense):
Interest income	130,575	119,925
Interest expense	(849,557)	(1,165,164)
Net other expense	(718,982)	(1,045,239)

Loss before income taxes	(8,874,449)	(15,345,079)
Income tax expense	(308,175)	(60,439)
Net loss	(9,182,624)	(15,405,518)
Other comprehensive income - foreign currency
translation adjustment	(4,549,391)	(4,693,453)
Comprehensive loss	$(13,732,015)	$(20,098,971)
Loss per share:
Basic and diluted	$(0.21)	$(0.35)
Weighted average shares outstanding	43,579,557	43,579,557

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2014	43,579,557	$43,580	$23,590,204	$49,345,516	$19,760,820	$92,740,120

Net loss for the year	—	—	—	(15,405,518)	—	(15,405,518)
Foreign currency translation adjustment	—	—	—	—	(4,693,453)	(4,693,453)
Balance, December 31, 2015	43,579,557	43,580	23,590,204	33,939,998	15,067,367	72,641,149

Net loss for the year	—	—	—	(9,182,624)	—	(9,182,624)
Foreign currency translation adjustment	—	—	—	—	(4,549,391)	(4,549,391)
Balance, December 31, 2016	43,579,557	$43,580	$23,590,204	$24,757,374	$10,517,976	$58,909,134

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(9,182,624)	$(15,405,518)
Depreciation and amortization	3,078,074	3,598,527
Bad debt expense	1,086,449	10,147,293
Deferred income taxes	308,175	60,439
Provision for obsolete inventory	—	1,941,007
Impairment of intangible assets	3,962,141	104,544
Changes in assets and liabilities:
Trade accounts and other receivables	(1,097,556)	(2,511,888)
Advances to suppliers	380,779	843,639
Inventory	2,734,612	5,157,861
Trade accounts payable	815,198	216,304
Accrued taxes payable	72,107	34,802
Other payables and accrued expenses	377,663	548,455
Advances from customers	265,928	(1,430,595)
Prepaid expenses	94,762	45,190
Net Cash Provided by Operating Activities	2,895,708	3,350,060

Cash Flows from Investing Activities:
Advances for purchases of intangible assets	—	(1,634,097)
Bankers acceptances redeemed for cash	—	423,693
Purchases of property and equipment	(193,404)	(685,302)
Net Cash Used in Investing Activities	(193,404)	(1,895,706)

Cash Flows from Financing Activities:
Payments of construction term loan	(1,505,346)	—
Payments of short term notes payable	(4,516,039)	—
Net Cash Used in Financing Activity	(6,021,385)	—

Effect of Exchange Rate Changes on Cash	(263,877)	(501,384)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,582,958)	952,970
Cash and Cash Equivalents at Beginning of Period	6,248,760	5,295,790
Cash and Cash Equivalents at End of Period	$2,665,802	$6,248,760

Supplemental Cash Flow Information:
Cash paid for interest	$836,011	$1,151,613

Supplemental Noncash Investing and Financing Activities:
Accounts payable for purchases of property and equipment	$—	$171,245
Issuance of banker's acceptances	1,088,879	—
Accounts receivable collected with banker's acceptances	935,265	2,422,137
Inventory purchased with banker's acceptances	935,265	2,059,028
Advances for purchases of intangibles paid with banker's acceptances	—	391,826

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $1,086,449 and $10,147,293 for the years ended December 31, 2016 and 2015, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectable trade accounts receivable balances in the amount of $13.5 million and $19.7 million against the allowance for the years ended December 31, 2016 and 2015, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

Advances to Suppliers and Advances from Customers – Common practice in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier's credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected. The Company recognized bad debt expense of approximately $0 and $4.1 million for the years ended December 31, 2016 and 2015, respectively.

Inventories – Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Once written down, inventories are carried at this lower cost basis until sold or scrapped.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. For the year ended December 31, 2016 and 2015 the Company evaluated its long-lived assets and determined that impairment adjustments of $3,962,141 related to advances for intangible assets as discussed in Note 5 and $104,544 related to certain intangible assets as discussed in Note 4 were necessary.

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

Revenue Recognition – Revenue is considered earned when the Company obtains persuasive evidence of an arrangement with the customer, when delivery of the products has occurred, when the sales price is fixed or determinable, and when collectability is reasonably assured. Delivery does not occur until products have been shipped to the customer, the risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company obtains objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. Revenue is deferred when collectability is not considered to be reasonably assured. Management had determined that revenue deferred from 2014 was not completely collected in 2016. Thus, according to the Company’s trade receivable provision policy, such deferred revenue was reclassified to allowance for doubtful accounts as of December 31, 2015.

Cost of Revenues – Cost of revenues includes wages, materials, handling charges, and other expenses associated with the manufacture and delivery of products.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur.

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by the provincial governments. The benefit plans of the government assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $261,063 and $270,488 to retirement benefit plans for the years ended December 31, 2016 and 2015, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. The Company did not incur any advertising costs for the years ended December 31, 2016 and 2015.

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares.

There were no potential dilutive common shares outstanding during the years ended December 31, 2016 and 2015, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

Reclassification –Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation. These amounts had no effect on the reported results of operations.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes,” which is intended to simplify the balance sheet presentation of deferred income taxes. Current accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in its balance sheet. The amendments require that deferred tax liabilities and assets be classified as noncurrent in its balance sheet. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Companies may apply the new provisions either retrospectively or on a prospective basis, and early adoption is permitted. We early adopted the amendments effective December 31, 2015 on a retrospective basis. There was no effect on our Consolidated Balance Sheet as of December 31, 2016 or 2015.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, the amendments eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Other than an amendment relating to presenting in comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk (if the entity has elected to measure the liability at fair value), early adoption is not permitted. The Company does not anticipate the amendment will have any impact on our financial statements.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for Public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The ASU requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-18 may have on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2016	2015
Raw materials	$11,562,388	$14,699,736
Work in process	360,550	—
Finished goods	1,530,641	3,380,109
	13,453,579	18,079,845
Obsolescence reserve	(6,142,640)	(8,417,095)
Total Inventory	$7,310,939	$9,662,750

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2016	2015
Permit of land use	$405,645	$433,956
Building	9,419,700	10,557,234
Plant, machinery and equipment	26,151,029	27,326,953
Motor vehicle	309,777	307,747
Office equipment	182,718	190,279
Total	36,468,869	38,816,169
Less: accumulated depreciation	(11,501,421)	(9,422,912)
Property and Equipment, net	$24,967,448	$29,393,257

For the years ended December 31, 2016 and 2015, depreciation expense was $2,815,167 and $3,280,618, respectively.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA. The Company did not obtain CFDA production approval for any medical formula during the year ended December 31, 2016 and 2015 and no costs were reclassified from advances to intangible assets in 2016 and 2015, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $262,908 and $317,908 for the years ended December 31, 2016 and 2015, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated discounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated undiscounted future net cash flows. An impairment loss of $104,544 was recognized during the year ended December 31, 2015. No impairment loss was recognized during the year ended December 31, 2016.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	December 31,	December 31,
	2016	2015
Gross carrying amount	$4,861,766	$5,201,079
Accumulated amortization	(4,327,084)	(4,360,004)
Net carrying amount	$534,682	$841,075

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2017	160,947
2018	109,872
2019	57,290
2020	35,412
2021	35,412
Thereafter	135,749
Total	$ 534,682

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

As of December 31, 2016, the Company was obligated to pay laboratories and others approximately $4,400,000 upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

During 2016, with CFDA's tightened scrutiny procedure in connection with its review of production applications and based on the Company's monitoring and assessment process, the Company determined five advanced payments to five independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $3,962,141.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of December 31, 2016 and 2015 which are recorded as other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $13,546 was recognized for each of the years ended December 31, 2016 and 2015.

NOTE 7 – NOTES PAYABLE

In November 2014, the Company entered into a line of credit with a bank in the amount of RMB30,000,000 (approximately $4.5 million). Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government's short term rate of 5.6% in November 2014). In addition, the Company's Chief Executive Officer and Chair of the board of directors personally guaranteed the line of credit. In November, 2015 the Company renewed its line of credit in the amount of RMB30,000,000 (approximately $4.5 million) with the same bank. The line of credit was payable in two equal installments of RMB15,000,000 (approximately $2.25 million) payable on September 16, 2016 and October 19, 2016, respectively. The Company made the respective payments due for RMB15,000,000 according to the terms of the agreement during 2016.

The outstanding balance due under the revolving line of credit was RMB0 and RMB30,000,000 as of December 31, 2016 and December 31, 2015, respectively ($0 and $4,621,998 as of December 31, 2016 and 2015, respectively). The Company has no additional amounts available to it under this line of credit.

Fair Value of Notes Payable – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of notes payable outstanding as of December 31, 2015 approximated its fair value because of the immediate or short-term maturity of this financial instrument and because the underlying instrument bears interest rates that approximated current market rates.

NOTE 8 – BANKER'S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker's Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker's acceptance notes (the "Banker's Notes") to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the Banker's Notes issued to the third parties. The amount of these deposited balances is shown as "Restricted cash" on the accompanying balance sheets as of December 31, 2016. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the Banker's Notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. At December 31 2016 and 2015, the Company had outstanding Banker's Acceptance Notes in the amount of $1,088,879 and $0, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

NOTE 9 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the aggregate amount of RMB80,000,000 (approximately $13 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility is from the same bank that provided the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. During 2015, the loan bore weighted interest at 5.73%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94% and on July 10, 2016 the interest rate was further adjusted to 5.39%.  The loan requires interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal will be due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. In January 2016, the Company made a principal payment in the amount of approximately $0.3 million (RMB2,000,000) and on July 13, 2016 the Company made a payment in the amount of approximately $1.2 million (RMB8,000,000). As of December 31, 2016, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of December 31, 2016 are as follows:

Year	Amount
2017	1,440,154
2018	2,160,232
2019	2,160,232
2020	2,160,232
2021	2,160,232
$ 10,081,082

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2016 and 2015 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 10 – SUBSIDY INCOME

During the years ended December 31, 2016 and 2015, the Company received cash of $0.34 million and $1.64 million related to a subsidy from the government for the technological innovation it has achieved and the industrial upgrading related to its new GMP certified facility. This has been recorded as “Subsidy income” in the accompanying Statement of Operations for the years ended December 31, 2016 and 2015, respectively.

NOTE 11 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $34.2 million as of December 31, 2016. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2016, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2013 through December 31, 2016 and the Chinese income tax return for the year ended December 31, 2016 are open for possible examination.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. In 2013, the Company again applied for and received the same favorable tax rate for 2014 to 2016. The recent net losses have put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status in 2017. After evaluating the feasibility of the renewal, the Company has decided not to renew this status. Under the current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2015	15%
2016	15%
2017	25%
2018	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2016	2015

Current	$-	$-
Deferred	308,175	60,439
Total income tax expense	$308,175	$60,439

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2016	2015
(Benefit) tax at statutory rate of 25%	$(2,218,612)	$(3,832,536)
Effect of tax holiday	837,089	1,478,831
Effect of change in tax rate from 15% to 25%	(8,094,456)	—
Other, primarily the difference in U.S. tax rates	7,903	4,136
Change in valuation allowance	9,776,251	2,410,008
Income tax expense	$308,175	$60,439

The effect of the tax holiday amounted to a change in the tax expense of $837,089 and $1,478,831 for the years ended December 31, 2016 and 2015, which was equivalent to basic and diluted earnings per share of ($0.02) and ($0.03) per share for the years ended December 31, 2016 and 2015, respectively. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	December 31,
	2016	2015
Deferred income tax assets:
Allowance for doubtful trade receivables	$3,916,124	$4,402,921
Allowance for doubtful other receivables	17,959	11,160
Inventory obsolescence reserve	1,535,660	1,262,564
Expenses not deductible in current year	1,008,350	647,236
Advances for intangible assets impairment	793,624	—
PRC net operating loss carry forward	12,660,410	5,114,478
U.S. net operating loss carry forward	1,520,675	1,360,213
Total deferred income tax assets	21,452,802	12,798,572
Valuation allowance	(21,452,802)	(12,798,572)
Net deferred income tax asset	$—	$—
Deferred income tax liability:
Intangible assets	$572,349	$296,890

As of December 31, 2016, the Company had net operating loss carryforwards for PRC tax purposes of approximately $51.0 million which are available to offset any future taxable income through 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $4.5 million which are available to offset future taxable income, if any, through 2036.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2016 and 2015.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,452,802 and $12,798,572 as of December 31, 2016 and 2015, respectively.

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

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through December 31, 2016, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of December 31, 2016 under the Plan.

There were no securities issued from the Plan during each of the year ended December 31, 2016 and 2015.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the years ended December 31, 2016 and 2015.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

As of December 31, 2016, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 14 – CONCENTRATIONS

For the year ended December 31, 2016, no customer accounted for more than 10.0% of sales and one supplier accounted for 21.1% of raw material purchases, one customer accounted for 46.3% of accounts receivable, and three different products accounted for 49.0%, 14.0% and 11.0% of revenue.

For the year ended December 31, 2015, no customer accounted for more than 10% of sales and one supplier accounted for 27.0% of raw material purchases, one customer accounted for 28.0% of accounts receivable, and three different products accounted for 49.0%, 15.0% and 14.0% of revenue.

