Form 10-Q
period 2017-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2017-05-11
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of May 9, 2017.

2

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

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,523,541	$2,665,802
Restricted cash	1,718,823	1,088,879
Banker's acceptances	14,513	—
Trade accounts receivable, less allowance for doubtful
accounts of $16,161,252 and $15,664,496, respectively	3,703,593	3,999,809
Other receivables, less allowance for doubtful
accounts of $56,157 and $71,548, respectively	272,097	224,373
Advances to suppliers	2,036,758	2,003,792
Inventory	6,985,965	7,310,939
Prepaid expenses	205,293	226,357
Total Current Assets	17,460,583	17,519,951

Advances for purchases of intangible assets	35,771,976	35,498,059
Property and equipment, net	24,422,373	24,967,448
Intangible assets, net	488,044	534,682
TOTAL ASSETS	$78,142,976	$78,520,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,877,412	$3,060,374
Accrued expenses	90,232	139,830
Other payables	2,355,365	2,502,694
Advances from customers	703,915	811,232
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,440,154	1,440,154
Bankers' acceptance notes payable	1,718,823	1,088,879
Total Current Liabilities	10,540,468	10,397,730
Non-current Liabilities:
Construction loan facility	8,573,590	8,640,927
Deferred tax liability	607,090	572,349
Total Liabilities	19,721,148	19,611,006
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	23,790,476	24,757,374
Accumulated other comprehensive income	10,997,568	10,517,976
Total Stockholders' Equity	58,421,828	58,909,134
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,142,976	$78,520,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Revenue	$3,285,203	$3,640,494
Cost of revenue	2,567,350	2,999,675
Gross profit	717,853	640,819

Operating expenses:
Selling expenses	717,637	968,507
General and administrative expenses	416,726	318,930
Research and development expenses	26,060	93,433
Bad debt expense	360,063	581,300
Total operating expenses	1,520,486	1,962,170

Loss from operations	(802,633)	(1,321,351)

Other income (expense):
Interest income	5,033	33,592
Interest expense	(138,964)	(242,309)
Net other expense	(133,931)	(208,717)

Loss before income taxes	(936,564)	(1,530,068)
Income tax expense	(30,334)	(22,828)
Net loss	(966,898)	(1,552,896)
Other comprehensive income - foreign currency
translation adjustment	479,592	480,430
Comprehensive loss	$(487,306)	$(1,072,466)
Loss per share:
Basic and diluted	$(0.02)	$(0.04)
Weighted average shares outstanding	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(966,898)	$(1,552,896)
Depreciation and amortization	815,394	857,195
Bad debt expense	360,063	581,300
Deferred income taxes	30,334	22,828
Changes in assets and liabilities:
Trade accounts and other receivables	(261,377)	(61,069)
Advances to suppliers	(17,509)	(92,039)
Inventory	549,500	215,496
Trade accounts payable	(206,599)	888,212
Accrued taxes payable	(71,575)	(53,955)
Other payables and accrued expenses	(130,772)	25,514
Advances from customers	(113,615)	328,354
Prepaid expenses	22,818	144,262
Net Cash Provided by Operating Activities	9,764	1,303,202

Cash Flows from Investing Activities:
Purchases of property and equipment	(26,628)	(39,248)
Net Cash Used in Investing Activities	(26,628)	(39,248)

Cash Flows from Financing Activities:
Payments of construction term loan	(145,176)	(305,835)
Net Cash Used in Financing Activity	(145,176)	(305,835)

Effect of Exchange Rate Changes on Cash	19,779	54,898
Net (Decrease) Increase in Cash and Cash Equivalents	(142,261)	1,013,017
Cash and Cash Equivalents at Beginning of Period	2,665,802	6,248,760
Cash and Cash Equivalents at End of Period	$2,523,541	$7,261,777

Supplemental Cash Flow Information:
Cash paid for interest	$138,964	$242,309

Supplemental Noncash Investing and Financing Activities:
Issuance of banker's acceptances	$621,753	$—
Accounts receivable collected with banker's acceptances	182,499	517,770
Inventory purchased with banker's acceptances	$167,981	$403,081

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

Restricted Cash – Restricted cash includes cash that has been deposited with a bank to satisfy obligations outstanding under banker's acceptance notes issued by the Company as discussed in Note 7.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $360,063 and $581,300 for the three months ended March 31, 2017 and 2016, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectable trade accounts receivable balances in the amount of $0 against the allowance for both the three months ended March 31, 2017 and 2016, respectively. It is common practice in the pharmaceutical industry in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

Advances to Suppliers and Advances from Customers – Common practice in the pharmaceutical industry in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier's credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected. The Company recognized no bad debt expense for the three months ended March 31, 2017 and 2016, respectively.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. There was no impairment adjustment required for the three months ended March 31, 2017 and 2016.

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

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares. There were no potential dilutive common shares outstanding during the three months ended March 31, 2017 and 2016, respectively.

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

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2017	2016
Raw materials	$10,796,239	$11,562,388
Work in process	692,827	360,550
Finished goods	1,397,514	1,530,641
	12,886,580	13,453,579
Obsolescence reserve	(5,900,615)	(6,142,640)
Total Inventory	$6,985,965	$7,310,939

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
Permit of land use	$408,775	$405,645
Building	9,492,387	9,419,700
Plant, machinery and equipment	26,379,439	26,151,029
Motor vehicle	312,167	309,777
Office equipment	184,128	182,718
Total	36,776,896	36,468,869
Less: accumulated depreciation	(12,354,523)	(11,501,421)
Property and Equipment, net	$24,422,373	$24,967,448

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended March 31, 2017 and 2016, depreciation expense was $764,614 and $790,254, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formula during the three months ended March 31, 2017 and 2016 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2017 and 2016, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $50,780 and $66,941 for the three months ended March 31, 2017 and 2016, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2017 and 2016.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	March 31,	December 31,
	2017	2016
Gross carrying amount	$4,899,281	$4,861,766
Accumulated amortization	(4,411,237)	(4,327,084)
Net carrying amount	$488,044	$534,682

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

Under the terms of the contracts, the laboratories are required to assist the Company in obtaining production approval for the medical formulas from the CFDA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the CFDA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the CFDA are recorded as advances for purchases of intangible assets. During the fiscal year of 2016, with CFDA's new regulations on scrutiny procedures in connection with its review of production applications and based on the Company's monitoring and assessment process, the Company determined five advanced payments to five independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $3,962,141.

As of March 31, 2017, the Company was obligated to pay laboratories and others approximately $4,400,000 upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (the “Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of March 31, 2017 and December 31, 2016 which are recorded as Other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $3,386 was recognized for each of the three months ended March 31, 2017 and 2016.

NOTE 7 – BANKER'S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker's Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker's acceptance notes (the "Banker's Notes") to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the Banker's Notes issued to the third parties. The amount of these deposited balances is shown as "Restricted cash" on the accompanying balance sheets as of March 31, 2017 and December 31, 2016. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the Banker's Notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. At March 31, 2017 and December 31 2016, the Company had outstanding Banker's Acceptance Notes in the amount of $1,718,823 and $1,088,879, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date and is from the same bank that currently provides the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan currently bears weighted interest at 5.73%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94% and on July 10, 2016 the rate was further adjusted to 5.39%.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in at least two (2) annual installments with the first annual payment being due within the six-month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. During the first quarter of 2017, the Company made a principal payment in the amount of approximately $145,000 (RMB1,000,000) with the remaining annual principal payment of approximately $1,306,000 (9,000,000 RMB) being due in July 2017. As of March 31, 2017, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of March 31, 2017 are as follows:

Year	Amount
2017	1,306,140
2018	2,176,901
2019	2,176,901
2020	2,176,901
2021	2,176,901
$10,013,744

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of March 31, 2017 and December 31, 2016 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

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

 CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $30.5 million as of March 31, 2017. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through March 31, 2017, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2013 through December 31, 2016 and the Chinese income tax return for the year ended December 31, 2016 are open for possible examination.

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

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. In 2013, the Company again applied for and received the same favorable tax rate for 2014 to 2016. The recent net losses put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status for 2017. After evaluating the feasibility of the renewal in 2016, the Company has decided not to renew this status.  Under the current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Enterprise Income Tax Rate
Year
2016	15%
2017	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2017	2016
Current	$—	$—
Deferred	30,334	22,828
Total income tax expense	$30,334	$22,828

As of March 31, 2017, the Company had net operating loss carryforwards for PRC tax purposes of approximately $52.2 million which are available to offset any future taxable income through 2022. These carryforwards begin to expire in 2018. The Company also has net operating losses for United States federal income tax purposes of approximately $4.6 million which are available to offset future taxable income, if any, through 2037.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2017 and December 31, 2016.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,963,335 and $21,452,802 as of March 31, 2017 and December 31, 2016, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

 CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker's acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker's acceptance notes are recorded at cost which approximates fair value.  As of December 31, 2016, the Company had no banker's acceptance notes to be recorded at fair value.  The Company held the following assets and liabilities recorded at fair value as of March 31, 2017:

		Fair Value Measurements at
		Reporting Date Using
Description	March 31, 2017	Level 1	Level 2	Level 3
Banker's acceptance notes	$14,513	$—	$14,513	$—
Total	$14,513	$—	$14,513	$—

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2017, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of March 31, 2017 under the Plan.

 There were no securities issued from the Plan during each of the three months ended March 31, 2017 and 2016.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 13 – CONCENTRATIONS

For the three months ended March 31, 2017, no customer accounted for more than 10% of sales and two customers accounted for 46.2% and 15% of accounts receivable. Four suppliers accounted for 23.7%, 17.3%, 13.6% and 12.7% of raw material purchases.

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

Business Overview & Recent Developments

In November 2014, we received a Good Manufacturing Practices (“GMP”) certificate issued by the China Food and Drug Administration (“CFDA”) for dried powder and liquid injectable product lines produced at our new manufacturing facility, and since then we have restarted production of products with those formulations after a suspension of production from year end 2013 due to our inability to meet a GMP upgrade deadline. GMP compliance timing issues also caused us to miss certain drug bids (generally with terms of around two years) in several Chinese provinces prior to November 2014. These missed bids negatively impacted our previously-established market share in those provinces, and reduced our overall sales in 2015 and 2016. Nevertheless, we continue to concentrate on enhancing the fundamentals of our business. In January and December 2015, we completed upgrades to our manufacturing facilities and received new GMP certificates for our tablet and capsule product lines and for the cephalosporin product lines at our old factories. The upgrades referenced above were completed ahead of the deadline of the oral solution product lines under the new GMP requirement, which have positioned us to better meet market demand.

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

On March 5, 2016, the Chinese State Council issued "Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs" (the “Opinions”). The Opinions define the object of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, and identify pharmaceutical manufacturers as the principle in generic drug consistency evaluations, and sets forth corresponding incentives. Subsequently, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs” in May 2016, in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. Complying with consistency evaluations will become our core task in the near future and will have a significant impact on our operations as well as our industrial structure.

As a result, the status of our pipeline products as of March 31, 2017 remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The PRC State Council issued "Guidance on the Pilot Comprehensive Reform of Urban Public Hospitals" in 2015, which proposed that the pilot comprehensive reform of urban public hospitals be fully implemented and that the personal spending component of total hygiene expenditures be reduced to 30% or lower by 2017. In order to achieve this goal, the Chinese government's ongoing investment will be essential. The Central Committee Political Bureau of the Communist Party of China approved the "Healthy China 2030 Plan" in August 2016, which proposed to reduce personal hygiene spending to approximately 28% of total healthcare expenditures by 2020, and 25% of total healthcare expenditures by 2030.

In order to achieve the objectives of the above-mentioned "Healthy China 2030 Plan" in the context of an aging population and an improving universal Medicare system, we believe that the hygiene spending proportion of total fiscal expenditures will increase and that net annual Medicare expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of Medicare. As a generic drug company, we are presented with a huge domestic market, and through further upgrades, especially in regards to compliance with consistency evaluations, we could meet European and American production standards, enabling us to engage overseas markets through product exports.

In August 2015, the State Council promulgated "Opinions on and Examination of the Approval System for the Reform of Drugs and Medical Devices", which gave rise to the reform of the drug examination and approval system, the drug registration system, consistency evaluations of generic drugs, and enhanced drug listing licensing systems, among other reforms. The CFDA has also subsequently introduced a number of specific measures and technical details related to various areas of the above-mentioned reforms. These policies may change the existing competitive landscape, development methods, and operating patterns and rules of the pharmaceutical industry and may have a significant impact on the strategic choices and future development models of Chinese pharmaceutical companies.

In general, demand for pharmaceutical products is still experiencing steady growth in China. We will continue to actively adapt to state policy guidance and further evaluate market conditions for our current existing products, pipeline products, and competition in the market in order to optimizes our development strategy.

Results of Operations for the Three Months Ended March 31, 2017

Revenue

Revenue decreased by 9.8% to $3.3 million for the three months ended March 31, 2017, as compared to $3.6 million for the three months ended March 31, 2016. This decrease was primarily due to the impact from Chinese Spring Festival on purchase and logistic activities.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2017 and 2016:

Product Category	Three Months Ended March 31,		Net Change	% Change
	2017	2016
CNS Cerebral & Cardio Vascular	0.48	0.60	-0.12	-20%
Anti-Viral/ Infection & Respiratory	2.17	2.53	-0.36	-14%
Digestive Diseases	0.17	0.19	-0.02	-11%
Other	0.45	0.31	0.14	46%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/Infection & Respiratory” product category, which generated $2.17 million in sales revenue in the three months ended March 31, 2017 compared to $2.53 million in the same period last year, a decrease of $0.36 million. This decrease was mainly due to the sales decrease of our Cefaclor Dispersible Tablets in this category, which was a result of CFDA rectification of market fluctuation.

Our “Other” product category sales increased by $0.14 million to $0.45 million in the three months ended March 31, 2017 from $0.31 million in the same period last year, mainly due to the increase in sales of Vitamin B6caused by market volatility.

Sales in the “CNS Cerebral & Cardio Vascular” category decreased by $0.12 million to $0.48 million in the three months ended March 31, 2017 compared to $0.60 million in the same period last year, which decrease was mainly due to a drop in sales of Gastrodin, primarily the result of volatility in market demand. Our “Digestive Diseases” category generated $0.17million and $0.19 million of sales in the three months ended March 31, 2017 and 2016, respectively.

Product Category	Three Months Ended March 31,
	2017	2016
CNS Cerebral & Cardio Vascular	15%	17%
Anti-Viral/ Infection & Respiratory	66%	70%
Digestive Diseases	5%	5%
Other	14%	9%

For the three months ended March 31, 2017, revenue breakdown by product category remained close to that of the prior year. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 66% and 70% of total sales in three months ended March 31, 2017 and 2016, respectively. The “CNS Cerebral & Cardio Vascular” category represented 15% of total revenue in the three months ended March 31, 2017, compared to17% in the three months ended March 31, 2016. The “Other” category represented 14% and 9% of revenues in the three months ended March 31, 2017 and 2016, respectively. The “Digestive Diseases” category represented5% for both of the three months ended March 31, 2017 and 2016, respectively.

Cost of Revenue

For the three months ended March 31, 2017, our cost of revenue was $2.6 million, or 78% of total revenue, which represented a decrease of $0.4 million from $3.0 million, or 82% of total revenue, in the same period last year.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2017 was $0.7 million, compared to $0.6 million in the same period last year. Our gross profit margin in the three months ended March 31, 2017 was 21.9% compared to 17.6% in the same period last year. This increase was primarily due to the increase in gross profit margins of our major products in this period. However, new products could help support overall gross margin once they are launched.

Selling Expenses

Our selling expenses for the three months ended March 31, 2017 were $0.7 million, a decrease of $0.3 million, compared to $1.0 million for the three months ended March 31, 2016. Selling expenses accounted for 21.8% of the total revenue in the three months ended March 31, 2017 compared to 26.6% in the same period last year.  Because of adjustments in our sales practices resulting from health-care reform policies, despite the overall decrease in sales, we may require additional personnel and expenses to support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2017 were $0.4 million, which represented an increase of $0.1 million compared to $0.3 million in the same period last year. General and administrative expenses accounted for 12.7% and 8.7% of our total revenues in three months ended March 31, 2017 and 2016, respectively. This increase was primarily due to several major payments for listing maintenance happened in the three months ended March 31, 2017.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2017 were $0.03 million, compared to $0.09 million in the same period last year. The Consistency Evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not have any further development in the three months ended March 31, 2017.

Bad Debt Expenses

Our bad debt expenses for the three months ended March 31, 2017 was $0.4 million, which represented a decrease of $0.2 million compared to $0.6 million in the same period last year. The decline in our bad debt expenses was mainly the result of the decline in our revenues in recent years, which also led to the corresponding decline in the net amount of accounts receivable aging over one year (according to our current accounting policy, we are required to recognize a 70% bad debt allowance).

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $3.5 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
1 - 90 Days	4.4%	8.8%
90 - 180 Days	6.8%	2.6%
180 - 360 Days	6.3%	6.7%
360 - 720 Days	9.8%	13.4%
> 720 Days	72.7%	68.5%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $16.2 million and $15.7 million as of March 31, 2017 and December 31, 2016, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended
	March 31,
	2017	2016
Balance, Beginning of Period	$15,664,496	$28,644,398
Bad debt expense	360,063	581,300
Foreign currency translation adjustment	136,693	373,005
Balance, End of Period	$16,161,252	$29,598,703

Loss from Operations

Our operating loss for the three months ended March 31, 2017 was $0.8 million, compared to an operating loss of $1.3 million in the same period last year.

Net Interest Expense

Net interest expense for the three months ended March 31, 2017 was $0.1 million, compared to $0.2 million in the same period last year. The decrease is primarily due to overall decreased debt levels due to repayment of the line of credit in 2016 and the decrease in the interest incurred in conjunction with the construction loan facility as discussed in Note 8 to the consolidated financial statements.

Income Tax Expense

Our income tax rate was 25% for the three months ended March 31, 2017, and 15% for the three months ended March 31, 2016.

Our income tax expense was $0.03 million and $0.02 million for the three months ended March 31, 2017 and 2016, respectively. The expense arose as a result of certain deferred tax liabilities recognized in prior years. We renewed our "National High-Tech Enterprise" status with the Chinese government in the third quarter of 2013. With this designation, for the years ending December 31, 2015 and 2016, we enjoyed a preferential tax rate of 15%, which is notably lower than the statutory income tax rate of 25%. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, our tax rate for 2017 and the foreseeable future will be 25%.

Net Loss

Net Loss for the three months ended March 31, 2017 was $1.0 million, compared to a net loss of $1.6 million for the three months ended March 31, 2016. The decrease in net loss was mainly a result of the decrease in bad debt expenses.

For the three months ended March 31, 2017, loss per basic and diluted common share was $(0.02), compared to loss per basic and diluted share of $(0.04) for the three months ended March 31, 2016.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our cash and cash equivalents were $2.5 million, representing 3.2% of our total assets as of March 31, 2017 as compared to $2.7 million, representing 3.4% of our total assets as of December 31, 2016. All of the $2.5 million of cash and cash equivalents as of March 31, 2017, is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and is not expected to be available for payment of dividends or for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. We’ve accumulatively repaid the principal of RMB 11 million (approximately $1.6 million) of the construction loans per the payback schedule as of March 31, 2017. The current portion of the construction loan facility is $1.4 million as of March 31, 2017. The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and the remaining new GMP upgrade related construction and equipment in our existing facility for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $10,000 in the three months ended March 31, 2017, compared to $1.3 million for the same period 2016.

As of March 31, 2017, our accounts receivable was $3.7 million, a decrease of $0.3 million from $4.0 million as of December 31, 2016.

As of March 31, 2017, total inventory was $7.0 million, a decrease of $0.3 million from $7.3 million as of December 31, 2016.

Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was ($0.03) million, compared to ($0.04) million for the three months ended March 31, 2016.

Financing Activities

Cash flow used in financing activities was $0.1 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively. The financing activities that occurred in the three months ended March 31, 2017 were primarily related to the scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and as discussed in Note 8 to the consolidated financial statements.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2017 and December 31, 2016, the net assets of Helpson were $54,726,000and $57,461,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) for as of March 31, 2017 and December 31, 2016, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 14.9% and 14.2%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2017.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Commitments

As of March 31, 2017, we are obligated to pay laboratories and other service providers approximately $4.4 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval of our medical formulas.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to ineffective internal controls over financial reporting that stemmed our lack of accounting financial reporting personnel knowledgeable in US GAAP.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 11, 2017	By: /s/ Zhilin Li_______________________ Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: May 11, 2017	By: /s/ Zhilin Li________________________ Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

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

