Form 10-Q
period 2017-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2017-08-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

+86- 898-6681-1730 (China)

(Issuer’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of August 10, 2017.

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

The results of operations for the three-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,745,566	$2,665,802
Restricted cash	2,568,895	1,088,879
Bankers acceptance notes	16,692	-
Trade accounts receivable, less allowance for doubtful accounts of $16,805,221 and $15,664,496, respectively	3,152,815	3,999,809
Other receivables, less allowance for doubtful accounts of $60,627 and $71,548, respectively	217,527	224,373
Advances to suppliers	2,063,172	2,003,792
Inventory	7,258,973	7,310,939
Prepaid expenses	185,543	226,357
Total Current Assets	17,209,183	17,519,951

Advances for purchases of intangible assets	35,381,708	35,498,059
Property, plant and equipment, net	24,080,326	24,967,448
Intangible assets, net	453,376	534,682
TOTAL ASSETS	$77,124,593	$78,520,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$2,149,331	$3,060,374
Accrued expenses	129,516	139,830
Other payables	2,294,358	2,502,694
Advances from customers	655,350	811,232
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	1,328,043	1,440,154
Banker's acceptance notes payable	2,568,895	1,088,879
Total Current Liabilities	10,480,060	10,397,730
Non-current Liabilities:
Construction loan facility	8,853,622	8,640,927
Deferred tax liability	648,103	572,349
Total Liabilities	19,981,785	19,611,006
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	21,502,566	24,757,374
Accumulated other comprehensive income	12,006,458	10,517,976
Total Stockholders' Equity	57,142,808	58,909,134
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,124,593	$78,520,140

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenue	$2,917,180	$3,542,230	$6,202,383	$7,182,724
Cost of revenue	2,268,823	3,060,133	4,836,173	6,059,808

Gross profit	648,357	482,097	1,366,210	1,122,916

Operating expenses:
Selling expenses	803,434	857,694	1,521,071	1,826,201
General and administrative expenses	611,951	780,953	1,028,677	1,099,883
Research and development expenses	21,450	96,661	47,510	190,094
Bad debt expense	364,989	494,548	725,052	1,075,848
Impairment of long term assets	977,980	822,539	977,980	822,539
Total operating expenses	2,779,804	3,052,395	4,300,290	5,014,565

Subsidy income	-	348,672	-	348,672

Loss from operations	(2,131,447)	(2,221,626)	(2,934,080)	(3,542,977)

Other income (expense):
Interest income	16,316	33,123	21,349	66,715
Interest expense	(142,205)	(243,883)	(281,169)	(486,192)
Net other expense	(125,889)	(210,760)	(259,820)	(419,477)

Loss before income taxes	(2,257,336)	(2,432,386)	(3,193,900)	(3,962,454)
Income tax expense	(30,574)	(21,416)	(60,908)	(44,244)
Net loss	(2,287,910)	(2,453,802)	(3,254,808)	(4,006,698)
Other comprehensive income (loss) - foreign currency translation adjustment	1,008,890	(2,153,639)	1,488,482	(1,673,209)
Comprehensive loss	$(1,279,020)	$(4,607,441)	$(1,766,326)	$(5,679,907)
Loss per share:
Basic and Diluted	$(0.05)	$(0.06)	$(0.07)	$(0.09)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,254,808)	$(4,006,698)
Depreciation and amortization	1,628,380	1,728,273
Bad debt expense	725,052	1,075,848
Deferred income taxes	60,908	44,244
Impairment of long-term assets	977,980	822,539
Changes in assets and liabilities:
Trade accounts and other receivables	(6,262)	(534,417)
Advances to suppliers	(9,933)	(294,753)
Inventory	439,865	1,146,342
Trade accounts payable	(974,197)	105,290
Accrued taxes payable	(144,739)	(41,984)
Other payables and accrued expenses	(87,949)	(22,833)
Advances from customers	(173,692)	244,323
Prepaid expenses	45,817	288,705
Net Cash (Used in) Provided by Operating Activities	(773,578)	554,879

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(51,808)	(66,213)
Net Cash Used in Investing Activities	(51,808)	(66,213)

Cash Flows from Financing Activities:
Payments of construction term loan	(145,750)	(306,028)
Net Cash Used in Financing Activity	(145,750)	(306,028)

Effect of Exchange Rate Changes on Cash	50,900	(146,159)
Net (Decrease) Increase in Cash and Cash Equivalents	(920,236)	36,479
Cash and Cash Equivalents at Beginning of Period	2,665,802	6,248,760
Cash and Cash Equivalents at End of Period	$1,745,566	$6,285,239

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	410,509	486,192

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker's acceptance notes	227,274	643,457
Inventory purchased with banker's acceptance notes	210,787	635,806
Issuance of banker's acceptance notes	1,435,381	1,274,293

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker’s acceptance notes purchased with maturities of three months or less.

Restricted Cash – Restricted cash includes cash that has been deposited with a bank to satisfy obligations outstanding under banker's acceptance notes issued by the Company as discussed in Note 7.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $364,989 and $494,548 for the three months ended June 30, 2017, respectively and $725,052 and $1,075,848 for the six months ended June 30, 2017 and 2016, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectable trade accounts receivable balances in the amount of $0 against the allowance for both the six months ended June 30, 2017 and 2016, respectively. It is common practice in the pharmaceutical industry in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

Advances to Suppliers and Advances from Customers – Common practice in the pharmaceutical industry in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier's credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected. The Company recognized no bad debt expense for the six months ended June 30, 2017 and 2016, respectively.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. During the three and six months ended June 30, 2017 and 2016 the Company recognized an impairment related to Advances for purchases of intangible assets in the amount of $977,980 and $822,539, respectively as more fully discussed in Note 5.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred and major improvements are capitalized. Gains or losses on sale, trade-in or retirement are included in operations during the period of disposition. Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue.

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

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares. There were no potential dilutive common shares outstanding during the three and six months ended June 30, 2017 and 2016, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In July 2015, the FASB decided to delay the effective date of the new standard by one year; as a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted, but no earlier than 2017 for calendar year-end entities.

The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet determined its method of transition and is evaluating the impact that this guidance will have on its financial statements.

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

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its condensed consolidated financial statements upon adoption.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2017	2016
Raw materials	$10,853,166	$11,562,388
Work in process	698,455	360,550
Finished goods	1,677,334	1,530,641
	13,228,955	13,453,579
Obsolescence reserve	(5,969,982)	(6,142,640)
Total Inventory	$7,258,973	$7,310,939

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2016	2016
Permit of land use	$415,629	$405,645
Building	9,651,565	9,419,700
Plant, machinery and equipment	26,845,231	26,151,029
Motor vehicle	317,402	309,777
Office equipment	189,169	182,718
Total	37,418,996	36,468,869
Less: accumulated depreciation	(13,338,670)	(11,501,421)
Property, Plant and Equipment, net	$24,080,326	$24,967,448

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended June 30, 2017 and 2016, depreciation expense was $770,458 and $921,983, respectively.  For the six months ended June 30, 2017 and 2016, depreciation expense was $1,535,072 and $1,594,307, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formula during the six months ended June 30, 2017 and 2016 and no costs were reclassified from advances to intangible assets during the six months ended June 30, 2017 and 2016, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $42,528 and $67,025, respectively for the three months ended June 30, 2017 and 2016 and $93,308 and $133,966 for the six months ended June 30, 2016 and 2015, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the six months ended June 30, 2017 and 2016.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	June 30,	December 31,
	2016	2016
Gross carrying amount	$4,981,438	$4,861,766
Accumulated amortization	(4,528,062)	(4,327,084)
Net carrying amount	$453,376	$534,682

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

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

During the second quarter of 2017, based on the Company's monitoring and assessment process, the Company determined that advance payments to an independent laboratory were impaired.  As a result, the Company recognized an impairment loss for the advance payments made to the laboratory in the amount of $977,980. During the second quarter of 2016, based on the Company's monitoring and assessment process, the Company determined that two advance payments to two independent laboratories were impaired.  As a result, the Company recognized an impairment loss for the advance payments made to these laboratories in the amount of $822,539.

As of June 30, 2017, the Company was obligated to pay laboratories and others approximately $3,100,000 upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of June 30, 2017 and December 31, 2016 which are recorded as Other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for the three months ended June 30, 2017 and 2016 was $3,386 and $3,386. Total interest expense for the six months ended June 30, 2017 and 2016 was $6,773 and $6,773, respectively.

NOTE 7 – BANKER'S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker's Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker's acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker's acceptance notes issued to the third parties. The amount of these deposited balances is shown as "Restricted cash" on the accompanying balance sheets as of June 30, 2017 and December 31, 2016. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker's acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. At June 30, 2017 and December 31 2016, the Company had outstanding banker's acceptance notes in the amount of $2,568,895 and $1,088,879, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. At June 30, 2017, the loan bears weighted interest at 5.73%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94% and on July 10, 2016 the rate was further adjusted to 5.39%.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in at least two (2) annual installments with the first annual payment being due within the six-month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. During the first quarter of 2017, the Company made a principal payment in the amount of approximately $145,000 (RMB1,000,000) with the remaining annual principal payment of approximately $1,320,000 (9,000,000 RMB) being due in July 2017. As of June 30, 2017, the Company had no additional amounts available to it under this facility. During July of 2017, the Company made the required payment of RMB 9,000,000 (approximately $1,320,000).

Principal payments required for the next five years as of June 30, 2017 are as follows:

Twelve Months Ending June 30,	Amount
2018	1,328,043
2019	2,213,405
2020	2,213,405
2021	2,213,405
2022	2,213,407
$10,181,665

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of June 30, 2017 and December 31, 2016 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $28.4 million as of June 30, 2017. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through June 30, 2017, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2013 through December 31, 2016 and the Chinese income tax return for the year ended December 31, 2016 are open for possible examination.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

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

Year	Enterprise Income Tax Rate
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current	$-	$-	$-	$-
Deferred	30,574	21,416	60,908	44,244
Total income tax expense	$30,574	$21,416	$60,908	$44,244

As of June 30, 2017, the Company had net operating loss carryforwards for PRC tax purposes of approximately $53.9 million which are available to offset any future taxable income through 2022. These carryforwards begin to expire in 2018. The Company also has net operating losses for United States federal income tax purposes of approximately $4.8 million which are available to offset future taxable income, if any, through 2037.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2017 and December 31, 2016.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22,920,810 and $21,452,802 as of June 30, 2017 and December 31, 2016, respectively.

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

The Company uses fair value to measure the derivative warrant liability on a recurring basis because fair value is the primary measure for accounting. The Company also uses fair value to measure the value of the banker's acceptance notes it holds.  The Company values its derivative warrants using a valuation method explained above.  The banker's acceptance notes are recorded at cost which approximates fair value.  As of December 31, 2016, the Company had no banker's acceptance notes to be recorded at fair value.  The Company held the following assets and liabilities recorded at fair value as of June 30, 2017:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2017	Level 1	Level 2	Level 3
Banker's acceptance notes	$16,692	$-	$16,692	$-
Total	$16,692	$-	$16,692	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2017, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of June 30, 2017 under the Plan.

There were no securities issued from the Plan during each of the six months ended June 30, 2017 and 2016.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 13 – CONCENTRATIONS

For the six months ended June 30, 2017, no customer accounted for more than 10% of sales and two customers accounted for 46.8% and 13.9% of accounts receivable, respectively. Three suppliers accounted for 25.1%, 19.1% and 16.7% of raw material purchases, respectively.

For the six months ended June 30, 2016, no customer accounted for more than 10% of sales and one supplier accounted for 23.5% of raw material purchases, respectively.  At June 30, 2016, three customers accounted for 28.2%, 11.3% and 10.9% of accounts receivable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as "anticipate", "believe", "expect", "plan", "intend", "seek", "estimate", "project", "could", "may" or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report and some of which are discussed in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Business Overview & Recent Developments

In November 2014, we received a Good Manufacturing Practices (“GMP”) certificate issued by the China Food and Drug Administration (“CFDA”) for dried powder and liquid injectable product lines produced at our new manufacturing facility, which allowed us to resume production of products with those formulations that had previously been suspended since year end 2013 due to our inability to meet a GMP upgrade deadline. Prior to November 2014, due to these same GMP compliance timing issues, we also missed certain drug bids (generally with terms of around two years) in several Chinese provinces prior to November 2014. These missed bids negatively impacted our previously-established market share in those provinces, and reduced our overall sales in 2015 and 2016. Nevertheless, we continue to concentrate on enhancing the fundamentals of our business. In January and December 2015, we completed upgrades to our previously existing manufacturing facilities and received new GMP certificates for our tablet and capsule product lines and for the cephalosporin product. These upgrades were completed ahead of the deadline of the oral solution product lines under the new GMP requirement, which have positioned us to better meet market demand.

In order to support our existing products package we remain focused on pipeline development. We have experienced delays in obtaining approval for certain products in our pipeline because of revisions of and enhancements to CFDA approval criteria and processes posed by CFDA. These revisions have resulted in additional supplemental materials and trials, higher costs, and longer approval times for certain applications.

On March 5, 2016, the Chinese State Council issued "Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs" (the “Opinions”). The Opinions define the object of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, and identify pharmaceutical manufacturers as the principle in generic drug consistency evaluations, and sets forth corresponding incentives. In May, 2016, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs” in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. Complying with consistency evaluations will become our core task in the near future and will have a significant impact on our operations as well as our industrial structure.

As a result, the status of our pipeline products as of June 30, 2017 remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations for the Three Months Ended June 30, 2017

Revenue

Revenue decreased by 17.7% to $2.9 million for the three months ended June 30, 2017, as compared to $3.5 million for the three months ended June 30, 2016. This decrease was mainly due to the current status of Chinese health care reform has entered a deep water area, which requires strict control of “the proportion of drug sales to total revenue” in health care institutions to address the castigation of “hospital subsidizes its medical services with overly expensive drug prescriptions”. This background leads to significant decrease of drug purchase from health care institutions and therefore indirectly impacted our drug sales in this period.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Product Category	2017	2016	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.45	0.60	-0.15	-26%
Anti-Viral/ Infection & Respiratory	1.90	2.45	-0.55	-22%
Digestive Diseases	0.13	0.17	-0.04	-23%
Other	0.44	0.32	0.12	37%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/Infection & Respiratory” product category, which generated $1.90 million in sales revenue in the three months ended June 30, 2017 compared to $2.45 million in the same period last year, a decrease of $0.55 million. This decrease was mainly due to the sales decrease of our Cefaclor Dispersible Tablets in this category, which was a result of CFDA rectification of market fluctuation.

Our “Other” product category sales increased by $0.12 million to $0.44 million in the three months ended June 30, 2017 from $0.32 million in the same period last year, mainly due to the increase in sales of Vitamin B6caused by market volatility.

Sales in the “CNS Cerebral & Cardio Vascular” category decreased by $0.15million to $0.45 million in the three months ended June 30, 2017 compared to $0.60 million in the same period last year, which decrease was mainly due to a drop in sales of Gastrodin, primarily the result of volatility in market demand. Our “Digestive Diseases” category generated $0.13 million and $0.17 million of sales in the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,
Product Category	2017	2016
CNS Cerebral & Cardio Vascular	15%	17%
Anti-Viral / Infection & Respiratory	65%	69%
Digestive Diseases	5%	5%
Other	15%	9%

For the three months ended June 30, 2017, revenue breakdown by product category had few changes to that of the prior year. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 65% and 69% of total sales in three months ended June 30, 2017 and 2016, respectively. The “CNS Cerebral & Cardio Vascular” category represented 15% of total revenue in the three months ended June 30, 2017, compared to17% in the three months ended June 30, 2016. The “Other” category represented 15% and 9% of revenues in the three months ended June 30, 2017 and 2016, respectively. The “Digestive Diseases” category represented 5% of total revenue in both the three months ended June 30, 2017 and 2016.

Cost of Revenue

For the three months ended June 30, 2017, our cost of revenue was $2.3 million, or 77.8% of total revenue, which represented a decrease of $0.6 million from $2.9 million, or 81.0% of total revenue, in the same period last year.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2017 was $0.6 million, compared to $0.5 million in the same period last year. Our gross profit margin in the three months ended June 30, 2017 was 22.2% compared to 13.6% in the same period last year. This increase was primarily due to more sales of higher margin products in this period compared to the sales performance in the same period last year.

Selling Expenses

Our selling expenses for the three months ended June 30, 2017 were $0.8 million, a decrease of $0.1 million, compared to $0.9 million for the three months ended June 30, 2016. Selling expenses accounted for 27.5% of the total revenue in the three months ended June 30, 2017 compared to 24.2% in the same period last year.  Because of adjustments in our sales practices resulting from health-care reform policies, despite the overall decrease in sales, we may require additional personnel and expenses to support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2017 were $0.6 million, which represented a decrease of $0.2 million compared to $0.8 million in the same period last year. General and administrative expenses accounted for 21% and 22% of our total revenues in three months ended June 30, 2017 and 2016, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2017 were $0.02 million, compared to $0.10 million in the same period last year. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not have any further development in the three months ended June 30, 2017.

Bad Debt Expenses

Our bad debt expenses for the three months ended June 30, 2017 was $0.4 million, which represented a decrease of $0.1 million compared to $0.5 million in the same period last year. The decline in our bad debt expenses was mainly the result of the decline in our revenues in recent years, which also led to the corresponding decline in the net amount of accounts receivable aging over one year (according to our current accounting policy, we are required to recognize a 70% bad debt allowance).

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $3.0 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
1 - 90 Days	3.7%	8.8%
90 - 180 Days	2.4%	2.6%
180 - 360 Days	8.0%	6.7%
360 - 720 Days	10.5%	13.4%
> 720 Days	75.4%	68.5%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $16.8 million and $15.7 million as of June 30, 2017 and December 31, 2016, respectively. The changes in the allowances for doubtful accounts during the three months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended
	June 30,
	2017	2016
Balance, Beginning of Period	$16,161,252	$28,644,398
Bad debt expense	364,989	1,075,848
Foreign currency translation adjustment	278,980	(335,234)
Balance, End of Period	$16,805,221	$29,385,012

Impairment of Long-Term Assets

During the three months ended June 30, 2017 and 2016 the Company recognized impairment related to “Advances for purchases of intangible assets” in the amount of $1.0 million and $0.8 million, respectively. The Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for a few formulas to the independent laboratories to which the Company had made advances were impaired.

Loss from Operations

Our operating loss for the three months ended June 30, 2017 was $2.1 million, compared to an operating loss of $2.2 million in the same period last year.

Net Interest Expense

Net interest expense for the three months ended June 30, 2017 was $0.1 million, compared to $0.2 million in the same period last year. The decrease is primarily due to overall decreased debt levels due to repayment of the line of credit in 2016 and the decrease in the interest incurred in conjunction with the construction loan facility as discussed in Note 8 to the consolidated financial statements.

Income Tax Expense

Our income tax rate was 25% for the three months ended June 30, 2017, and 15% for the three months ended June 30, 2016.Our income tax expense was $0.03 million and $0.02 million for the three months ended June 30, 2017 and 2016, respectively. The expense arose as a result of certain deferred tax liabilities recognized in prior years. We renewed our "National High-Tech Enterprise" status with the Chinese government in the third quarter of 2013. With this designation, for the years ending December 31, 2015 and 2016, we enjoyed a preferential tax rate of 15%, which is notably lower than the statutory income tax rate of 25%. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, our tax rate for 2017 and the foreseeable future will be 25%.

Net Loss

Net Loss for the three months ended June 30, 2017 was $2.3 million, compared to net loss of $2.5 million for the three months ended June 30, 2016.

For the three months ended June 30, 2017, loss per basic and diluted common share was $(0.05), compared to loss per basic and diluted share of $(0.06) for the three months ended June 30, 2016.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended June 30, 2017 and 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Revenue

For the six months ended June 30, 2017, our sales revenue was $6.2 million, which represented a decrease of $1.0 million, or 13.7%, from the $7.2 million in the corresponding period of 2016. This decrease was mainly due to the current status of Chinese health care reform has entered a deep water area, which requires strict control of “the proportion of drug sales to total revenue” in health care institutions to address the castigation of “hospital subsidizes its medical services with overly expensive drug prescriptions”. This background leads to significant decrease of drug purchase from health care institutions and therefore indirectly impacted our drug sales in this period.

Set forth below are our revenues by product categories in millions USD for each of the six months ended June 30, 2017 and 2016.

Sales Revenue by Major Category (Dollars in Millions)

	Six Months Ended June 30,
Product Category	2017	2016	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.93	1.21	-0.28	-23%
Anti-Viral/ Infection & Respiratory	4.07	4.98	-0.91	-18%
Digestive Diseases	0.30	0.36	-0.06	-16%
Other	0.90	0.64	0.26	41%

The most significant decrease in revenue in dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $4.07 million in sales revenue in the first half of 2017, compared to $4.98 million in the same period a year ago, a decrease of $0.91million. This decrease was mainly due to the sales decrease of our Cefaclor Dispersible Tablets in this category, which was a result of CFDA rectification of market fluctuation.

“Other” category increased by $0.26 million to $0.90 million in the first half of 2017 compared to $0.64 million in the same period of 2016 and the increase was mainly due to the sales increase in Vitamin B6.

Our “CNS Cerebral & Cardio Vascular” category generated $0.93 million of sales in the first half of 2017, compared to $1.21 million in the same period last year, which represented a decrease of $0.28 million. This decrease was mainly due to the sales decrease of Gastrodin due to market fluctuation.

Sales of the “Digestive Diseases” generated $0.30 million and 0.36 million of revenue in the first half of 2017 and 2016, respectively.

Cost of Revenue

For the six months ended June 30, 2017, our cost of revenue was $4.8 million, or 78.0% of total revenue, which represented a decrease of $1.1 million from $5.9 million, or 82.7% of total revenue, in the same period of 2016. The decrease in cost of revenue in the first half 2017 was mainly due to the decrease in revenue.

Gross Margin and Gross Profit

Gross profit for the six months ended June 30, 2017 was $1.4 million, compared to $1.1 million in the same period of 2016. Gross profit margin for the six months ended June 30, 2017 and 2016 were 22.0% and 15.6%, respectively. The increase in gross profit margin was mainly due to more higher-margin products sold in this period.

Selling Expenses

Our selling expenses for the six months ended June 30, 2017 were $1.5 million, a decrease of $0.3 million, or 16.7%, compared to $1.8 million for the same period 2016. Despite the decrease in sales, we still rely on comparable personnel and expenses to support our revenue and collection of accounts receivable. In addition, once received new GMP certificate, we are aiming to recover our market and therefore require more sales expenses and marketing efforts.

General Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2017 were $1.0million, a decrease of $0.1 million, or 6.5%, compared to $1.1 million for the same period 2016. The general and administrative expenses represented 24.5%, and 25.4% of revenue for the six months ended June 30, 2017and 2016 respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2017 was $0.05 million, compared to $0.19 million in the same period in 2016.

Bad Debt Expenses

Our bad debt expenses for the six months ended June 30, 2017 was $0.7 million, compared to $1.1 million for the same period 2016. Please see additional discussion of bad debt and account receivables in the section above named "Bad Debt Expenses" under the heading “Results of Operations for the Three Months Ended June 30, 2017”. The changes in the allowance for doubtful accounts during the years ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended
	June 30,
	2017	2016
Balance, Beginning of Period	$15,664,479	$28,644,398
Bad debt expense	725,052	1,075,848
Foreign currency translation adjustment	415,690	(335,234)
Balance, End of Period	$16,805,221	$29,385,012

Impairment of Long-Term Assets

During the six months ended June 30, 2017 and 2016 the Company recognized impairment related to “Advances for purchases of intangible assets” in the amount of $1.0 million and $0.8 million, respectively. The Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for a few formulas to the independent laboratories were impaired.

Loss from Operations

Our operating loss for the six months ended June 30, 2017 was approximately $2.9million, compared to $3.5 million for the same period of 2016, which represented an improvement of $0.6 million. This was mainly due to the increase in gross profit margin and decrease in bad debt expense in the first half of 2017 compared to the same period last year.

Net Loss

Our net loss for the six months ended June 30, 2017 and 2016 was $3.3 million and $4.0 million, respectively, which represented an improvement of $0.7million. The decrease in net loss was primarily due to the increase in gross profit margin and decrease in bad debt expense in the first half of 2017 compared to the same period last year.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our cash and cash equivalents were $1.7 million, representing 2.3% of our total assets as of June 30, 2017 as compared to $2.7 million, representing 3.4% of our total assets as of December 31, 2016. All of the $1.7 million of cash and cash equivalents as of June 30, 2017, is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and is not expected to be available for payment of dividends or for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. We have accumulatively repaid the principal of RMB 11 million (approximately $1.6 million) of the construction loans per the payback schedule as of June 30, 2017. The current portion of the construction loan facility is $1.3 million as of June 30, 2017. During July of 2017, the Company made the required payment of RMB9,000,000 (approximately $1,320,000).The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and the remaining new GMP upgrade related equipment in our existing facility for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.8 million in the six months ended June 30, 2017, compared to net cash provided by operating activities of $0.6 million for the same period 2016.

As of June 30, 2017, our net accounts receivable was $3.2 million, a decrease of $0.8 million from $4.0 million as of December 31, 2016.

As of June 30, 2017, total inventory was $7.3 million, with no change as compared to $7.3 million as of December 31, 2016.

Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was $0.05 million, compared to $0.07 million for the six months ended June 30, 2016.

Financing Activities

Cash flow used in financing activities was $0.1 million and $0.3 million in the six months ended June 30, 2017 and 2016, respectively. The financing activities that occurred in the six months ended June 30, 2017 were primarily related to the scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and as discussed in Note 8 to the consolidated financial statements.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2017 and December 31, 2016, the net assets of Helpson were $56,550,000and $57,461,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) for as of June 30, 2017 and December 31, 2016, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 14.4% and 14.2%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2017.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Commitments

As of June 30, 2017, we are obligated to pay laboratories and other service providers approximately $3.1 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval of our medical formulas.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to ineffective internal controls over financial reporting that stemmed from our lack of accounting financial reporting personnel knowledgeable in US GAAP.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	President and Chief Executive Officer (principal executive officer)

Date: August 14, 2017	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

