Form 10-Q
period 2017-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2017-11-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 10, 2017.

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

The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

1

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,124,439	$2,665,802
Restricted cash	1,380,509	1,088,879
Bankers acceptance notes	22,920	-
Trade accounts receivable, less allowance for doubtful accounts of $17,641,435 and $15,664,496, respectively	2,908,517	3,999,809
Other receivables, less allowance for doubtful accounts of $55,795 and $71,548, respectively	177,002	224,373
Advances to suppliers	2,387,356	2,003,792
Inventory	6,828,532	7,310,939
Prepaid expenses	168,115	226,357
Total Current Assets	14,997,390	17,519,951

Advances for purchases of intangible assets	35,414,977	35,498,059
Property, plant and equipment, net	24,153,087	24,967,448
Intangible assets, net	429,052	534,682
TOTAL ASSETS	$74,994,506	$78,520,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,890,927	$3,060,374
Accrued expenses	321,005	139,830
Other payables	2,560,631	2,502,694
Advances from customers	585,041	811,232
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	2,292,001	1,440,154
Banker’s acceptance notes payable	1,380,509	1,088,879
Total Current Liabilities	10,384,681	10,397,730
Non-current Liabilities:
Construction loan facility	6,876,003	8,640,927
Deferred tax liability	703,044	572,349
Total Liabilities	17,963,728	19,611,006
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	19,307,138	24,757,374
Accumulated other comprehensive income	14,089,856	10,517,976
Total Stockholders’ Equity	57,030,778	58,909,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,994,506	$78,520,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenue	$3,162,222	$3,125,596	$9,364,605	$10,308,320
Cost of revenue	2,740,683	2,775,628	7,576,856	8,835,436
Gross profit	421,539	349,968	1,787,749	1,472,884
Operating expenses:
Selling expenses	686,825	927,187	2,207,896	2,753,388
General and administrative expenses	348,963	294,367	1,377,640	1,394,250
Research and development expenses	27,543	99,095	75,053	289,189
Bad debt expense	229,466	(69,899)	954,518	1,005,949
Impairment of long term assets	1,184,103	644,696	2,162,083	1,467,235
Total operating expenses	2,476,900	1,895,446	6,777,190	6,910,011

Subsidy income	-	(2,325)	-	346,347
Loss from operations	(2,055,361)	(1,547,803)	(4,989,441)	(5,090,780)
Other income (expense):
Interest income	21,947	32,434	43,296	99,149
Interest expense	(130,816)	(213,740)	(411,985)	(699,932)
Net other expense	(108,869)	(181,306)	(368,689)	(600,783)
Loss before income taxes	(2,164,230)	(1,729,109)	(5,358,130)	(5,691,563)
Income tax expense	(31,198)	(20,800)	(92,106)	(65,044)
Net loss	(2,195,428)	(1,749,909)	(5,450,236)	(5,756,607)
Other comprehensive income (loss) - foreign currency translation adjustment	2,083,398	(275,928)	3,571,880	(1,949,137)
Comprehensive loss	$(112,030)	$(2,025,837)	$(1,878,356)	$(7,705,744)
Loss per share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.13)	$(0.13)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(5,450,236)	$(5,756,607)
Depreciation and amortization	2,447,866	2,583,066
Bad debt expense	954,518	1,005,949
Deferred income taxes	92,106	65,044
Impairment of long-term assets	2,162,083	1,467,235
Changes in assets and liabilities:
Trade accounts and other receivables	21,325	(709,257)
Advances to suppliers	(251,306)	(150,606)
Inventory	1,237,573	1,627,641
Trade accounts payable	(1,303,944)	739,551
Accrued taxes payable	1,719	(74,080)
Other payables and accrued expenses	188,557	119,085
Advances from customers	(265,092)	432,904
Prepaid expenses	69,284	71,790
Net Cash (Used in) Provided by Operating Activities	(95,547)	1,421,715

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(67,324)	(86,350)
Net Cash Used in Investing Activities	(67,324)	(86,350)

Cash Flows from Financing Activities:
Payments of construction term loan	(1,469,349)	(1,519,932)
Payments of short term debt	-	(2,279,899)
Net Cash Used in Financing Activities	(1,469,349)	(3,799,831)

Effect of Exchange Rate Changes on Cash	90,857	(134,255)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,541,363)	(2,598,721)
Cash and Cash Equivalents at Beginning of Period	2,665,802	6,248,760
Cash and Cash Equivalents at End of Period	$1,124,439	$3,650,039
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	410,509	689,773
Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptance notes	366,889	803,655
Inventory purchased with banker’s acceptance notes	344,848	781,814
Issuance of banker’s acceptance notes	126,652	1,490,154

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation, owns 100% of Onny Investment Limited (Onny), a British Virgin Islands corporation, which owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (Helpson), a company organized under the laws of the People’s Republic of China (the PRC). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

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

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by China’s Ministry of Commerce and the National Development and Reform Commission (the latest version is the 2017 version, effective June 30, 2017) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment ownership restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests owned by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores, which is not the case for the Company’s business.

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

Restricted Cash – Restricted cash includes cash that has been deposited with a bank to satisfy obligations outstanding under banker’s acceptance notes issued by the Company as discussed in Note 7.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $229,466 and ($69,899) for the three months ended September 30, 2017 and 2016, respectively and $954,518 and $1,005,949 for the nine months ended September 30, 2017 and 2016, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectable trade accounts receivable balances in the amount of $0 against the allowance for both the nine months ended September 30, 2017 and 2016, respectively. It is common practice in the pharmaceutical industry in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Advances to Suppliers and Advances from Customers – Common practice in the pharmaceutical industry in the PRC is to make advances to suppliers for materials and to receive advances from customers for finished products. Advances to suppliers are applied to trade accounts payable when the materials are received. Advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier’s credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected. The Company recognized no bad debt expense for the nine months ended September 30, 2017 and 2016, respectively.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. During the three months ended September 30, 2017 and 2016 the Company recognized an impairment related to Advances for purchases of intangible assets in the amount of $1,184,103 and $644,696. During the nine months ended September 30, 2017 and 2016 the Company recognized an impairment related to Advances for purchases of intangible assets in the amount of $2,162,083 and $1,467,235 respectively as more fully discussed in Note 5.

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

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares. There were no potential dilutive common shares outstanding during the three and nine months ended September 30, 2017 and 2016, respectively.

Credit Risk – The carrying amount of accounts receivable included in the balance sheet represents the Company’s exposure to credit risk in relation to its financial assets. No other financial asset carries a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate have not exceeded Management’s estimates.

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

Reclassification – Certain amounts were reclassified in the presentation of the prior period amounts to conform to the current period presentation.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which contains new accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In July 2015, the FASB decided to delay the effective date of the new standard by one year; as a result, the new standard will be effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted, but no earlier than 2017 for calendar year-end entities.

The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. The Company has not yet determined its method of transition and is evaluating the impact that this guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. The Company has not completed an evaluation of the impact the pronouncement will have on its consolidated financial statements and related disclosures.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$10,873,118	$11,562,388
Work in process	316,510	360,550
Finished goods	1,838,017	1,530,641
	13,027,645	13,453,579
Obsolescence reserve	(6,199,113)	(6,142,640)
Total Inventory	$6,828,532	$7,310,939

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Permit of land use	$430,388	$405,645
Building	9,994,281	9,419,700
Plant, machinery and equipment	27,814,173	26,151,029
Motor vehicle	328,673	309,777
Office equipment	195,886	182,718
Total	38,763,401	36,468,869
Less: accumulated depreciation	(14,610,314)	(11,501,421)
Property, Plant and Equipment, net	$24,153,087	$24,967,448

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended June 30, 2017 and 2016, depreciation expense was $779,856 and $789,150, respectively.  For the six months ended June 30, 2017 and 2016, depreciation expense was $2,314,928 and $ 2,383,457, respectively.

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

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $39,630 and $65,643, respectively for the three months ended September 30, 2017 and 2016 and $132,938 and $199,609 for the nine months ended September 30, 2016 and 2015, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, considering currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the nine months ended September 30, 2017 and 2016.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2017	2016
Gross carrying amount	$5,158,323	$4,861,766
Accumulated amortization	(4,729,271)	(4,327,084)
Net carrying amount	$429,052	$534,682

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

During the nine months ended September 30, 2017, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for three formulas to two of the independent laboratories were impaired. In the same period in 2016, the company recognized an impairment loss for the advances made to three laboratories for one formula. The Company recognized impairment losses in the amount of $1,184,103 and 644,696 for the three months ended September 30, 2017 and 2016, respectively. Impairment loss was $2,162,083 and $1,467,235 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company was obligated to pay laboratories and others approximately $2,800,000 upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors had previously advanced the Company an aggregate amount of $1,354,567 as of September 30, 2017 and December 31, 2016 which are recorded as Other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for the three months ended September 30, 2017 and 2016 was $3,386 and $3,386. Total interest expense for the nine months ended September 30, 2017 and 2016 was $10,159 and $10,159, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of September 30, 2017 and December 31, 2016. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. At September 30, 2017 and December 31 2016, the Company had outstanding banker’s acceptance notes in the amount of $1,380,509 and $1,088,879, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the amount of RMB 80,000,000 (approximately $13 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. At June 30, 2017, the loan bears weighted interest at 5.73%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2015 the interest rate was adjusted to 5.94% and on July 10, 2016 the rate was further adjusted to 5.39%.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal is due in at least two (2) annual installments with the first annual payment being due within the six-month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. During the nine months ended September 30, 2017, the Company made principal payments in the amount of approximately $1,469,000 (RMB10,000,000). As of September 30, 2017, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of September 30, 2017 are as follows:

Twelve Months Ending September 30,	Amount
2018	2,292,001
2019	2,292,001
2020	2,292,001
2021	2,292,001
$9,168,004

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of September 30, 2017 and December 31, 2016 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Undistributed earnings of Helpson, the Company’s foreign subsidiary, since its acquisition, amounted to approximately $26.3 million as of September 30, 2017. Those earnings, as well as the investment in Helpson of approximately $23.3 million, are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. federal and state income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to the PRC. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits may be available to reduce a portion of the U.S. tax liability.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through September 30, 2017, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2013 through December 31, 2016 and the Chinese income tax return for the year ended December 31, 2016 are open for possible examination.

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

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. In 2013, the Company again applied for and received the same favorable tax rate for 2014 to 2016. The recent net losses put the Company in an unfavorable position for the potential renewal of “National High-Tech Enterprise” status for 2017. After evaluating the feasibility of the renewal in 2016, the Company has decided not to renew this status.  Under the current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Year	Enterprise Income Tax Rate
2015	15%
2016	15%
Thereafter	25%

The provision for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current	$-	$-	$-	$-
Deferred	31,198	20,800	92,106	65,044
Total income tax expense	$31,198	$20,800	$92,106	$65,044

As of September 30, 2017, the Company had net operating loss carryforwards for PRC tax purposes of approximately $56.7 million which are available to offset any future taxable income through 2022. These carryforwards begin to expire in 2018. The Company also has net operating losses for United States federal income tax purposes of approximately $4.8 million which are available to offset future taxable income, if any, through 2037.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2017 and December 31, 2016.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $24,267,042 and $21,452,802 as of September 30, 2017 and December 31, 2016, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds. The banker’s acceptance notes are recorded at cost which approximates fair value.  As of December 31, 2016, the Company had no banker’s acceptance notes to be recorded at fair value.  The Company held the following assets and liabilities recorded at fair value as of September 30, 2017:

		Fair Value Measurements at
		Reporting Date Using
Description	September 30, 2017	Level 1	Level 2	Level 3
Banker’s acceptances	$22,920	$-	$22,920	$-
Total	$22,920	$-	$22,920	$-

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2017, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of September 30, 2017 under the Plan.

 There were no securities issued from the Plan during each of the nine months ended September 30, 2017 and 2016.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Economic environment - Substantially all of the Company’s operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company’s results from operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The unfavorable changes in global macroeconomic factors may also adversely affect the Company’s operations.

In addition, all of the Company’s revenue is denominated in the PRC’s currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 13 – CONCENTRATIONS

For the nine months ended September 30, 2017, no customer accounted for more than 10% of sales and two customers accounted for 47% and 14% of accounts receivable, respectively. Four suppliers accounted for 21.1%, 17.4%, 15.3% and 14.7% of raw material purchases.

For the nine months ended September 30, 2016, no customer accounted for more than 10% of sales and one supplier accounted for 21.7% of raw material purchases. At September 30, 2016, three customers accounted for 28.3%, 11.3% and 11% of accounts receivable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, products and other factors, some of which are described in this report and some of which are discussed in our other periodic filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Business Overview & Recent Developments

In November 2014, we received a Good Manufacturing Practices (“GMP”) certificate issued by the China Food and Drug Administration (“CFDA”) for dried powder and liquid injectable product lines produced at our new manufacturing facility, which allowed us to resume production of products with those formulations that had previously been suspended since year end 2013 due to our inability to meet a GMP upgrade deadline. Prior to November 2014, due to these same GMP compliance timing issues, we also missed certain drug bids (generally with terms of around two years) in several Chinese provinces. These missed bids negatively impacted our previously-established market share in those provinces, and reduced our overall sales in 2015 and 2016. Nevertheless, we continue to concentrate on enhancing the fundamentals of our business. In January and December 2015, we completed upgrades to our previously existing manufacturing facilities and received new GMP certificates for our tablet and capsule product lines and for the cephalosporin product. These upgrades were completed ahead of the deadline of the oral solution product lines under the new GMP requirement, which have positioned us to better meet market demand.

In order to support our existing products package we remain focused on pipeline development. However, we have experienced delays in obtaining approval for certain products in our pipeline because of revisions of and enhancements to CFDA approval criteria and processes required by CFDA. These revisions have resulted in additional supplemental materials and trials, higher costs, and longer approval times for certain applications.

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). The Opinions define the object of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, identify pharmaceutical manufacturers as the principle in generic drug consistency evaluations, and set forth corresponding incentives. In May, 2016, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs” in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. Complying with consistency evaluations will become our core task in the near future and will have a significant impact on our operations as well as our industrial structure.

As a result, the status of our pipeline products as of September 30, 2017 remains the same as we reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Market Trends

Consumer demand for medicine is relatively rigid and stable and is generally unaffected by seasonal business cycles. We have noticed that the growth rates of the pharmaceutical manufacturing industry have been higher than GDP growth rates in China. According to the study “Deepening The Reform of China’s Medical and Healthcare System and Building A Value-Based Quality Service Delivery System” published by the World Bank, if China maintains its existing healthcare system, total health expenditures will increase from 5.5% of GDP in 2014 to over 9% of GDP in 2035, with an average annual growth rate of 8.4%.

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

The PRC State Council issued “Guidance on the Pilot Comprehensive Reform of Urban Public Hospitals” in 2015, which proposed that the pilot comprehensive reform of urban public hospitals be fully implemented and that the personal spending component of total hygiene expenditures be reduced to 30% or lower by 2017. In order to achieve this goal, the Chinese government’s ongoing investment will be essential. The Central Committee Political Bureau of the Communist Party of China approved the “Healthy China 2030 Plan” in August 2016, which proposed to reduce personal hygiene spending to approximately 28% of total healthcare expenditures by 2020, and 25% of total healthcare expenditures by 2030.

In order to achieve the objectives of the above-mentioned “Healthy China 2030 Plan” in the context of an aging population and an improving universal Medicare system, we believe that the hygiene spending proportion of total fiscal expenditures will increase and that net annual Medicare expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of Medicare. As a generic drug company, we are presented with a huge domestic market, and through further upgrades, especially in regards to compliance with consistency evaluations, we could meet European and American production standards, enabling us to engage overseas markets through product exports.

In general, demand for pharmaceutical products is still experiencing steady growth in China. We will continue to actively adapt to state policy guidance and further evaluate market conditions for our current existing products, pipeline products, and competition in the market in order to optimize our development strategy.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Under the industrial reform and modification background guided by the government’s healthcare reform policies, we have actively completed the new GMP upgrades for the majority of our current production facilities, and have been aggressively promoting our sales to regain our original market shares. Although there was no immediate reversal of sales trends so far, due to the special characteristics of pharmaceutical industry, we strongly believe that our current operations and financial position will allow us to have a foundation for steady business growth in the future.

Net loss for the three months ended September 30, 2017 was $2.2 million, compared to net loss of $1.7 million for three months ended September 30, 2016. The difference in performance between the third quarters in 2017 and 2016 was mainly due to the increase in impairment of long term assets in the three months ended September 30, 2017, compared to the same period in 2016.

Revenue

Revenues were $3.2 million and $3.1 million for the three months ended September 30, 2017 and 2016 respectively.

Sales Revenue by Major Category (Dollars in Millions)

Set forth below are our revenues by product category in millions USD for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Net	%
Product Category	2017	2016	Change	Change
CNS Cerebral & Cardio Vascular	0.48	0.57	-0.09	-16%
Anti-Viro/ Infection & Respiratory	1.67	1.78	-0.11	-6%
Digestive Diseases	0.31	0.22	0.09	41%
Other	0.70	0.56	0.14	25%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viro/Infection & Respiratory” category which has decreased by $0.11 million to $1.67 million in the third quarter of 2017 as compared to $1.78 million in the same period of 2016, which was mainly affected by the sales decrease of Cefaclor due to market fluctuation.

The “Other” product category generated $0.70 million in sales revenue in the third quarter of 2017, as compared to $0.56 million in the same period of 2016, an increase of $0.14 million. This increase was mainly due to the increase in sales of Vitamin B6 due to market fluctuation.

Our “Digestive Diseases” category generated $0.31 million of sales in the third quarter of 2017 as compared to $0.22 million in the same period of the previous year, which represented an increase of $0.09 million.

Sales in our “CNS Cerebral & Cardio Vascular” category generated $0.48 million in sales revenue in the third quarter of 2017 as compared to $0.57 million in the same period of 2016, a decrease of $0.09 million.

	Three Months Ended September 30,
Product Category	2017	2016
CNS Cerebral & Cardio Vascular	15%	18%
Anti-Viro/ Infection & Respiratory	53%	57%
Digestive Diseases	10%	7%
Other	22%	18%

For the three months ended September 30, 2017, revenue breakdown by product category remained comparable to that of the prior year. Sales of the “Anti-Viro/Infection & Respiratory” products category represented 53% and 57% of total sales in the three months ended September 30, 2017 and 2016. The “Other” category represented 22% and 18% of total sales in the three months ended September 30, 2017 and 2016. The “CNS, Cerebral & Cardio Vascular” category represented 15% and 18% of total sales in the three months ended September 30, 2017 and 2016. The “Digestive Diseases” category represented 10% of total revenue in the third quarter of 2017 compared to 7% in the third quarter of 2016.

Cost of Revenue

For the three months ended September 30, 2017, our cost of revenue was $2.7 million, or 86.7% of total revenue, and $2.8 million, or 88.8% of total revenue, in the same period of 2016.

Gross Profit and Gross Margin

Gross profit was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Our gross profit margin in the third quarter of 2017 was 13.3% compared to 11.2% in the same period 2016.

Selling Expenses

Our selling expenses for the three months ended September 30, 2017 were $0.7 million, which accounted for 21.7% of the total revenue in the third quarter of 2017, compared to $1.0 million for the same period 2016, which accounted for 29.7% of the total revenue in the third quarter of 2016  Due to many adjustments in our selling processes under healthcare reform policies, despite the decrease in sales, we still need to maintain personnel and continue our sales activities to support the sales and collection of accounts receivable, therefore our selling expenses did not decrease proportionally to our sales.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2017 and September 30, 2016, were both $0.3 million. General and administrative expenses accounted for 11.0% and 9.4% of our total revenues in the third quarters of 2017 and 2016, respectively.

Research and Development Expenses

Our research and development expenses were $0.03 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses accounted for 0.9% and 3.2% of our total revenues in the third quarters of 2017 and 2016, respectively.

Bad Debt Expense (Benefit )

Our bad debt expense for the three months ended September 30, 2017 was $0.2 million, compared to a bad debt benefit of $0.1 million in the three months ended September 30, 2016. The change was due to the increase of aged accounts receivables.

In general, our regular credit or payment terms offered to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tend to be long.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $2.8 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
1 - 90 Days	3.0%	8.8%
90 - 180 Days	1.9%	2.6%
180 - 360 Days	7.3%	6.7%
360 - 720 Days	10.6%	13.4%
> 720 Days	77.2%	68.5%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $17.6 million and $15.7 million as of September 30, 2017 and December 31, 2016, respectively.

Impairment of Long-Term Assets

During the third quarter of 2017 the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that advances made by the Company for two formulas to two independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $1.2 million. In the same period in 2016, the Company also recognized $0.6 million impairment loss for the advances made to one laboratory for one formula per the evaluation.

Loss from Operations

Our operating loss for the three months ended September 30, 2017 was $2.1 million, compared to $1.5 million in the same period 2016 The operating loss for this period is mainly due to the increase in impairment of long term assets.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $0.1 million, compared to $0.2 million in the same period 2016, which represented a decrease of $0.1 million.

Income Tax Expense

Our income tax rate was 25% for the three months ended September 30, 2017, and 15% for the three months ended September 30, 2016. Our income tax expense was ($0.03) million and ($0.02) million for the three months ended September 30, 2017 and 2016, respectively. The expense arose as a result of certain deferred tax liabilities recognized in prior years. We renewed our “National High-Tech Enterprise” status with the Chinese government in the third quarter of 2013. With this designation, for the years ending December 31, 2015 and 2016, we enjoyed a preferential tax rate of 15%, which is notably lower than the statutory income tax rate of 25%. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of “National High-Tech Enterprise” status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, our tax rate for 2017 and the foreseeable future will be 25%.

Net Loss

Net loss for three months ended September 30, 2017 was $2.2 million, compared to net loss of $1.7 million for the three months ended September 30, 2016. The change in the net result was mainly due to the increase in impairment of long term asset in the third quarter of 2017 as compared to the same period of 2016.

For the three months ended September 30, 2017, loss per basic and diluted common share was $0.05, compared to $0.04 for the three months ended September 30, 2016.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended September 30, 2017 and 2016.

Results of Operations for the nine months ended September 30, 2017 and 2016

Revenue

For the nine months ended September 30, 2017, our sales revenue was $9.4 million, which represented a decrease of $0.9 million, or 9.2%, from the $10.3 million in the corresponding period of 2016. This decrease was primarily due to the decrease in sales of Cefaclor and Gastrodin.

Set forth below are our revenues by product categories in millions USD for each of the nine months ended September 30, 2017 and 2016.

Sales Revenue by Major Category (Dollars in Millions)

	Nine Months Ended September 30,		Net	%
Product Category	2017	2016	Change	Change
CNS Cerebral & Cardio Vascular	1.41	1.78	-0.37	-21%
Anti-Viro/ Infection & Respiratory	5.75	6.76	-1.01	-15%
Digestive Diseases	0.61	0.58	0.03	5%
Other	1.60	1.19	0.41	34%

The most significant decrease in revenue in terms of dollar amount was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $5.75 million in sales revenue in the nine months ended September 30, 2017, compared to $6.76 million in the nine months ended September 30, 2016, a decrease of $1.01 million. This decrease was mainly caused by the decrease in sales of Cefactor due to market fluctuation.

“Other” category increased by $0.41 million to $1.60 million in the nine months ended September 30, 2017 compared to $1.19 million in the same period of 2016 and the increase was mainly due to the sales increase in Vitamin B6 for Injection due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” category generated $1.41 million of sales in the nine months ended September 30, 2017, compared to $1.78 million in the same period of 2016, which represented a decrease of $0.37 million. This decrease was mainly due to the sales decrease of Alginic Sodium Diester Injection product due to market fluctuation.

Sales of the “Digestive Diseases” generated $0.61 million and $0.58 million in the nine months ended September 30, 2017 and 2016, respectively.

Cost of Revenue

For the nine months ended September 30, 2017, our cost of revenue was $7.6 million, or 81% of total revenue, which represented a decrease of $1.3 million from $8.8 million, or 86% of total revenue, in the same period of 2016. The decrease in cost of revenue in the nine months ended September 30, 2017 was mainly due to the decrease in revenue, as well as the increase in efficiency of raw material consumption due to our machinery and equipment ran more smoothly.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2017 was $1.8 million, compared to $1.5 million in the same period of 2016. Gross profit margin for the nine months ended September 30, 2017 and 2016 were 19% and 14%, respectively.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2017 were $2.2 million, a decrease of $0.6 million, or 20%, compared to $2.8 million for the same period of 2016. Selling expenses accounted for 23.6% and 26.7% of the total revenue in the first nine months of 2017 and 2016 respectively. Despite the decrease in sales, we still rely on comparable personnel and expenses to support our revenue and collection of accounts receivable. In addition, once we receive a new GMP certificate for our new building, we intended to recover our market share that requires additional selling expenses and marketing efforts.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2017 and 2016 were both $1.4 million.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2017 were $0.1 million, compared to $0.3 million in the same period of 2016.

Bad Debt Expenses

Our bad debt expenses for the nine months ended September 30, 2017 and 2016 were both $1.0 million. Please see additional discussion of bad debt and account receivables in the section above named “Bad Debt Benefit”. The changes in the allowance for doubtful accounts during the nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended
	September 30,
	2017	2016
Balance, Beginning of Period	$15,664,496	$28,644,398
Bad debt expense	954,518	1,005,949
Foreign currency translation adjustment	1,022,421	(270,150)
Balance, End of Period	$17,641,435	$29,380,197

Impairment of Long-Term Assets

During the nine months ended September 30, 2017, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for three formulas to two of the independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $2.2 million. In the same period in 2016, the Company also recognized $1.5 million impairment loss for the advances made to three laboratory for one formula per the evaluation.

Loss from Operations

Our operating loss for the nine months ended September 30, 2017 was approximately $5.0 million, compared to $5.1 million for the same period of 2016.

Net Loss

Our net loss for the nine months ended September 30, 2017 and 2016 was $5.5 million and $5.8 million, respectively, which represented an improvement of $0.3 million.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $1.1 million, which represents 1.5% of our total assets as of September 30, 2017 as compared to $2.7 million, which represents 3.4% of our total assets as of December 31, 2016. All of the $1.1 million cash and cash equivalents as of September 30, 2017 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. We have accumulatively repaid the principal of RMB 20 million (approximately $3.0 million) of the construction loans per the payback schedule as of September 30, 2017. The current balance of the construction loan facility is $2.3 million as of September 30, 2017. During July of 2017, the Company made the required payment of RMB 9 million (approximately $1,320,000). The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

Based on our current operating plan, management believes that our cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions and the remaining new GMP upgrade related construction and equipment in our prior facility for the next twelve months. However, if circumstances change and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.1 million in the nine months ended September 30, 2017 compared to $1.4 million generated for the nine months ended September 30, 2016.

As of September 30, 2017, our net accounts receivable was $2.9 million, compared to $4.0 million as of December 31, 2016.

As of September 30, 2017, net inventory was $6.8 million, compared to $7.3 million as of December 31, 2016. This decrease was mainly due to the decrease in purchases in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was both $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

Cash flow used in financing activities was $1.5 million in the nine months ended September 30, 2017, which related to the payment of the construction term loan. While cash flow used in financing activities was $3.8 million in the nine months ended September 30, 2016, which related to the payment of the construction term loan and the payment on the line of credit.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ The companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. as of September 30, 2017 and December 31, 2016, the net assets of Helpson were $53,578,000 and $57,461,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) for as of September 30, 2017 and December 31, 2016, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 15.2% and 14.2%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Commitments

As of September 30, 2017, we were obligated to pay laboratories and others approximately $2.8 million over the next four years upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2017	By:	/s/ Zhilin Li
Name: Zhilin Li Title: President and Chief Executive Officer (principal executive officer)

Date: November 14, 2017	By:	/s/ Zhilin Li
Name: Zhilin Li Title: Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.		Description

31.1	-	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema Document

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

