Form 10-K
period 2017-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2018-04-02
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,45,054 as of June 30, 2016, based on the closing price of $0.24 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 27, 2018, was 43,579,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the China Food and Drug Administration (the “CFDA”) based upon demonstrated safety and efficacy.

As of December 31, 2017, we manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

●	Basic generic drugs, which are common drugs in the PRC for which there is a very large market demand;

●	First-to-market generic drugs, which are generic Western drugs that are new to the PRC marketplace; or

●	Modern Traditional Chinese Medicines, which are generally comprised of non-synthetic, plant-based medicinal compounds of the type that have been widely used in the PRC for thousands of years, to which we apply modern production techniques to produce pharmaceutical products in different formulations, such as tablets, capsules or powders.

In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing a particular drug, the size of the market for that drug, the proposed or required method of distribution, the existing and expected pricing for that particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe we have historically selected generic drugs for manufacture that have large addressable markets and higher profit margins relative to other generic drugs manufactured and distributed in the PRC.

We currently own and operate an approximately 8,000-square-meter manufacturing facility in Haikou, Hainan Province, built in 2002, that supports eight modern, scalable production lines. We implement quality control procedures in this facility in compliance with the PRC’s Good Manufacturing Practices, or GMP standards, and applicable CFDA regulations to ensure consistent quality in our products.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011 (effective as of March 1, 2011). The new GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the pharmaceutical products manufacturing industry in the PRC. Pursuant to those mandatory requirements, upgrades to our two injectables production lines were required to be finalized by the end of 2013. From January 1, 2014 to November 3, 2014, we suspended production at our dry powder injectables and liquid injectables production lines due to a failure to meet the new GMP upgrade deadline. However, in 2014, we completed construction of a new 20,000 square-meter factory equipped with four sterilize production lines (two liquid injectables and two dry powder injectables production lines), in full compliance with the latest GMP standard. In November 2014, the CFDA completed GMP certification of our new facility and issued us with a GMP certificate, enabling us to commence manufacturing at our two liquid injectables and two dry powder injectables production lines. In January and December 2015, we completed further upgrades and received new GMP certificates for the tablet and capsule production lines and the cephalosporin production lines in our old factories.

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

Corporate History

We are a holding company and conduct substantially all of our production, marketing, finance, development and administrative activities through our wholly-owned subsidiary located in the PRC. We were incorporated in the State of Delaware under the name “Softstone, Inc.” on January 28, 1999. From mid-2003 to October 19, 2005, we did not generate any significant revenue and we accumulated no significant assets while we explored business opportunities as a publicly-held “shell” corporation.

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

On October 19, 2005, we acquired all of the issued and outstanding shares of Onny in exchange for 27,499,940 shares of our common stock and became Onny’s sole shareholder. In connection with this share exchange, all of our officers and directors at that time resigned from their positions as officers and directors of our Company, and new directors and executive officers were appointed. Also as a result of this share exchange, commonly referred to as a “reverse acquisition,” Helpson became our indirect wholly-owned subsidiary.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

According to data from the National Bureau of Statistics of China, the pharmaceutical manufacturing industry’s revenue and profit growth increased by more than 25% from 2009 to 2011, but began to decline year by year; and reached its lowest point in 2015. In 2016, it slightly recovered due to sustained growth at around 10% and 14%, respectively. From January to November 2017, the pharmaceutical industry recorded income of RMB2.59 trillion (approximately USD0.40 trillion), or an increase of 12.3% compared to the same period in 2016, showing a more favorable trend. In general, the pharmaceutical industry was no longer in the rapid growth phase, but rather a relatively slower and internally differentiated growth phase.

From the perspective of industrial policy, the pharmaceutical industry has gone through two stages in the recent decade: (1) a golden period, as the industry developed rapidly before 2011 along with the expansion of China’s medical insurance system; and (2) a period of decline, in which the growth rate has visibly deteriorated since 2012, partly due to the new rural cooperative medical system and urban residents’ medical insurance system roughly reaching full coverage, thus, causing the growth rate of funding of China’s medical insurance system to decline, and pricing pressure to be put into the spotlight.

Various reform policies have been promulgated and enforced since 2016. With the advancement of public hospital reforms and progression of the drug regulatory system, the diversity among manufacturers has further intensified. The key takeaways from 2017 include the implementation of policy: a drug bidding process was approved in various provinces, the two-invoice system was fully launched, the new medical insurance catalog was launched, the drug supervision system was further promoted, and implementation explanations around consistency evaluation were issued. It is likely that the environment of the pharmaceutical industry will be refined, and the development of the industry will enter a new era.

Although it has been difficult for the chemical drug industry to maintain the same high growth rate it experienced before 2012 due to the completion of the expansion of health insurance, with the positive impacts of its policies gradual declines, as well as the existence of Medicare cost-controls and drug pricing pressures resulting from drug bidding. However, in the context of China’s aging population, the consumption of pharmaceuticals is expected to increase, and although the growth rate of health insurance expenditures will not remain at the previous high level, the industry will still be able to maintain growth. In addition, personal expenditures and fiscal expenditures in healthcare are expected to continue to increase. Therefore, we believe that demand for pharmaceuticals and consumer ability to pay is still enjoying steady growth. Although the growth rate has been declined, our industry is now very large-scale.

Consistency Evaluation

The development of generic drugs is an important measure to reduce medical expenses. By conducting generic drug consistency evaluation, generic drugs can be advertised as consistent with the original drug in terms of efficacy and quality, and may even replace the original drug in clinical practice. This work can greatly enhance the overall development of China’s pharmaceutical industry, and it also provides support for the quality of generic drugs.

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). Over 95% of the currently-sold drugs in China are generics which are subject to the “Opinions”. Per the “Opinions”, any solid oral solution generics listed in the National Essential Drugs List (2012 edition) that received production approval before October 1, 2007, shall complete a Consistency Evaluation by the end of 2018,while an applicant which needs to carry out clinical trials and has certain special circumstances shall complete a Consistency Evaluation by the end of 2021. Overdue applicants may no longer be eligible for re-registration. According to CFDA statistics, a total of 289 formulas, 17740 production approval numbers, 1817 domestic pharmaceutical manufacturers, and 42 overseas manufacturers will be affected by the Opinions. Unfortunately, annual sales of most of those 17740 production approval numbers did not exceed RMB5 million. In which case, manufacturers make wait and extended period of time to recoup the capital investment for consistency evaluation. The similarities in the pharmaceutical market in China lead to low profit rate. The money invested in consistency evaluation comes from the manufacturer; therefore in general, manufacturers prefer to take consistency evaluation of selected existing products with higher profitability.

Oral Solid Formulation Conformance Assessment 289 catalog has more than 18,000 drug approvals. The annual sales of most varieties do not exceed 5 million. It takes an extended period of time for companies to recoup the cost of consistency assessment.

In order to promote consistency evaluation, the P.R.C. State Council and its related agencies have issued corresponding policies. The result is two core points: first, the medicines that pass the consistency evaluation are given appropriate support in the payment of medical insurance; and should be given priority during drug purchase and prescription; the second applies when more than 3 manufacturers have passed the consistency evaluation for a certain drug, then other manufacturers will no longer be eligible to participate in centralized purchase for this drug.

Consistency evaluation is a reshuffle of the generic pharmaceutical industry. Generic drugs whose quality levels are not up to standard will be withdrawn from the market. The revision of the national drug standards can be seen as a continuation of this policy and will intensify the shuffling of the pharmaceutical industry. According to data from China National Health Information Corporation, in 2016, the total scale of China’s pharmaceutical end-use market (without medicinal materials) amounted to RMB1.49 trillion (approximately USD 0.23 trillion). It is said that the consistency assessment and the revision of the national drug standards will involve the reshuffle of the RMB1 trillion (approximately USD 0.15 trillion) market.

Bioequivalence testing (BE Testing) is an important component of Consistency Evaluations. Unfortunately, there are a limited number of institutions that currently carry out BE Testing, which has become for a significant brake on the progress of the Consistency Evaluation program. The PRC had more than 400 clinical drug trial institutions back in 2016, while, per the “Notice on the Clinical Trial Practice by Clinical Trial Institutions and Contract Research organizations” issued by CFDA on September 9, 2015, there were only 82 clinical drug trial institutions that had undertaken BE Testing and Phase I clinical trial. Fortunately, the government has aggressively addressed this problem in recent years. CFDA issued the “Certification of Pharmaceutical Clinical Trial Qualifications (No. 9) (No. 165 of 2017)” on December 28, 2017. Together with the 618 clinical drug trial institutions previously released, so far the number of clinical drug trial institutions has reached 625.

BE Testing costs are considered a major share in the overall costs of Consistency Evaluations, which in turn will increase capital expenditures for our industry. In addition, if a generic drug under evaluation cannot achieve the same consistency of quality and efficacy as the originally-developed drug, the generic manufacturer must re-develop and optimize its existing formula and production process through further analysis of the quality standards and physical and chemical characteristics of the originally-developed drug, including a study of the crystal form and solubility.

The Center For Drug Evaluation released the “Technical Requirement for the Consistency Evaluation of Marketed Chemicals (Injectables) (Draft for Comment)” on December 22, 2017, which launched a prelude to the consistency evaluation of injections.

The PRC’s medical insurance system

The PRC started putting basic medical insurance in place for urban workers in 1998, kicked off the “New Rural Cooperative Program” (new rural cooperative medical care program) in 2003, and implemented basic medical insurance for urban residents in 2007 to cover unemployed and low-income urban residents. After 20 years of hard work, basic medical insurance has almost covered the entire population. The universal health insurance, consists mainly of basic medical insurance for employees, basic medical insurance for urban residents, and new rural cooperative medical care. By the end of 2016, there were more than 1.3 billion people participating in the basic medical insurance system in China, and the coverage rate of the insurance coverage was more than 95%. In 2016, the state officially initiated the integration of the two systems of urban residents’ basic medical insurance and new rural cooperative medical care. From January to November 2017, the number of urban basic medical insurance participants was RMB1.15 billion (approximately USD0.18 billion), an increase of 63.7% year-on-year, and the amount of funds raised was RMB1.58 trillion (approximately USD0.24 billion), an increase of 40.6% year-on-year, and expenditure was RMB1.23 trillion (approximately USD0.19 billion), an increase of 35.7% year-on-year. The increase in the number of insured persons, the growth of fundraising and the acceleration of expenditures were mainly due to the accelerated progress of the integration of the two programs.

The reimbursement rates for outpatient and inpatient expenses for new rural cooperative medical care remained stable at around 50% and 70%, respectively in 2017, The Ministry of Human Resources and Social Sciences issued the 2017 edition of Medical Insurance Drug List (MIDL 2017) on February 23, 2017. The MIDL 2017 included 2,535 drugs, which represented an increase of 339 drugs, or 15.4% compared to 2009 edition; among which included 1297 western drugs, which represented an increase of 133 drugs, or 11.4%; and 1238 traditional Chinese medicine, which represented an increase of 251 or 25.4%. The MIDL 2017 reflected the government’s policy on “filling vacancies, selecting the best, supporting innovation, encouraging competition”; and gave special consideration and support for children’s medicines, innovative medicines, major disease treatment medicines and ethnic medicines.

The direction of reform of China’s medical insurance payment method has been established. As such, the total amount of medical insurance expenditures is controlled through the mixed payment methods such as total advance payment and disease-based payment; at the same time, the drugs with clinically urgent need and high degree of innovation are included in the scope of reimbursement through price negotiation. The drugs that solve the medical problems of part of the patients with major diseases help reduce or even eliminate the proportion of reimbursement for supplemental medicines; thus, allowing the remaining medical insurance funds to be used for innovative drugs and high-quality generic drugs with therapeutic effects.

At the end of 2017, medical insurance payment reforms were accelerated throughout the country, and multiple compound medical insurance payment methods based on disease-based payment were gradually introduced. According to a rough estimate, nearly two-thirds of the country’s provinces have implemented or are piloting the implementation of a disease-based charge.

There are other factors that may also affect the pharmaceutical industry, such as Medicare cost-controls. In order to control the rapid increase in medical expenditures, the government of the PRC has, since 2010, introduced a series of policies to strengthen supervision and control effects of Medicare on healthcare services, to reform the Medicare payment methods, to establish a hierarchical treatment system, to eliminate pharmaceutical mark-ups, and to reduce the proportion of drug costs to total healthcare costs, etc. In June 2016, the PRC’s National Health Commission called on each province to determine the growth rate of medical expenditures as soon as possible and further proposed limiting the national medical expenditure growth rate to no higher than 10% by the end of 2017. The General Office of the State Council issued the “Guiding Opinions on Further Deepening the Reform of Basic Medical Insurance Payment Methods.” on June 28, 2017. The goal is to further strengthen the budget management of the Medicare fund from 2017 onwards, and fully implement multiple compound medical insurance payment methods based on disease-based payment. We believe that Medicare cost-controls have been a consistent theme of our industry. These cost-controls have been a serious challenge for medical institutions, manufacturing companies, and drug-logistic companies.

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “new GMP”) on February 12, 2011 (effective as of March 1, 2011). The new GMP standards outline basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in pharmaceutical manufacturing processes in the PRC. Since they were first adopted in 1988, GMP have over two decades of history in China, and were revised in 1992 and 1998. As of June 30, 2004, all manufacturing of active pharmaceutical ingredients (“API”) and finished dosages must be in compliance with the GMP standards. The new GMP standards that became effective on March 1, 2011, include improvements based upon foreign manufacturing advancements, and have taken into consideration local conditions in China. Based on the principle of “equal importance between hardware and software”, strictly implementing the idea of risk control during the manufacturing process of pharmaceutical products, and increased focus on scientific guidance and operability, the new GMP standards are consistent with the World Health Organization (WHO) standards.

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

In August 2015, the PRC State Council issued “Opinions on the Reform of Drug and Medical Devices Evaluation and Approval of System Review”, which proposed to implement the MAH system experiments. Because the Company is considered a manufacturer pursuant to this policy, we believe this policy will benefit our Company in the long run, given our new GMP certified production facility and because we have the potential to manufacture products for license holders in the future.

Our Strategy

We believe we are well positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs that were among the first to market in the PRC. We expect to continue to gain additional competitive advantages through the growing pipeline of new pharmaceutical products we are developing for specific target patient groups. Our diverse portfolio of products and our new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. Furthermore, the Healthcare Reform initiated by the State Council in 2008 in the PRC has significantly expanded the landscape of the Chinese healthcare industry. According to the 2017 National Economic and Social Development Statistics Bulletin of the People’s Republic of China issued by National Bureau of Statistics of the PRC, the total number of Chinese healthcare institutions has reached 995,000 as of the end of 2017, including 30,000 hospitals, 940,000 grass-root healthcare institutes (comprised of 37,000 township healthcare centers, 35,000 community health service centers (stations), 230,000 clinics, 638,000 village healthcare centers), and 22,000 professional public health institutions. We believe the increase in demand from these sources should allow us to grow organically. In addition, the total number of medical personnel in the PRC has reached 8.91 million, including 3.35 million practicing physicians and practicing assistant physicians and 3.79 million registered nurses. The number of beds in medical and health institutions has reached 7.85 million, including 6.09 million in hospitals and 1.25 million in township healthcare centers.

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

Our objective is to leverage our expertise in the PRC for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

●	Promoting Our Existing Brands to Increase Our National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts through our new, upgraded GMP-compliant production lines. To achieve this goal, we plan to promote the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces of PRC through the efforts of our sales force, independent distributors and educational physician conferences and seminars.

●	Developing and Introducing Additional Products to Expand or Strengthen Our Existing Product Portfolio. We plan to focus our development capabilities towards expanding our existing portfolio of approved products. We have a number of products in various stages of the CFDA approval process. In addition, we intend to conduct clinical trials for new generic or modernized products to expand our existing product portfolio. We plan to introduce new generic or modernized products to leverage our branded market leadership position, particularly in therapeutic areas in which we already have a strong presence.

●	Expanding Our Distribution Network to Increase Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with over 1,000 distributors in the PRC and plan to expand on these relationships to target new markets. We will continue our conservative sales strategy of increased cooperation with customers with reliable accounts receivable collection performance. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and to increase our market penetration in cities and rural areas where we already have a presence. Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies in cross-selling our products.

●	Acquiring Complementary Products Lines, Technologies, Distribution Networks and Companies. We intend to selectively pursue strategic acquisition opportunities that we believe will grow our customer base, expand our product lines and distribution network, enhance our manufacturing and technical expertise or otherwise complement our business or further our strategic goals. Pursuing strategic acquisitions is a significant component of our growth strategy. The Company has not identified any strategic acquisition opportunities as of the date of this report on Form 10-K.

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

Product	Indication	Year of Commercial Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

CerebroproteinHydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Anhydroandrographolide	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009
Others
Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

The following table sets forth the aggregate amount and percentage of our revenues attributed to our product portfolio by indication group for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Product Category	2017	2016	Net Change	% Change
CNS Cerebral & Cardio Vascular	2.07	2.72	-0.65	-24%
Anti-Viro/ Infection & Respiratory	8.05	10.27	-2.22	-22%
Digestive Diseases	0.69	0.79	-0.10	-13%
Other	2.40	1.78	0.62	35%

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

We also adjust the delivery systems and marketing for each of our products based on the product’s target patient group. We believe that maintaining a variety of delivery systems (e.g. tablet, capsules, injectables and dry powders) for certain of our products targeted at different groups enhances our competitive position in the marketplace. As a result, our sales and marketing personnel work closely with management and our research and development personnel to determine which of our products can successfully be marketed for more than one delivery system and which generic drugs in the marketplace may be good candidates for us to manufacture and distribute using different delivery systems.

Product Development

Our product portfolio includes both branded and generic drugs that we either develop independently, in joint research efforts with our academic institutional partners, or, to a lesser extent, acquire from third parties. We develop new products in-house as well as in cooperation with several research institutes, including the Chinese Academy of Sciences, China University of Pharmaceuticals, Sichuan University, Chongqing Medical Industry Institute and the Military Medical Academy Basic Medical Science Institute. We only pay these institutes for their research efforts and expenses if our research goals are accomplished as evidenced by the certification of an applicable drug candidate and the approval of drug production by the CFDA. Following receipt of such certification and approval, the rights to the applicable drug candidate are transferred to us. Upon any such payment and transfer, we become the sole owner of the drug certifications and/or the approvals of drug production and any related research, and we have no further payment or other obligations to the research institute from which we acquired such assets. We obtained certificates and approvals of drug production for our Naproxen Sodium and Pseudophedrine Hydroclorida sustained-release tablets through our cooperative relationship with the Chongqing Medical Industry Institute, and we also obtained certificates and approvals of drug production for our Cefalcor dispersible tablets through our cooperative relationship with the China University of Pharmaceuticals. We are now manufacturing and selling both drugs. We expect to continue to develop additional new drugs using this method. We also intend to continue purchasing or obtaining licenses from third parties to produce certain drug products on a limited basis, as we regard this as an important and effective means for us to develop our business. New products in our pipeline have experienced delays because the CFDA enhanced its approval criteria and processes, resulting in additional supplemental materials and trials, higher cost, and longer approval time for certain applications across all pharmaceutical products, including all of our product types. We commenced leading formulation screening, a new technology exploration and technical criteria improvement activity, in 2013. We expect this new model to accelerate our development timelines and expand exploration channels for our pipeline products.

Generic drugs are drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects as the originally-developed drug. The Consistency Evaluations require currently marketed generic products to prove consistency in terms of quality and therapeutic effect, and the ability to act as a substitute for the original drug during clinical trials. The Consistency Evaluations could enhance the development of the pharmaceutical industry, ensure drug safety and effectiveness, promote the improvement and restructuring of the pharmaceutical industry, and increase international competitiveness.

The PRC State Council issued the “Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs” on March 5, 2016, requiring all manufacturers of generic chemical pipeline products to carry out Consistency Evaluations before they may obtain final registration approval. In addition, all oral solution generic drugs listed in National Essential Drugs List (2012 edition) and launched into the market before October 1, 2007, must undergo Consistency Evaluations by the end of 2018, and Consistency Evaluation should be completed by the end of 2021 for drugs with existing special conditions or those which require clinical efficacy trials. Drugs failing to meet these requirements may not be re-registered.

Currently, due to this newly issued policy, as with all other Chinese generic pharmaceutical companies, the CFDA production approved standards and experimental requirements for almost all of our pipeline products have undergone major adjustments. Management decided to terminate the development and research of some of the product formulations after it had fully evaluated the technical difficulties, investment expectations, and expected future market returns of product formulations under the new standard.

Due to the complex implementation rules of Consistency Evaluations that are still being introduced, we suspended the development of our pipeline products in 2016. The following list sets forth the current status of our main pipeline products:

Indication of Product Candidate	CFDA Status
Anti-infection	In Phase II Clinical Study, Supplement Clinical Study Due to Improved Technology Criteria
Cholesterol Control Drug	we have submitted an application for production approval, and are supplementing Consistency Evaluation experiments per the New Policy
Alzheimer’s Disease drug	At the latest stage of supplementing Consistency Evaluation per the New Policy
Coronary Heart Disease Drug	Phase III Clinical Study Completed, and are supplementing clinical trials pursuant to the updated criteria

We have several other pipeline products in various stages of development.

Distribution and Customers

We believe we have a well-established sales network. As our current pharmaceutical product portfolio is comprised mainly prescription drugs, our major sales targets are hospitals. As of December 31, 2017, we also had 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors. Overall, our distribution model is rather flat, with relatively few intermediaries compared to many other pharmaceutical companies in China. Due to this advantage, we believe we are able to keep our selling cost lower than the industry average.

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

The CFDA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) (the “New GMP Standards”) on February 12, 2011, which became effective on March 1, 2011. The new GMP outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the manufacturing process in the PRC. Pursuant to those mandatory requirements, the upgrading of our two sterilization production lines - liquid injectables and dry powder injectables production lines were required to be completed by the end of 2013. As of January 1, 2014, we had suspended two such production lines due to the failure to meet the GMP upgrading deadline. However, construction of our new main building has been completed, and two new sterilization production lines have been installed. In November 2014 the CFDA completed their process of the GMP certification for our new facility and issued the GMP certificate to enable us to commence manufacturing our liquid injectables and dry powder injectable product lines. In January and December 2015, we also completed the upgrading and received new GMP certificates for the tablet and capsule production lines, and cephalosporin production lines in our old factories respectively.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2017, our purchases from four suppliers accounted for 19.8%, 17.1%, 15.4% and 11.8% of raw material purchases. For the year ended December 31, 2016, our purchases from one supplier accounted for approximately 21.1% of raw material purchases.

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

Our product focus is on developing and manufacturing medicines that help large patient groups, such as the infectious disease and cardio vascular disease patient groups. Our diversified GMP-certified manufacturing facility includes various production lines targeting a variety of delivery mechanisms, such as tablets, capsules, cephalosprine tablets, cephalosprine capsules, liquid-injectables and dry powder injectables, which enables us to effectively manufacture a broad range of new drugs.

We have product diversification to target specific sub-markets.

We attempt to differentiate our products from those of our competitors by changing, and, in many cases, improving certain physical aspects of our products to address to different market segments. For example, to make our Cefaclor product more patient friendly to children and patients with swallowing problems, we added an enteric coating to make our tablets easier to swallow.

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

Notwithstanding such favorable positioning, we are subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar pharmaceutical products in the PRC. These competitors may have more capital, better research and development resources, better manufacturing and marketing capability, and more experience than we do.

Our profitability may be adversely affected if:

●	the number of our competitors increases;

●	competitors engage in increased price competition; or

●	competitors develop new products or product substitutes having comparable medicinal applications or therapeutic effects that are more effective, less costly and/or have more perceived benefits than those produced by us.

In addition, imported products and China’s admission as a member of the World Trade Organization (“WTO”) creates increased competition. The PRC became a member of the WTO in December 2001. As a result, competition in the pharmaceutical industry in the PRC intensified generally in two respects. First, with lower import tariffs, imported pharmaceutical products manufactured overseas may become increasingly competitive in terms of pricing. Second, we believe that well-established foreign pharmaceutical manufacturers may set up production facilities in the PRC and compete with domestic manufacturers directly. With the expected increased supply of competitively-priced pharmaceutical products in the PRC, we may face increased competition from foreign pharmaceutical products, especially in terms of high-end pharmaceutical products, including certain types of products manufactured by U.S. manufacturers.

Intellectual Property

We regard our packaging designs, trademarks, trade secrets, patent and similar intellectual property as part of our core competence that is critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality agreements with certain of our employees, distributors and others to protect our intellectual property rights.

In November 2008, we purchased the patented medical formula for a cerebral/cardio-vascular indication and the manufacturing processes for that product from a third party laboratory. In connection with that acquisition, we obtained the title of the patent. This patent expires in 2025.

In 2012, we acquired another patent related to a medical formula for the treatment of cerebral/cardio-vascular diseases. This patent expires in 2029.

As of December 31, 2017, we owned 17 registered trademarks, including marks for nine of the 19 pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339, No.3993785, No. 4074317, No.4074321 and No. 4315247.

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

New Medicine. If a new medicine is approved by the CFDA, the CFDA will issue a new medicine certificate to the manufacturer and impose a monitoring period of one to five years. During the monitoring period, the CFDA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. As a result of these regulations, the holder of a new medicine certificate has the exclusive right to manufacture it during the monitoring period. We currently have new medicine certificates for our Pusenouke, Cefaclor dispersible tablets and Roxithromycin dispersible tablets and Bumetanide for injection products.

National Production Standard and Provisional Standard. In connection with the CFDA’s approval of a new medicine, the CFDA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which time the CFDA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the CFDA to convert the provisional standard to a final standard. Upon approval, the CFDA will publish the final standard for production. The CFDA has no statutory timeline to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a number of years. However, during the CFDA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

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

We obtained three GMP certificates for our manufacturing facility in respect of the majority form of pharmaceutical products we produce, one is valid until October 30, 2019 (lyophilized powder for injection, small volume parenteral solutions), the second is valid until January 2020 (tablets, capsules), and the third is valid until December 6, 2020 (tables, capsule - cephalosprins). All of our GMP certificates are valid for five years. While we are required to implement certain upgrades to our manufacturing facilities to comply with the new GMP standards, we do not currently anticipate any difficulty in renewing these certificates when we finish the facility upgrading.

Product Liability and Consumers Protection

Product liability claims may arise if any pharmaceutical products have a harmful effect on a consumer, and result in an injured party making a claim for damages or compensation. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

Price Controls

The State Council of China promulgated the “Notice on Printing and Advocating Opinions on Promoting the Reform of Drug Prices” in 2015. Not including narcotic drugs and psychotropic drugs of the first category, the prices of drugs originally designed by the government were abolished beginning in June 1, 2015.

The Ministry of Human Resources and Social Security announced the results of the Negotiations on the Catalogue of Medicare Drugs on July 9, 2017: 36 drugs have been successfully added to the Medicare Drug List, among which a variety of tumor-targeting drugs are listed, as well as drugs for treating major diseases such as cardiovascular diseases and hemophilia. Compared with the average retail price in 2016, the average price drop in negotiated drugs reached 44%, with the highest drop of 70%. In April this year, the Ministry of Human Resources and Social Sciences announced a list of 44 drugs to be negotiated. After negotiating with related companies, 36 drugs were successfully negotiated and were subsequently included in the “National Basic Medical Insurance, Industrial Injury Insurance and Maternity Insurance Drug Catalog (2017 Edition)” category B drugs.

In January 2017, the State Council issued the “13th Five-Year Plan for Deepening the Reform of the Medical and Health Care System”, and called for all levels of public hospitals to implement comprehensive reforms in 2017, and to abolish the practice of mark-ups on medicine (with the exception of Chinese herbs).

On February 12, 2018, the State Council Information Office held a press release on deepening medical reform and improving medical services. Mr. Wang Hesheng, deputy director of the National Health and Family Planning Commission and director of the State Council’s Medical Reform Office, reiterated the current policy: It is strictly forbidden to link the income of medical personnel with the income of medicines, consumables, and inspections, and to control the unreasonable growth of medical expenses scientifically. The increase in the organization’s medical expenses dropped from 21% in 2010 to about 10% in 2017. In respect to drug use, drug prices are reduced through various measures such as centralized bidding and procurement, national negotiations on drug prices, and control of irrational use of drugs. The latest round of price reductions for pharmaceuticals in the province as a unit averaged more than 15%.

Reimbursement under the National Medical Insurance Program

According to the “Notice of Doing a Basic Health Insurance Work for Urban Residents in 2017” issued by the Ministry of Social Affairs of the People’s Republic of China in 2017: to raise the financial subsidy standard. Namely the per capita subsidy standard for resident medical insurance at all levels of finance will increase by RMB30 (approximately USD 5) on the basis of 2016, with an average of RMB450 (approximately USD 69) per person per year. Among them, the central government subsidizes the western and central regions in proportions of 80% and 60% respectively, and grants subsidies to each province in the eastern region according to a certain percentage. In 2017, the per capita personal payment standards for medical insurance for urban and rural residents will increase by RMB30 (approximately USD 5) on the basis of 2016, with an average of RMB180 (approximately USD 28) per person per year.

In the urban residents’ medical insurance policy in 2017, the proportion of compensation for inpatient medical expenses will be about 75%, and the proportion of basic medical institutions paying for general outpatient visits shall not be less than 50%. The proportion of reimbursement from different levels of medical institutions has been initiated, and the medical insurance payment policy has been favors the grass-roots level to facilitate full use of basic medical and health resources and promote the formation of hierarchical diagnosis and treatment.

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

Currently, 18 of our pharmaceutical products are listed on the National Insurance Catalogue (NIC), and three of our products - Cefalexin, Clarithromycin and Omeprazole - are listed on the Essential Drug List (EDL). However, some of our non-EDL drugs have been selected to enter the provincial EDL, which varies from province to province. We believe these drugs will experience an increase in sales volume due to the government-initiated promotion of those drugs, while remaining free from the pricing pressures often experienced by drugs listed on the EDL.

Other Regulations

In addition to the regulations relating to pharmaceutical industry in China, we are also subject to the regulations applicable to a foreign invested enterprise in China.

Foreign Currency Exchange. Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the State Administration of Foreign Exchange, or the SAFE, and other relevant PRC government authorities, Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interests and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies other than foreign investment enterprises (FIEs) must convert foreign currency payments they receive from abroad into Renminbi. On the other hand, FIEs may retain foreign currency in accounts with designated foreign exchange banks, subject to a cap set by the SAFE or its local counterpart.

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

Employees

As of December 31, 2017, we had 296 employees, among which 276 employees were full-time employees and 20 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

In March 2013, CFDA issued a nationwide notice (the “CFDA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The CFDA Notice was a result of the reevaluation done by the CFDA based on the indications from the recent Chinese and international research materials, which found that the risks of side effects to the nervous system and the cardiovascular system from Buflomedil have surpassed its clinical treatment benefits. The CFDA Notice was applicable to all the manufacturers and distributers in China who are in the business of the production and sale of Buflomedil related products.

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

We had gross profit margins of 18.7% for the year ended December 31, 2017, compared to gross profit margins of 20.7% for the year ended December 31, 2016. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are substituted by competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, in the event that our products are included in the National Essential Drug List (the “EDL”), which is subject to high level of governmental price control, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on EDL.

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

Our future growth and success significantly depend on our ability to successfully market our principal products to hospitals as prescription medicines. Approximately 90% of the end-customers of our products are hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. The interest of a hospital in a medicine is evidenced by:

●	the inclusion of this medicine on the hospital’s formulary, which establishes the scope of medicines physicians at this hospital may prescribe to their patients, and

●	the willingness of physicians at a hospital to prescribe this medicine to their patients.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2017, no customer accounted for more than 10.0% of sales, and one customer accounted for 47.4% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement and our financial results could be adversely affected if we cannot find the equivalent distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition and financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 14% and 21% of our net revenues in 2017 and 2016, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors could expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases fewer of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

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

The PRC State Council issued the “Opinions on Carrying out Consistency Evaluations on Quality and Efficacy of Generic Drugs” (“Opinions”) on March 5, 2016, requiring all chemical generic pipeline products to carry out Consistency Evaluations before final registration approval. In addition, all oral solution generic drugs listed in National Essential Drugs List (2012 edition) and launched into market before October 1, 2007, must complete Consistency Evaluations by the end of 2018. Consistency Evaluations must be completed by the end of 2021 for drugs with existing special condition or those require clinical efficacy trials. Drugs fail to meet requirements shall not be re-registered. As of today, all of our products in pipe lines were postponed in receiving its CFDA approval due to this additional new requirement and the Company strives to accelerate the process.

The “Opinions” stress that the drug manufacturers are subject to Consistency Evaluations. Therefore, if we fail to complete Consistency Evaluations for our generic drugs per the government?s requirement, our business and operation will be negatively impacted.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2017, four suppliers accounted for 19.8%, 17.1%, 15.4% and 11.8% of raw material purchases and the year ended December 31, 2016, purchases from one supplier accounted for 21.0% of our raw material purchases.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2017, we had 296 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

The recently enacted U.S. tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, U.S. President Donald Trump signed into law the “Tax Cuts and Jobs Act,” which significantly amended the Internal Revenue Code. The Tax Cuts and Jobs Act, among other things, reduces the U.S. corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Cuts and Jobs Act on holders of our shares is also uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisers with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in our shares.

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

Although the PRC government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

●	We will be able to capitalize on economic reforms;

●	The PRC government will continue its pursuit of economic reform policies;

●	The economic policies, even if pursued, will be successful;

●	Economic policies will not be significantly altered from time to time; or

●	Business operations in China will not become subject to the risk of nationalization.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi 8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

Risks Related to our Common Stock

The market price for our common stock may be volatile which could result in a complete loss of your investment.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2017, and there existed a material weakness in our internal control over financial reporting as of December 31, 2017.

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

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008 and applies it to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to October 2005, holders of “restricted securities” within the meaning of Rule 144, when reselling their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

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

Helpson owns two production facilities in Haikou, Hainan Province, PRC, one of which has a construction area of 663.94 square meters and is located on the 6th floor of Standard Plant Building B, Jinpan Industrial Development Zone. The other factory, located on Plot C09-2 in the Haikou Bonded Zone, has two buildings with production area of 20,282.42 square meters, certificate number HK477872, and 6,593.20 square meters, certificate number HK122889.

In addition, Helpson rents offices located on the second floor of the Jiahai Building owned by Hainan Zhongfu Foreign Export Personnel Service Center (the “Center”) as its principal executive offices. Monthly rent at this facility is RMB 5,580 (approximately $843). The original term of the lease was 3 years, from December 1, 2010 to November 30, 2013. On December 31, 2011, this lease was superseded by a new lease, for a term of nine years, for office spaces on the second floor and the entire third floor at a monthly rent of RMB 20,000 (approximately $2,941), with a 5% increase every two years from the fourth year until the end of the term. The aggregate area of the office space rented by Helpson is 1,686 square meters (16,812 square feet).

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we are anticipate a possible need for expansion and additional space as our production increases.

Mortgaged Property

Helpson entered into a line of credit with Bank of China in October 2013, which was renewed in November 2014 and November 2015. This line of credit was payable in two equal installments of RMB 15,000,000 ($2.25 million) payable on September 22, 2016 and October 20, 2016.  In order to secure the line of credit, Helpson mortgaged its land use rights and buildings. To provide an additional security, our Chief Executive Officer and Chairman of our Board of Directors personally guaranteed the new line of credit. This line of credit has been fully paid off and the associated mortgage was lifted.

Helpson entered into an eight-year construction loan facility dated June 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $12.3 million), which had been fully utilized through May 7, 2014. We have incrementally repaid the principle of RMB20 million (approximately $3.1 million) of the construction loan per the payback schedule as of December 31, 2017. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. Upon the Company’s receipt of the ownership certificate over the new factory, the mortgage was formally placed on the new facility in the second quarter of 2016.

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

The following table, based upon historical data from Yahoo Finance, contains information about the range of high and low sales prices for our common stock for each full quarterly period during the fiscal years ending December 31, 2017 and 2016.

	High	Low

Fiscal 2017

First Quarter	$0.33	$0.21
Second Quarter	0.33	0.15
Third Quarter	0.25	0.16
Fourth Quarter	0.25	0.15

Fiscal 2016

First Quarter	$0.21	$0.12
Second Quarter	0.30	0.17
Third Quarter	0.32	0.21
Fourth Quarter	0.29	0.17

Holders

As of March 27, 2018, there were approximately 137 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc., with offices at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800 and fax number is (303) 282-5800.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers that any such forward-looking statements contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report including in “Risk Factors” in Item 1A and some of which are discussed in our other filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Business Overview & Recent Developments

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). The Opinions define the object of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, and identify pharmaceutical manufacturers as the principle generic drug consistency evaluation, and set forth corresponding incentives. Subsequently, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs” in May 2016, in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. In this environment, the management has assessed each pipeline product based on the adjusted CFDA approval criteria and clinical trial requirements, as well as the estimated additional investment for consistency evaluation, and potential return of investment once launched into the market; and decided to terminate the progress of certain pipeline products. Performing consistency evaluations will become our core task in the near future in order to have our pipeline products receive the final registration approval, therefore, it will have a significant impact on our operations as well as our industrial structure.

Under the requirements of the consistency evaluation policy, the company actively evaluated the technical difficulty, investment demand, time requirement, and investment return rate of all applicable marketed products and pipeline products. We also actively promoted the compliance process for some key products in 2017.

Increasing our sales remains our top priority. Through the continued implementation of sales promotion, the Company realized sales increases in the fourth quarter of 2017 compared to the previous quarter. Management will continue to vigorously promote sales by actively participating in the recent opening of the new provincial drug tender and participation in drug exhibitions.

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

The detailed implementation rules of consistency evaluations are still being introduced, and our decision making with respect to further development of our pipeline products has been adversely impacted by those uncertainties. In light of this uncertainty, Management has suspended the development of our pipeline products in 2017. The following list sets forth the current status of our main pipeline products:

●	Antibiotic Combination - We are currently in Phase II of clinical trials, due to increased regulatory requests for clinical review.

●	Rosuvastatin - Rosuvastatin is a generic form of Crestor, a drug for the treatment of high blood cholesterol levels. Clinical trials for this generic drug were completed in the fourth quarter of 2010. We have submitted an application for production approval and are supplementing consistency evaluation experiments pursuant to the Opinions.

●	Heart disease drug - We developed an oral solution for the treatment of coronary heart disease in our new product pipeline. This product comes with a patented Traditional Chinese Medicine (“TCM”) formula. We have completed Phase III clinical trials and are supplementing clinical trials pursuant to the updated criteria.

●	Alzheimer’s disease drug - We developed a drug for the treatment of Alzheimer’s disease and are supplementing consistency evaluation experiments pursuant to the Opinions.

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

The rapid development of the pharmaceutical industry in China has been driven by the continuous growth of total healthcare costs, the establishment and improvement of the universal health-care insurance system, increases in medical expenditures per capita, the aging population, and changes in the disease spectrum; however, development has been negatively impacted by factors like health-care insurance cost controls and price pressure in drug tenders in recent years.

The Central Committee Political Bureau of the Communist Party of China approved the “Healthy China 2030 Plan” in August 2016, which proposed to reduce personal hygiene spending to approximately 28% of total healthcare expenditures by 2020, and 25% of total healthcare expenditures by 2030.

In order to achieve the objectives of the above-mentioned Healthy China 2030 Plan in the context of an aging population and an improving universal health-care insurance system, we believe that the hygiene spending proportion of total fiscal expenditures will increase and that net annual health-care insurance expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of health-care insurance. As a generic drug company we are presented with a huge domestic market, and through further upgrades, especially in compliance with consistency evaluations, we could meet European and American production standards, enabling us to export products to overseas markets

In August 2015, the State Council promulgated the “Opinions on therefore and Examination of the Approval System for the Reform of Drugs and Medical Devices”, which was the prelude to the reform of the drug examination and approval system, the reform of the drug registration system, consistency evaluations of generic drugs, and enhanced drug listing licensing systems, among other reforms in China. The CFDA has also subsequently introduced a number of specific measures and technical details related to various areas of the above-mentioned reforms. These policies may change the existing competitive landscape, development methods, and operating patterns and rules of the pharmaceutical industry and may have a significant impact on the strategic choices and future development models of Chinese pharmaceutical companies.

In addition, the Office of the State Council issued the “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researcher to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing a MAH to produce pharmaceuticals itself or to consign production to other pharmaceutical manufacturers. This policy not only transitions our production practices to meet European and United States standards by separating drug approval and production qualifications, and therefore changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy. Given that a certain failure rate must be demonstrated by MAH applicants for their consistency evaluations, an applicant that passes the evaluations could consign production to an applicant who failed to optimize capacity, save on fixed costs, and reduce capital expenditures.

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

Results of Operations for the Fiscal Year Ended December 31, 2017

Revenue

Revenue decreased by 15.2% to $13.2 million for the year ended December 31, 2017, as compared to $15.6 million for the year ended December 31, 2016. This decrease was mainly due to the negative impact around Health-care insurance cost-control as well as policies for reducing the proportion of drug cost to total health-care spending.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Product Category	2017	2016	Net Change	% Change
CNS Cerebral & Cardio Vascular	2.07	2.72	-0.65	-24%
Anti-Viro/ Infection & Respiratory	8.05	10.27	-2.22	-22%
Digestive Diseases	0.69	0.79	-0.10	-13%
Other	2.40	1.78	0.62	35%

The most significant revenue decrease in terms of dollar amount was in our Anti-Viral/Infection & Respiratory” product category, which generated $8.1 million in sales revenue in 2017 compared to $10.3 million a year ago, a decrease of $2.2 million. This decrease was mainly due to the sales decrease of our Cefaclor Dispersible Tablets in this category, which was a result of drug pricing control policies, as well as market fluctuation.

Sales in the “CNS Cerebral & Cardio Vascular” category decreased by $0.7 million to $2.1 million in 2017 compared to $2.7 million in 2016, which decrease was mainly due to a drop in sales of Ozagrel, primarily the result of volatility in market demand. Our “Digestive Diseases” category generated $0.7 million of sales in 2017, compared to $0.8 million in 2016. Our “Other” product category sales increased by $0.6 million to $2.4 million in 2017 from $1.8 million in 2016, mainly due to the increase in sales of Vitamin B6, caused by market volatility.

	Year Ended December 31,
Product Category	2017	2016
CNS Cerebral & Cardio Vascular	16%	18%
Anti-Viral/ Infection & Respiratory	61%	65%
Digestive Diseases	5%	5%
Other	18%	12%

For the year ended December 31, 2017, revenue breakdown by product category remained close to that of the prior year. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 61% and 65% of total sales in the years ended December 31, 2017 and 2016, respectively. The “CNS Cerebral & Cardio Vascular” category represented 16% of total revenue in 2017, compared to 18% in 2016. The “Digestive Diseases” category represented 5% of total revenue in both 2017 and 2016. The “Other” category represented 18% and 12% of revenues in 2017 and 2016, respectively.

Cost of Revenue

For the year ended December 31, 2017, our cost of revenue was $10.7 million, or 81.3% of total revenue, which represented a decrease of $1.6 million from $12.4 million, or 79.3% of total revenue, in 2016.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2017 was $2.5 million, compared to $3.2 million in 2016. Our gross profit margin in 2017 was 18.7% compared to 20.7% in 2016. This decline in our gross profit margin was mainly due to that our raw material prices have generally risen in recent quarters along with the improvement of industry standards and the strengthening of environmental protection requirements. In addition, adverse drug pricing control policies have negatively impacted our gross margins.

Selling Expenses

Our selling expenses for the year ended December 31, 2017 were $3.5 million, a decrease of $0.6 million compared to $4.0 million for the year ended December 31, 2016. Selling expenses accounted for 26.2% of the total revenue in 2017 compared to 25.9% in 2016. The increase was mainly the result of additional marketing, consulting and product promotional efforts in certain Chinese provinces. Because of adjustments in our sales practices resulting from healthcare reform policies, despite the overall decrease in sales, we require additional personnel and expenses to support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2017 were $2.0 million, which represented a decrease of $0.2 million compared to $2.3 million in 2016. General and administrative expenses accounted for 15.3% and 14.6% of our total revenues in 2017 and 2016, respectively.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2017 were $0.1 million, compared to $0.4 million in 2016. Research and development expenses accounted for 0.7% and 2.4% of our total revenues in 2017 and 2016, respectively. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not have any further development in 2017.

Bad Debt Expenses

Our bad debt expenses for the year ended December 31, 2017 was $1.4 million, which represented an increase of $0.3 million compared to $1.1 million in 2016. The increase in our bad debt expenses was mainly due to the change in the composition of aging of accounts receivables for the year ended December 31, 2017 compared to December 31, 2016.

In general, our normal customer credit or payment terms are for 90 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $1.6 million and $3.9 million as of December 31, 2017 and 2016, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
1 - 90 Days	3.9%	8.8%
90 - 180 Days	1.6%	2.6%
180 - 360 Days	2.4%	6.7%
360 - 720 Days	13.6%	13.4%
> 720 Days	78.5%	68.5%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.2 million and $15.7 million as of December 31, 2017 and December 31, 2016, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2017 and 2016 were as follows:

	For the Fiscal Years Ended
	December 31,
	2017	2016
Balance, Beginning of Period	$15,664,496	$29,352,806
Bad debt expense	1,393,576	1,086,449
Charged to reserve	-	-13,519,167
Foreign currency translation adjustment	1,151,662	-1,255,592
Balance, End of Period	$18,209,734	$15,664,496

Impairment of Intangible Assets

Our impairments for the year ended December 31, 2017 were $13.6 million, compared to $4.0 million in 2016. As a pharmaceutical company, we have been focusing on the development and maintenance of our intangible assets, mainly in the form of medical formulas. Because of recently implemented government policies such as consistency evaluations, our management made certain assessments regarding the impairment of our intangible assets as of December 31, 2017 and December 31, 2016 respectively, and identified six and five formulas that would likely be unable to generate positive cash flow in the foreseeable future and therefore recognized impairment loss on them accordingly.

Loss from Operations

Our operating loss for the year ended December 31, 2017 was $18.7 million, compared to an operating loss of $8.2 million in 2016.

Net Interest Expense

Net interest expense for the year ended December 31, 2017 was $0.5 million, compared to $0.7 million in 2016. The decrease is primarily due to overall decreased debt levels due to the decrease in the interest incurred in conjunction with the construction loan facility as discussed in Note 9 to the consolidated financial statements.

Income Tax Expense

Our income tax rate for our PRC subsidiary, Helpson was 25% for the year ended December 31, 2017, and 15% for the year ended December 31, 2016. Our income tax expense was ($0.1) million and ($0.3) million for year ended December 31, 2017 and 2016, respectively. We renewed our “National High-Tech Enterprise” status with the Chinese government in the third quarter of 2013. With this designation, for the years ending December 31, 2014, 2015 and 2016, we enjoyed a preferential tax rate of 15%, which is notably lower than the statutory income tax rate of 25%. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of “National High-Tech Enterprise” status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, our tax rate for Helpson for 2017 and the foreseeable future will be 25%.

Net Loss

Net Loss for year ended December 31, 2017 was $19.3 million, compared to net loss of $9.2 million for the year ended December 31, 2016. The increase in net loss was mainly a result of the increase in impairment loss and bad debt expenses.

For the year ended December 31, 2017, loss per basic and diluted common share was $0.44, compared to loss per basic and diluted share of $0.21 for the year ended December 31, 2016.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both 2017 and 2016.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations. Our cash and cash equivalents were $2.0 million, representing 3.4% of our total assets as of December 31, 2017, as compared to $2.7 million, representing 3.4% of our total assets as of December 31, 2016. All of the $2.0 million of cash and cash equivalents as of December 31, 2017, is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and is not expected to be available for payment of dividends or for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. We’ve incrementally repaid the principle of RMB 21 million (approximately $3.2 million) of the construction loans per the payback schedule as of December 31, 2017. The current portion of the construction loan facility is $2.3 million as of December 31, 2017. The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

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

Operating Activities

Net cash provided by operating activities was $0.8 million in the year ended December 31, 2017, compared to $2.9 million for 2016.

As of December 31, 2017, our accounts receivable was $2.3 million, a decrease of $1.7 million from $4.0 million as of December 31, 2016. The decrease was mainly due to $1.4 million of bad debt expenses recognized in 2017.

As of December 31, 2017, total inventory was $6.4 million, a decrease of $0.9 million from $7.3 million as of December 31, 2016. This decrease was mainly due to we improved the management of inventory turn-over in 2017.

Investing Activities

During the year ended December 31, 2017, net cash used in investing activities was $0.1 million, compared to $0.2 million for the year ended December 31, 2016.

Financing Activities

Cash flow used in financing activities was $1.5 million in the year ended December 31, 2017; compared to $6.0 million in the year ended December 31, 2016. In 2017, the decrease in cash flow used in financing activities was mainly due to the repayment of the RMB 30,000,000 (approximately $4.5 million) line of credit facility in 2016.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. For the years ending December 31, 2017 and 2016, the net assets of Helpson were $40,034,000 and $55,062,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) for the fiscal years ended December 31, 2017 and 2016, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 20.3% and 14.8%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2017.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Our businesses and assets are primarily denominated in RMB. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires the submission of a payment application form together with certain invoices and executed contracts. The currency exchange control procedures imposed by Chinese government authorities may restrict the ability of Helpson, our Chinese subsidiary, to transfer its net assets to our parent company through loans, advances or cash dividends.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2017, we were obligated to pay laboratories and other service providers approximately $1.1 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval for our medical formulas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and 2016, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2017. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2017, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to correct the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 27, 2018, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	65	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	61	Director
Gene Michael Bennett	70	Independent Director
Yingwen Zhang	73	Independent Director
Baowen Dong	77	Independent Director

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

Baowen Dong has served as our independent director since February 2008. Mr. Dong participated on the expert team of the Sichuan University from 2003 to 2008, doing teaching evaluation and assessment work in Engineering and Medical Science faculty. In the past few years, Mr. Dong has focused on the research of China’s Health Care Reform. Previously, he concentrated on biomedical and medical information researches. Mr. Dong has had different roles in areas of teaching and research, including a dean and a professor, at Sichuan University from 1974 to 2001. Additionally, Mr. Dong was engaged in the field of communication technology from 1966 to 1974. Mr. Dong graduated from Xi’an University of Science and Technology in 1966. His strong academic background in science and research brings value to our company in respect of research and development and qualifies him to serve as a director of our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2017, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2017, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zhilin Li Chairman, Chief Executive Officer, President and interim Chief Financial Officer	2017 2016	225,600 225,600	-	-	-	-	-	16,000 16,000	241,600 241,600

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer, which will expire on June 30, 2020. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2017, when aggregated with her compensation from our U.S. holding company level, was $225,600.

Payments upon Termination or Change-in-Control

PRC Law.Under the applicable laws of the PRC, we must pay severance to all employees who are Chinese nationals and who are terminated with or without cause, or whose employment agreement with us expires and we choose not to continue their employment. The severance benefit required to be paid under the laws of the PRC equals the average monthly compensation paid to the terminated employee (including any bonuses or other payments made in the 12 months prior to the employee’s termination) multiplied by the number of years the employee has been employed with us, plus an additional month’s salary if 30 days’ prior notice of such termination has not been given. However, if the average monthly compensation to be received by the terminated employee exceeds three times the average monthly salary of the employee’s local area, as determined and published by the local government, such average monthly compensation shall be capped at three times the average monthly salary of the employee’s local area. Except as described above, our executive officer does not have any other agreement or arrangement under which she may be entitled to severance payments upon termination of employment.

Outstanding Equity Awards at Fiscal Year-End

None.

Discussion of Summary Compensation and Grants of Plan-based Awards Tables

A summary of certain material terms of our existing compensation plans and arrangements is set forth below.

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”), which gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 27, 2018, 175,000 shares of restricted stock outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2017.

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

Engagement Letters

On December 19, 2017, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters, entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,760), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

On December 21, 2016, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters on the same terms and conditions as the previous engagement for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,920), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.18 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 27, 2018, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 27, 2018, an aggregate of 43,579,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	10,050,000	23.1%
Heung Mei Tsui Director	9,312,651	21.4%
Yingwen Zhang Director	0	*
Gene Michael Bennett (4) Director	0	*
Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	19,362,651	44.5%
Greater than 5% Stockholders

Jian Yang	2,278,815	5.2%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 27, 2018, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 27, 2017, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 27, 2018 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 40,000 shares of our common stock (5,000 shares in each of year between 2008 to 2016 fiscal years). As of the date of this report no such warrants were issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2017 and 2016. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2018, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui. We recognized interest expense of $13,546 for the years ended December 31, 2017 and 2016, respectively.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our current principal accountant, and ArshakDavtyan, Inc., our former principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $ 115,000 for the fiscal year ended December 31, 2017, and $166,000 for the fiscal year ended December 31, 2016.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2017 and 2016.

Tax Fees

We did not engage our current principal accountant or our former principal accountant to render tax services to us during the last two fiscal years.

All Other Fees

We did not engage our current principal accountant or our former principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Pharma Holdings, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Report of B F Borgers CPA PC, Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2017 and 2016

Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows - for the years ended December 31, 2017 and 2016

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

Date: April 2, 2018	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairman of the Board, President, Chief Executive Officer	April 2, 2018
Zhilin Li	(principal executive officer) and interim Chief Financial Officer
(principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	April 2, 2018
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	April 2, 2018
Gene Michael Bennett

/s/ Yingwen Zhang	Director	April 2, 2018
Yingwen Zhang

/s/ Baowen Dong	Director	April 2, 2018
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

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

CHINA PHARMA HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, Colorado

April 2, 2018

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,030,214	$2,665,802
Restricted cash	709,796	1,088,879
Banker’s acceptances	39,867	-
Trade accounts receivable, less allowance for doubtful accounts of $18,209,734 and $15,664,496, respectively	$2,293,120	$3,999,809
Other receivables, less allowance for doubtful accounts of $40,010 and $71,548, respectively	$162,981	$224,373
Advances to suppliers	461,307	2,003,792
Inventory	6,407,155	7,310,939
Prepaid expenses	185,647	226,357
Total Current Assets	12,290,087	17,519,951

Advances for purchases of intangible assets	23,722,954	35,498,059
Property and equipment, net	23,541,003	24,967,448
Intangible assets, net	398,856	534,682
TOTAL ASSETS	$59,952,900	$78,520,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,141,138	$3,060,374
Accrued expenses	276,368	139,830
Other payables	2,858,701	2,502,694
Advances from customers	581,132	811,232
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	2,305,430	1,440,154
Bankers’ acceptance notes payable	709,796	1,088,879
Total Current Liabilities	9,227,132	10,397,730
Non-current Liabilities:
Construction loan facility	6,916,291	8,640,927
Deferred tax liability	738,175	572,349
Total Liabilities	16,881,598	19,611,006
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	5,479,809	24,757,374
Accumulated other comprehensive income	13,957,709	10,517,976
Total Stockholders’ Equity	43,071,302	58,909,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,952,900	$78,520,140

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
	2017	2016
Revenue	$13,212,314	$15,570,514
Cost of revenue	10,743,764	12,352,004

Gross profit	2,468,550	3,218,510

Operating expenses:
Selling expenses	3,460,596	4,036,590
General and administrative expenses	2,019,949	2,265,851
Research and development expenses	90,474	365,969
Bad debt expense	1,393,576	1,086,449
Impairment loss	14,183,969	3,962,141
Total operating expenses	21,148,564	11,717,000

Subsidy income	-	343,023

Loss from operations	(18,680,014)	(8,155,467)

Other income (expense):
Interest income	64,414	130,575
Interest expense	(539,334)	(849,557)
Net other expense	(474,920)	(718,982)

Loss before income taxes	(19,154,934)	(8,874,449)
Income tax expense	(122,631)	(308,175)
Net loss	(19,277,565)	(9,182,624)
Other comprehensive income - foreign currency translation adjustment	3,439,733	(4,549,391)
Comprehensive loss	$(15,837,832)	$(13,732,015)
Loss per share:
Basic and diluted	$(0.44)	$(0.21)
Weighted average shares outstanding	43,579,557	43,579,557

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2015	43,579,557	43,580	23,590,204	33,939,998	15,067,367	72,641,149

Net loss for the year				$(9,182,624)		(9,182,624)
Foreign currency translation adjustment					$(4,549,391)	(4,549,391)
Balance, December 31, 2016	43,579,557	43,580	23,590,204	24,757,374	10,517,976	58,909,134

Net loss for the year				$(19,277,565)		(19,277,565)
Foreign currency translation adjustment					$3,439,733	3,439,733
Balance, December 31, 2017	43,579,557	43,580	23,590,204	5,479,809	13,957,709	43,071,302

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(19,277,565)	$(9,182,624)
Depreciation and amortization	3,291,330	3,078,074
Inventory write off	118,003	-
Bad debt expense	1,393,576	1,086,449
Deferred income taxes	122,631	308,175
Impairment loss	14,183,969	3,962,141
Changes in assets and liabilities:
Trade accounts and other receivables	51,024	(1,097,556)
Advances to suppliers	1,614,958	380,779
Inventory	1,718,336	2,734,612
Trade accounts payable	(2,045,948)	815,198
Accrued taxes payable	18,753	72,107
Other payables and accrued expenses	420,523	377,663
Advances from customers	(274,068)	265,928
Prepaid expenses	(494,306)	94,762
Net Cash Provided by Operating Activities	841,216	2,895,708

Cash Flows from Investing Activities:
Purchases of property and equipment	(136,479)	(193,404)
Net Cash Used in Investing Activities	(136,479)	(193,404)

Cash Flows from Financing Activities:
Payments of construction term loan	(1,479,944)	(1,505,346)
Payments of short term notes payable	-	(4,516,039)
Net Cash Provided by Financing Activity	(1,479,944)	(6,021,385)

Effect of Exchange Rate Changes on Cash	139,619	(263,877)
Net (Decrease) Increase in Cash and Cash Equivalents	(635,588)	(3,582,958)
Cash and Cash Equivalents at Beginning of Period	2,665,802	6,248,760
Cash and Cash Equivalents at End of Period	$2,030,214	$2,665,802

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$525,788	$836,011

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$709,796	$1,088,879
Accounts receivable collected with banker’s acceptances	531,294	935,265
Inventory purchased with banker’s acceptances	492,906	935,265

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

The Foreign Investment Industrial Catalogue (the “Catalogue”) jointly issued by China’s Ministry of Commerce and the National Development and Reform Commission (the latest version is the 2012 version, effective January 30, 2012) classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. A typical foreign investment restriction in the pharmaceutical industry is that a foreign investment enterprise (the “FIE”) shall not have the whole or majority of its equity interests held by a foreign owner if the FIE establishes more than 30 branch stores and distributes a variety of brands in those franchise stores. However, the Company’s business is not subject to this restriction.

Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005 by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day and its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005.

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

Restricted Cash – Restricted cash includes cash that has been deposited with a bank to satisfy obligations outstanding under banker’s acceptance notes issued by the Company as discussed in Note 8.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $1,393,576 and $1,086,449 for the years ended December 31, 2017 and 2016, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 and $13.5 million against the allowance for the years ended December 31, 2017 and 2016, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

Inventory – Inventory consists of raw materials, work in process and finished goods and are stated at the lower of cost or market. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Market for raw materials is based on replacement cost. Provisions for inventory write-downs are included in cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. For the years ended December 31, 2017 and 2016 the Company evaluated its long-lived assets and determined that necessary impairment adjustments were $14,183,969 and $3,962,141, respectively. In 2017, the amount is comprised of $548,156 related to the impairment of certain prepaid expenses and $13,635,813 was related to advances for intangible assets. For 2016, the impairment of $3,962,141 was related to advances for intangible assets as discussed in Note 5.

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

Retirement Benefit Plans – The Company is required to make monthly contributions at prescribed rates to various employee retirement benefit plans organized by the provincial governments. The benefit plans of the government assume the retirement benefit obligations of all existing and future retired employees of the Company. The Company contributed $244,153 and $261,063 to retirement benefit plans for the years ended December 31, 2017 and 2016, respectively. Contributions to these plans are charged to expense as incurred.

Advertising Costs – Advertising costs are expensed when incurred. The Company did not incur any advertising costs for the years ended December 31, 2017 and 2016.

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares.

There were no potentially dilutive common shares outstanding during the years ended December 31, 2017 and 2016, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

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

The standard allows for two transition methods - retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized  at the date of initial adoption. The Company has determined its method of transition and evaluated that this guidance will not have any impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. The Company does not believe the pronouncement will have a material impact on its consolidated financial statements and related disclosures.

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

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through the issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2017	2016
Raw materials	$4,733,679	$5,962,271
Work in process	481,863	360,550
Finished goods	1,191,613	988,118
	$6,407,155	$7,310,939

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2017	2016
Permit of land use	$432,910	$405,645
Building	10,052,840	9,419,700
Plant, machinery and equipment	28,044,515	26,151,029
Motor vehicle	330,598	309,777
Office equipment	200,974	182,718
Total	39,061,837	36,468,869
Less: accumulated depreciation	(15,520,834)	(11,501,421)
Property and Equipment, net	$23,541,003	$24,967,448

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2017 and 2016, depreciation expense was $3,125,937 and $2,815,167, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the CFDA. The Company did not obtain CFDA production approval for any medical formula during the year ended December 31, 2017 and 2016 and no costs were reclassified from advances to intangible assets in 2017 and 2016, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $165,394 and $262,908 for the years ended December 31, 2017 and 2016, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	December 31,	December 31,
	2017	2016
Gross carrying amount	$5,188,547	$4,861,766
Accumulated amortization	(4,789,691)	(4,327,084)
Net carrying amount	$398,856	$534,682

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2018	117,257
2019	61,140
2020	37,793
2021	37,793
2022	37,793
Thereafter	107,080
Total	$398,856

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

Prior to entering into contracts with the Company, laboratories are typically required to complete all research and development to determine the content of the medical formula and the method to produce the generic medicine. The application to the CFDA for production approval must be made by the production facility that will produce the related product. As a result, a contract typically provides that the Company buys the medical formula from the laboratory and the laboratory is required to assist the Company in applying for and obtaining the production approval from the CFDA.

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

To date, no formula has failed to receive CFDA production approval nor has the Company been informed or been made aware of any formula that may fail to receive such approval. However, there is no assurance that the medical products will receive production approval and if the Company does not receive such approval, it will enforce its contractual rights to receive a refund from the laboratory or have the payments applied to another medical formula with the same laboratory.

As of December 31, 2017, the Company was obligated to pay laboratories and others approximately $1.1 million upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

During the year ended December 31, 2017, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for four formulas to three of the independent laboratories were impaired.  During the year ended December 31, 2016, with CFDA’s tightened scrutiny procedure in connection with its review of production applications and based on the Company’s monitoring and assessment process, the Company determined six advanced payments to six independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories for the years ended December 31, 2017 and 2016 in the amount of $14,183,969 and $3,962,141, respectively.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (the “Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of December 31, 2017 and 2016 which are recorded as other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense of $13,546 was recognized for each of the years ended December 31, 2017 and 2016.

NOTE 7 – NOTES PAYABLE

In November 2014, the Company entered into a line of credit with a bank in the amount of RMB 30,000,000 (approximately $4.5 million). Advances on the line of credit were due one year from the date of the advance and were collateralized by certain land use rights, buildings and accounts receivable and bear interest at an annual rate of 6.16% (based upon 110% of the PRC government’s short term rate of 5.6% in November 2014). In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the line of credit. In November, 2015 the Company renewed its line of credit in the amount of RMB 30,000,000 (approximately $4,498,169 with the same bank. The line of credit was fully paid in two equal installments of RMB 15,000,000 (approximately $2.25 million) payable on September 16, 2016 and October 19, 2016, respectively.

NOTE 8 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a “Banker’s Acceptance Note Agreement” with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes (the “Banker’s Notes”) to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the Banker’s Notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of September 30, 2016. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB 30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the Banker’s Notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. At December 31 2017 and 2016, the Company had outstanding Banker’s Acceptance Notes in the amount of $709,796 and $1,088,879, respectively.

NOTE 9 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility in the aggregate amount of RMB 80,000,000 (approximately $13 million) from a construction loan facility dated June 21, 2013. The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The total loan facility is from the same bank that provided the line of credit as discussed in Note 7.  The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.   On July 10, 2015, 2016 and 2017 the interest rate was adjusted to 5.94%, 5.39% and 5.73%, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. For the years ended December 31, 2017 and 2016, the Company has made all required payments due under the loan. As of December 31, 2017, the Company had no additional amounts available to it under this facility.

Principal payments required for the next five years as of December 31, 2017 are as follows:

Year	Amount
2018	2,305,430
2019	2,305,430
2020	2,305,430
2021	2,305,431
$9,221,721

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2017 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

NOTE 10 – SUBSIDY INCOME

During the years ended December 31, 2017 and 2016, the Company received cash of $0 and $0.34 million related to a subsidy from the government for the technological innovation it has achieved and the industrial upgrading related to its new GMP certified facility. This has been recorded as “Subsidy income” in the accompanying Statement of Operations for the years ended December 31, 2017 and 2016, respectively.

NOTE 11 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

Liabilities are established for uncertain tax positions expected to be taken in income tax return when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2017, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2014 through December 31, 2017 and the Chinese income tax return for the year ended December 31, 2017 are open for possible examination.

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

The Company is located in a special region, which had a 15% corporate income tax rate before the new EIT Law. The new EIT Law abolished the preferential corporate income tax rate in the special region. The Company transitioned to the new 25% tax rate over a five year period which began on January 1, 2008. During 2010, the Company applied for and received a favorable tax rate of 15% for fiscal 2011 through 2013 due to its status in the PRC as a high technology enterprise. In 2013, the Company again applied for and received the same favorable tax rate for 2014 to 2016. The recent net losses have put the Company in an unfavorable position for the potential renewal of “National High-Tech Enterprise” status in 2017. After evaluating the feasibility of the renewal, the Company has decided not to renew this status. Under the current tax law in the PRC, the Company is and will be subject to the following enterprise income tax rates:

Year	Enterprise Income Tax Rate
2016	15%
2017	25%
2018	25%
Thereafter	25%

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016
Current	$-	$-
Deferred	122,631	308,175
Total income tax expense	$122,631	$308,175

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2017	2016
(Benefit) tax at statutory rate of 25%	$(4,788,734)	$(2,218,612)
Effect of tax holiday	-	837,089
Effect of change in tax rate from 15% to 25%	-	(8,094,456)
Other, primarily the difference in U.S. tax rates	8,077	7,903
Change in valuation allowance	4,903,288	9,776,251
Income tax expense	$122,631	$308,175

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

The effect of the tax holiday in 2016 amounted to a change in the tax expense of $837,089, which was equivalent to basic and diluted earnings per share of ($0.01) per share for the year ended December 31, 2016. The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Allowance for doubtful trade receivables	$4,552,432	$3,916,124
Allowance for doubtful other receivables	10,002	17,959
Inventory obsolescence reserve	1,595,671	1,535,660
Expenses not deductible in current year	1,076,126	1,008,350
Advances for intangible assets impairment	4,387,237	793,624
PRC net operating loss carry forward	14,572,439	12,660,410
U.S. net operating loss carry forward	1,076,830	1,520,675
Total deferred income tax assets	27,270,737	21,452,802
Valuation allowance	(27,270,737)	(21,452,802)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$738,175	$572,349

As of December 31, 2017, the Company had net operating loss carryforwards for PRC tax purposes of approximately $58.3 million which are available to offset any future taxable income through 2022. The Company also has net operating losses for United States federal income tax purposes of approximately $5.1 million which are available to offset future taxable income, if any, through 2037.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment. The decrease in the United States federal corporate income tax rate from 34% to 21% for 2018 decreased the valuation allowance related to the U.S. net operating losses by approximately $667,000 at December 31, 2017. There was no liability at December 31, 2017 for the mandatory deemed repatriation tax.

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2017 and 2016.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $27,270,737 and $21,452,802 as of December 31, 2017 and 2016, respectively.

The Company is also subject to various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

 Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through December 31, 2017, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of December 31, 2017 under the Plan.

CHINA PHARM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

There were no securities issued from the Plan during each of the years ended December 31, 2017 and 2016.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 14 – CONCENTRATIONS

For the year ended December 31, 2017, no customer accounted for more than 10.0% of sales and four suppliers accounted for 19.8%, 17.1%, 15.4% and 11.8% of raw material purchases, two customers accounted for 47.4% and 14.0% of accounts receivable, and three different products accounted for 41%, 17% and 16% of revenue.

For the year ended December 31, 2016, no customer accounted for more than 10.0% of sales and one supplier accounted for 21.1% of raw material purchases, one customer accounted for 46.3% of accounts receivable, and three different products accounted for 49.0%, 14.0% and 11.0% of revenue.

