Form 10-Q
period 2018-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2018-08-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of August 9, 2018.

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

The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,935,527	$2,030,214
Restricted cash	1,626,352	709,796
Banker’s acceptances	19,612	39,867
Trade accounts receivable, less allowance for doubtful accounts of $18,238,248 and $18,209,734, respectively	2,367,188	2,293,120
Other receivables, less allowance for doubtful accounts of $40,069 and $40,010, respectively	188,177	162,981
Advances to suppliers	341,200	461,307
Inventory	6,377,507	6,407,155
Prepaid expenses	221,132	185,647
Total Current Assets	13,076,695	12,290,087

Advances for purchases of intangible assets	23,319,133	23,722,954
Property, plant and equipment, net	21,584,492	23,541,003
Intangible assets, net	327,759	398,856
TOTAL ASSETS	$58,308,079	$59,952,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,152,539	$1,141,138
Accrued expenses	195,046	276,368
Other payables	2,682,230	2,858,701
Advances from customers	586,282	581,132
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	2,115,107	2,305,430
Bankers’ acceptance notes payable	1,626,352	709,796
Total Current Liabilities	9,712,123	9,227,132
Non-current Liabilities:
Construction loan facility	6,798,559	6,916,291
Deferred tax liability	772,331	738,175
Total Liabilities	17,283,013	16,881,598
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	4,178,280	5,479,809
Accumulated other comprehensive income	13,213,002	13,957,709
Total Stockholders’ Equity	41,025,066	43,071,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,308,079	$59,952,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue	$3,173,711	$2,917,180	$6,789,395	$6,202,383
Cost of revenue	2,594,230	2,268,823	5,156,214	4,836,173

Gross profit	579,481	648,357	1,633,181	1,366,210

Operating expenses:
Selling expenses	716,220	803,434	1,394,550	1,521,071
General and administrative expenses	353,143	611,951	845,153	1,028,677
Research and development expenses	23,674	21,450	45,887	47,510
Bad debt expense	350,847	364,989	352,681	725,052
Impairment of long term assets	-	977,980	-	977,980
Total operating expenses	1,443,884	2,779,804	2,638,271	4,300,290

Loss from operations	(864,403)	(2,131,447)	(1,005,090)	(2,934,080)

Other income (expense):
Interest income	9,524	16,316	11,818	21,349
Interest expense	(130,580)	(142,205)	(259,682)	(281,169)
Net other expense	(121,056)	(125,889)	(247,864)	(259,820)

Loss before income taxes	(985,459)	(2,257,336)	(1,252,954)	(3,193,900)
Income tax expense	(22,590)	(30,574)	(48,575)	(60,908)
Net loss	(1,008,049)	(2,287,910)	(1,301,529)	(3,254,808)
Other comprehensive income (loss) - foreign currency translation adjustment	(2,418,783)	1,008,890	(744,707)	1,488,482
Comprehensive loss	$(3,426,832)	$(1,279,020)	$(2,046,236)	$(1,766,326)
Loss per share:
Basic and diluted	$(0.02)	$(0.05)	$(0.03)	$(0.07)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,301,529)	$(3,254,808)
Depreciation and amortization	1,714,328	1,628,380
Bad debt expense	352,681	725,052
Deferred income taxes	48,575	60,908
Inventory write off	148,565	-
Impairment of long term assets	-	977,980
Changes in assets and liabilities:
Trade accounts and other receivables	(767,978)	(6,262)
Advances to suppliers	113,520	(9,933)
Inventory	57,850	439,865
Trade accounts payable	35,235	(974,197)
Accrued taxes payable	(94,416)	(144,739)
Other payables and accrued expenses	(157,893)	(87,949)
Advances from customers	15,639	(173,692)
Prepaid expenses	(40,178)	45,817
Net Cash Provided by Operating Activities	124,399	(773,578)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,982)	(51,808)
Net Cash Used in Investing Activities	(29,982)	(51,808)

Cash Flows from Financing Activity:
Payments of construction term loan	(157,071)	(145,750)
Net Cash Used in Financing Activity	(157,071)	(145,750)

Effect of Exchange Rate Changes on Cash	(32,033)	50,900
Net (Decrease) Increase in Cash and Cash Equivalents	(94,687)	(920,236)
Cash and Cash Equivalents at Beginning of Period	2,030,214	2,665,802
Cash and Cash Equivalents at End of Period	$1,935,527	$1,745,566

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$125,716	$410,509

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$965,468	$1,435,381
Accounts receivable collected with banker’s acceptances	268,630	227,274
Inventory purchased with banker’s acceptances	288,982	210,787

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $350,847 and $364,989 for the three months ended June 30, 2018 and 2017, respectively and $352,681 and $725,052 for the six months ended June 30, 2018 and 2017, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for both the three and six months ended June 30, 2018 and 2017, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. There was no impairment loss recognized for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company recognized an impairment loss related to Advances for purchases of intangible assets in the amount of $977,980 as more fully discussed in Note 5.

Property, Plant and Equipment, net – Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred and major improvements are capitalized. Gains or losses on sale, trade-in or retirement are included in operations during the period of disposition. Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

There were no potentially dilutive common shares outstanding during the three and six months ended June 30, 2018 and 2017, respectively.

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

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secured due to the state policy of protecting depositors’ interests. The PRC promulgated a Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. In the event that bankruptcy laws are enacted for banks in the PRC, the Company’s deposits may be at a higher risk of loss.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$4,804,671	$4,733,679
Work in process	245,824	481,863
Finished goods	1,327,012	1,191,613
Total Inventory	6,377,507	6,407,155

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Permit of land use	$425,541	$432,910
Building	9,881,716	10,052,840
Plant, machinery and equipment	27,591,919	28,044,515
Motor vehicle	324,971	330,598
Office equipment	201,602	200,974
Total	38,425,749	39,061,837
Less: accumulated depreciation	(16,841,257)	(15,520,834)
Property Plant and Equipment, net	$21,584,492	$23,541,003

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended June 30, 2018 and 2017, depreciation expense was $819,522 and $770,458, respectively. For the six months ended June 30, 2018 and 2017 depreciation expense was $1,647,471 and $1,535,072.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formulas during the six months ended June 30, 2018 and 2017 and no costs were reclassified from advances to intangible assets during the six months ended June 30, 2018 and 2017, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $33,429 and $42,528, respectively for the three months ended June 30, 2018 and 2017 and $66,857 and $93,308 for the six months ended June 30, 2018 and 2017, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period. Medical formulas typically do not have a residual value at the end of their amortization periods.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three and six months ended June 30, 2018 and 2017.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	June 30,	December 31,
	2018	2017
Gross carrying amount	$5,100,225	$5,188,547
Accumulated amortization	(4,772,466)	(4,789,691)
Net carrying amount	$327,759	$398,856

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

During the second quarter of 2017, based on the Company’s monitoring and assessment process, the Company determined that advance payments to an independent laboratory were impaired.  As a result, the Company recognized an impairment loss for the advance payments made to the laboratory in the amount of $977,980. There was no impairment recognized for the three and six months ended June 30, 2018.

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

As of June 30, 2018, the Company was obligated to pay laboratories and others approximately $1.1 million upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of June 30, 2018 and December 31, 2017 which are recorded as “Other payables – related parties” on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for the three months ended June 30, 2018 and 2017 was $3,386 and $3,386, respectively. Total interest expense for the six months ended June 30, 2018 and 2017 was $6,773 and $6,773, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of June 30, 2018 and December 31, 2017. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of June 30, 2018 and December 31, 2017, the Company had outstanding banker’s acceptance notes in the amount of $1,626,352 and $709,796, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  On July 10, 2015, 2016 and 2017 the interest rate was adjusted to 5.94%, 5.39% and 5.73%, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of June 30, 2018, the Company had no additional amounts available to it under this facility. During the six months ended June 30, 2018, the Company made principal payments in the amount of approximately $157,000 (RMB 1,000,000). During July of 2018, the Company made the required payment of RMB 14,000,000 (approximately $2.1 million).

Principal payments required through the maturity date of July 11, 2021 as of June 30, 2018 are as follows:

Year	Amount
2018	2,115,107
2019	2,266,186
2020	2,266,186
2021	2,266,187
$8,913,666

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of June 30, 2018 and December 31, 2017 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

The provision for income taxes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current	$-	$-	$-	$-
Deferred	22,590	30,574	48,575	60,908
Total income tax expense	$22,590	$30,574	$48,575	$60,908

As of June 30, 2018, the Company had net operating loss carryforwards for PRC tax purposes of approximately $59.1 million which are available to offset any future taxable income through 2022. Approximately $6.4 million of these carryforwards will expire in 2018. The Company also has net operating losses for United States federal income tax purposes of approximately $5.3 million which are available to offset future taxable income, if any, through 2038.

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

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2018 and December 31, 2017.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $28,580,656 and $27,270,737 as of June 30, 2018 and December 31, 2017, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	June 30,	Reporting Date Using
Description	2018	Level 1	Level 2	Level 3
Banker’s acceptance notes	$19,612	$-	$19,612	$-
Total	$19,612	$-	$19,612	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2017	Level 1	Level 2	Level 3
Banker’s acceptance notes	$39,867	$-	$39,867	$-
Total	$39,867	$-	$39,867	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2018, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of June 30, 2018 under the Plan.

There were no securities issued from the Plan during each of the six months ended June 30, 2018 and 2017.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three and six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 13 – CONCENTRATIONS

For the six months ended June 30, 2018, no customer accounted for more than 10% of sales and two customers accounted for 46.4% and 13.7% of accounts receivable. Three suppliers accounted for 21.7% and 18.1% and 14.4%of raw material purchases.

For the six months ended June 30, 2017, no customer accounted for more than 10% of sales and two customers accounted for 46.8% and 13.9% of accounts receivable, respectively. Three suppliers accounted for 25.1%, 19.1% and 16.7% of raw material purchases, respectively.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company’s operations were reviewed by Management subsequent to June 30, 2018 to the date these consolidated financial statements were issued, and have determined we do not have any material subsequent events to disclose in these consolidated financial statements.

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

Business Overview & Recent Developments

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). The Opinions define the object of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, identify pharmaceutical manufacturers as the principal in generic drug consistency evaluations, and set forth corresponding incentives. Subsequently, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs” in May 2016, in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our existing marketed and pipeline products. In this environment, management has assessed each pipeline product based on the adjusted CFDA approval criteria and clinical trial requirements, as well as the estimated additional investment for consistency evaluations, and potential return of investment once launched into the market; and decided to terminate the progression of certain pipeline products. Complying with consistency evaluations has become our core task, and therefore, will have a significant impact on our operations as well as our industrial structure.

Under the requirements of the consistency evaluations policy, the Company actively evaluated the technical difficulty, investment demand, time requirement, and investment return rate of all applicable marketed products and pipeline products. We also actively promoted the compliance process for some key products since 2017.

Increasing our sales remains our top priority. Through the continued implementation of sales promotion, the Company realized sales increases in the first half of 2018 compared to the same period a year ago. Management will continue to vigorously promote sales by actively participating in the recent opening of the new provincial drug tender and participation in drug exhibitions.

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

The status of our pipeline products as of June 30, 2018 remains the same as we reported in our Annual Report on Form 10-K filed with the SEC on April 2, 2018.

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

Related to the above, in order to achieve the objectives of the Healthy China 2030 Plan in the context of an aging population and an improving universal health-care insurance system, we believe that the hygiene spending proportion of total fiscal expenditures by government will increase and that net annual health-care insurance expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of health-care insurance. As a generic drug company we are presented with a huge domestic market, and through further upgrades, especially in compliance with consistency evaluations, we could meet European and American production standards, enabling us to export products to overseas markets.

In August 2015, the State Council promulgated the “Opinions on Examination and the Approval System for the Reform of Drugs and Medical Devices”, which was the prelude to the reform of the drug examination and approval system, the reform of the drug registration system, consistency evaluations of generic drugs, and enhanced drug listing licensing systems, among other reforms in China. The CFDA has also subsequently introduced a number of specific measures and technical details related to various areas of the above-mentioned reforms. These policies may change the existing competition landscape, development methods, and operating patterns and rules of the pharmaceutical industry and may have a significant impact on the strategic choices and future development models of Chinese pharmaceutical companies.

In summary, demand for pharmaceutical products is still experiencing steady growth in China. The ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies are expected to have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to state policy guidance and further evaluate market conditions for our current products, pipeline products, and competition in the market in order to optimize our development strategy.

Results of Operations for the Three Months Ended June 30, 2018

Revenue

Revenue increased by 8.8% to $3.2 million for the three months ended June 30, 2018, as compared to $3.0 million for the three months ended June 30, 2017. This increase was mainly due to market volatility.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
Product Category	2018	2017	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.74	0.45	0.29	66%
Anti-Viral/ Infection & Respiratory	1.47	1.90	-0.44	-23%
Digestive Diseases	0.25	0.13	0.12	91%
Other	0.72	0.44	0.28	62%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/Infection & Respiratory” product category, which generated $1.47 million in sales revenue in the three months ended June 30, 2018 compared to $1.90 million in the same period last year, a decrease of $0.44 million. This decrease was mainly due to the sales decrease of our Cefaclor Dispersible Tablets in this category, which was a result of market fluctuation.

Sales in the “CNS Cerebral & Cardio Vascular” category increased by $0.29 million to $0.74 million in the three months ended June 30, 2018 compared to $0.45 million in the same period last year, which increase was mainly due to an increase in sales of Ozagrel, primarily the result of volatility in market demand.

Our “Other” product category sales increased by $0.28 million to $0.72 million in the three months ended June 30, 2018 from $0.44 million in the same period last year, mainly due to the increase in sales of Vitamin B6 caused by market volatility.

Our “Digestive Diseases” category generated $0.25 million and $0.13 million of sales in the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
Product Category	2018	2017
CNS Cerebral & Cardio Vascular	23%	15%
Anti-Viral/ Infection & Respiratory	46%	65%
Digestive Diseases	8%	5%
Other	23%	15%

For the three months ended June 30, 2018, revenue breakdown by product category had several changes to that of the prior year. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 46% and 65% of total sales in three months ended June 30, 2018 and 2017, respectively. The “CNS Cerebral & Cardio Vascular” category represented 23% of total revenue in the three months ended June 30, 2018, compared to 15% in the three months ended June 30, 2017. The “Other” category represented 23% of total revenue in the three months ended June 30, 2018, compared to 15% in the three months ended June 30, 2017. The “Digestive Diseases” category represented 8% and 5% of total revenue in the three months ended June 30, 2018 and 2017, respectively.

Cost of Revenue

For the three months ended June 30, 2018, our cost of revenue was $2.6 million, or 81.7% of total revenue, which represented an increase of $0.3 million from $2.3 million, or 77.8% of total revenue, in the same period last year.

Gross Profit and Gross Margin

Gross profit was $0.6 million for each of the three months ended June 30, 2018 and 2017. Our gross profit margin in the three months ended June 30, 2018 was 18.3% compared to 22.2% in the same period last year. This decrease was primarily due to more sales of lower margin products in this period compared to the sales performance in the same period last year.

Selling Expenses

Our selling expenses for the three months ended June 30, 2018 were $0.7 million, a decrease of $0.1 million, compared to $0.8 million for the three months ended June 30, 2017. Selling expenses accounted for 22.5% of the total revenue in the three months ended June 30, 2018 compared to 27.5% in the same period last year.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2018 were $0.4 million, which represented a decrease of $0.3 million compared to $0.6 million in the same period last year. General and administrative expenses accounted for 11.1% and 21.0% of our total revenues in three months ended June 30, 2018 and 2017, respectively.

Research and Development Expenses

Our research and development expenses were $0.02 million for each of the three months ended June 30, 2018 and 2017. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof has had and is expected to continue to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not have any further development in the three months ended June 30, 2018.

Bad Debt Expenses

Our bad debt expenses were $0.4 million for each of the three months ended June 30, 2018 and 2017.

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

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $1.4 million and $2.2 million as of June 30, 2018 and December 31, 2017, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
1 - 90 Days	5.0%	3.9%
90 - 180 Days	2.4%	1.6%
180 - 360 Days	2.5%	2.4%
360 - 720 Days	8.6%	13.6%
> 720 Days	81.5%	78.5%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.2 million as of each of June 30, 2018 and December 31, 2017. The changes in the allowances for doubtful accounts during the three months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended
	June 30,
	2018	2017
Balance, Beginning of Period	$18,865,079	$16,161,252
Bad debt expense	350,847	364,989
Foreign currency translation adjustment	-977,678	278,980
Balance, End of Period	$18,238,248	$16,805,221

Impairment of Long-Term Assets

There was no impairment for long-term assets for the three months ended June 30, 2018; and the Company recognized an impairment related to “Advances for purchases of intangible assets” in the amount of $1.0 million for the three months ended June 30, 2017, as the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for a few formulas to the independent laboratories to which the Company had made advances were impaired. There is no such situation during the three months ended June 30, 2018.

Loss from Operations

Our operating loss for the three months ended June 30, 2018 was $0.9 million, compared to an operating loss of $2.1 million in the same period last year.

Net Interest Expense

Net interest expense was $0.1 million for each of the three months ended June 30, 2018 and 2017, respectively.

Income Tax Expense

Our income tax rate for our wholly owned subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd. (“Helpson”) was 25% for each of the three months ended June 30, 2018 and 2017. Our income tax expense was $0.02 million and $0.03 million for the three months ended June 30, 2018 and 2017, respectively. The expense arose as a result of certain deferred tax liabilities recognized in prior years. We renewed our "National High-Tech Enterprise" status with the Chinese government in the third quarter of 2013. With this designation, for the years ending December 31, 2015 and 2016, we enjoyed a preferential tax rate of 15%, which is notably lower than the statutory income tax rate of 25%. However, our recent net loss results have put the Company in an unfavorable position for the potential renewal of "National High-Tech Enterprise" status in 2017, and after evaluating the feasibility of such a renewal, the Company has decided not to renew this status. As a result, Helpson’s tax rate for 2017 and the foreseeable future will be 25%.

Net Loss

Net Loss for the three months ended June 30, 2018 was $1.0 million, compared to net loss of $2.3 million for the three months ended June 30, 2017.

For the three months ended June 30, 2018, loss per basic and diluted common share was $0.02, compared to loss per basic and diluted share of $0.05 for the three months ended June 30, 2017.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for each of the three months ended June 30, 2018 and 2017.

Results of Operations for the Six Months Ended June 30, 2018

Revenue

Revenue increased by 9.5% to $6.8 million for the six months ended June 30, 2018, as compared to $6.2 million for the six months ended June 30, 2017. This increase was mainly due to market volatility.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
Product Category	2018	2017	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.25	0.93	0.32	35%
Anti-Viral/ Infection & Respiratory	3.81	4.08	-0.27	-7%
Digestive Diseases	0.42	0.30	0.12	38%
Other	1.31	0.90	0.42	46%

The most significant revenue increase in terms of dollar amount was in our “Other” product category, which generated $1.31 million in sales revenue in the six months ended June 30, 2018 compared to $0.90 million in the same period a year ago, an increase of $0.42 million. This increase was mainly due to sales increase of Vitamin B6 due to market volatility.

“CNS Cerebral & Cardio Vascular” category, which generated $1.25 million in sales revenue in the six months ended June 30, 2018 compared to $0.93 million in the same period a year ago, an increase of $0.32 million. This increase was mainly due to sales increase of Ozagrel due to market volatility.

Sales of our Digestive Diseases category also increased by $0.12 million to $0.42 million in the six months ended June 30, 2018 from $0.30 million in the same period in 2017, mainly due to the increase in sales of Omeprazole, caused by market volatility.

Sales in the “Anti-Viral/ Infection & Respiratory” category decreased by $0.27 million to $3.81 million in the six months ended June 30, 2018 compared to $4.08 million in the same period in 2017. This decrease was mainly due to sales decrease of Cefaclor due to market volatility.

	Six Months Ended June 30,
Product Category	2018	2017
CNS Cerebral & Cardio Vascular	19%	15%
Anti-Viral/ Infection & Respiratory	56%	66%
Digestive Diseases	6%	5%
Other	19%	14%

For the six months ended June 30, 2018, revenue breakdown by product category showed certain changes compared to that of the same period in 2017. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 56% and 66% of total sales in the six months ended June 30, 2018 and 2017, respectively. The “CNS Cerebral & Cardio Vascular” category represented 19% and 15% of total revenue in the six months ended June 30, 2018 and 2017, respectively. The “Other” category represented 19% and 14% of revenues in 2018 and 2017, respectively. And the “Digestive Diseases” category represented 6% and 5% of total revenue in the six months ended June 30, 2018 and 2017, respectively.

Cost of Revenue

For the six months ended June 30, 2018, our cost of revenue was $5.2 million, or 76% of total revenue, while cost of revenue was $4.8 million, or 78% of total revenue, in the same period in 2017.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2018 was $1.6 million, compared to $1.4 million in the same period in 2017. Our gross profit margin in the six months ended June 30, 2018 was 24.1% compared to 22.0% in the same period in 2017. The increase in our gross profit margin was mainly due to the increase in sales of higher margin products in the first half of 2018.

Selling Expenses

Our selling expenses for the six months ended June 30, 2018 and 2017 were $1.4 million and $1.5 million, respectively. Selling expenses accounted for 20.5% of the total revenue in the six months ended June 30, 2018 compared to 24.5% in the same period in 2017.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2018 were $0.8 million, which represented a decrease of $0.2 million compared to $1.0 million in the same period in 2017. General and administrative expenses accounted for 12.4% and 16.6% of our total revenues in the six months ended June 30, 2018 and 2017, respectively.

Research and Development Expenses

Our research and development expenses for each of the six months ended June 30, 2018 and 2017 were $0.05 million. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof has had and is expected to continue to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not have any further development in the first half in 2018.

Bad Debt Expenses

Our bad debt expenses for the six months ended June 30, 2018 was $0.4 million, which represented a decrease of $0.4 million compared to $0.7 million in the same period in 2017. The decrease in our bad debt expenses was mainly due to the improvement in our collection of accounts receivable in the first half of 2018.

The changes in the allowances for doubtful accounts during the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended
	June 30,
	2018	2017
Balance, Beginning of Period	$18,209,734	$15,664,479
Bad debt expense (benefit)	352,681	725,052
Foreign currency translation adjustment	-324,167	415,690
Balance, End of Period	$18,238,248	$16,805,221

Loss from Operations

Our operating loss for the six months ended June 30, 2018 was $1.0 million, compared to an operating loss of $3.0 million in the same period in 2017.

Net Interest Expense

Net interest expense for the six months ended June 30, 2018 was $0.2 million, compared to $0.3 million for the same period in 2017.

Income Tax expense

Our income tax rate for our wholly owned subsidiary, Helpson, was 25% for each of the six months ended June 30, 2018 and 2017. Our income tax expense was $0.05 million for the six months ended June 30, 2018 and $0.06 million for the same period in2017. Helpson’s tax rate for 2018 and the foreseeable future will be 25%.

Net Loss

Net Loss for the six months ended June 30, 2018 was $1.3 million, compared to net loss of $3.3 million in the same period a year ago. The decrease in net loss was mainly the result of increase in revenue and decreased expenses in the six months ended June 30, 2018.

For the six months ended June 30, 2018, loss per basic and diluted common share was $0.03, compared to loss per basic and diluted common share of $0.07 for the six months ended June 30, 2017.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for each of the six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our cash and cash equivalents were $1.9 million, representing 3.3% of our total assets as of June 30, 2018, as compared to $2.0 million, representing 3.4% of our total assets as of December 31, 2017. All of the $1.9 million of cash and cash equivalents as of June 30, 2018 is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and is not expected to be available for payment of dividends or for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount was RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of July 31, 2018, we have repaid RMB35 million (approximately $5.1 million) towards the principal of the construction loan per the repayment schedule. The current portion of the construction loan facility is $2.1 million as of June 30, 2018. The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for consistency evaluation, and new formula acquisitions for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include debt and/or equity financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.1 million in the six months ended June 30, 2018, compared to $0.8 million used by operating activities for the same period in 2017.

As of June 30, 2018, our net accounts receivable was $2.4 million, an increase of $0.1 million from $2.3 million as of December 31, 2017.

Total inventory was $6.4 million as of each of June 30, 2018 and December 31, 2017.

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $0.03 million compared to $0.05 million for the six months ended June 30, 2017.

Financing Activities

Cash flow used in financing activities was $0.2 million in the six months ended June 30, 2018, compared to $0.1 million in the six months ended June 30, 2017. The financing activities that occurred in the six months ended June 30, 2018 were primarily related to the scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and as discussed in Note 8 to the consolidated financial statements.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of June 30, 2018 and December 31, 2017, the net assets of Helpson were $38,078,000 and $40,034,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) as of June 30, 2018 and December 31, 2017, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 21.4% and 20.3%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Commitments

As of June 30, 2018, we were obligated to pay laboratories and other service providers approximately $1.1 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval for our medical formulas.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting with respect to our lack of accounting financial reporting personnel knowledgeable in U.S. GAAP as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 2, 2018. Notwithstanding these material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2018	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	President and Chief Executive Officer (principal executive officer)

Date: August 14, 2018	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document
101.SCH -	XBRL Taxonomy Extension Schema Document
101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB -	XBRL Taxonomy Extension Label Linkbase Document
101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document