Form 10-Q
period 2018-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2018-11-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $.001 par value, were outstanding as of November 9, 2018.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

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

The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$667,629	$2,030,214
Restricted cash	1,476,344	709,796
Banker’s acceptances	-	39,867
Trade accounts receivable, less allowance for doubtful accounts of $18,658,490 and $18,209,734, respectively	793,779	2,293,120
Other receivables, less allowance for doubtful accounts of $39,323 and $40,010, respectively	177,314	162,981
Advances to suppliers	332,698	461,307
Inventory	6,099,999	6,407,155
Prepaid expenses	162,628	185,647
Total Current Assets	9,710,391	12,290,087

Advances for purchases of intangible assets	22,478,660	23,722,954
Property, plant and equipment, net	20,056,635	23,541,003
Intangible assets, net	289,054	398,856
TOTAL ASSETS	$52,534,740	$59,952,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$588,717	$1,141,138
Accrued expenses	182,692	276,368
Other payables	3,347,444	2,858,701
Advances from customers	632,852	581,132
Other payables - related parties	1,354,567	1,354,567
Current portion of construction loan facility	2,184,508	2,305,430
Bankers’ acceptance notes payable	1,476,344	709,796
Total Current Liabilities	9,767,124	9,227,132
Non-current Liabilities:
Construction loan facility	4,369,016	6,916,291
Deferred tax liability	765,477	738,175
Total Liabilities	14,901,617	16,881,598
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained earnings	2,321,761	5,479,809
Accumulated other comprehensive income	11,677,578	13,957,709
Total Stockholders’ Equity	37,633,123	43,071,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,534,740	$59,952,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$2,298,472	$3,162,222	$9,087,867	$9,364,605
Cost of revenue	1,785,927	2,740,683	6,942,141	7,576,856
Gross profit	512,545	421,539	2,145,726	1,787,749
Operating expenses:
Selling expenses	925,654	686,825	2,320,204	2,207,896
General and administrative expenses	327,161	348,963	1,172,314	1,377,640
Research and development expenses	62,059	27,543	107,946	75,053
Bad debt expense	1,129,105	229,466	1,481,786	954,518
Impairment of long term assets	-	1,184,103	-	2,162,083
Total operating expenses	2,443,979	2,476,900	5,082,250	6,777,190

Loss from operations	(1,931,434)	(2,055,361)	(2,936,524)	(4,989,441)

Other income (expense):
Interest income	16,113	21,947	27,931	43,296
Interest expense	(101,683)	(130,816)	(361,365)	(411,985)
Net other expense	(85,570)	(108,869)	(333,434)	(368,689)
Loss before income taxes	(2,017,004)	(2,164,230)	(3,269,958)	(5,358,130)
Income tax benefit (expense)	160,485	(31,198)	111,910	(92,106)
Net loss	(1,856,519)	(2,195,428)	(3,158,048)	(5,450,236)
Other comprehensive income - foreign currency translation adjustment	(1,535,424)	2,083,398	(2,280,131)	3,571,880
Comprehensive income (loss)	$(3,391,943)	$(112,030)	$(5,438,179)	$(1,878,356)
Loss per share:
Basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.13)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,158,048)	$(5,450,236)
Depreciation and amortization	2,499,114	2,447,866
Bad debt expense	1,481,786	954,518
Deferred income taxes	69,614	92,106
Impairment of long term assets	-	2,162,083
Changes in assets and liabilities:
Trade accounts and other receivables	(514,428)	21,325
Advances to suppliers	106,981	(251,306)
Inventory	471,995	1,237,573
Trade accounts payable	(516,263)	(1,303,944)
Accrued taxes payable	(114,432)	1,719
Other payables and accrued expenses	580,689	188,557
Advances from customers	86,675	(265,092)
Prepaid expenses	14,005	69,284
Net Cash Provided by (Used In) Operating Activities	1,007,688	(95,547)

Cash Flows from Investing Activities:
Purchases of property and equipment	(33,332)	(67,324)
Net Cash Used in Investing Activities	(33,332)	(67,324)

Cash Flows from Financing Activity:
Payments of construction term loan	(2,303,410)	(1,469,349)
Net Cash Used in Financing Activity	(2,303,410)	(1,469,349)

Effect of Exchange Rate Changes on Cash	(33,531)	90,857
Net (Decrease) Increase in Cash and Cash Equivalents	(1,362,585)	(1,541,363)
Cash and Cash Equivalents at Beginning of Period	2,030,214	2,665,802
Cash and Cash Equivalents at End of Period	$667,629	$1,124,439

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$351,206	$410,509

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$847,527	$126,652
Accounts receivable collected with banker’s acceptances	462,642	366,889
Inventory purchased with banker’s acceptances	502,473	344,848

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $1,129,105 and $229,566 for the three months ended September 30, 2018 and 2017, respectively and $1,481,786 and $954,518 for the nine months ended September 30, 2018 and 2017, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for both the three and nine months ended September 30, 2018 and 2017, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. There was no impairment loss recognized for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized impairment losses related to Advances for purchases of intangible assets in the amount of $1,184,103 and $2,162,083 as more fully discussed in Note 5.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

There were no potentially dilutive common shares outstanding during the three months and nine ended September 30, 2018 and 2017, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$4,085,260	$4,733,679
Work in process	146,708	481,863
Finished goods	1,868,031	1,191,613
Total Inventory	6,099,999	6,407,155

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Permit of land use	$410,203	$432,910
Building	9,525,558	10,052,840
Plant, machinery and equipment	26,600,697	28,044,515
Motor vehicle	313,258	330,598
Office equipment	194,898	200,974
Total	37,044,614	39,061,837
Less: accumulated depreciation	(16,987,979)	(15,520,834)
Property, plant and equipment, net	$20,056,635	$23,541,003

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life – years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended September 30, 2018 and 2017, depreciation expense was $942,555 and $779,856, respectively. For the nine months ended September 30, 2018 and 2017 depreciation expense was $2,405,396 and $2,314,928.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formulas during the nine months ended September 30, 2018 and 2017 and no costs were reclassified from advances to intangible assets during the nine months ended September 30, 2018 and 2017, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $26,861 and $39,630, respectively for the three months ended September 30, 2018 and 2017 and $93,718 and $132,938 for the nine months ended September 30, 2018 and 2017, respectively, and was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three and nine months ended September 30, 2018 and 2017.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2018	2017
Gross carrying amount	$4,916,402	$5,188,547
Accumulated amortization	(4,627,348)	(4,789,691)
Net carrying amount	$289,054	$398,856

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

During 2017, based on the Company’s monitoring and assessment process, the Company determined that advance payments made to independent laboratories were impaired.  As a result, the Company recognized an impairment loss in the amount of $1,184,103 and $2,162,083 for the three and nine months ended September 30, 2017. There was no impairment loss recognized for the three and nine months ended September 30, 2018.

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

As of September 30, 2018, the Company was obligated to pay laboratories and others approximately $1.1 million upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of September 30, 2018 and December 31, 2017 which are recorded as Other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for the three months ended September 30, 2018 and 2017 was $3,386 and $3,386. Total interest expense for the nine months ended September 30, 2018 and 2017 was $10,159 and $10,159, respectively.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of September 30, 2018 and December 31, 2017. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. At September 30, 2018 and December 31, 2017, the Company had outstanding banker’s acceptance notes in the amount of $1,476,344 and $709,796, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  On July 10, 2016, 2017 and 2018 the interest rate was adjusted to 5.39%, 5.73% and 5.73%, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the balance of the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2022 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of September 30, 2018, the Company had no additional amounts available to it under this facility. During the nine months ended September 30, 2018, the Company made principal payments in the amount of $2,303,410 (RMB 15,000,000).

Principal payments required for the remaining term of the loan facility as of September 30, 2018 are as follows:

Year	Amount
2018	-
2019	2,184,508
2020	2,184,508
2021	2,184,508
$6,553,524

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of September 30, 2018 and December 31, 2017 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

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

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

The provision for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current	$(181,524)	$-	$(181,524)	$-
Deferred	21,039	31,198	69,614	92,106
Total income tax expense	$(160,485)	$31,198	$(111,910)	$92,106

As of September 30, 2018, the Company had net operating loss carryforwards for PRC tax purposes of approximately $57.8 million which are available to offset any future taxable income through 2022. Approximately $6.1 million of these carryforwards will expire in 2018. The Company also has net operating losses for United States federal income tax purposes of approximately $5.3 million which are available to offset future taxable income, if any, through 2038. During quarter ending September 30, 2018, the Company received a refund related to its 2013 PRC tax return in the amount of $181,524.

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

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2018 and December 31, 2017.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $26,726,483 and $27,270,737 as of September 30, 2018 and December 31, 2017, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

	December 31,	Fair Value Measurements at Reporting Date Using
Description	2017	Level 1	Level 2	Level 3
Banker’s acceptance notes	$39,867	$-	$39,867	$-
Total	$39,867	$-	$39,867	$-

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2018, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of September 30, 2018 under the Plan.

There were no securities issued from the Plan during each of the nine months ended September 30, 2018 and 2017.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 13 – CONCENTRATIONS

For the nine months ended September 30, 2018, no customer accounted for more than 10% of sales and two customers accounted for 47.3% and 14.0% of accounts receivable. Three suppliers accounted for 23.6%, 20.5% and 13.5% of raw material purchases.

For the nine months ended September 30, 2017, no customer accounted for more than 10% of sales and two customers accounted for 47% and 14% of accounts receivable, respectively. Four suppliers accounted for 21.1%, 17.4%, 15.3% and 14.7% of raw material purchases.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company’s operations were reviewed by Management subsequent to September 30, 2018 to the date these consolidated financial statements were issued, and have determined we do not have any material subsequent events to disclose in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report with respect to our financial condition, and results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project”, “could”, “may” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers of the forward-looking statements that any such statements that are contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors. Such factors include, but are not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, products and other factors, some of which are described in this report and some of which are discussed in our other periodic filings with the Securities and Exchange Commission. These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks that our company faces, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward- looking statements made in connection with this report that are attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates, or to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Business Overview & Recent Developments

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). The Opinions define the objectives of evaluations and establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, identify pharmaceutical manufacturers as the principal in generic drug consistency evaluations, and set forth corresponding incentives. Subsequently, the CFDA issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs” in May 2016, in order to further elaborate on assessment processes and related technical rules. Consistency evaluations apply to the majority of our existing marketed and pipeline products. In this environment, management has assessed each pipeline product based on the adjusted CFDA approval criteria and clinical trial requirements, the estimated additional investment needed for consistency evaluations, and the potential return of investment once launched into the market. As a result, management decided to terminate the progression of certain pipeline products. Complying with consistency evaluations has become our core task, and therefore, it will have a significant impact on our operations as well as our industrial structure.

Under the requirements of the consistency evaluations policy, the Company actively evaluated the technical difficulty, investment demand, time requirement, and investment return rate of all applicable marketed products and pipeline products. We have also actively promoted the compliance process for some key products since 2017.

Increasing our sales remains our top priority. We experienced certain market fluctuations in the third quarter of 2018, but through the continued implementation of sales promotions, our sales revenue in the first nine months of 2018 was comparable to the same period a year ago. Management will continue to vigorously promote sales by actively participating in the recent opening of the new provincial drug tender and by participating in drug exhibitions.

In order to support our existing products package, we remain focused on pipeline development. We have experienced delays in obtaining approval for certain products in our pipeline because of revisions of and enhancements to CFDA approval criteria and processes. These revisions have resulted in additional supplemental materials and trials, higher costs, and longer approval times for certain applications.

The status of our pipeline products as of September 30, 2018 remains the same as we reported in our Annual Report on Form 10-K, filed with the SEC on April 2, 2018.

Market Trends

The rapid development of the pharmaceutical industry in China has been driven by the continuous growth of total healthcare costs, the establishment and improvement of the universal health-care insurance system, increases in medical expenditures per capita, the aging population, and changes in the disease spectrum. However, development has also been negatively impacted by factors like health-care insurance cost controls and price pressure in drug tenders in recent years.

The Central Committee Political Bureau of the Communist Party of China approved the “Healthy China 2030 Plan” in August 2016, which proposed to reduce personal hygiene spending to approximately 28% of total healthcare expenditures by 2020, and 25% of total healthcare expenditures by 2030.

Related to the above, in order to achieve the objectives of the Healthy China 2030 Plan in the context of an aging population and an improving universal health-care insurance system, we believe that the hygiene spending proportion of total fiscal expenditures by the government will increase, and that net annual health-care insurance expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of health-care insurance. As a generic drug company, we are presented with a huge domestic market, and through further upgrades, especially in compliance with consistency evaluations, we could meet European and American production standards, thus enabling us to export products to overseas markets.

In August 2015, the State Council promulgated the “Opinions on Examination and the Approval System for the Reform of Drugs and Medical Devices”, which was the prelude to the reforms of the drug examination and approval, and drug registration systems, consistency evaluations of generic drugs, and enhanced drug listing licensing systems, among other reforms in China. The CFDA has also subsequently introduced a number of specific measures and technical details related to various areas of the above-mentioned reforms. These policies may change the existing competition landscape, development methods, and operating patterns and rules of the pharmaceutical industry, and may have a significant impact on the strategic choices and future development models of Chinese pharmaceutical companies.

In summary, demand for pharmaceutical products is still experiencing steady growth in China. The ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies are expected to have major effects on the future development of our industry, and may change its business patterns. We will continue to actively adapt to state policy guidance and further evaluate market conditions for our current products, pipeline products, and competition in the market, in order to optimize our development strategy.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Under the industrial reform and modification background guided by the government’s healthcare reform policies, we have actively completed the new GMP upgrades for the majority of our current production facilities, and have been aggressively promoting our sales to regain our original market shares. Although there has been no immediate reversal of sales trends so far, due to the special characteristics of pharmaceutical industry, we strongly believe that our current operations and financial position will allow us to have a foundation for steady business growth in the future.

Net loss for the three months ended September 30, 2018 was $1.9 million, compared to net loss of $2.2 million for three months ended September 30, 2017. The change in the net result was mainly due to the decrease in revenue, and the increase in selling expenses was offset by the decrease in impairment of long term assets in the third quarter of 2018, as compared to the same period of 2017.

Revenue

Revenues were $2.3 million and $3.2 million for the three months ended September 30, 2018 and 2017 respectively.

Sales Revenue by Major Category (Dollars in Millions)

Set forth below are our revenues by product category in millions USD for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
Product Category	2018	2017	Net Change	% Change
CNS Cerebral & Cardio Vascular	$0.43	$0.48	$-0.05	-11%
Anti-Viro/ Infection & Respiratory	$1.16	$1.67	$-0.51	-30%
Digestive Diseases	$0.16	$0.31	$-0.15	-48%
Other	$0.54	$0.70	$-0.16	-23%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viro/Infection & Respiratory” category, which has decreased by $0.51 million to $1.16 million in the third quarter of 2018 as compared to $1.67 million in the same period of 2017. This decrease was mainly a result of the decrease in sales of Cefaclor, due to market fluctuation.

The “Other” product category generated $0.54 million in sales revenue in the third quarter of 2018, which has decreased by $0.16 million as compared to $0.70 million in the same period of 2017. This decrease was mainly a result of the decrease in sales of Vitamin B6, due to market fluctuation.

Our “Digestive Diseases” category generated $0.16 million in sales revenue in the third quarter of 2018, as compared to $0.31 million in the same period of the previous year, which represented a decrease of $0.15 million.

Sales in our “CNS Cerebral & Cardio Vascular” category generated $0.43 million in sales revenue in the third quarter of 2018, as compared to $0.48 million in the same period of 2017, a decrease of $0.05 million.

	Three Months Ended September 30,
Product Category	2018	2017
CNS Cerebral & Cardio Vascular	19%	15%
Anti-Viro/ Infection & Respiratory	51%	53%
Digestive Diseases	7%	10%
Other	23%	22%

For the three months ended September 30, 2018, revenue breakdown by product category remained comparable to that of the prior year. Sales of the “Anti-Viro/Infection & Respiratory” products category represented 51% and 53% of total sales in the three months ended September 30, 2018 and 2017. The “Other” category represented 23% and 22% of total sales in the three months ended September 30, 2018 and 2017. The “CNS, Cerebral & Cardio Vascular” category represented 19% and 15% of total sales in the three months ended September 30, 2018 and 2017. The “Digestive Diseases” category represented 7% and 10% of total revenue in the third quarter of 2018 and 2017.

Cost of Revenue

For the three months ended September 30, 2018, our cost of revenue was $1.8 million, or 77.7% of total revenue. In the same period of 2017, our cost of revenue was $2.7 million, or 86.7% of total revenue.

Gross Profit and Gross Margin

Gross profit was $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. Our gross profit margin in the third quarter of 2018 was 22.3%, compared to 13.3% in the same period 2017.

Selling Expenses

Our selling expenses for the three months ended September 30, 2018 were $0.9 million, which accounted for 40.3% of the total revenue in the third quarter of 2018. For the same period in 2017, our selling expenses were $0.7 million, which accounted for 21.7% of the total revenue in the third quarter of 2017. When comparing selling expenses in 2018 to those in 2017, the increase in the percentage of selling expenses to total revenue was mainly due to the decrease in revenue in this quarter, along with many adjustments in our selling processes under healthcare reform policies. Despite the decrease in sales, we still need to maintain personnel and continue our sales activities to support the sales and collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2018 and September 30, 2017, were both $0.3 million. General and administrative expenses accounted for 14.2% and 11.0% of our total revenues in the third quarters of 2018 and 2017, respectively.

Research and Development Expenses

Our research and development expenses were $0.06 million and $0.03 million for the three months ended September 30, 2018 and 2017, respectively. Research and development expenses accounted for 2.7% and 0.9% of our total revenues in the third quarters of 2018 and 2017, respectively.

Bad Debt Expense

Our bad debt expense for the three months ended September 30, 2018 was $1.1 million, compared to $0.2 million in the three months ended September 30, 2017. The change was due to significant amounts of accounts receivable that were one to two years old in the second quarter of 2018 turning into over 2 years old in the third quarter of 2018. Those accounts’ related percentage for bad debt allowance changed to 100% from 70% per our accounting policy, as stated below.

In general, our regular credit or payment terms offered to customers are 90 days. This has not changed in recent years. Due to the peculiarity of the Chinese pharmaceutical market environment, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors who sell our products to mostly government-backed hospitals. Therefore, the receivables from our customers tend to remain outstanding for long periods of time.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 90 days old) was $0.5 million and $2.2 million as of September 30, 2018 and December 31, 2017, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable, as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
1 – 90 Days	2.1%	3.9%
90 – 180 Days	1.4%	1.6%
180 – 360 Days	1.0%	2.4%
360 – 720 Days	0.2%	13.6%
> 720 Days	95.3%	78.5%
Total	100.0%	100.0%

Our bad debt allowance estimate is currently the sum of 10% of accounts receivable that are less than 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expense per actual write-offs, as well as the changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.7 million and $18.2 million as of September 30, 2018 and December 31, 2017, respectively.

Impairment of Long-Term Assets

There was no impairment of long term assets in the third quarter of 2018. During the third quarter of 2017, however, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories, and determined that advances made by the Company for two formulas to two independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $1.2 million for the three months ended September 30 2017.

Loss from Operations

Our operating loss was $1.9 million and $2.1 million for the three months ended September 30, 2018 and 2017.

Interest Expense

Interest expense was $0.1 million for both of the three months ended September 30, 2018 and 2017.

Income Tax Expense (Benefit)

Our income tax rate for our wholly owned subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd., was 25% for both the three months ended September 30, 2018 and 2017. Our income tax benefit was $0.16 million for the three months ended September 30, 2018, and our income tax expense was $0.03 for the three months ended September 30, 2017. We received a tax refund of RMB 1.2 million (approximately $ 0.2 million) from the Chinese tax bureau in the three months ended September 30, 2018, due to us overpaying income tax in 2013. Helpson’s tax rate for 2017, 2018 and the foreseeable future will be 25%.

Net Loss

Net loss for three months ended September 30, 2018 was $1.9 million, compared to net loss of $2.2 million for the three months ended September 30, 2017. The change in the net result was mainly due to the decrease in revenue, and the increase in selling expenses being offset by a decrease in impairment of long term assets in the third quarter of 2018, as compared to the same period of 2017.

For the three months ended September 30, 2018 and 2017, loss per basic and diluted common share was $0.04 and $0.05, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended September 30, 2018 and 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Revenue

For the nine months ended September 30, 2017, our sales revenue was $9.1 million, which represented a decrease of $0.3 million, or 3.0%, from the $9.4 million in the corresponding period of 2017.

Set forth below are our revenues by product categories in millions USD for each of the nine months ended September 30, 2018 and 2017.

Sales Revenue by Major Category (Dollars in Millions)

	Nine Months Ended September 30,
Product Category	2018	2017	Net Change	% Change
CNS Cerebral & Cardio Vascular	$1.68	$1.41	$0.27	19%
Anti-Viro/ Infection & Respiratory	$4.97	$5.75	$-0.78	-14%
Digestive Diseases	$0.58	$0.61	$-0.03	-5%
Other	$1.85	$1.60	$0.25	16%

The most significant decrease in revenue in terms of dollar amount was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $4.97 million in sales revenue in the nine months ended September 30, 2018, compared to $5.75 million in the nine months ended September 30, 2017, a decrease of $0.78 million. This decrease was mainly caused by the decrease in sales of Cefactor, due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” category generated $1.68 million of sales in the nine months ended September 30, 2018, compared to $1.41 million in the same period of 2017, which represented an increase of $0.27 million. This increase was mainly a result of an increase in sales of Alginic Sodium Diester Injection and Gastrodin Injection, due to market fluctuation.

Our “Other” category increased by $0.25 million to $1.85 million in the nine months ended September 30, 2018, compared to $1.60 million in the same period of 2017. This increase was mainly a result of an increase in sales of Vitamin B6 for Injection, due to market fluctuation.

Sales of the “Digestive Diseases” generated $0.58 million and $0.61 million in the nine months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
Product Category	2018	2017
CNS Cerebral & Cardio Vascular	19%	15%
Anti-Viro/ Infection & Respiratory	55%	61%
Digestive Diseases	6%	6%
Other	20%	17%

For the nine months ended September 30, 2018, revenue breakdown by product category showed certain changes as compared to that of the prior year. Sales of the “Anti-Viro/Infection & Respiratory” products category represented 55% and 61% of total sales in the first nine months ended September 30, 2018 and 2017. The “Other” category represented 20% and 17% of total sales in the first nine months ended September 30, 2018 and 2017. The “CNS, Cerebral & Cardio Vascular” category represented 19% and 15% of total sales in the first nine months ended September 30, 2018 and 2017. The “Digestive Diseases” category represented 6% of total revenue in both of the first nine months ended September 30, 2018 and 2017, respectively.

Cost of Revenue

For the nine months ended September 30, 2018, our cost of revenue was $7.0 million, or 76.4% of total revenue. This represented a decrease of $0.6 million from $7.6 million, or 80.9% of total revenue, in the same period of 2017. The decrease in cost of revenue in the nine months ended September 30, 2018 was mainly a result of the decrease in revenue, as well as the increase in efficiency of raw material consumption, due to our machinery and equipment running more smoothly.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2018 was $2.1 million, compared to $1.8 million in the same period of 2017. Gross profit margins for the nine months ended September 30, 2018 and 2017 were 24% and 19%, respectively.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2017 were $2.3 million, compared to $2.2 million for the same period of 2017. Selling expenses accounted for 25.5% and 23.6% of the total revenue in the first nine months of 2018 and 2017 respectively. Despite the decrease in sales, we still rely on comparable amounts personnel and have the same amount of expenses to support our sales and collection of accounts receivable. In addition, once we receive a new GMP certificate for our new building, we intend to recover our market share, which will require additional selling expenses and marketing efforts.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2018 and 2017 were $1.2 million and $1.4 million, respectively.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2018 and 2017 were both $0.1 million.

Bad Debt Expenses

Our bad debt expenses for the nine months ended September 30, 2018 were $1.5 million, compared to $1.0 million for nine months ended September 30, 2017. Please see additional discussion of bad debt and accounts receivable in the section above named “Bad Debt Benefit”. The changes in the allowance for doubtful accounts during the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended
	September 30,
	2018	2017
Balance, Beginning of Period	$18,209,734	$15,664,496
Bad debt expense	1,481,786	954,518
Foreign currency translation adjustment	-1,033,030	1,022,421
Balance, End of Period	$18,658,490	$17,641,435

Impairment of Long-Term Assets

During the nine months ended September 30, 2018, there was no impairment of long-term assets. During the nine months ended September 30, 2017, however, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories, and determined that the advances made by the Company for three formulas to two of the independent laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories in the amount of $2.2 million.

Loss from Operations

Our operating loss for the nine months ended September 30, 2018 was approximately $2.9 million, compared to $5.0 million for the same period of 2017.

Income Tax Expense (Benefit)

Our income tax rate for our wholly owned subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd., was 25% for both the nine months ended September 30, 2018 and 2017. Our income tax benefit was $0.11 million for the nine months ended September 30, 2018, and our income tax expense was $0.09 for the three months ended September 30, 2017. We received a tax refund of RMB 1.2 million (approximately $ 0.2 million) from the Chinese tax bureau in the nine months ended September 30, 2018, due to us overpaying income tax in 2013. Helpson’s tax rate for 2017, 2018 and the foreseeable future will be 25%.

Net Loss

Our net losses for the nine months ended September 30, 2018 and 2017 were $3.2 million and $5.5 million, respectively, which represented an improvement of $2.3 million for the period in 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations and short-term bank loans. Our cash and cash equivalents were $0.7 million, which represents 1.3% of our total assets as of September 30, 2018, as compared to $2.0 million, which represents 3.4% of our total assets as of December 31, 2017. All of the $0.7 million in cash and cash equivalents as of September 30, 2018 is considered to be reinvested indefinitely in Helpson and is not expected to be available for payment of dividends, or for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of September 30, 2018, we have accumulatively repaid the principal of RMB 35 million (approximately $5.1 million) of the construction loans, per the payback schedule.. The current balance of the construction loan facility is $2.2 million as of September 30, 2018. The cash flow generated from operating activities was used to fund our daily operating expenses as well as repayment of our loan facility.

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

Operating Activities

Net cash generated by operating activities was $1.0 million in the nine months ended September 30, 2018, compared to net cash of $0.1 million used in the nine months ended September 30, 2017.

As of September 30, 2018, our net accounts receivable was $0.8 million, compared to $2.3 million as of December 31, 2017.

As of September 30, 2018, inventory was $6.1 million, compared to $6.4 million as of December 31, 2017.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $0.03 million, compared to $0.07 million for the nine months ended September 30, 2017.

Financing Activities

Cash used in financing activities was $2.3 million in the nine months ended September 30, 2018, which related to the payment of the construction term loan. Cash used in financing activities was $1.5 million in the nine months ended September 30, 2017, which related to the payment of the construction term loan.

According to relevant PRC laws, companies registered in the PRC (including our PRC subsidiary, Helpson) are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of September 30, 2018 and December 31, 2017, the net assets of Helpson were $34,717,000 and $40,034,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that were designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, were $8,145,000 and $8,145,000 (50% of registered capital) as of September 30, 2018 and December 31, 2017, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 23.5% and 20.3%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Commitments

As of September 30, 2018, we were obligated to pay laboratories and others approximately $1.1 million over the next four years, upon completion of the various phases of contracts to provide CFDA production approval of medical formulas.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2018	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	President and Chief Executive Officer (principal executive officer)

Date: November 14, 2018	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document