Form 10-Q
period 2019-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2019-05-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPHI	NYSE American

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $0.001 par value, were outstanding as of May 9, 2019.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive income (loss), statements of stockholders’ equity and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$961,277	$1,186,587
Restricted cash	976,622	1,273,940
Banker’s acceptances	51,424	20,579
Trade accounts receivable, less allowance for doubtful accounts of $18,295,892 and $17,815,075, respectively	845,401	916,931
Other receivables, less allowance for doubtful accounts of $7,187 and $34,884, respectively	225,010	170,098
Advances to suppliers	108,454	47
Inventory	4,934,248	5,054,975
Prepaid expenses	118,701	123,759
Total Current Assets	8,221,137	8,746,916

Advances for purchases of intangible assets	17,490,101	17,069,587
Property and equipment, net	19,067,032	19,294,379
Operating lease right of use asset	212,587	-
Intangible assets, net	250,266	266,443
TOTAL ASSETS	$45,241,123	$45,377,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,093,182	$1,060,934
Accrued expenses	117,241	310,804
Other payables	2,838,847	3,065,508
Advances from customers	526,247	525,647
Other payables - related parties	1,518,756	1,633,263
Operating lease liability, current portion	91,597	-
Current portion of construction loan facility	2,086,092	2,181,360
Bankers’ acceptance notes payable	976,622	1,273,940
Total Current Liabilities	9,248,584	10,051,456
Non-current Liabilities:
Construction loan facility	4,470,197	4,362,720
Operating lease liability, net of current portion	122,229	-
Deferred tax liability	783,204	764,374
Total Liabilities	14,624,214	15,178,550
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Accumulated deficit	(5,688,089)	(5,270,358)
Accumulated other comprehensive income	12,671,214	11,835,349
Total Stockholders’ Equity	30,616,909	30,198,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,241,123	$45,377,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Revenue	$2,929,273	$3,615,684
Cost of revenue	2,272,743	2,561,984
Gross profit	656,530	1,053,700
Operating expenses:
Selling expenses	478,691	678,330
General and administrative expenses	428,817	492,010
Research and development expenses	69,918	22,213
Bad debt expense	13,312	1,834
Total operating expenses	990,738	1,194,387
Loss from operations	(334,208)	(140,687)
Other income (expense):
Interest income	3,257	2,294
Interest expense	(86,780)	(129,102)
Net other expense	(83,523)	(126,808)
Loss before income taxes	(417,731)	(267,495)
Income tax expense	-	(25,985)
Net loss	(417,731)	(293,480)
Other comprehensive income - foreign currency translation adjustment	835,865	1,674,076
Comprehensive income (loss)	$418,134	$1,380,596
Loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, January 1, 2018	43,579,557	43,580	23,590,204	5,479,809	13,957,709	43,071,302
Net loss for the three months ended March 31, 2018				(293,480)		(293,480)
Foreign currency translation adjustment					1,674,076	1,674,076
Balance, March 31, 2018	43,579,557	43,580	23,590,204	5,186,329	15,631,785	44,451,898

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	43,579,557	43,580	23,590,204	(5,270,358)	11,835,349	30,198,775
Net loss for the three months ended March 31, 2019				(417,731)		(417,731)
Foreign currency translation adjustment					835,865	835,865
Balance, March 31, 2019	43,579,557	43,580	23,590,204	(5,688,089)	12,671,214	30,616,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(417,731)	$(293,480)
Depreciation and amortization	795,483	861,430
Bad debt expense	13,312	1,834
Deferred income taxes	-	25,985
Non cash lease expense	1,233	-
Changes in assets and liabilities:
Trade accounts and other receivables	(145,935)	(266,479)
Advances to suppliers	(107,839)	(237,165)
Inventory	389,589	427,741
Trade accounts payable	6,079	196,434
Accrued taxes payable	(51,879)	(163,335)
Other payables and accrued expenses	(387,569)	(52,823)
Advances from customers	(12,285)	20,709
Prepaid expenses	8,065	2,888
Net Cash Provided by Operating Activities	90,523	523,739
Cash Flows from Investing Activities:
Purchases of property and equipment	(73,866)	(3,627)
Net Cash Used in Investing Activities	(73,866)	(3,627)
Cash Flows from Financing Activities:
Payments of construction term loan	(148,227)	(157,316)
Payments of related party payables	(119,561)	-
Net Cash Used in Financing Activities	(267,788)	(157,316)
Effect of Exchange Rate Changes on Cash	25,821	75,025
Net (Decrease) Increase in Cash and Cash Equivalents	(225,310)	437,821
Cash and Cash Equivalents at Beginning of Period	1,186,587	2,030,214
Cash and Cash Equivalents at End of Period	$961,277	$2,468,035
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$80,693	$125,716
Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$55,603	$443,748
Accounts receivable collected with banker’s acceptances	175,793	133,053
Inventory purchased with banker’s acceptances	145,614	148,924
Right-of-use assets obtained in exchange for operating lease obligations	236,055	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation, owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, which owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), a company organized under the laws of the People’s Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

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

Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its Wholly Foreign Owned Enterprise (WFOE) status on June 21, 2005.

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

Accounting Estimates - The methodology used to prepare the Company’s financial statements is in conformity with the accounting principles generally accepted in the United States of America, which requires the management of the Company (“Management”) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $13,312 and $1,834 for the three months ended March 31, 2019 and 2018, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for the three months ended March 31, 2019 and 2018, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate when calculating the allowance for doubtful accounts.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in the aforementioned timing and amount, the Company will use the projected discounted cash flows to be generated by the asset.  There was no impairment loss recognized for the three months ended March 31, 2019 and 2018.

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

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

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

There were no potentially dilutive common shares outstanding during the three months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

Recently Implemented Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, a new standard on accounting for leases. Effective January 1, 2019, we adopted this standard. The ASU introduces a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months, as well as disclose key information regarding leasing arrangements. Adoption of this standard resulted in the recognition of right-of-use assets of $236,055 and related lease obligations of $236,055 as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

As permitted by the transition guidance, the Company adopted this standard by applying the modified retrospective method without the restatement of comparative periods. The Company elected the package of practical expedients, which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment. As permitted by the transition guidance, the Company used the remaining lease term as of the date of adoption of the standard to estimate discount rates. As permitted by this standard, the Company elected, for all asset classes, the short-term lease exemption. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset. See Note 9 for additional information on our leases.

Accounting Policy for Leases –The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease. For purposes of calculating operating lease obligations under the standard, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

The discount rate used to measure a lease obligation is usually the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

Recently Issued Pronouncements

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

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$3,096,752	$3,148,990
Work in process	434,286	493,768
Finished goods	1,403,210	1,412,217
Total Inventory	4,934,248	5,054,975

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Permit of land use	$419,703	$409,612
Building	9,746,159	9,511,832
Plant, machinery and equipment	27,305,129	26,576,409
Motor vehicle	320,513	312,807
Office equipment	203,428	198,292
Total	37,994,932	37,008,952
Less: accumulated depreciation	(18,927,900)	(17,714,573)
Property, Plant and Equipment, net	$19,067,032	$19,294,379

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended March 31, 2019 and 2018, depreciation expense was $772,861 and $827,949, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formulas during the three months ended March 31, 2019 and 2018 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2019 and 2018, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $22,622 and $33,481 for the three months ended March 31, 2019 and 2018, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2019 and 2018.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	March 31,	December 31,
	2019	2018
Gross carrying amount	$5,030,260	$4,909,318
Accumulated amortization	(4,779,994)	(4,642,875)
Net carrying amount	$250,266	$266,443

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

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

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

As of March 31, 2019, the Company was obligated to pay laboratories and others approximately $0.3 million upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of March 31, 2019 and December 31, 2018 which are recorded as Other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year. Total interest expense for each of the three months ended March 31, 2019 and 2018 was $3,386.

The Company received advances totaling $164,189 and $278,696 from our Chairperson, Chief Executive Officer and Interim Chief Financial Officer. These amounts are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. An aggregate of $119,561 was repaid in the three months ended March 31, 2019. Compensation payable to our Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying consolidated balance sheet totaling $2,055,186 and $2,051,186 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of March 31, 2019 and December 31, 2018. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of March 31, 2019 and December 31, 2018, the Company had outstanding banker’s acceptance notes in the amount of $976,622 and $1,273,940, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2016, 2017 and 2018 the interest rate was adjusted to 5.39%, 5.39% and 5.39%, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of March 31, 2019, the Company had no additional amounts available to it under this facility. During the three months ended March 31, 2019, the Company made principal payments in the amount of $148,227 (RMB 1,000,000).

 Principal payments required for the remaining term of the loan facility as of March 31, 2019 are as follows:

Year	Amount
2019	2,235,099
2020	2,235,099
2021	2,086,091
$6,556,289

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of March 31, 2019 and December 31, 2018 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 – LEASES

The Company has leases for certain office and production facilities in the PRC, which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when Management estimates to renew the lease. There are no residual value guarantees, no variable lease payments and no restrictions or covenants imposed by the leases. The discount rate used in measuring each lease’s liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. In the first quarter of 2019, operating lease cost was $23,346 and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating lease was $24,814. As of March 31, 2019, the Company reported operating lease right of use assets and operating lease liabilities of $212,587 and $213,826, respectively. As of March 31, 2019, its operating lease had a weighted average remaining lease term of 2.27 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended March 31:

2020	99,776
2021	99,776
2022	26,405
Total undiscounted cash flows	225,957
Less: Imputed interest	(12,131)
213,826
Less: Operating lease liabilities, current portion	(91,597)
Operating lease liabilities, net of current portion	122,229

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

NOTE 10 – INCOME TAXES

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

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2019	2018
Current	$-	$-
Deferred	-	25,985
Total income tax expense	$-	$25,985

As of March 31, 2019, the Company had net operating loss carryforwards for PRC tax purposes of approximately $54.2 million which are available to offset any future taxable income through 2024. Approximately $4.0 million of these carryforwards will expire in 2019. The Company also has net operating losses for United States federal income tax purposes of approximately $5.8 million which are available to offset future taxable income, if any, through 2039.

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

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, Management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2019 and December 31, 2018.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $27,722,851 and $26,990,951 as of March 31, 2019 and December 31, 2018, respectively.

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

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	March 31,	Reporting Date Using
Description	2019	Level 1	Level 2	Level 3
Banker’s acceptance notes	$51,424	$-	$51,424	$-
Total	$51,424	$-	$51,424	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2018	Level 1	Level 2	Level 3
Banker’s acceptance notes	$20,579	$-	$20,579	$-
Total	$20,579	$-	$20,579	$-

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board of Directors adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2019, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of March 31, 2019 under the Plan.

There were no securities issued from the Plan during each of the three months ended March 31, 2019 and 2018.

The Company recognized no compensation expense because there was no grant or modification to any awards of common shares or stock options during each of the three months ended March 31, 2019 and 2018.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. Expected volatility is based on the historical volatility of the Company’s common stock prices. The Company uses historical data to estimate employee termination rates. The expected term of stock granted is determined by the simplified method, which is one-half of the original contractual term. The simplified method is used due to the lack of historical share option exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2019, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

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

NOTE 14 – CONCENTRATIONS

For the three months ended March 31, 2019, no customer accounted for more than 10% of sales and two customers accounted for 49.3% and 10.6% of accounts receivable. Three suppliers accounted for 26.7%, 20.6% and 11.0% of the Company’s raw material purchases.

For the three months ended March 31, 2018, no customer accounted for more than 10% of sales and two customers accounted for 47.2% and 13.6% of accounts receivable. Two suppliers accounted for 32.4% and 28.7% of the Company’s raw material purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers that any such forward-looking statements contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report and some of which are discussed in our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing our company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

Business Overview & Recent Developments

We continue to feel sustained pressure from the heightened requirements of drug registration standards, consistency evaluations, and the rising costs of clinical trials in the first quarter of 2019. At the same time, the improvement of environmental protection tax law, air, water and soil pollution control standards and the strengthening of supervision bring about the increase of environmental protection costs. In this context, the shortage of Active Pharmaceutical Ingredients (APIs) and intermediates leads to the increase of raw materials costs.

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). The Opinions defined the objectives of evaluations, establish deadlines, determine selection criteria for reference drugs, call for a rational selection of evaluation methods, identify pharmaceutical manufacturers as the principle generic drug consistency evaluations, and set forth corresponding incentives. Subsequently, in May of 2016, the China Food and Drug Administration (the “CFDA”) issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs”, which further elaborated on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. In this environment, based on the management team’s assessment of each pipeline product based on (i) the adjusted CFDA approval criteria and clinical trial requirements, (ii) the estimated additional investment needed for consistency evaluation and (iii) the potential return on investment for such pipeline product once launched into the market, the management team decided to terminate the progress of certain pipeline products. Complying with consistency evaluations has and will become our core task in the near future and will therefore significantly impact our operations as well as our industrial structure.

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

The status of our pipeline products as of March 31, 2019 remains the same as we have reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2019.

Market Trends

Consumer demand for medicine is relatively stable and is generally unaffected by seasonal business cycles. However, we have noticed that the growth rate of the pharmaceutical manufacturing industry has been higher than GDP growth rates in China. According to the data released by the State Council of China, the national budget for health care in 2018 was RMB1,529 billion (approximately $224.06 billion), which represented an increase of RMB84 billion (approximately $12.3 billion) over the previous year, an increase of 2.5% over that of the national financial expenditure, accounting for 7.3% of the entire national financial expenditure. On top of that, from 2013 to 2017, the cumulative expenditure on medical and health care in China totaled RMB5,950 billion (approximately $871.91 billion), which represented an average annual increase of 11.7%, 2% higher than that of the national financial expenditure in the same period.

The rapid development of the pharmaceutical industry in China has been driven by the continuous growth of total healthcare costs, the establishment and improvement of the universal health-care insurance system, the increases in medical expenditures per capita, the aging population, and the changes in the disease spectrum. However, development has been negatively impacted by factors like health-care insurance cost controls and price pressure in drug tenders in recent years.

The Central Committee Political Bureau of the Communist Party of China approved the “Healthy China 2030 Plan” in August 2016, which proposed reducing personal hygiene spending to approximately 28% of total healthcare expenditures by 2020 and 25% of total healthcare expenditures by 2030.

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

In general, demand for pharmaceutical products is still experiencing steady growth in China. The ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to state policy guidance and further evaluate market conditions for our current existing products, pipeline products and competition in the market in order to optimize our development strategy.

Results of Operations for the Three Months Ended March 31, 2019

Revenue

Revenue decreased by 19.0% to $2.9 million for the three months ended March 31, 2019, as compared to $3.6 million for the three months ended March 31, 2018. This decrease was mainly due to market fluctuations.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Product Category	2019	2018	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.46	0.51	-0.05	-10%
Anti-Viral/ Infection & Respiratory	1.85	2.34	-0.49	-21%
Digestive Diseases	0.12	0.17	-0.06	-32%
Other	0.50	0.59	-0.09	-16%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/Infection & Respiratory” product category, which generated $1.85 million in sales revenue in the three months ended March 31, 2019 compared to $2.34 million for the same period a year ago, which is a decrease of $0.49 million. This decrease was mainly due to the decrease in sales of Cefaclor, which was caused by market volatility.

Our “Other” product category sales also decreased by $0.09 million to $0.50 million in the three months ended March 31, 2019 from $0.59 million for the same period in 2018, which was mainly due to the decrease in sales of Vitamin B6 that was caused by market volatility.

Our “Digestive Diseases” product category generated $0.12 million and $0.17 million of sales in the three months ended March 31, 2019 and 2018, respectively. Sales in the “CNS Cerebral & Cardio Vascular” product category decreased to $0.46 million in the three months ended March 31, 2019, as compared to $0.51 million for the same period in 2018.

	Three Months Ended March 31,
Product Category	2019	2018
CNS Cerebral & Cardio Vascular	16%	14%
Anti-Viral/ Infection & Respiratory	63%	65%
Digestive Diseases	4%	5%
Other	17%	16%

For the three months ended March 31, 2019, revenue breakdown by product category remained similar to that of the same period in 2018. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 65% and 66% of total sales in the three months ended March 31, 2019 and 2018, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 16% and 14% of total revenue in the three months ended March 31, 2019 and 2018, respectively. The “Digestive Diseases” product category represented 4% and 5% of total revenue in the three months ended March 31, 2019 and 2018, respectively. The “Other” product category represented 17% and 16% of revenues in 2019 and 2018, respectively.

Cost of Revenue

For the three months ended March 31, 2019, our cost of revenue was $2.3 million, or 78% of total revenue, while cost of revenue was $2.6 million, or 71% of total revenue, for the same period in 2018.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2019 was $0.7 million, as compared to $1.1 million during the same period in 2018. Our gross profit margin in the three months ended March 31, 2019 was 22.4% as compared to 29.1% during the same period in 2018. The decrease in our gross profit margin was mainly due to the decrease in revenue and the increased ratio of fixed cost to revenue.

Selling Expenses

Our selling expenses for the three months ended March 31, 2019 and 2018 were $0.5 million and $0.7 million, respectively. Selling expenses accounted for 16.3% of the total revenue in the three months ended March 31, 2019, as compared to 18.8% during the same period in 2018. Because of adjustments in our sales practices, due to healthcare reform policies, we had reduced number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2019 were $0.4 million, which represented a decrease of $0.1 million, as compared to $0.5 million for the same period in 2018. General and administrative expenses accounted for 14.6% and 13.6% of our total revenues in the three months ended March 31, 2019 and 2018, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2019 were $0.07 million, as compared to $0.02 million in the same period in 2018. Research and development expenses accounted for 2.4% and 0.6% of our total revenues in the three months ended March 31, 2019 and 2018, respectively. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market for similar generic products. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline did not experience any further development in the first quarter of 2019.

Bad Debt Expenses

Our bad debt expenses for the three months ended March 31, 2019 was $13,312, as compared to $1,834 for the same period in 2018.

We increased our customer credit or payment terms from 90 days to 180 days in the fourth quarter of 2018 in order to better reflect our actual operating environment. Due to the peculiar circumstances affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are a normal phenomenon. Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.15 million and $0.22 million as of March 31, 2019 and December 31, 2018, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
1 - 180 Days	3.9%	3.8%
180 - 360 Days	0.7%	1.2%
360 - 720 Days	0.5%	0.3%
> 720 Days	94.9%	94.7%
Total	100.0%	100.0%

In the fourth quarter of 2018, our bad debt allowance estimate has been updated to a policy which requires no allowance of accounts receivable recognized that are within 180 days old, 10% of accounts receivable that are between 180 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old. Prior to that, our policy was no allowance of accounts receivable recognized that are within 90 days old, 10% of accounts receivable that are between 90 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.3 million and $17.8 million as of March 31, 2019 and December 31, 2018, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Balance, Beginning of Period	$17,815,075	$18,209,734
Bad debt expense (benefit)	13,312	1,834
Foreign currency translation adjustment	467,505	653,511
Balance, End of Period	$18,295,892	$18,865,079

Loss from Operations

Our operating loss for the three months ended March 31, 2019 was $0.3 million, compared to an operating loss of $0.1 million during the same period in 2018.

Net Interest Expense

Net interest expense for the three months ended March 31, 2019 and 2018 was $0.08 million and $0.1 million, respectively.

Income Tax expense

Our income tax rate for our wholly owned subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd.(“Helpson”) was 25% for both the three months ended March 31, 2019 and 2018. We did not have any income tax expense for the three months ended March 31, 2019, while the income tax expense was $0.03 million for the three months ended March 31, 2018. Helpson’s tax rate for 2018 was 25% and will remain at this rate for the foreseeable future.

Net Loss

Net Loss for the three months ended March 31, 2019 was $0.4 million, as compared to a net loss of $0.3 million for the same period a year ago. The increase in net loss was mainly the result of decreased revenue, whereas the expenditures did not decrease in proportion to revenue, which was due to fixed costs.

For the three months ended March 31, 2019 and 2018, loss per basic and diluted common share were both $0.01.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our cash and cash equivalents were $1.0 million, representing 2.1% of our total assets, as of March 31, 2019, as compared to $1.2 million, representing 2.6% of our total assets as of December 31, 2018. All of the $1.0 million of cash and cash equivalents as of March 31, 2019, is considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB 80 million (approximately $11.7 million), which had been fully utilized through May 7, 2014. As of March 31, 2019, we have accumulatively repaid the principal of RMB 36 million (approximately $5.2 million) of the construction loans, per the payback schedule. The construction loan installments to be repaid within the next 12 months are about $2.1 million as of March 31, 2019. Cash flow generated from operating activities was used to fund our daily operating expenses as well as the repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for consistency evaluations and new formula acquisitions for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes, which may include debt and/or equity financing when we believe market conditions are most advantageous. Although our Chairperson and Chief Executive Officer had advanced funds of RMB 1,579,760 (approximately $235,394) for working capital during 2018, there can be no assurances that this will be the case in the future. An aggregate of RMB 800,000 (approximately $119,561) was repaid to the Chairperson in the first quarter of 2019. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.1 million in the three months ended March 31, 2019, as compared to $0.5 million for the same period in 2018.

As of March 31, 2019, our net accounts receivable were $0.8 million, as compared to $0.9 million, as of December 31, 2018.

Total inventory was $4.9 million, as of March 31, 2019, and $5.1 million as of December 31, 2018.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $73,866 as compared to $3,627 for the three months ended March 31, 2018.

Financing Activities

Cash flow used in financing activities was $0.3 million in the three months ended March 31, 2019, as compared to $0.2 million in the three months ended March 31, 2018. The financing activities that occurred in the three months ended March 31, 2019 were primarily related to payments to related party payables, the scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and as discussed in Note 8 to the consolidated financial statements.

According to the relevant laws of the People’s Republic of China (the “PRC”), companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2019 and December 31, 2018, Helpson’s net assets totaled $28,175,000 and $27,485,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was $8,145,000 and $8,145,000 (50% of registered capital) as of March 31, 2019 and December 31, 2018, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 28.9% and 29.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity. There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Commitments

As of March 31, 2019, we were obligated to pay laboratories and other service providers approximately $0.30 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval for our medical formulas.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, is incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 14, 2019	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2019	By:	/s/ Zhilin Li
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