Form 10-Q
period 2019-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2019-08-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,579,557 shares of Common Stock, $0.001 par value, were outstanding as of August 12, 2019.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,655,892	$1,186,587
Restricted cash	503,312	1,273,940
Banker’s acceptances	-	20,579
Trade accounts receivable, less allowance for doubtful accounts of $17,837,014 and $17,815,075, respectively	680,136	916,931
Other receivables, less allowance for doubtful accounts of $40,555 and $34,884, respectively	290,914	170,098
Advances to suppliers	10,517	47
Inventory	4,392,426	5,054,975
Prepaid expenses	154,672	123,759
Total Current Assets	7,687,869	8,746,916

Advances for purchases of intangible assets	17,073,915	17,069,587
Property, plant and equipment, net	17,857,438	19,294,379
Operating lease right of use asset	184,618	-
Intangible assets, net	226,530	266,443
TOTAL ASSETS	$43,030,370	$45,377,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,281,712	$1,060,934
Accrued expenses	105,490	310,804
Other payables	2,861,123	3,065,508
Advances from customers	556,897	525,647
Other payables - related parties	1,402,567	1,633,263
Operating lease liability, current portion	90,483	-
Current portion of construction loan facility	2,181,913	2,181,360
Bankers’ acceptance notes payable	503,312	1,273,940
Total Current Liabilities	8,983,497	10,051,456
Non-current Liabilities:
Construction loan facility	4,218,366	4,362,720
Operating lease liability, net of current portion	96,297	-
Deferred tax liability	764,568	764,374
Total Liabilities	14,062,728	15,178,550
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Accumulated deficit	(6,526,192)	(5,270,358)
Accumulated other comprehensive income	11,860,050	11,835,349
Total Stockholders’ Equity	28,967,642	30,198,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,030,370	$45,377,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenue	$2,569,408	$3,173,711	$5,498,681	$6,789,395
Cost of revenue	2,405,860	2,594,230	4,678,603	5,156,214

Gross profit	163,548	579,481	820,078	1,633,181

Operating expenses:
Selling expenses	505,866	716,220	984,557	1,394,550
General and administrative expenses	334,550	353,143	763,367	845,153
Research and development expenses	66,008	23,674	135,926	45,887
Bad debt expense	10,092	350,847	23,404	352,681
Total operating expenses	916,516	1,443,884	1,907,254	2,638,271

Loss from operations	(752,968)	(864,403)	(1,087,176)	(1,005,090)

Other income (expense):
Interest income	12,119	9,524	15,376	11,818
Interest expense	(97,254)	(130,580)	(184,034)	(259,682)
Net other expense	(85,135)	(121,056)	(168,658)	(247,864)

Loss before income taxes	(838,103)	(985,459)	(1,255,834)	(1,252,954)
Income tax expense	-	(22,590)	-	(48,575)
Net loss	(838,103)	(1,008,049)	(1,255,834)	(1,301,529)
Other comprehensive income (loss) - foreign currency translation adjustment	(811,164)	(2,418,783)	24,701	(744,707)
Comprehensive loss	$(1,649,267)	$(3,426,832)	$(1,231,133)	$(2,046,236)
Loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, January 1, 2018	43,579,557	$43,580	$23,590,204	$5,479,809	$13,957,709	$43,071,302
Net loss for the three months ended March 31, 2018	-	-	-	(293,480)	-	(293,480)
Foreign currency translation adjustment	-	-	-	-	1,674,076	1,674,076
Balance, March 31, 2018	43,579,557	43,580	23,590,204	5,186,329	15,631,785	44,451,898
Net loss for the three months ended June 30, 2018				(1,008,049)	-	(1,008,049)
Foreign currency translation adjustment					(2,418,783)	(2,418,783)
Balance, June 30, 2018	43,579,557	$43,580	$23,590,204	$4,178,280	$13,213,002	$41,025,066

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	43,579,557	$43,580	$23,590,204	$(5,270,358)	$11,835,349	$30,198,775
Net loss for the three months ended March 31, 2019	-	-	-	(417,731)	-	(417,731)
Foreign currency translation adjustment	-	-	-	-	835,865	835,865
Balance, March 31, 2019	43,579,557	43,580	23,590,204	(5,688,089)	12,671,214	30,616,909
Net loss for the three months ended June 30, 2019	-	-	-	(838,103)	-	(838,103)
Foreign currency translation adjustment	-	-	-	-	(811,164)	(811,164)
Balance, June 30, 2019	43,579,557	$43,580	$23,590,204	$(6,526,192)	$11,860,050	$28,967,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,255,834)	$(1,301,529)
Depreciation and amortization	1,575,870	1,714,328
Bad debt expense	23,404	352,681
Deferred income taxes	-	48,575
Inventory write off	111,533	148,565
Non cash lease expense	2,191	-
Changes in assets and liabilities:
Trade accounts and other receivables	(284,126)	(767,978)
Advances to suppliers	(10,615)	113,520
Inventory	960,946	57,850
Trade accounts payable	223,562	35,235
Accrued taxes payable	(43,632)	(94,416)
Other payables and accrued expenses	(371,738)	(157,893)
Advances from customers	31,548	15,639
Prepaid expenses	(31,309)	(40,178)
Net Cash Provided by Operating Activities	931,800	124,399

Cash Flows from Investing Activities:
Purchases of property and equipment	(73,538)	(29,982)
Net Cash Used in Investing Activities	(73,538)	(29,982)

Cash Flows from Financing Activities:
Payments of construction term loan	(147,475)	(157,071)
Payments of related party payables	(231,252)	-
Net Cash Used in Financing Activities	(378,727)	(157,071)

Effect of Exchange Rate Changes on Cash	(10,230)	(32,033)
Net (Decrease) Increase in Cash and Cash Equivalents	469,305	(94,687)
Cash and Cash Equivalents at Beginning of Period	1,186,587	2,030,214
Cash and Cash Equivalents at End of Period	$1,655,892	$1,935,527

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$178,991	$259,682

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$-	$965,468
Accounts receivable collected with banker’s acceptances	378,585	268,630
Inventory purchased with banker’s acceptances	399,455	288,982
Right-of-use assets obtained in exchange for operating lease obligations	233,629	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

As of June 30, 2019, the Company had cash and cash equivalents of $1.7 million. The Company had an accumulated deficit of $6.5 million as of June 30, 2019. In July, 2019 the Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer advanced $693,848 to the Company to provide working capital and enable the Company’s required payment of $2.0 million related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, costs for its pipeline products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management will enhance the sales model of prepayment, and further strengthen our collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next 12 months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Under ASC 205-40, the strategic alternatives being pursued by the Company cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

On June 30, 2019, Catalogue of Encouraging Foreign Investment Industries (2019 Edition) (the “2019 Encouraged Catalogue”) and Special Administrative Measures for Foreign Investment Access (Negative List) (2019 Edition) (the “2019 Negative List”) were jointly released by China’s Ministry of Commerce and the National Development and Reform Commission and became effective on July 30, 2019. Industries listed in the 2019 Encouraged Catalogue are the encouraged industries. On the other hand, industries listed in the 2019 Negative List are subject to special management measures. Establishment of wholly foreign-owned enterprises is generally allowed in industries outside of the 2019 Negative List. Foreign investors are not allowed to invest in industries that are expressly prohibited in the 2019 Negative List. The industries that are not expressly prohibited in the Negative List are subject to government approvals and certain special requirements. The majority of pharmaceutical manufacturing industry including the segments under which the Company conducts its business is not included in the 2019 Negative List.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the 2019 Negative List. Onny acquired 100% of the ownership in Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005.

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

Accounting Estimates - The methodology used to prepare the Company’s financial statements is in conformity with the accounting principles generally accepted in the United States of America, which requires the management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $10,092 and $350,847 for the three months ended June 30, 2019 and 2018, respectively and $23,404 and $352,681 for the six months ended June 30, 2019 and 2018, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for the three and six months ended June 30, 2019 and 2018, respectively. It is common practice in the PRC for receivables to extend beyond one year. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the assets.  There was no impairment loss recognized for the three and six months ended June 30, 2019 and 2018.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon buyer’s designated carrier or the buyer picks up the goods at the Company’s warehouse.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

There were no potentially dilutive common shares outstanding during the three and six months ended June 30, 2019 and 2018, respectively.

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

The Company has its cash in bank deposits primarily at state owned banks located in the PRC. Historically, deposits in PRC banks have been secured due to the state policy of protecting depositors’ interests. The PRC promulgated a Bankruptcy Law in August 2006, effective June 1, 2007, which contains provisions for the implementation of measures for the bankruptcy of PRC banks. Company bank accounts in China are not subject to a certain insurance coverage and will follow the provisions set forth in the PRC Bankruptcy Law should any bank where the Company has accounts declare bankruptcy.

Interest Rate Risk – The Company is exposed to the risk arising from changing interest rates, which may affect the ability of repayment of existing debts and viability of securing future debt instruments within the PRC.

Recent Accounting Pronouncements

Recently Implemented Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, a new standard on accounting for leases. Effective January 1, 2019 the Company adopted this standard. The ASU introduces a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months, as well as disclose key information regarding leasing arrangements. Adoption of this standard resulted in the recognition of right-of-use assets of $236,055 and related lease obligations of $236,055 as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

As permitted by the transition guidance of ASU No. 2016-02, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative periods. The Company elected the package of practical expedients, which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment. As permitted by the transition guidance, the Company used the remaining lease term as of the date of adoption of this standard to estimate discount rates. As permitted by this standard, the Company elected, for all asset classes, the short-term lease exemption. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset. See Note 9 for additional information on our leases.

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

The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$2,744,150	$3,148,990
Work in process	427,778	493,768
Finished goods	1,220,498	1,412,217
Total Inventory	4,392,426	5,054,975

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Permit of land use	$409,716	$409,612
Building	9,514,244	9,511,832
Plant, machinery and equipment	26,644,666	26,576,409
Motor vehicle	312,886	312,807
Office equipment	209,356	198,292
Total	37,090,868	37,008,952
Less: accumulated depreciation	(19,233,430)	(17,714,573)
Property, Plant and Equipment, net	$17,857,438	$19,294,379

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended June 30, 2019 and 2018, depreciation expense was $762,475 and $819,522, respectively and $1,535,336 and $1,647,471 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formulas during the six months ended June 30, 2019 and 2018 and no costs were reclassified from advances to intangible assets during the six months ended June 30, 2019 and 2018, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $17,912 and $33,429 for the three months ended June 30, 2019 and 2018, respectively, and $40,534 and $66,857 for the six months ended June 30, 2019, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the six months ended June 30, 2019 and 2018.

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	June 30,	December 31,
	2019	2018
Gross carrying amount	$4,910,563	$4,909,318
Accumulated amortization	(4,684,033)	(4,642,875)
Net carrying amount	$226,530	$266,443

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it entered into contracts with independent laboratories and others for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas at the dates of the respective contracts, the objective of the contracts was for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. The Company held the title to one valid patent that relates to medical formulas currently in the CFDA approval process and ceased to renew one patent in the three months ended June 30, 2019.  The Company decided not to renew the patent as it did not have any practical value, nor did it record any asset in the book. The related advance purchase to this pipeline product was written off as of December 31, 2018.

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

Under the new regulations and policy environment, the criteria for formulations’ development are more stringent. The Company must supplement and improve the corresponding processes and standards to meet the latest requirements of CFDA in accordance with the requirements of consistency evaluation. As a result, the Company anticipates an extended timeline on the approval process of its current pipeline products.

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

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

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

As of June 30, 2019, the Company was obligated to pay laboratories and others approximately $0.3 million upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of June 30, 2019 and December 31, 2018 which are recorded as Other payables – related parties on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended June 30, 2019 and 2018 was $3,386 and $3,386, respectively. Total interest expense for the six months ended June 30, 2019 and 2018 was $6,773 and $6,773, respectively.

The Company received advances totaling $48,000 and $278,696 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. These amounts are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. An aggregate of $231,252 was repaid in the six months ended June 30, 2019. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $2,059,186 and $2,051,186 as of June 30, 2019 and December 31, 2018, respectively. In July 2019, the Company received an additional $693,848 as a loan from its Chairperson as discussed in Note 15.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of June 30, 2019 and December 31, 2018. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of June 30, 2019 and December 31, 2018, the Company had outstanding banker’s acceptance notes in the amount of $503,312 and $1,273,940, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  On July 10, 2016, 2017 and 2018 the interest rate was adjusted to 5.39%, 5.39% and 5.39%, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of June 30, 2019, the Company had no additional amounts available to it under this facility. During the six months ended June 30, 2019, the Company made principal payments in the amount of $148,227 (RMB1,000,000). In July, 2019 the Company made the required payment of RMB14,000,000 (approximately $2.2 million).

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

Principal payments required for the remaining term of the loan facility as of June 30, 2019 are as follows:

Year	Amount
2019	2,181,913
2020	2,181,913
2021	2,036,453
$6,400,279

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of June 30, 2019 and December 31, 2018 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three and six months ended June 30, 2019, operating lease cost was $23,109 and $46,454, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $24,562 and $49,376, respectively. As of June 30, 2019, the Company reported operating lease right of use assets and operating lease liabilities of $184,618 and $186,780, respectively. As of June 30, 2019, its operating leases had a weighted average remaining lease term of 2.02 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended June 30:

2020	97,402
2021	97,402
2022	1,426

Total undiscounted cash flows	196,230
Less: Imputed interest	(9,450)
186,780
Less: Operating lease liabilities, current portion	(90,483)
Operating lease liabilities, net of current portion	96,297

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

The provision for income taxes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current	$-	$-	$-	$-
Deferred	-	(22,590)	-	(48,575)
Total income tax expense	$-	$(22,590)	$-	$(48,575)

As of June 30, 2019, the Company had net operating loss carryforwards for PRC tax purposes of approximately $53.4 million which are available to offset any future taxable income through 2024. Approximately $3.9 million of these carryforwards will expire in December 2019. The Company also has net operating losses for United States federal income tax purposes of approximately $5.8 million of which $5.1 million which are available to offset future taxable income, if any, through 2038, and $0.5 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2019 and December 31, 2018.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $27,295,714 and $26,990,951 as of June 30, 2019 and December 31, 2018, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at December 31, 2018. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

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

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2019, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of June 30, 2019 under the Plan.

There were no securities issued from the Plan during each of the six months ended June 30, 2019 and 2018.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three and six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

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

NOTE 14 – CONCENTRATIONS

For the six months ended June 30, 2019, no customer accounted for more than 10% of sales and two customers accounted for 49.7% and 10.7% of accounts receivable. Two suppliers accounted for 27.7% and 24.7% of the Company’s raw material purchases.

For the six months ended June 30, 2018, no customer accounted for more than 10% of sales and two customers accounted for 46.4% and 13.7% of accounts receivable. Three suppliers accounted for 21.7%, 18.1% and 14.4% of raw material purchases.

NOTE 15 – SUBSEQUENT EVENTS

On July 8, 2019 the Company entered into a loan agreement for a loan of RMB 4,770,000 ($693,848), payable in cash, with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at an annual rate of 4.35% and is payable within one year from the date of the loan agreement.

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

Business Overview & Recent Developments

We continue to feel sustained pressure from the heightened requirements of drug registration standards, consistency evaluations, and the rising costs of clinical trials in the second quarter of 2019. At the same time, the improvement of environmental protection tax law, air, water and soil pollution control standards and the strengthening of supervision bring about the increase of environmental protection costs. In this context, the shortage of Active Pharmaceutical Ingredients (APIs) and intermediates leads to the increase of raw materials costs.

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

In order to support our existing products package we remain focused on development of our pipeline products. We have experienced delays in obtaining approval for certain products in our pipeline because of revisions of and enhancements to CFDA approval criteria and processes. These revisions have resulted in additional supplemental materials and trials, higher costs, and longer approval times for certain applications.

The status of our pipeline products as of June 30, 2019 remains the same as we have reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2019.

Market Trends

Consumer demand for medicine is relatively stable and is generally unaffected by seasonal business cycles. However, we have noticed that the growth rate of the pharmaceutical manufacturing industry has been higher than GDP growth rates in China. According to the data released by the State Council of China, the national budget for health care in 2018 was RMB1,529 billion, which represented an increase of RMB84 billion over the previous year, an increase of 2.5% over that of the national financial expenditure, and accounting for 7.3% of the entire national financial expenditure. On top of that, from 2013 to 2017, the cumulative expenditure on medical and health care in China totaled RMB5,950 billion, which represented an average annual increase of 11.7%, and 2% higher than that of the national financial expenditure in the same period.

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

Results of Operations for the Three Months Ended June 30, 2019

Revenue

Revenue decreased by 19.0% to $2.6 million for the three months ended June 30, 2019, as compared to $3.2 million for the three months ended June 30, 2018. This decrease was mainly due to the market reaction caused by the strict implementation of the policy on controlling the percentage of spending on medicines to patients’ total expenditure in hospitals.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
Product Category	2019	2018	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.62	0.74	-0.12	-16%
Anti-Viral/ Infection & Respiratory	1.46	1.47	-0.01	-1%
Digestive Diseases	0.12	0.25	-0.13	-52%
Other	0.40	0.72	-0.32	-44%

The most significant revenue decrease in terms of dollar amount was in our “Others” product category, which generated $0.40 million in sales revenue in the three months ended June 30, 2019 compared to $0.72 million for the same period a year ago, which is a decrease of $0.32 million. This decrease was mainly due to the decrease in sales of Vitamin B6.

Our “Digestive Diseases” product category sales also decreased by $0.13 million to $0.12 million in the three months ended June 30, 2019 from $0.25 million for the same period in 2018, which was mainly due to the decrease in sales of Omeprazole.

Sales in the “CNS Cerebral & Cardio Vascular” product category decreased to $0.62 million in the three months ended June 30, 2019, as compared to $0.74 million for the same period in 2018. Our “Anti-Viral/ Infection & Respiratory” product category generated $1.46 million and $1.47 million of sales in the three months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,
Product Category	2019	2018
CNS Cerebral & Cardio Vascular	24%	23%
Anti-Viral/ Infection & Respiratory	56%	46%
Digestive Diseases	5%	8%
Other	15%	23%

For the three months ended June 30, 2019, revenue breakdown by product category showed a few changes to that of the same period in 2018. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 56% and 46% of total sales in the three months ended June 30, 2019 and 2018, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 24% and 23% of total revenue in the three months ended June 30, 2019 and 2018, respectively. The “Digestive Diseases” product category represented 5% and 8% of total revenue in the three months ended June 30, 2019 and 2018, respectively. The “Other” product category represented 15% and 23% of revenues in 2019 and 2018, respectively.

Cost of Revenue

For the three months ended June 30, 2019, our cost of revenue was $2.4 million, or 94% of total revenue, while cost of revenue was $2.6 million, or 82% of total revenue, for the same period in 2018. The decrease in cost of revenue was mainly due to the decrease in sales. However, the percentage of cost to revenue increased in this period, which was mainly due to the stable nature of fixed cost.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2019 was $0.2 million, as compared to $0.6 million during the same period in 2018. Our gross profit margin in the three months ended June 30, 2019 was 6.4% as compared to 18.3% during the same period in 2018. The decrease in our gross profit margin was mainly due to the decrease in revenue and the increased ratio of fixed cost to revenue.

Selling Expenses

Our selling expenses for the three months ended June 30, 2019 and 2018 were $0.5 million and $0.7 million, respectively. Selling expenses accounted for 19.7% of the total revenue in the three months ended June 30, 2019, as compared to 22.6% during the same period in 2018. Because of adjustments in our sales practices, and reform of healthcare policies, we reduced number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2019 were $0.3 million, as compared to $0.4 million for the same period in 2018. General and administrative expenses accounted for 13.0% and 11.1% of our total revenues in the three months ended June 30, 2019 and 2018, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2019 were $0.07 million, as compared to $0.02 million in the same period in 2018. Research and development expenses accounted for 2.6% and 0.7% of our total revenues in the three months ended June 30, 2019 and 2018, respectively. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market for similar generic products. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline products did not experience any further development in the second quarter of 2019.

Bad Debt Expenses

Our bad debt expenses for the three months ended June 30, 2019 was $10,092, as compared to $350,847 for the same period in 2018.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.15 million and $0.22 million as of June 30, 2019 and December 31, 2018, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
1 - 180 Days	2.9%	3.8%
180 - 360 Days	0.7%	1.2%
360 - 720 Days	0.5%	0.3%
> 720 Days	95.9%	94.7%
Total	100.0%	100.0%

In the fourth quarter of 2018, our bad debt allowance estimate was updated to a policy which requires no allowance of accounts receivable recognized that are within 180 days old, 10% of accounts receivable that are between 180 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old. Prior to that, our policy was no allowance of accounts receivable recognized that are within 90 days old, 10% of accounts receivable that are between 90 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was both $17.8 million as of June 30, 2019 and December 31, 2018, respectively. The changes in the allowances for doubtful accounts during the three months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended
	June 30,
	2019	2018
Balance, Beginning of Period	$18,295,892	$18,865,079
Bad debt expense	10,092	350,847
Foreign currency translation adjustment	(468,970)	(977,678)
Balance, End of Period	$17,837,014	$18,238,248

Loss from Operations

Our operating loss for the three months ended June 30, 2019 was $0.8 million, compared to an operating loss of $0.9 million during the same period in 2018.

Net Interest Expense

Net interest expense for the three months ended June 30, 2019 and 2018 was $0.09 million and $0.12 million, respectively.

Income Tax expense

Our income tax rate for our wholly owned subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd.(“Helpson”) was 25% for both the three months ended June 30, 2019 and 2018. We did not have any income tax expense for the three months ended June 30, 2019, while the income tax expense was $0.02 million for the three months ended June 30, 2018. Helpson’s tax rate for 2019 was 25% and will remain at this rate for the foreseeable future.

Net Loss

Net loss for the three months ended June 30, 2019 was $0.8 million, as compared to a net loss of $1.0 million for the same period a year ago. The decrease in net loss was mainly the result of controls on expenditures outweighed the impact of decrease in revenue.

For the three months ended June 30, 2019 and 2018, loss per basic and diluted common share were both $0.02.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended June 30, 2019 and 2018.

Results of Operations for the Six Months Ended June 30, 2019

Revenue

Revenue decreased by 19.0% to $5.5 million for the six months ended June 30, 2019, as compared to $6.8 million for the six months ended June 30, 2018. This decrease was mainly due to the implementation of government policies on “controlling the percentage of medicine spending on total hospital expenditure” in recent quarters.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
Product Category	2019	2018	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.07	1.25	-0.18	-14%
Anti-Viral/ Infection & Respiratory	3.32	3.81	-0.49	-13%
Digestive Diseases	0.23	0.42	-0.19	-45%
Other	0.90	1.31	-0.41	-31%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory”, which generated $3.32 million in sales revenue in the six months ended June 30, 2019 compared to $3.81 million in the same period a year ago, a decrease of $0.49 million. This decrease was mainly due to sales decrease of Cefaclor.

Sales of our “Other” product category, which generated $0.90 million in sales revenue in the six months ended June 30, 2019 compared to $1.31 million in the same period a year ago, represented a decrease of $0.41 million.

Sales of our Digestive Diseases category also decreased by $0.19 million to $0.23 million in the six months ended June 30, 2019 from $0.42 million in the same period in 2018, mainly due to the decrease in sales of Omeprazole.

“CNS Cerebral & Cardio Vascular” category, which generated $1.07 million in sales revenue in the six months ended June 30, 2019 compared to $1.25 million in the same period a year ago, a decrease of $0.18 million. This decrease was mainly due to sales decrease of Gastrodin.

	Six Months Ended June 30,
Product Category	2019	2018
CNS Cerebral & Cardio Vascular	20%	19%
Anti-Viral/ Infection & Respiratory	60%	56%
Digestive Diseases	4%	6%
Other	16%	19%

For the six months ended June 30, 2019, revenue breakdown by product category showed certain changes compared to that of the same period in 2018. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 60% and 56% of total sales in the six months ended June 30, 2019 and 2018, respectively. The “CNS Cerebral & Cardio Vascular” category represented 20% and 19% of total revenue in the six months ended June 30, 2019 and 2018, respectively. The “Digestive Diseases” category represented 4% and 6% of total revenue in the six months ended June 30, 2019 and 2018, respectively. And the “Other” category represented 16% and 19% of revenues in the six months ended June 30, 2019 and 2018, respectively.

Cost of Revenue

For the six months ended June 30, 2019, our cost of revenue was $4.7 million, or 85% of total revenue, while cost of revenue was $5.2 million, or 76% of total revenue, in the same period in 2018. The decrease in cost of revenue was mainly due to the decrease in sales. However, the percentage of cost to revenue increased in this period, which was mainly due to the stable nature of fixed cost.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2019 was $0.8 million, compared to $1.6 million in the same period in 2018. Our gross profit margin in the six months ended June 30, 2019 was 14.9% compared to 24.1% in the same period in 2018. The decrease in our gross profit margin was mainly due to the decrease in sales in the first half of 2019. Although cost decreased in this period as well, the stable nature of fixed cost deteriorates the gross margin when the decrease in revenue outweighed that of cost.

Selling Expenses

Our selling expenses for the six months ended June 30, 2019 and 2018 were $1.0 million and $1.4 million, respectively. Selling expenses accounted for 17.9% of the total revenue in the six months ended June 30, 2019 compared to 20.5% in the same period in 2018.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2019 were $0.76 million, which represented a decrease of $0.08 million compared to $0.85 million in the same period in 2018. General and administrative expenses accounted for 13.9% and 12.4% of our total revenues in the six months ended June 30, 2019 and 2018, respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2019 and 2018 were $0.14 million and $0.05 million, respectively, representing an increase of $0.09 million compared to the same period of last year. The increase in our research and development expenses was mainly due to the spending on consistency evaluations of our current existing products. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof has had and is expected to continue to have a significant impact on all generic products not only in our pipeline products, but also throughout the existing Chinese market. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline products did not have any further development in the first half in 2019.

Bad Debt Expenses

Our bad debt expenses for the six months ended June 30, 2019 was $0.02 million, which represented a decrease of $0.33 million compared to $0.35 million in the same period in 2018. The decrease in our bad debt expenses was mainly due to the improvement in our collection of accounts receivable in the first half of 2019.

The changes in the allowances for doubtful accounts during the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended
	June 30,
	2019	2018
Balance, Beginning of Period	$17,815,075	$18,209,734
Bad debt expense	23,404	352,681
Foreign currency translation adjustment	(1,465)	(324,167)
Balance, End of Period	$17,837,014	$18,238,248

Loss from Operations

Our operating loss for the six months ended June 30, 2019 was $1.1 million, compared to an operating loss of $1.0 million in the same period in 2018.

Net Interest Expense

Net interest expense for the six months ended June 30, 2019 was $0.17 million, compared to $0.25 million for the same period in 2018.

Income Tax expense

Our income tax rate for our wholly owned subsidiary, Helpson, was 25% for each of the six months ended June 30, 2019 and 2018. We did not have any income tax expense for the six months ended June 30, 2019. And there was $0.05 million income tax expense for the same period in 2018. Helpson’s tax rate for 2019 and the foreseeable future will be 25%.

Net Loss

Net loss for the six months ended both June 30, 2019 and 2018 was $1.3 million. This reflected the offset of decreased revenue to decreased expenses in the six months ended June 30, 2019.

For the six months ended June 30, 2019, loss per basic and diluted common share was $0.03, compared to loss per basic and diluted common share of $0.03 for the six months ended June 30, 2018.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for each of the six months ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our cash and cash equivalents were $1.7 million, representing 3.8% of our total assets, as of June 30, 2019, as compared to $1.2 million, representing 2.6% of our total assets as of December 31, 2018. All of the $1.7 million of cash and cash equivalents as of June 30, 2019, is considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB80 million (approximately $11.7 million), which had been fully utilized through May 7, 2014. The construction loan installments to be repaid within the next 12 months are about $2.2 million as of June 30, 2019. On July 10, 2019, we repaid such principal and accumulatively repaid the principal of RMB 50 million (approximately $7.2 million) of the construction loans, per the payback schedule. Cash flow generated from operating activities was used to fund our daily operating expenses as well as the repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for consistency evaluations and new formula acquisitions for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes, which may include debt and/or equity financing when we believe market conditions are most advantageous. Our Chairperson and Chief Executive Officer had advanced $278,696 for working capital at December 31, 2018. We have repaid $230,696 to the Chairperson in the first half of 2019. In July 2019, our Chairperson, Chief Executive Officer and Interim Chief Financial Officer advanced cash to us of RMB 4.77 million (about US$ 0.69 million) for the construction loan repayment. There can be no assurances that any additional advances of this nature will occur in the future. Nor can there be any assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.9 million in the six months ended June 30, 2019, as compared to $0.1 million for the same period in 2018.

As of June 30, 2019, our net accounts receivable were $0.7 million, as compared to $0.9 million, as of December 31, 2018.

Total inventory was $4.4 million, as of June 30, 2019, and $5.1 million as of December 31, 2018.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $0.07 million as compared to $0.03 million for the six months ended June 30, 2018.

Financing Activities

Cash flow used in financing activities was $0.4 million in the six months ended June 30, 2019, as compared to $0.2 million in the six months ended June 30, 2018. The financing activities that occurred in the six months ended June 30, 2019 were primarily payments to related party payables, the scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and as discussed in Note 8 to the condensed consolidated financial statements.

According to the relevant laws of the People’s Republic of China (the “PRC”), companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2019 and December 31, 2018, Helpson’s net assets totaled $26,577,000 and $27,485,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was $8,145,000 and $8,145,000 (50% of registered capital) as of June 30, 2019 and December 31, 2018, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 30.6% and 29.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity. There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Commitments

As of June 30, 2019, we were obligated to pay laboratories and other service providers approximately $0.30 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval for our medical formulas.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2019	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2019	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1*-	English translation of the Loan Agreement between the Company and Zhilin Li dated July 8, 2019.

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

*Certain portion of the exhibit has been omitted in accordance with the provisions of Item 601(b)(2)(ii) of Regulation S-K.