Form 10-Q
period 2019-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2019-11-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPHI	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019, there were 43,579,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$761,606	$1,186,587
Restricted cash	489,208	1,273,940
Banker’s acceptances	-	20,579
Trade accounts receivable, less allowance for doubtful accounts of $17,360,530 and $17,815,075, respectively	693,353	916,931
Other receivables, less allowance for doubtful accounts of $46,644 and $34,884, respectively	189,524	170,098
Advances to suppliers	2,933	47
Inventory	3,973,373	5,054,975
Prepaid expenses	129,248	123,759
Total Current Assets	6,239,245	8,746,916

Advances for purchases of intangible assets	16,595,462	17,069,587
Property, plant and equipment, net	16,697,256	19,294,379
Operating lease right of use asset	157,177	-
Intangible assets, net	211,491	266,443
TOTAL ASSETS	$39,900,631	$45,377,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,158,067	$1,060,934
Accrued expenses	140,753	310,804
Other payables	3,035,431	3,065,508
Advances from customers	498,768	525,647
Other payables - related parties	2,076,972	1,633,263
Operating lease liability, current portion	88,996	-
Current portion of construction loan facility	2,120,771	2,181,360
Bankers’ acceptance notes payable	489,208	1,273,940
Total Current Liabilities	9,608,966	10,051,456
Non-current Liabilities:
Construction loan facility	2,120,771	4,362,720
Operating lease liability, net of current portion	70,952	-
Deferred tax liability	743,143	764,374
Total Liabilities	12,543,832	15,178,550
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Accumulated deficit	(7,227,146)	(5,270,358)
Accumulated other comprehensive income	10,950,161	11,835,349
Total Stockholders’ Equity	27,356,799	30,198,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,900,631	$45,377,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$2,376,844	$2,298,472	$7,875,525	$9,087,867
Cost of revenue	2,004,085	1,785,927	6,682,688	6,942,141

Gross profit	372,759	512,545	1,192,837	2,145,726

Operating expenses:
Selling expenses	613,110	925,654	1,597,667	2,320,204
General and administrative expenses	333,833	327,161	1,097,200	1,172,314
Research and development expenses	39,716	62,059	175,642	107,946
Bad debt expense	31,304	1,129,105	54,708	1,481,786
Total operating expenses	1,017,963	2,443,979	2,925,217	5,082,250

Loss from operations	(645,204)	(1,931,434)	(1,732,380)	(2,936,524)

Other income (expense):
Interest income	11,840	16,113	27,216	27,931
Interest expense	(67,590)	(101,683)	(251,624)	(361,365)
Net other expense	(55,750)	(85,570)	(224,408)	(333,434)

Loss before income taxes	(700,954)	(2,017,004)	(1,956,788)	(3,269,958)
Income tax expense	-	160,485	-	111,910
Net loss	(700,954)	(1,856,519)	(1,956,788)	(3,158,048)
Other comprehensive income - foreign currency translation adjustment	(909,889)	(1,535,424)	(885,188)	(2,280,131)
Comprehensive loss	$(1,610,843)	$(3,391,943)	$(2,841,976)	$(5,438,179)
Loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, January 1, 2018	43,579,557	$43,580	$23,590,204	$5,479,809	$13,957,709	$43,071,302
Net loss for the three months ended March 31, 2018	-	-	-	(293,480)	-	(293,480)
Foreign currency translation adjustment	-	-	-	-	1,674,076	1,674,076
Balance, March 31, 2018	43,579,557	43,580	23,590,204	5,186,329	15,631,785	44,451,898
Net loss for the three months ended June 30, 2018	-	-	-	(1,008,049)	-	(1,008,049)
Foreign currency translation adjustment	-	-	-	-	(2,418,783)	(2,418,783)
Balance, June 30, 2018	43,579,557	43,580	23,590,204	4,178,280	13,213,002	41,025,066
Net loss for the three months ended September 30, 2018	-	-	-	(1,856,519)	-	(1,856,519)
Foreign currency translation adjustment	-	-	-	-	(1,535,424)	(1,535,424)
Balance, September 30, 2018	43,579,557	$43,580	$23,590,204	$2,321,761	$11,677,578	$37,633,123

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	43,579,557	$43,580	$23,590,204	$(5,270,358)	$11,835,349	$30,198,775
Net loss for the three months ended March 31, 2019	-	-	-	(417,731)	-	(417,731)
Foreign currency translation adjustment	-	-	-	-	835,865	835,865
Balance, March 31, 2019	43,579,557	43,580	23,590,204	(5,688,089)	12,671,214	30,616,909
Net loss for the three months ended June 30, 2019	-	-	-	(838,103)	-	(838,103)
Foreign currency translation adjustment	-	-	-	-	(811,164)	(811,164)
Balance, June 30, 2019	43,579,557	43,580	23,590,204	(6,526,192)	11,860,050	28,967,642
Net loss for the three months ended September 30, 2019	-	-	-	(700,954)	-	(700,954)
Foreign currency translation adjustment	-	-	-	-	(909,889)	(909,889)
Balance, September 30, 2019	43,579,557	$43,580	$23,590,204	$(7,227,146)	$10,950,161	$27,356,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,956,788)	$(3,158,048)
Depreciation and amortization	2,261,800	2,499,114
Bad debt expense	54,708	1,481,786
Deferred income taxes	-	69,614
Inventory write off	87,542	-
Changes in assets and liabilities:
Trade accounts and other receivables	(407,733)	(514,428)
Advances to suppliers	(2,980)	106,981
Inventory	1,436,878	471,995
Trade accounts payable	130,642	(516,263)
Accrued taxes payable	23,321	(114,432)
Other payables and accrued expenses	(201,831)	580,689
Advances from customers	(12,670)	86,675
Prepaid expenses	(9,211)	14,005
Net Cash Provided by Operating Activities	1,403,678	1,007,688

Cash Flows from Investing Activities:
Purchases of property and equipment	(85,739)	(33,332)
Net Cash Used in Investing Activities	(85,739)	(33,332)

Cash Flows from Financing Activities:
Payments of construction term loan	(2,188,463)	(2,303,410)
Loan from related party	674,405	-
Repayments to related party	(209,726)	-
Net Cash Used in Financing Activities	(1,723,784)	(2,303,410)

Effect of Exchange Rate Changes on Cash	(19,136)	(33,531)
Net (Decrease) Increase in Cash and Cash Equivalents	(424,981)	(1,362,585)
Cash and Cash Equivalents at Beginning of Period	1,186,587	2,030,214
Cash and Cash Equivalents at End of Period	$761,606	$667,629

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$241,465	$351,206

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$2,641	$847,527
Accounts receivable collected with banker’s acceptances	532,537	462,642
Inventory purchased with banker’s acceptances	553,183	502,473
Right-of-use assets obtained in exchange for operating lease obligations	231,130	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Going Concern

As of September 30, 2019, the Company had cash and cash equivalents of $0.8 million and an accumulated deficit of $7.2 million. During the nine months ended September 30, 2019, the Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer advanced an aggregate of $722,405, including $674,405 in July, 2019, to provide working capital and enable the Company’s required payment of $2.0 million related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, costs for its pipeline products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of prepayment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

Consolidation and Basis of Presentation – The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in United States dollars. The accompanying consolidated financial statements include the accounts and operations of the Company including its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $31,304 and $1,129,105 for the three months ended September 30, 2019 and 2018, respectively and $54,708 and $1,481,786 for the nine months ended September 30, 2019 and 2018, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for the three and nine months ended September 30, 2019 and 2018, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. There was no impairment loss recognized for the three and nine months ended September 30, 2019 and 2018.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon buyer’s designated carrier or the buyer picks up the goods at the Company’s warehouse.

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

There were no potentially dilutive common shares outstanding during the three and nine months ended September 30, 2019 and 2018, respectively.

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
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

As permitted by the transition guidance of ASU No. 2016-02, the Company adopted the standard by applying the modified retrospective method without the restatement of comparative periods. The Company elected the package of practical expedients, which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment. As permitted by the transition guidance, the Company used the remaining lease term as of the date of adoption of this standard to estimate discount rates. As permitted by this standard, the Company elected, for all asset classes, the short-term lease exemption. A short-term lease is a lease that, at the commencement date, has a term of twelve months or less and does not include an option to purchase the underlying asset. See Note 9 for additional information on the Company’s leases.

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

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$2,280,108	$3,148,990
Work in process	382,900	493,768
Finished goods	1,310,365	1,412,217
Total Inventory	$3,973,373	$5,054,975

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Permit of land use	$398,235	$409,612
Building	9,247,632	9,511,832
Plant, machinery and equipment	25,909,977	26,576,409
Motor vehicle	304,118	312,807
Office equipment	204,115	198,292
Total	36,064,077	37,008,952
Less: accumulated depreciation	(19,366,821)	(17,714,573)
Property, Plant and Equipment, net	$16,697,256	$19,294,379

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $677,395 and $942,555 for the three months ended September 30, 2019 and 2018, respectively and $2,212,731 and $2,405,396 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the China Food and Drug Administration (“CFDA”). The Company did not obtain CFDA production approval for any medical formulas during the nine months ended September 30, 2019 and 2018 and no costs were reclassified from advances to intangible assets during the nine months ended September 30, 2019 and 2018, respectively.

Approved medical formulas are amortized from the date CFDA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years. It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $8,536 and $26,861 for the three months ended September 30, 2019 and 2018, respectively, and $49,070 and $93,718 for the nine months ended September 30, 2019, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of CFDA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the nine months ended September 30, 2019 and 2018.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Intangible assets consisted solely of CFDA approved medical formulas as follows:

	September 30,	December 31,
	2019	2018
Gross carrying amount	$4,772,957	$4,909,318
Accumulated amortization	(4,561,466)	(4,642,875)
Net carrying amount	$211,491	$266,443

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it entered into contracts with independent laboratories and others for the purchase of medical formulas. Although CFDA approval had not been obtained for these medical formulas at the dates of the respective contracts, the objective of the contracts was for the Company to purchase CFDA-approved medical formulas once the CFDA approval process is completed. The Company holds the title to one valid patent that is related to one of its medical formulas. With respect to the other patent title the Company held, the management decided not to renew the patent during 2019 as it did not have any practical value because the related advance purchase to this pipeline product was written off as of December 31, 2018.

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

As of September 30, 2019, the Company was obligated to pay laboratories and others approximately $0.3 million upon the completion of various phases of contracts to obtain CFDA production approval of medical formulas.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of September 30, 2019 and December 31, 2018 which are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year. Total interest expenses for each of the three months ended September 30, 2019 and 2018 were $3,386 and $3,386, respectively. Total interest expenses for the nine months ended September 30, 2019 and 2018 were $10,159 and $10,159, respectively.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

The Company received advances totaling $722,405 and $278,696 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. These amounts are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. An aggregate of $230,696 was repaid during the nine months ended September 30, 2019. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($674,405) from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. Total interest expense related to the loan for the three and nine months ended September 30, 2019 were both $3,896. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying condensed consolidated balance sheets totaling $2,063,186 and $2,051,186 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of September 30, 2019 and December 31, 2018, the Company had outstanding banker’s acceptance notes in the amount of $489,208 and $1,273,940, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. On July 10, 2016, 2017 and 2018 the interest rate was adjusted to 5.39%, 5.39% and 5.39%, respectively. The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment due within six month period after July 10, 2015 and the second annual payment due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of September 30, 2019, the Company had no additional amounts available to it under this facility. During the nine months ended September 30, 2019, the Company made principal payments in the amount of $2,188,463 (RMB15,000,000). All required payments have been made pursuant to the terms of the loan.

Principal payments required for the remaining term of the loan facility as of September 30, 2019 are as follows:

Year	Amount
2019	-
2020	2,120,771
2021	2,120,771
$4,241,542

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of September 30, 2019 and December 31, 2018 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three and nine months ended September 30, 2019, operating lease cost was $20,349 and $66,804, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $21,629 and $71,005, respectively. As of September 30, 2019, the Company reported operating lease right of use assets and operating lease liabilities of $157,177 and $159,948, respectively. As of September 30, 2019, its operating leases had a weighted average remaining lease term of 1.77 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended September 30:

2020	$94,672
2021	72,390

Total undiscounted cash flows	167,062
Less: Imputed interest	(7,114)
159,948
Less: Operating lease liabilities, current portion	(88,996)
Operating lease liabilities, net of current portion	$70,952

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interests and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2018, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2015 through December 31, 2018 and the Chinese income tax return for the year ended December 31, 2018 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

The provision for income taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current	$-	$-	$-	$-
Deferred	-	160,485	-	111,910
Total income tax expense	$-	$160,485	$-	$111,910

As of September 30, 2019, the Company had net operating loss carryforwards for PRC tax purposes of approximately $52.6 million which are available to offset any future taxable income through 2024. Approximately $3.8 million of these carryforwards will expire in December 2019. The Company also has net operating losses for United States federal income tax purposes of approximately $5.9 million of which $5.1 million which are available to offset future taxable income, if any, through 2038, and $0.6 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2019 and December 31, 2018. Therefore, the Company provided for a valuation allowance against its deferred tax assets of $26,735,211 and $26,990,951 as of September 30, 2019 and December 31, 2018, respectively.

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

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2019, there were 175,000 shares of restricted stock granted and outstanding under the Plan. No options were outstanding as of September 30, 2019 under the Plan.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

There were no securities issued from the Plan during each of the nine months ended September 30, 2019 and 2018.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

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

NOTE 14 – CONCENTRATIONS

For the nine months ended September 30, 2019, no customer accounted for more than 10% of sales and two customers accounted for 49.5% and 10.7% of accounts receivable. Two suppliers accounted for 21.7% and 19.3% of the Company’s raw material purchases.

For the nine months ended September 30, 2018, no customer accounted for more than 10% of sales and two customers accounted for 47.3% and 14.0% of accounts receivable. Three suppliers accounted for 23.6%, 20.5% and 13.5% of raw material purchases.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company’s operations were reviewed by management subsequent to September 30, 2019 to the date these condensed consolidated financial statements were issued, and have determined the Company not have any material subsequent events to disclose in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this report with respect to our financial condition, results of operations and business that are not historical facts are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the readers that any such forward-looking statements contained in this report reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employees, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors, some of which are described in this report and some of which are discussed in our other filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing the Company, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that are attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Business Overview & Recent Developments

We continue to have sustained pressure from the heightened requirements of drug registration standards, consistency evaluations, and the rising costs of clinical trials in the third quarter of 2019. At the same time, the improvement of environmental protection, tax law, air, water and soil pollution control standards and the strengthening of supervision bring about the increase of environmental protection costs. In this context, the shortage of Active Pharmaceutical Ingredients (APIs) and intermediates leads to the increase of raw materials costs.

On March 5, 2016, the Chinese State Council issued “Opinions on Carrying out Consistency Evaluations of the Quality and Efficacy of Generic Drugs” (the “Opinions”). The Opinions defined the objectives of evaluations, established deadlines, determined selection criteria for reference drugs, called for a rational selection of evaluation methods, identified pharmaceutical manufacturers as the principle generic drug consistency evaluations, and set forth corresponding incentives. Subsequently, in May of 2016, the China Food and Drug Administration (the “CFDA”) issued “Comments from the General Office of the State Council on the Consistency Evaluations of the Efficacy and Quality of Generic Drugs”, which further elaborated on assessment processes and related technical rules. Consistency evaluations apply to the majority of our current existing marketed and pipeline products. In this environment, based on the management team’s assessment of each pipeline product based on (i) the adjusted CFDA approval criteria and clinical trial requirements, (ii) the estimated additional investment needed for consistency evaluations and (iii) the potential return on investment for such pipeline product once launched into the market, the management team decided to terminate the progress of certain pipeline products. Complying with consistency evaluations has and will become our core task in the near future and will therefore significantly impact our operations as well as our industrial structure.

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

The status of our pipeline products as of September 30, 2019 remains the same as we have reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2019.

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

In order to achieve the objectives of the above-mentioned Healthy China 2030 Plan in the context of an aging population and an improving universal health-care insurance system, we believe that the hygiene spending proportion of total fiscal expenditures to be sponsored by government will increase and that net annual health-care insurance expenditures will increase as well. We anticipate that the use of generic drugs as a cost-effective medical solution will be further promoted as a way to reduce the payment pressures of health-care insurance. As a generic drug company we are presented with a huge domestic market, and through further upgrades, in conjunction with consistency evaluations, could allow us to meet European and American production standards, enabling us to export our products to overseas markets.

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

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

Revenue increased by 3.4% to $2.4 million for the three months ended September 30, 2019, as compared to $2.3 million for the three months ended September 30, 2018.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
Product Category	2019	2018	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.59	0.43	0.16	37%
Anti-Viral/ Infection & Respiratory	1.16	1.16	0.00	0%
Digestive Diseases	0.12	0.16	-0.04	-26%
Other	0.51	0.54	-0.04	-7%

Sales in the “CNS Cerebral & Cardio Vascular” product category increased by 37%, to $0.59 million in the three months ended September 30, 2019, as compared to $0.43 million for the same period in 2018. Such increase was mainly due to the increase in sales of Candesartan. Sales of “Anti-Viral/ Infection & Respiratory” product category generated $1.16 million of sales in both the three months ended September 30, 2019 and 2018. Our “Digestive Diseases” product category sales decreased by $0.04 million to $0.12 million in the three months ended September 30, 2019 from $0.16 million for the same period in 2018, which was mainly due to the decrease in sales of Compound Ammonium Glycyrrhetate S for Injection. Our “Others” product category, which generated $0.51 million in sales revenue in the three months ended September 30, 2019 compared to $0.54 million for the same period a year ago, which is a decrease of $0.04 million. This decrease was mainly due to the decrease in sales of Vitamin B6 as a result of the market fluctuation.

	Three Months Ended September 30,
Product Category	2019	2018
CNS Cerebral & Cardio Vascular	25%	19%
Anti-Viral/ Infection & Respiratory	49%	51%
Digestive Diseases	5%	7%
Other	21%	23%

For the three months ended September 30, 2019, revenue breakdown by product category showed a few changes to that of the same period in 2018. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 49% and 51% of total sales in the three months ended September 30, 2019 and 2018, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 25% and 19% of total revenue in the three months ended September 30, 2019 and 2018, respectively. The “Digestive Diseases” product category represented 5% and 7% of total revenue in the three months ended September 30, 2019 and 2018, respectively. The “Other” product category represented 21% and 23% of revenues in 2019 and 2018, respectively.

Cost of Revenue

For the three months ended September 30, 2019, our cost of revenue was $2.0 million, or 84% of total revenue, while cost of revenue was $1.8 million, or 78% of total revenue, for the same period in 2018. The increase in cost of revenue was mainly due to the increase in sales. The percentage of cost to revenue also increased in this period, which was mainly due to the stable nature of fixed cost.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2019 was $0.4 million, as compared to $0.5 million during the same period in 2018. Our gross profit margin in the three months ended September 30, 2019 was 15.7% as compared to 22.3% during the same period in 2018. The decrease in our gross profit margin was mainly due to the increased ratio of fixed cost to revenue.

Selling Expenses

Our selling expenses for the three months ended September 30, 2019 and 2018 were $0.6 million and $0.9 million, respectively. Selling expenses accounted for 25.8% of the total revenue in the three months ended September 30, 2019, as compared to 40.3% during the same period in 2018.

General and Administrative Expenses

Our general and administrative expenses were $0.3 million for each of the three months ended September 30, 2019 and 2018. General and administrative expenses accounted for 14.0% and 14.2% of our total revenues in the three months ended September 30, 2019 and 2018, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2019 were $0.04 million, as compared to $0.06 million in the same period in 2018. Research and development expenses accounted for 1.7% and 2.7% of our total revenues in the three months ended September 30, 2019 and 2018, respectively. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline products, but also throughout the existing Chinese market for similar generic products. Because of the continuous introduction of detailed implementation rules under this policy, our pipeline products did not experience any further development in the third quarter of 2019.

Bad Debt Expenses

Our bad debt expenses for the three months ended September 30, 2019 was $0.03 million, as compared to $1.13 million for the same period in 2018. The decrease of bad debt expenses in this period was mainly due to the decrease in the amount of accounts receivable that is turning to over 2 years old in this period. Our bad debt allowance estimate requires 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

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

The amount of accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.17 million and $0.22 million as of September 30, 2019 and December 31, 2018, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
1 - 180 Days	2.9%	3.8%
180 - 360 Days	0.8%	1.2%
360 - 720 Days	0.7%	0.3%
> 720 Days	95.6%	94.7%
Total	100.0%	100.0%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $17.4 million and $17.8 million as of September 30, 2019 and December 31, 2018, respectively. The changes in the allowances for doubtful accounts during the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine Months Ended
	September 30,
	2019	2018
Balance, Beginning of Period	$17,815,075	$18,209,734
Bad debt expense	31,304	1,481,786
Foreign currency translation adjustment	(485,849)	(1,033,030)
Balance, End of Period	$17,360,530	$18,658,490

Loss from Operations

Our operating loss for the three months ended September 30, 2019 was $0.6 million, compared to an operating loss of $1.9 million during the same period in 2018.

Net Interest Expense

Net interest expense for the three months ended September 30, 2019 and 2018 was $0.06 million and $0.09 million, respectively.

Income Tax expense

Our income tax rate for our wholly owned subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd.(“Helpson”) was 25% for both the three months ended September 30, 2019 and 2018. We did not have any income tax expense for the three months ended September 30, 2019, while the income tax expense was $0.16 million for the three months ended September 30, 2018. Helpson’s tax rate for 2019 was 25% and will remain at this rate for the foreseeable future.

Net Loss

Net loss for the three months ended September 30, 2019 was $0.7 million, as compared to a net loss of $1.9 million for the same period a year ago. The decrease in net loss was mainly the result of controls on expenditures outweighed the impact of decrease in gross profit margin.

For the three months ended September 30, 2019 and 2018, loss per basic and diluted common share were $0.02 and $0.04, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended September 30, 2019 and 2018.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

 For the nine months ended September 30, 2019, our sales revenue was $7.9 million, which represented a decrease of $1.2 million, or 13.3%, from the $9.1 million in the corresponding period of 2018.

Set forth below are our revenues by product categories in millions USD for each of the nine months ended September 30, 2019 and 2018.

Sales Revenue by Major Category (Dollars in Millions)

	Nine Months Ended September 30,
Product Category	2019	2018	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.67	1.68	-0.02	-1%
Anti-Viral/ Infection & Respiratory	4.48	4.97	-0.49	-10%
Digestive Diseases	0.35	0.58	-0.23	-39%
Other	1.41	1.85	-0.45	-24%

The most significant decrease in revenue in terms of dollar amount was in our “Anti-Viro/ Infection & Respiratory” product category, which generated $4.48 million in sales revenue in the nine months ended September 30, 2019, compared to $4.97 million in the nine months ended September 30, 2018, representing a decrease of $0.49 million. This decrease was mainly caused by the decrease in sales of Cefactor, due to market fluctuation.

Our “Other” category decreased by $0.45 million to $1.41 million in the nine months ended September 30, 2019, compared to $1.85 million in the same period of 2018. This decrease was mainly a result of a decrease in sales of Vitamin B6 for Injection, due to market fluctuation.

Sales of the “Digestive Diseases” generated $0.35 million and $0.58 million in the nine months ended September 30, 2019 and 2018, respectively. This decrease was mainly a result of decrease in sales of Omeprazole, due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” category generated $1.67 million of sales in the nine months ended September 30, 2019, compared to $1.68 million in the same period of 2018.

	Nine Months Ended September 30,
Product Category	2019	2018
CNS Cerebral & Cardio Vascular	21%	19%
Anti-Viral/ Infection & Respiratory	57%	55%
Digestive Diseases	4%	6%
Other	18%	20%

For the nine months ended September 30, 2019, revenue breakdown by product category showed certain changes as compared to that of the prior year. Sales of the “Anti-Viro/Infection & Respiratory” products category represented 57% and 55% of total sales in the first nine months ended September 30, 2019 and 2018. The “CNS, Cerebral & Cardio Vascular” category represented 21% and 19% of total sales in the first nine months ended September 30, 2019 and 2018. The “Other” category represented 18% and 20% of total sales in the first nine months ended September 30, 2019 and 2018. The “Digestive Diseases” category represented 4% and 6% of total revenue in the first nine months ended September 30, 2019 and 2018, respectively.

Cost of Revenue

For the nine months ended September 30, 2019, our cost of revenue was $6.7 million, or 84.9% of total revenue. This represented a decrease of $0.3 million from $6.9 million, or 76.4% of total revenue, in the same period of 2018. The decrease in cost of revenue in the nine months ended September 30, 2019 was mainly a result of the decrease in revenue. However, the percentage of cost to revenue increased in this period, which was mainly due to the stable nature of fixed cost.

Gross Margin and Gross Profit

Gross profit for the nine months ended September 30, 2019 was $1.2 million, compared to $2.1 million in the same period of 2018. Gross profit margins for the nine months ended September 30, 2019 and 2018 were 15% and 24%, respectively.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2019 were $1.6 million, compared to $2.3 million for the same period of 2018. Selling expenses accounted for 20.3% and 25.5% of the total revenue in the first nine months of 2019 and 2018 respectively.

General Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2019 and 2018 were $1.1 million and $1.2 million, respectively.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2019 and 2018 were $0.2 million and $0.1 million, respectively.

Bad Debt Expenses

Our bad debt expenses for the nine months ended September 30, 2019 were $0.05 million, compared to $1.48 million for nine months ended September 30, 2018. Please see additional discussion of bad debt and accounts receivable in the section above named “Bad Debt Expense”. The changes in the allowance for doubtful accounts during the nine months ended September 30, 2019 and 2018 were as follows:

Loss from Operations

Our operating loss for the nine months ended September 30, 2019 was approximately $1.7 million, compared to $2.9 million for the same period of 2018.

Income Tax Expense

Our income tax rate for our wholly owned subsidiary, Helpson, was 25% for both the nine months ended September 30, 2019 and 2018. We did not have any income tax benefit expense for the nine months ended September 30, 2019, and our income tax expense was $0.11 for the nine months ended September 30, 2018.

Net Loss

Our net losses for the nine months ended September 30, 2019 and 2018 were $2.0 million and $3.2 million, respectively, which represented an improvement of $1.2 million for the period in 2019. This improvement was mainly due to the decrease of bad debt expenses in this period.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and advances and a loan from our Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Our cash and cash equivalents were $0.8 million, representing 1.9% of our total assets, as of September 30, 2019, as compared to $1.2 million, representing 2.6% of our total assets as of December 31, 2018. All of the $0.8 million of cash and cash equivalents as of September 30, 2019, is considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB80 million (approximately $11.7 million), which had been fully utilized through May 7, 2014. The construction loan installments to be repaid within the next 12 months are about $2.1 million as of September 30, 2019. On July 10, 2019, we repaid such principal and accumulatively repaid the principal of RMB 50 million (approximately $7.2 million) of the construction loans, per the payback schedule. Our Chairperson , Chief Executive Officer and Interim Chief Financial Officer had advanced $278,696 for working capital at December 31, 2018. We have repaid $209,726 to the Chairperson in the first half of 2019. In July 2019, our Chairperson, Chief Executive Officer and Interim Chief Financial Officer advanced cash to us of RMB 4.77 million (about $ 0.67 million) for the construction loan repayment. Cash flow generated from operating activities and the above mentioned loan were used to fund our daily operating expenses as well as the repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for consistency evaluations and new formula acquisitions for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes, which may include debt and/or equity financing when we believe market conditions are most advantageous. As discussed above, our Chairperson has been supporting us financially for the repayment of our loan facility. Nor can there be any assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $1.4 million in the nine months ended September 30, 2019, as compared to $1.0 million for the same period in 2018.

As of September 30, 2019, our net accounts receivable were $0.7 million, as compared to $0.9 million, as of December 31, 2018.

Total inventory was $4.0 million, as of September 30, 2019, and $5.1 million as of December 31, 2018.

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $0.09 million as compared to $0.03 million for the nine months ended September 30, 2018.

Financing Activities

Cash flow used in financing activities was $1.7 million in the nine months ended September 30, 2019, as compared to $2.3 million in the nine months ended September 30, 2018. The financing activities that occurred in the nine months ended September 30, 2019 were primarily payments to related party payables, the scheduled payments of the construction loan facility described in the first paragraph of this section entitled “Liquidity and Capital Resources” and as discussed in Note 8 to the condensed consolidated financial statements. In addition, our Chairperson, Chief Executive Officer and interim Chief Financial Officer loaned cash to us of RMB 4.77 million (about US$ 0.67 million) for the construction loan repayment.

According to the relevant laws of the People’s Republic of China (the “PRC”), companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2019 and December 31, 2018, Helpson’s net assets totaled $24,997,000 and $27,485,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was $8,145,000 and $8,145,000 (50% of registered capital) as of September 30, 2019 and December 31, 2018, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 32.6% and 29.6%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity. There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Commitments

As of September 30, 2019, we were obligated to pay laboratories and other service providers approximately $0.30 million over approximately the next four years upon completion of various phases of contracts required to obtain CFDA production approval for our medical formulas.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2019	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1 -	English translation of the Loan Agreement between the Company and Zhilin Li dated July 8, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019).

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document