Form 10-K
period 2019-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2020-03-30
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including the area code: (011) 86 898-6681-1730

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,749,410 as of June 28, 2019, based on the closing price of $0.32 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 20, 2020, was 43,579,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2019

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

ii

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA) based upon demonstrated safety and efficacy.

As of December 31, 2019, we manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

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

In addition, we manufactured one comprehensive healthcare product.

We currently own and operate two production facilities in Haikou, Hainan Province, PRC, one of which has a construction area of 663.94 square meters. The other factory has two buildings with production area of 20,282.42 square meters and 6,593.20 square meters. We implement quality control procedures in this facility in compliance with the PRC’s Good Manufacturing Practices, or GMP standards, and applicable NMPA regulations to ensure consistent quality in our products.

The NMPA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) on February 12, 2011 (effective as of March 1, 2011) (the “Year 2011 GMP”). The Year 2011 GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the pharmaceutical products manufacturing industry in the PRC. All of our production lines: tablets, capsule, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated). are in full compliance with the Year 2011 GMP standard. A newly revised Drug Administration Law (the “New Law”) came into effect on December 1, 2019, which cancelled the GMP certification but impose the pilot inspection mechanism in the event any production line(s) does not satisfy any pilot inspection under the New Law, the production on such production line(s) could be suspended.

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC. To comply with applicable Chinese laws relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of over 1,000 independent prefecture-level, city-level, and county-level distributors. Our sales system has further developed and expanded with the expansion of Chinese healthcare reform, and our 16 provincial offices deliver our products to basic health care institutions as well as tier two and tier three hospitals through the above mentioned distributors.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

According to data provided by the National Bureau of Statistics of China, from January to June 2019, pharmaceutical manufacturing enterprises with a minimum annual output of RMB20 million (approximately USD2.98 million) achieved operating income of approximately RMB122.28 billion, which represented an increase of 8.5% from the same period of the previous year. Total net income was approximately RMB160.82 billion, which represented an increase of 9.4% from the same period of the previous year.

Since the launch of a new round of medical reform in 2009 in China, the new medical reform has been promoted for a decade. In this period, China’s medical reform proceeded along with the public hospital reform, breaking the mechanism that “hospitals subsidize its medical service with overly expensive drug prescriptions” and focusing on solving people’s complaints of “expensive medical bills and difficult access to fine quality medical services”. The new medical reform has entered into the deep water zone, or a tough phase, in 2019, which has been dedicated to provide people with affordable basic healthcare service, bringing public hospitals back to the nature of public welfare, and maximizing the efficiency of the use of medical insurance funds.

The Chinese National Healthcare Security Administration (NHSA) has made frequent moves since its establishment in 2018, with major policies such as negotiating the medical insurance catalog access and implementing the Group Purchasing Organizations (“GPO”) (GPO, a new drug purchasing mode in which the anticipated purchase volume will be announced in the tender announcement, and the suppliers will need to consider their manufacturing capacity in addition to the price.). Using GPO as a breakthrough, it further deepened the reform of the healthcare system. And through the reform of medical insurance, it promoted the reform of medicine and treatment system, which all together has pushed the healthcare reform into a new cycle. The State Medical Security Administration issued the 2018 National Statistical Bulletin on the Development of Basic Medical Security (hereinafter referred to as the Bulletin) on June 30, 2019, which is also the first bulletin on the development of basic medical security in China since the establishment of the NHSA. According to the bulletin, in 2018, the total income of the national basic health insurance fund was RMB2138.4 billion, an increase of 19.3% over the previous year, and the total expenditure was RMB178.2 2 billion, an increase of 23.6% over the previous year.

In addition, even with the implementation of the hierarchical medical system in recent years, based on the data of medical treatment for employees, this system still has some way to go before landing – the data shows that the trend of patient flow to tier 3 hospitals is still there. According to the data of Medical Insurance for Urban Employees hospital outpatient visits at the tier 3, tier 2, tier 1 and lower levels was 33.3%, 22.5% and 44.2%, respectively in 2018, which represented an increase of 1.8%, a decrease of 1.1% and a decrease of 0.7% over the previous year, respectively.

The Bulletin also showed that the health insurance fund paid 81.6% of the hospital costs within the scope of the employee’s health insurance policy, which was roughly the same compared to the previous year. And it paid 84.0% of the hospital costs within the scope of the employee’s health insurance policy for the treatments received in tier 2 and lower hierarchical medical institutions, which was roughly the same compared to the previous year, but 3.5% higher than the percentage in tier 3 hospitals. Although tier 3 hospitals have more patients’ visits, the reimbursement rate at tier 2 or lower-tier hospitals is much higher than the tier 3 hospitals. The leverage of medical insurance favors the basic medical institutions.

Among the hospital expenses of people who were covered by the employees insurance in 2018: drug cost was RMB 218.3 billion, examination and treatment cost was RMB 325.2 billion, service and facility cost was RMB 75.5 billion, and other cost was RMB11.4 billion, accounting for 34.6%, 51.6%, 12.0% and 1.8% of the total medical cost, respectively. The proportion of drug costs in hospital expenses decreased by 3.1% over the previous year, the proportion of examination and treatment cost increased by 3.0% over the previous year, and the proportion of service facilities and other expenses increased by 0.1% over the previous year, respectively. The decrease in drug proportion was directly related to the implementation of the policy of zero-margin sales of drugs nationwide in 2018. At the same time, many provinces and cities have been trying to find new ways to procure drugs. Lower drug prices and regulation of rational drug use could be the main factors contributing to the reduction of the proportion of drug costs.

With the growth of China’s per capita income, people’s awareness of health care has been gradually increasing. Medical consumption expenditure and consumer demand for higher-level health care are expected to continue to grow, which is expected to promote the upgrading of medical consumption. Market share of domestic generic drugs can be increased through the improvement of market penetration and the adoption of generic medications instead of the originals. China is currently experiencing an accelerated process of population ageing (statistics bureau data showed 11.4% of the population aged 65 and over in 2017, an increase of 2.0% compared with 5 years ago and 3.3% compared with 10 years ago). Looking at the increasing industry concentration and internationalization and the fact that NMPA initiated policies to encourage high-quality development and mergers and reorganizations among business entities to seek joint development), we are optimistic about the development of China’s pharmaceutical industry.

Consistency Evaluation

The development of generic drugs is an important measure to reduce medical expenses. By conducting generic drug consistency evaluations, generic drugs can be advertised as consistent with the original drug in terms of efficacy and quality, and may even replace the original drug in clinical practice. This work can greatly enhance the overall development of China’s pharmaceutical industry, and it also provides support for the quality of generic drugs as well as internationalization of the entire industry.

The Chinese State Drug Administration issued a Notice on Consistency Assessment of Quality and Efficacy of Generic Drugs (hereinafter referred to as the Notice) on December 28, 2018. The Notice points out that the National Essential Medicines Catalogue (2018 edition) (hereinafter referred to as the New Edition Catalogue) has been put into effect as of November 1, 2018. The New Edition Catalogue has established a dynamic adjustment mechanism, giving priority to the formulas that pass the consistency evaluation, gradually removing transferring formulas that fail to pass the consistency evaluation out of the Catalogue. Due to the importance of ensuring the clinical needs of essential drugs, the time limit for evaluating essential drugs is no longer set uniformly for the drugs included in the national Essential Drugs Catalogue.

Our company has actively promoted the consistency evaluation process of several key current existing oral products in 2019.

In order to promote consistency evaluations, the P.R.C. State Council and its related agencies have issued corresponding policies with two core points: first, the medicines that pass the consistency evaluation should be given appropriate support in the health insurance coverage; and should be given priority for drug purchase and prescription; secondly, when more than three manufacturers have passed the consistency evaluation for a certain drug, the other manufacturers will no longer be eligible to participate in centralized purchase for this drug.

The use of “consistency evaluation” as a key criterion for the participation of GPO of the generic drugs in 2019 will have a significant impact on the development of the pharmaceutical industry.

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

Overall, however, the research and development (R&D) cost for consistency evaluation is expensive. According to Guotai Junan’s “Progress Report on Consistency Evaluation of Generic Drugs” released on July 23. 2019, based on the known R&D costs disclosed by the listed companies, there were 18 drugs of which the cost range falls under RMB 1 million to 5 million, 32 drugs’ cost range falls under RMB 5 million to 10 million, and there is 1 drug of which the R&D cost is over RMB 10 million. In addition, many drugs with R&D costs in the RMB 1 million to 5 million range are launched in both the domestic and foreign markets with relatively complete registration materials and therefore may bear less R&D costs. The cost pressure of consistency evaluation is significant for most companies. Most companies that seek the consistency evaluation for their formulas believe such formulas, after passing the consistency evaluation, will be able to generate revenue to cover the costs associated therewith or generate profits. However, the risk of covering the costs soars given the average price of drugs decreased by 52% in the first round of GPO. Companies have become more prudent to initiate consistency evaluation projects.

As per the database of Insight, there were 194 drugs (289 specifications) passed the consistency evaluation as of December 13, 2019, which involved 190 companies, among which there were 11 companies with more than 10 specifications passed the consistency evaluation.

Along with the implementation of the consistency evaluation of oral dosages, the consistency evaluation of injection may become a new battleground for the competition of generic drug companies in China in the near future. Injection re-evaluation was first proposed in May 2017, when NMPA issued the Policy on Encouraging Drug Medical Device Innovation to Implement The Full Life Cycle Management of Pharmaceutical Medical Devices (Draft for Comments) (No. 54 of 2017), mentioning that to spend 5 to 10 years to complete the re-evaluation of injection. Center for Drug Evaluation (“CDE”) released the Chemical Generic Reference (21st Batch) for the first time with 242 injection references on March 28, 2019, followed by the issuance of 229 more injection references on June 3, 2019. With continuous improvement of the policy, the injection consistency evaluation has begun.

The PRC’s medical insurance system

The Chinese National Medical Insurance Bureau was officially established on May 31, 2018. The reform has given the Medical Insurance Bureau great functions and powers. After the establishment of the Medical Insurance Bureau, it became a central department with the power of overall decision making with respect to matters in connection with drug procurement, medical service evaluations and the medical insurance payment system. The newly established Medical Insurance Bureau has reorganized the functions that were previously allocated to four ministries: basic medical insurance and maternity insurance for urban workers and residents of the Ministry of Human Resources and Social Affairs, the New Agricultural Cooperation of the State Health and Planning Commission, the price management of drugs and medical services of the National Development and Reform Commission, and the medical assistance responsibilities of the Ministry of Civil Affairs. This reorganization has broken down the restrictions on the functions of the original ministries and commissions, thoroughly restructured the previous operations of the pharmaceutical products, medical insurance and medical treatment division, and reshaped the functions of medical procurement and medical service supervision within the scope of medical insurance, so that the follow-up medical reform has a clearer direction and stronger execution. As a “super buyer” integrating purchasing power, pricing power and payment power, the newly established National Medical Insurance Bureau will be more prominent in the implementation process of subsequent collection and payment of medical insurance.

The “medical reform” has been implemented for many years. However, the problem of “expensive medical bills” still has not been fundamentally alleviated, which put the drug price into the spotlight. NHSA has tried to address it through GPO.

The General Office of the State Council issued a Notice on the Pilot Program for the Central Procurement and Use of Drugs of National Organizations on January 14, 2019 to select 11 sample cities of Beijing, Tianjin, etc. as the pilot areas. On the basis of the procurement volume submitted by the public medical institutions in these pilot areas, the total amount of the GPO purchase shall be estimated according to 60%-70% of the total annual drug consumption of all public medical institutions in the pilot areas, connecting the quantity to price through the GPO and exchanging lower price for large quantity. For drugs subject to centralized purchase, the ones within the Health Insurance Catalog will be reimbursed based on the GPO price. The State Administration of Medical Security issued a notice on the “Opinion on doing a good job in the management of current drug prices” on December 6, 2019, which called for deepening the reform of the centralized drug procurement system, and bringing drug prices to a reasonable level.

The continuous implementation of the GPO will bring significant influence to China’s pharmaceutical industry. In this context, generic drugs will enter into an era of meager profit.

In addition, NHSA further strengthened the standardization of information construction in 2019. The dynamic maintenance window of the coding standard database for disease diagnosis and surgery, medicine, medical services, and medical disposables was opened for trial operation on June 27, 2019. This opened up the data information collection channels, and started to receive comments from the society in order to achieve the dynamic maintenance of information business coding standards, and promote the formation of a unified national health insurance information data “common language”.

The NHSA expressed that China has not formed a unified standardized healthcare system in two decades since establishment, which made it difficult to adapt to the requirements of modernization. At present, there are still problems such as segmentation, structural imbalance, decentralized management and low efficiency, which require the medical security system and operation mechanism to be constantly standardized, innovated and improved. In this process, information and standardization will play an irreplaceable important supporting role.

Our Strategy

We believe that the pursuit of innovation is imperative for providing the basic medical solutions needed by the majority of patients. We are passionate about protecting human health, and always adhere to the highest standards of ethics and integrity, fulfilling our firm commitment to our customers and patients.

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases.

 Consistent evaluation of our current existing major products will be the focus of our strategy in the near future. The consistency evaluation of generic drugs will improve the quality level of Chinese generic drugs, eliminate unqualified enterprises, so that high-quality generic drug companies are expected to benefit from it. Consistency evaluation, together with the GPO, is optimizing the competitive landscape of the Chinese pharmaceutical industry. We believe that the market space and growth potential of Chinese generic drugs are still huge.

Based on our experience in R&D, production and marketing of specialized pharmaceutical products in China for more than 20 years, and our market insights, we have decided to gradually adjust our strategy to produce generic and innovative drugs with high value in pharma-economics, good clinical efficacy and market differentiation. These include drugs for the treatment of chronic diseases prevalent in China, geriatric diseases, cancers, and nutritional products.

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

Promoting the progress of consistency evaluation of our current existing main products. We intend to cope with the latest policies and the GPO requirements. We aim to make efficient use of our existing human and material resources, and strive to create favorable conditions for product sales and international development through gaining a favorable position in the consistency evaluation.

Exploring the market for comprehensive health products. To advocate a healthy way of life, we intend to explore the market for comprehensive health products and help our customers not only ‘cure the disease’, but also ‘prevent the potential disease’, eliminate sub-health, improve physical fitness, reduce pain, and maintain good health management.

Expanding Our Distribution Network to Increase Market Penetration. We intend to expand our reach beyond our current 16 offices in the PRC to drive additional growth of our existing and future products. We currently contract with over 1,000 distributors in the PRC and plan to expand on these relationships to target new markets. We will continue our conservative sales strategy of increased cooperation with customers with reliable accounts receivable collection performance. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and to increase our market penetration in cities and rural areas where we already have a presence. Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies to cross-sell our products.

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

Products

We currently have a product portfolio of 20 products, including 19 pharmaceutical products that address a wide variety of diseases and medical indications, and a comprehensive healthcare product. All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the NMPA and are sold on a prescription basis. The following table summarizes the approved indications for our marketed products and the year in which each of such products was first marketed to our customers.

		Year of
		Commercial
Product	Indication	Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

CerebroproteinHydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Acute thrombotic cerebral infarction and dyskinesia associated with cerebral infarction	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Andrographolide	Detoxification, antibacterial and anti-inflammatory. For sore throat caused by upper respiratory tract infection	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

Comprehensive Healthcare

Noni Enzyme	natural, healthy and nutrition rich a natural, healthy and nutrition-rich food supplement	2018

The following table sets forth the aggregate amount our revenues attributed to our product portfolio by indication group for the years ended December 31, 2019 and 2018.

	Twelve Months Ended December 31,
Product Category	2019 (in millions)	2018 (in millions)	Net Change (in millions)	% Change
CNS Cerebral & Cardio Vascular	$2.35	$2.41	-0.05	-2%
Anti-Viral/ Infection & Respiratory	$6.33	$6.76	-0.43	-6%
Digestive Diseases	$0.46	$0.72	-0.26	-36%
Other	$1.86	$2.44	-0.58	-24%

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

Currently, due to this newly issued policy, as with all other Chinese generic pharmaceutical companies, the NMPA production approved standards and experimental requirements for almost all of our pipeline products have undergone major adjustments. Management decided to terminate the development and research of combination antibiotics, blood lipid stos, Alzheimer’s drugs, and coronary heart disease drugs. However, we may move forward the development and research for these products forward again in the future if sufficient funding and other favorable conditions arise.

Distribution and Customers

We believe we have a well-established sales network. As our current pharmaceutical product portfolio is comprised mainly of prescription drugs, our major sales targets are hospitals. As of December 31, 2019, we also had 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC. We have established long-standing relationships with most of our key customers through our operating subsidiary, Helpson, which was formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our old manufacturing facility, which was built in 2002, is approximately 8,000 square meters; and our new building, approximately 20,000 square meters, was completed in 2013. We have production lines with the 2011 version of GMP certificates for different forms of our products including: tablets, capsule, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated).

All of our existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect, which cancelled the GMP certification but impose the pilot inspection mechanism. In the event any production line(s) does not satisfy any pilot inspection under the New Law, the production on such production line(s) could be suspended and our operations and profitability could be adversely affected.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2019, our purchases of raw material purchases from our three top suppliers accounted for 22.3%, 20.6% and 5.8%, respectively. For the year ended December 31, 2018, our purchases of raw material from our top two suppliers accounted for 22.3% and 20.6%, respectively.

Competition

We believe we have established a commercially competitive position in the highly-fragmented pharmaceutical industry in China through our core competitive advantages, as described below:

We have a highly-efficient commercialization process for new products, including significant experience with the NMPA registration process.

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

Intellectual Property

We regard our packaging designs, trademarks, trade secrets, patent and similar intellectual property as parts of our core competence that are critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality agreements with certain of our employees, distributors and others to protect our intellectual property rights.

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

As of December 31, 2019, we owned 17 registered trademarks, including marks for nine of the 19 pharmaceutical products we manufacture, including the tradenames Funalin, Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang and Shenkaineng, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 17 registered trademarks are as follows: No.1280259, No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272759, No.1272760, No.1330294, No.1327731, No.1330295, No.1476339, No.3993785, No. 4074317, No.4074321 and No. 4315247.

Environmental Matters

We comply with the Environmental Protection Law of China as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties may be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we do not anticipate that it will occur in the future, but no assurance can be given in this regard.

Regulations

Regulations Relating to Pharmaceutical Industry. The pharmaceutical industry in China is highly regulated. The primary regulatory authority is the NMPA, including its provincial and local branches. As a developer and producer of medicinal products, we are subject to regulation and oversight by the NMPA and its provincial and local branches. The Law of the PRC on the Administration of Pharmaceuticals provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distribution, packaging, pricing and advertising of pharmaceutical products. These regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Registration and Approval of Medicine. Pursuant to the PRC Provisions for Drug Registration, a medicine must be registered and approved by the NMPA before it can be manufactured and sold. The registration and approval process requires the manufacturer to submit to the NMPA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. A series of policies on consistency evaluation and drug review process have been issued in recent years, and potentially more reforms and adjustments are underway in order to promote the pharmaceutical industry in China in line with the international standards. In this context, we believe that the uncertainties in the timetables for obtaining NMPA production approvals for products under research are increasing. If a manufacturer chooses to manufacture a pre-clinical medicine, it is also required to conduct pre-clinical trials, apply to the NMPA for permission to conduct clinical trials and go through the clinical trials. If a manufacturer chooses to manufacture a post-clinical medicine, it only needs to go through the clinical trials. In both cases, a manufacturer needs to file clinical data with the NMPA for approval for manufacturing after clinical trials are completed.

New Medicine. If a new medicine is approved by the NMPA, the NMPA will issue a new medicine certificate to the manufacturer and impose a monitoring period of one to five years. During the monitoring period, the NMPA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. As a result of these regulations, the holder of a new medicine certificate has the exclusive right to manufacture it during the monitoring period. We currently have the new medicine certificates for our Pusenouke, Cefaclor dispersible tablets and Roxithromycin dispersible tablets and Bumetanide for injection products.

National Production Standard and Provisional Standard. In connection with the NMPA’s approval of a new medicine, the NMPA will normally direct the manufacturer to produce the medicine according to a provisional national production standard, or a provisional standard. A provisional standard is valid for two years, during which time the NMPA closely monitors the production process and quality consistency of the medicine to develop a national final production standard for the medicine, or a final standard. Three months before the expiration of the two-year period, the manufacturer is required to apply to the NMPA to convert the provisional standard to a final standard. Upon approval, the NMPA will publish the final standard for production. The NMPA has no statutory timeline to complete its review and grant approval for the conversion. In practice, the approval for conversion to a final standard is time-consuming and could take a number of years. However, during the NMPA’s review period, the manufacturer may continue to produce the medicine according to the provisional standard.

Transitional Period. Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the NMPA grants a final standard for a new medicine after the expiration of the provisional standard, the NMPA will not accept applications for an identical medicine nor will it approve the production of an identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

Continuing NMPA Regulation

Pharmaceutical manufacturers in China are subject to continuing regulation by the NMPA. If the labeling or its manufacturing process of an approved medicine is significantly modified, a new pre-market approval or pre-market approval supplement will be required by the NMPA. A pharmaceutical manufacturer is subject to periodic inspection and safety monitoring by the NMPA to determine compliance with regulatory requirements.

The NMPA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, the imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the NMPA’s relevant provincial branch. This permit is valid for five years and is renewable for an additional five-year period upon its expiration. Our current pharmaceutical manufacturing permit, issued by the NMPA, will expire on December 31, 2020. We are confident the permit could be renewed before its expiration.

Good Manufacturing Practice. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. Prior to December 1, 2019, if a manufacturer meets the GMP standards, the NMPA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly-established pharmaceutical manufacturer that meets the GMP standards, the NMPA will issue a GMP certificate with only a one-year validity period. The Year 2011 GMP Standards became effective on March 1, 2011 and pharmaceutical manufacturers (except manufacturers of injectables, blood products or vaccines, which had a three-year grace period) had a five-year grace period to upgrade existing facilities to comply with the revisions.

All of our existing production lines have met the Year 2011 GMP Standards. On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system and our production lines are subject pilot inspection under the New Law.

Product Liability and Consumers Protection

Product liability claims may arise if any of our pharmaceutical products have a harmful effect on a consumer, who may make a claim for damages or compensation as an injured party. The General Principles of the Civil Law of the PRC, which became effective in January 1987, state that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries.

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

Price Controls

The State Council of China promulgated the “Notice on Printing and Advocating Opinions on Promoting the Reform of Drug Prices” in 2015. Not including narcotic drugs and psychotropic drugs of the first category, the prices of drugs originally designed by the government were abolished beginning in June 1, 2015. At the same time, it encourages to improve the drug procurement mechanism, optimize medicine-fees-control effect of medical insurance, and allow the actual transaction prices of drugs being formed by market competition.

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

On February 12, 2018, the State Council Information Office issued a press release on deepening medical reform and improving medical services. Mr. Wang Hesheng, deputy director of the National Health and Family Planning Commission and director of the State Council’s Medical Reform Office, reiterated the current policy: it is strictly forbidden to link the income of medical personnel with the sales of medicines, consumables, and inspections, and to control the unreasonable growth of medical expenses scientifically. The increase in the organization’s medical expenses dropped from 21% in 2010 to about 10% in 2017. With respect to drug use, drug prices are reduced through various measures such as centralized bidding and procurement, national negotiations on drug prices, and control of irrational use of drugs. The latest round of price reductions for pharmaceuticals in the province as a unit averaged more than 15%.

In order to expand the results of the reform of the pilot project of GPO (hereinafter referred to as the “4+7” pilot), nine departments, including NMSA issued Comments on The Implementation of The Pilot GPO and Its Expanded Area on September 30, 2019. The results of the pilot GPO are announced on the same day: there was a decrease of 59% between the average anticipated winning price and the minimum purchase price for the same drug in the expanded area in 2018

On November 28, 2019, NHSA released a list of drugs for medical insurance negotiation. And the price of the newly listed drugs fell by an average of 60.7%.

The bid of second round of national GPO was opened in Shanghai on January 17, 2020. This opening of the tender is based on a detailed rule issued by the State and the Shanghai Joint Procurement Office on December 29, 2019, covering a total of 33 formulations. Compared to the maximum price, the average price of the drug purchased in this round decreased by 53%, while the average decline is expected to be 70% compared to the lowest prices in the manufacturers’ own market. Under the constraints of setting the maximum price and the bidding rules, the less competitive drugs are also unable to escape a material price reduction. GPO is an act of the national will, and it is expected that in the next 2 to 3 years it will be a normal operation for products that have passed consistency evaluation. GPO will gradually compress the profit margin of generic pharmaceutical companies, so that they will return to the market of non-differentiated profit margin.

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

Employees

As of December 31, 2019, we had 242 employees, among which 228 employees were full-time employees and 14 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

If we fail to meet standards pursuant to the newly revised Drug Administration Law, the production at certain of our production lines will be suspended and our operations and profitability would be adversely affected.

All of our existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments of the New Law is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system.

While all of our existing product lines are in full compliance with the GMP standards issued in 2011, in the event we fail to continually meet the requirements of the GMP and receive the deficiency feedback from any pilot inspection under the New Law, the production on such production line(s) could be suspended and our operations and profitability could be adversely affected.

We may be subject from time to time to product recalls initiated by us or by the NMPA. Product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

In our business, we must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, those issued by the NMPA. If the NMPA issues any notices to cease the production, sale and use of any of our products, we must comply with such requirements. As a result, we may incur significant costs in complying with cessation requirements, and our financial results could be materially and adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to voluntarily recall or otherwise discontinue selling selected products, which could materially and adversely affect our results of operations.

In March 2013, NMPA issued a nationwide notice (the “NMPA Notice”) for the cessation of the production, sale and use of Buflomedil effective immediately. The NMPA Notice was a result of the reevaluation done by the NMPA based on the indications from the recent Chinese and international research materials, which found that the risks of side effects to the nervous system and the cardiovascular system from Buflomedil have surpassed its clinical treatment benefits. The NMPA Notice was applicable to all the manufacturers and distributors in China who are in the business of the production and sale of Buflomedil related products. As a result, we no longer produce Buflomedil after 2013.

Recalls may also harm our reputation, increase our costs and reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions that may adversely impact our business. The NMPA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons.

If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross and net profits margins will be adversely affected.

We had gross profit margins of 13.6% for the year ended December 31, 2019, compared to gross profit margins of 16.0% for the year ended December 31, 2018. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues that may result from the listing of such products on the EDL.

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

Most of our products are off-patent branded generics that can be manufactured and sold by other pharmaceutical manufacturers in the PRC which may increase the competition we face and reduce our business profitability

Most of our products are off-patent branded generic pharmaceuticals and are not protected by intellectual property rights. As a result, other pharmaceutical companies may sell equivalent products at a lower cost, and this might result in a commensurate loss in sales of our branded generic products or require us to lower our prices to compete. If other pharmaceutical companies sell pharmaceutical products that are similar to our unprotected products, we may face additional competition and our business and profitability may be adversely affected.

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

Market acceptance and sales of our products also depend to a large extent on the reimbursement policies of the PRC government. The Ministry of Labor and Social Security of the PRC or provincial or local labor and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the national medical insurance catalog or provincial or local medical insurance catalogs for the National Medical Insurance Program every other year, and catalogs under which a drug will be classified affects the amounts reimbursable to program participants for their purchases of those medicines. These determinations are made based on a number of factors, including price and efficacy. Generally, there are two catalogs, the National Insurance Catalogue (“NIC”) and the EDL on which a product can be included. The products selected for the EDL generally are selected from the NIC. A consumer can be reimbursed for the full cost of a medicine on the EDL and can be reimbursed for 80% to 90% of the cost of a medicine listed on the NIC. Our Cefalexin, Clarithromycin and Omeprazole products are currently included in the EDL. If government authorities decide to remove these products from the medicine catalogs, such removal may reduce the affordability of our products and change the public perception regarding our products, which, in turn, would adversely affect the sales of these products and reduce our net revenue. Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national, provincial or local medicine catalogs, sales of our new products maybe materially and adversely affected.

The growth and success of our business depend on our ability to successfully market our principal products to hospitals and their selection in tender processes used by hospitals for medicine purchases.

Our future growth and success significantly depend on our ability to successfully market our principal products to hospitals as prescription medicines. Approximately 80% of the end-customers of our products are hospitals. Hospitals may make bulk purchases of a medicine included in the national and provincial medicine catalogs only if that medicine is selected under a government-administered tender process. A hospital’s interest in a particular medicine is evidenced by:

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

We cooperate with research institutions and universities in the PRC for the research and development of certain new products and any failure of such research institutions to meet our timing and quality standards may pose impairment loss on our financial results and our failure to continue such collaborative arrangement or enter into such new arrangements could adversely affect our ability to develop new pharmaceuticals and our overall business prospects.

Our business strategy includes collaborating with third parties for the research and development of new products. We have maintained long-term cooperative relationships with a number of research institutions and universities in the PRC. These research institutions and universities used to collaborate with us in a number of research projects and certain of our products that have obtained approval certificates were developed by such research institutions. Any failure of such research institutions to meet the required quality standards and timetables set forth in their research agreements with us, or our inability to enter into additional research agreements with these research institutions on terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects. The management determined to impair all advances at December 31, 2019 and recognized an impairment loss for the advances made to laboratories for the years ended December 31, 2019 and 2018 in the amount of $17,015,117 and $6,134,271, respectively.

While the Company may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise, we cannot assure you that we will be able to enter into agreements with new parties on terms acceptable to us. Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

We may not be able to obtain regulatory approval for any of the new products and failure to obtain these approvals could materially harm our business.

All new medicines must be approved by the NMPA before they can be marketed and sold in the PRC. The NMPA requires successful completion of clinical trials and demonstrated manufacturing capability before it grants approval. It often takes a number of years before a medicine can be ultimately approved by the NMPA. In addition, the NMPA and other regulatory authorities may apply new standards for safety, manufacturing, packaging, and distribution of future product candidates.

Complying with such standards may be time-consuming and expensive and could result in delays in obtaining NMPA approval for our future product candidates, or possibly preclude us from obtaining NMPA approval altogether. For example, due to the enhanced criteria introduced during the implementation process of the trial of one of our products in the dried powder injectable and granule production lines in our old plant, the clinical trials lasted longer than originally expected. Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval and prevent or limit their commercial use. The NMPA and other regulatory authorities may not approve the products that we develop and even if we do obtain regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

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

Our success will depend in part on our ability to enhance our existing products and to develop new products. The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly. Relatively few research and development programs produce a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

●	the failure to demonstrate safety and efficacy in preclinical and clinical trials;

●	the failure to obtain approvals for intended use from relevant regulatory bodies, such as the NMPA;

●	our inability to manufacture and commercialize sufficient quantities of the product economically; and

●	proprietary rights, such as patent rights, held by others to our product candidates and their refusal to sell or license such rights to us on reasonable terms, or at all.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and depend on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2019, no customer accounted for more than 10.0% of sales, and two customers accounted for 49.6%, 10.7% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find the substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 14% and 12% of our net revenues in 2019 and 2018, respectively. We expect that a relatively small number of our distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our significant distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products.

Generic drugs refer to drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects compared to the original drugs. The “Consistency Evaluation” requires currently marketed generic products to prove their consistency in term of quality and therapeutic effect, and substitutability during clinical trials with original drug. The Consistency Evaluation could enhance the development of pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring the pharmaceutical industry, and improve international competitiveness. Both Relevant Matters Related to the Implementation of the Opinions of the General Office of the State Council on the Consistent Evaluation of the Quality and Efficacy of Generic Drugs (No. 106 of 2016) issued on 26 May 2016, and Announcement of the General Administration on the Consistency Evaluation of the Quality and Efficacy of Generic Drugs (No. 100 of 2017) issued on August 28, 2017 require that if a drug has more than 3 manufacturers passed the consistency evaluation, then the drug manufacturers without consistency evaluation valid status will have no access to participate in the drug GPO. If we fail to complete the consistency evaluations for our generic drugs per the government’s requirements, our business and operation will be negatively impacted.

We face risks related to health pandemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. These could include disruptions or restrictions on our ability to travel, to transport raw materials by our suppliers to us or to distribute our products to our customers. There were temporary closures of our facilities during the period from February to March 2020 and our resumption rate for work by March 25, 2020 is 90%.

Any disruption or delay of our operations and those of our suppliers or customers may adversely impact our sales and operating results. This could also add pressure on our cash flow, although the size and duration of this global pandemic are uncertain as of this report. In addition, a significant outbreak of contagious diseases in the human population resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We require a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2019, three suppliers accounted for 22.3%, 20.6%, 5.8% of raw material purchases and the year ended December 31, 2018, purchases from two suppliers accounted for 22.3%, and 20.6% our raw material purchases.

Historically, we have not had difficulty obtaining raw materials from suppliers. However, besides the impact that may be caused by the coronavirus outbreak discussed above, we cannot predict the impact on our suppliers of the current economic environment and other developments in their respective businesses, either. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Furthermore, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts. Although we believe we have alternative sources of supply for the raw materials used in our business, termination of our relationships with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we are unable to obtain adequate raw materials from other sources in a timely manner or at all.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2019, we had 242 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, research and development and purchase of drug formulas for new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

In addition, we do not maintain any insurance other than property insurance for some of our buildings, vehicles and equipment. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. Our production process requires a continuous supply of electricity. We have encountered power shortages historically due to restricted power supply to industrial users during summers when the usage of electricity is high and supply is limited or as a result of damage to the electricity supply network. Because the duration of those power shortages was brief, they had no material impact on our operations. Longer interruptions of electricity supply could result in lengthy production shutdowns, increased costs associated with restarting production and the loss of production in progress. Any major suspension or termination of electricity or other unexpected business interruptions could have a material adverse impact on our business, financial condition and results of operations.

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

As a Foreign Invested Company in China, Helpson’s ownership structure may be impacted by the foreign investment regulation and its measures in China.

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

The majority of pharmaceutical manufacturing industry including the segments under which the Company conducts its business is not included in the 2019 Negative List. Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005. However, in the event the 2019 Negative List is amended in the future to include any of the business Helpson is operating, our ownership structure could be subject to change to the extent our structure is not given any “grandfather” protection.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2019, and there existed a material weakness in our internal control over financial reporting as of December 31, 2019.

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

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2019 and 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements, which did not include the impact from COVID-19 on our cash flow, the size and duration of which are uncertain as of the date of this report. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

If we are unable to generate enough cash or obtain additional sufficient funding, we would need to scale back or eliminate our business plan, reduce our operating costs and headcount, or discontinue or curtail our operations. Accordingly, our business, prospects, financial condition and results of operations could be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, Helpson rents offices located on the second floor of the Jiahai Building owned by Hainan Zhongfu Foreign Export Personnel Service Center (the “Center”) as its principal executive offices. Monthly rent at this facility is RMB 5,580 (approximately $843). The original term of the lease was 3 years, from December 1, 2010 to November 30, 2013. On December 31, 2011, this lease was superseded by a new lease, for a term of nine years, for office spaces on the second floor and the entire third floor at a monthly rent of RMB 20,000 (approximately $2,941), with a 5% increase every two years from the fourth year until the end of the term (the “2011 Lease”). On May 2, 2018, the 2011 Lease was superseded by a new lease, for a term of three years ending June 30, 2021, for office spaces on the second and third floor at a monthly rent of RMB 16,000 (approximately $2319), and RMB 30,000 (approximately $4,349), respectively. The aggregate area of the office space rented by Helpson is 1,686 square meters (16,812 square feet).

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we anticipate a possible need for expansion and additional space as our production increases.

Mortgaged Property

Helpson entered into an eight-year construction loan facility dated June 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $12.3 million), which had been fully utilized through May 7, 2014. We have incrementally repaid the principle of RMB51 million (approximately $57.4 million) of the construction loan per the repayment schedule as of January 10, 2020. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. Upon the Company’s receipt of the ownership certificate over the new factory, the mortgage was formally placed on the new facility in the second quarter of 2016.

The loans referred to above are set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 80 million (Approximately $13 million)	Bank of China	July 11, 2013 to July 10, 2021	The interest rate is 5.39%, based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872) and the production line equipment and machinery in the new factory

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares began trading on the NYSE MKT (Formerly known as NYSE Amex, NYSE American) on September 30, 2009 under the symbol “CPHI”. Prior to September 30, 2009, our shares traded on the OTC Bulletin Board under the symbol “CPHI.OB.”

Holders

As of March 20, 2020, there were approximately 134 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is EQ Shareowner Services, with offices located at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800 and fax number is (303) 282-5800.

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

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that is attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

Business Overview & Recent Developments

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the NMPA based upon demonstrated safety and efficacy.

China’s consistency evaluation of generic drugs has continued to proceed in 2019. The supporting policies from central and provincial governments have been constantly issued. We have always taken the tasks of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progresses in terms of the consistency evaluation.

On one hand, since initiated in 2018, two rounds of “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) Group Purchasing Organization (“GPO”) activities have been carried out by the end of 2019, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for GPO. In this context, we have to take a more cautious and flexible attitude towards the initiating and progressing any project for an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China.

In addition, we continue to explore in the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. It focuses on people’s daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care of the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched a Noni enzyme, a natural, healthy and nutrition-rich food supplement at the end of 2018, and a wash-free sanitizer in early 2020 to address the market needs caused by COVID-19 in China.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Market Trends

According to the data of the Chinese National Bureau of Statistics, from January to November 2019, the number of Chinese pharmaceutical manufacturing enterprises was 7,346; the operating revenue was RMB2159.65 billion (approximately USD313 billion), which represented an increase of 8.9% from the same period last year. As the medical reform deepens, the GPO has been expanded from pilot cities to the whole country, which pressed hospitals to control drug prices to reduce overall costs. The pressure of price reduction has been further transmitted to pharmaceutical manufacturers. We believe that the price control is still one of the key themes in the pharmaceutical industry in the future; and pharmaceutical manufacturing companies’ revenue is under obvious pressure.

Novel coronavirus pneumonia (COVID-19) refers to the pneumonia caused by the 2019 novel coronavirus infection. Hospitals in Wuhan, Hubei, China, have found increasing cases of unexplained pneumonia with a history of exposure to a market named South China Seafood Market since December 2019, which has then been confirmed as an acute respiratory infection caused by COVID-19. According to the government’s daily announcement, the cumulative number of confirmed cases of COVID-19 infection had reached 80,695 with 3,097 deaths in China by March 8, 2020. Tan Desai, Director-General of WHO, said at a regular press conference in Geneva on March 11, 2020, that the extent and severity of the spread of the outbreak was deeply worrying, “so we assess that the outbreak of new coronary pneumonia has become a pandemic”.

We believe that several new development opportunities are emerging in China’s healthcare sector in connection with this outbreak due to the following reasons: there is a gap between prevention and treatment of diseases; the level of treatment skills and conditions of primary medical institutions need to be improved; large hospitals are overcrowded; and there are too many restrictions on the internet healthcare service. The impact of the pandemic will bring more governmental and social attention to China’s health care industry, which we believe will promote its overall development, and trigger potential adjustments in products and service, and sales channel in the health care industry.

As a generic drug company we are presented with a huge domestic market. We believe that through further upgrades and consistency evaluations, we will be able to meet the European and American production standards, which enables us to export our products to overseas markets. In the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the GPO’s winning enterprise has a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation transformation. As a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. We believe that there are a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

In addition, the Office of the State Council issued “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing an MAH to produce pharmaceuticals itself or to consign production to other pharmaceutical manufacturers. This policy not only transitions our production practices to meet the European and United States standards by separating drug approval and production qualifications, and therefore changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy.

The Drug Administration Law of the People’s Republic of China (hereinafter referred to as the Drug Administration Law) was amended and adopted by the 12th session of the Standing Committee of the 13th National People’s Congress of the People’s Republic of China on August 26, 2019, and came into effect on December 1, 2019. Chapter III of the Drug Administration Act contains the interpretation and regulation of MAH. This marks that MAH has been officially introduced as a national system after four years of pilot work. We believe this will have a profound impact on the future pharmaceutical industry and drug management. Furthermore the promotion of this policy presents us the opportunity to use our professional pharmaceutical production facilities in Haikou, Hainan, China, to carry out the contract manufacturing.

In general, demand for pharmaceutical products is still experiencing steady growth in China. We believe the ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to the national policy guidance and further evaluate market conditions for our existing products, and competition in the market in order to optimize our development strategy.

Results of Operations for the Fiscal Year ended December 31, 2019

Revenue

Revenue decreased by 11.4% to $11.0 million for the year ended December 31, 2019, as compared to $12.3 million for the year ended December 31, 2018. This decrease in sales revenue was mainly due to the increased standards of drug tender procurement of GPO (drugs have to pass the consistency evaluation in order to participate in the GPO), and the decreased “drug ratio”(the ratio of drug expenditure to patients’ total hospital expenditure) from 60% a few years ago to approximately 30% in 2019, which were promoted by the healthcare insurance cost control policy.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
Product Category	2019	2018	Net Change	% Change
CNS Cerebral & Cardio Vascular	2.35	2.41	-0.05	-2%
Anti-Viro/ Infection & Respiratory	6.33	6.76	-0.43	-6%
Digestive Diseases	0.46	0.72	-0.26	-36%
Other	1.86	2.44	-0.58	-24%

The most significant revenue decrease in terms of dollar amount was in our “Other” product category, which generated $1.86 million in sales revenue in 2019 compared to $2.44 million in 2018, a decrease of $0.58 million. This decrease was mainly due to a decrease in sales of our Vitamin B6, which was a result of the implementation of the GPO policy, a stricter drug pricing control policy, as well as market fluctuation.

Sales in Anti-Viral/Infection & Respiratory” product category was $6.33 million in sales revenue in 2019, which represented a decrease of $0.43 million compared to $6.76 million in 2018. This decrease was mainly due to a decrease in sales of our Cefaclor Dispersible Tablets, which was a result of the implementation of GPO policy, a stricter drug pricing control policy, as well as market fluctuation.

Our “Digestive Diseases” category generated $0.46 million of sales in 2019, which represented a decrease of $0.26 million compared to $0.72 million in 2018. This decrease was mainly due to a decrease in sales of our Omeprazole.

Sales revenue in the “CNS Cerebral & Cardio Vascular” category was $2.35 million in 2019, compared to $2.41 million in 2018.

	Year Ended December 31,
Product Category	2019	2018
CNS Cerebral & Cardio Vascular	21%	19%
Anti-Viral/ Infection & Respiratory	58%	55%
Digestive Diseases	4%	6%
Other	17%	20%

For the year ended December 31, 2019, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 58% and 55% of total sales in the years ended December 31, 2019 and 2018, respectively. The “CNS Cerebral & Cardio Vascular” category represented 21% of total revenue in 2019, compared to 19% in 2018. The “Digestive Diseases” category represented 4% and 6% of total revenue in 2019 and 2018, respectively. The “Other” category represented 17% and 20% of revenues in 2019 and 2018, respectively.

Cost of Revenue

For the year ended December 31, 2019, our cost of revenue was $9.4 million, or 86.4% of total revenue, which represented a decrease of $0.9 million from $10.4 million, or 84.0% of total revenue, in 2018. The increase in the percentage of cost-to-income is mainly due to the stability of fixed costs, which makes it difficult to result in the proportional decline in cost when the revenue declines.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2019 was $1.5 million, compared to $2.0 million in 2018. Our gross profit margin in 2019 was 13.6% compared to 16.0% in 2018. This decline in our gross profit margin was mainly due to a decrease in our sales but our fixed costs remained the same.

Selling Expenses

Our selling expenses for the year ended December 31, 2019 were $2.4 million, a decrease of $0.9 million compared to $3.2 million for the year ended December 31, 2018. Selling expenses accounted for 21.5% of the total revenue in 2019 compared to 26.1% in 2018.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2019 were $2.3 million, as compared to $1.9 million in 2018. General and administrative expenses accounted for 21.0% and 15.8% of our total revenues in 2019 and 2018, respectively.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2019 was $0.23 million, compared to $0.17 million in 2018. Research and development expenses accounted for 2.1% and 1.4% of our total revenues in 2019 and 2018, respectively. These expenditures were mainly on the consistency evaluation of our existing products.

Impairment Loss

We recognized $17.02 million impairment loss for the year ended December 31, 2019, compared to $6.48 million in 2018; among which, there was an impairment loss for the advances made to laboratories for the years ended December 31, 2019 and 2018 in the amount of $17,015,117 and $6,134,271, respectively. As a pharmaceutical company, we have been focusing on the development and maintenance of our intangible assets, mainly in the form of medical formulas. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. After evaluating the detailed rules under this policy, in addition to the potential return on investment and our recent cash flow position, our management made certain assessments regarding the impairment of our intangible assets, and identified four and two formulas that would likely to be unable to generate positive cash flow in the foreseeable future and therefore recognized impairment loss on them accordingly as of December 31, 2019 and December 31, 2018, respectively. The management determined to impair all advances at December 31, 2019, but may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise.

Bad Debt Expenses

Our bad debt expenses for the year ended December 31, 2019 was $0.003 million, which represented a decrease of $0.601 million compared to $0.604 million in 2018. The decrease in our bad debt expenses was mainly due to the Company’s adjustment of its credit policies to customers and the request of more advance payment from customers prior to the shipping of the products for the years ended December 31, 2019 compared to December 31, 2018.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.15 million and $0.22 million as of December 31, 2019 and 2018, respectively.

The following table illustrates our accounts receivable aging distribution in terms of the percentage of the total accounts receivable as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
1 - 180 Days	3.14%	3.80%
180 - 360 Days	0.69%	1.20%
360 - 720 Days	0.59%	0.30%
> 720 Days	95.58%	94.70%
Total	100.00%	100.00%

Our bad debt allowance estimate practice is that we consider accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management. We account for the following respective percentage as bad debt allowance based on age of the accounts receivables: 10% of accounts receivable that are between 180 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful accounts was $17.6 million and $17.8 million as of December 31, 2019 and December 31, 2018, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2019 and 2018 were as follows:

	For the Fiscal Years Ended
	December 31,
	2019	2018
Balance, Beginning of Period	$17,815,017	$18,209,734
Bad debt expense	3,153	604,388
Foreign currency translation adjustment	(243,070)	(999,047)
Balance, End of Period	$17,575,100	$17,815,075

Loss from Operations

Our operating loss for the year ended December 31, 2019 was $20.4 million, compared to an operating loss of $10.4 million in 2018. The increase in net loss was mainly a result of the increase in impairment of long term assets as discussed under the heading “Impairment Loss” above.

Net Interest Expense

Net interest expense for the year ended December 31, 2019 was $0.3 million, compared to $0.4 million in 2018. The decrease is primarily due to overall decreased debt levels due to the decrease in the interest incurred in conjunction with the construction loan facility as discussed in Note 8 to the consolidated financial statements.

Income Tax expense

Our income tax rate for our PRC subsidiary, Helpson was 25% for the year ended December 31, 2019 and 2018, respectively. We did not have any income tax expense in 2019. Our income tax expense was $0.1 million for the year ended December 31, 2018. We expect that the income tax rate for Helpson for 2020 and the foreseeable future will be 25%.

Net Loss

Net Loss for year ended December 31, 2019 was $20.7 million, compared to net loss of $10.8 million for the year ended December 31, 2018. The decrease in net loss was mainly a result of the decrease in impairment of long term assets as discussed under the heading “Impairment Loss” above.

For the year ended December 31, 2019, loss per basic and diluted common share was $0.48, compared to loss per basic and diluted share of $0.25 for the year ended December 31, 2018.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both 2019 and 2018.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. During 2019, our Chief Executive Officer and Chairperson advanced an aggregate of $691,459 for use in operations. Our cash and cash equivalents were $1.1 million, representing 4.8% of our total assets as of December 31, 2019, as compared to $1.2 million, representing 2.6% of our total assets as of December 31, 2018. All of the $1.1 million of cash and cash equivalents as of December 31, 2019, is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and is not expected to be available for payment of dividends or for other payments to our parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $11.7 million), which had been fully utilized through May 7, 2014. As of December 31, 2019, we have accumulatively repaid the principal of RMB 51 million (approximately $7.3 million) of the construction loans, per the loan repayment schedule. The total balance of the construction loan facility is $4.3 million as of December 31, 2019, which includes $2.15 million current portion, and $2.15 non-current portion. Cash flow generated from operating activities was used to fund our daily operating expenses as well as the repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions for the next twelve months. This does not reflect any potential impact from COVID-19, the size and duration of which are still uncertain as of the date of this report. As a result, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional debt or equity financing as necessary for expansion purposes and when we believe the market conditions are the most advantageous to us.  Although our Chairperson and Chief Executive Officer had advanced funds for working capital during 2019, there can be no assurances that this will be the case in the future. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.6 million in the year ended December 31, 2019, compared to $1.9 million for 2018.

As of December 31, 2019, our net accounts receivable was $0.6 million, a decrease of $0.3 million from $0.9 million as of December 31, 2018.

As of December 31, 2019, total inventory was $3.6 million, a decrease of $1.5 million from $5.1 million as of December 31, 2018. This decrease was mainly due to our improved management of inventory turn-over in 2019.

Investing Activities

During the year ended December 31, 2019, net cash used in investing activities was $0.14 million, compared to $0.05 million for the year ended December 31, 2018.

Financing Activities

Cash flow used in financing activities was $1.7 million in the year ended December 31, 2019; compared to $2.0 million in the year ended December 31, 2018. In 2019, the decrease in cash flow used in financing activities was mainly due to the repayment of the RMB 15,000,000 (approximately $2.3 million) line of loan facility in 2019.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. For the years ending December 31, 2019 and 2018, Helpson’s net assets totaled $7,189,000 and $27,485,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 for each of the fiscal years ended December 31, 2019 and 2018. The amount that Helpson must set aside for the statutory surplus fund accounts for 113% and 29.6%, respectively, of its total net assets.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and 2018, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2019. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2019, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 20, 2020, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	67	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	63	Director
Gene Michael Bennett	72	Independent Director
Yingwen Zhang	75	Independent Director
Baowen Dong	79	Independent Director

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

Heung Mei Tsui has served as a director of the Company since April 28, 2009. Previously, Ms. Tsui served as a member of our board from October 2005 to February 2008. Ms. Tsui has been a self-employed businesswoman engaged in strategic investments and was previously engaged in the pharmaceutical chemical raw material import/export business. Ms. Tsui graduated from Hunan Financial & Economic College in 1982.

Gene Michael Bennett has served as our independent director since February 2008. Presently, Mr. Bennett is Chairman of the board of directors for Bonita Healthcare Ltd, Houston, Texas, USA, and Chairman of the Board of TALENI Healthcare, Ltd. located in Orange County, California, USA. From 2013 through 2015 Mr. Bennett served as part-time CFO for Kang Jia Fu, Royal Traditional Health Investment Management Co. Ltd , located in Wuxi, Jiangsu Province, China and advisor to Swiss Capital Asia, located in Hong Kong. From 2009 through 2013, Mr. Bennett served as the CEO of American General Business Association, located in Beijing, China. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He was a partner of ProCFO Company based in California which provided contract chief financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade University of Honolulu, Hawaii, USA. In addition, he previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University and an accounting, tax, and audit professor at California State University at Fullerton. He also acted as chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He obtained his CPA license from the State of Colorado, which is currently inactive.

Yingwen Zhang has served as our independent director since February 2008. He also currently serves as a consultant of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer. He acted as Senior Consultant and Chairman of HSE (Health Safe and Environment) Committee of SINOFERT Holdings Limited (HKG: 0297) of SINOCHEM Group from October 2005 to June 2009. He served as an independent director of a public company, Chongqing New Energy Co., Ltd. (SH.600847), from 2007 to 2018. Additionally, Mr. Zhang was appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, from 1988 to 2000, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China). In his early career he was a chemical engineer and senior economist, and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as vice CEO and then CEO of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the SINOPEC Group. Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967.

Baowen Dong has served as our independent director since February 2008. Mr. Dong participated on the expert team of the Sichuan University from 2003 to 2008, doing teaching evaluation and assessment work in Engineering and Medical Science faculty. In the past few years, Mr. Dong has focused on the research of China’s Health Care Reform. Previously, he concentrated on biomedical and medical information researches. Mr. Dong has had different roles in areas of teaching and research, including serving as a department head and a professor, at Sichuan University from 1974 to 2001. Additionally, Mr. Dong was engaged in the field of communication technology from 1966 to 1974. Mr. Dong graduated from Xidian University in 1966.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2019, as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2019, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2019.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Zhilin Li	2019	225,600						16,000	241,600
Chairman, Chief	2018	225,600	-	-	-	-	-	16,000	241,600
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on June 30, 2020. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2019, when aggregated with her compensation from our U.S. holding company level, was $225,600.

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

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The 2010 Incentive Plan gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 20, 2020, 175,000 shares of restricted stock were outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2019.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	5,798	-	-	-	-	-	6,037
Baowen Dong	5,798	-	-	-	-	-	6,037

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 24, 2019 we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters, entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,817), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.32 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 20, 2020, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 20, 2020, an aggregate of 43,579,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	10,050,000	23.1%

Heung Mei Tsui Director	9,312,651	21.4%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	19,362,651	44.5%
Greater than 5% Stockholders

Jian Yang	2,278,815	5.2%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 20, 2020, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 43,579,557 shares of common stock outstanding as of March 20, 2020, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 20, 2020 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 40,000 shares of our common stock (5,000 shares in each of year between 2008 to 2019 fiscal years). As of the date of this report no such warrants were issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2019 and 2018. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2020, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui in 2019. We recognized interest expense of $111,941 and $13,546 for the years ended December 31, 2019 and 2018, respectively.

The Company received net advances totaling $667,440 and $278,596 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer for the fiscal year ended December 31, 2019 and 2018. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($691,459) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. Total interest expense related to the loan for the year ended December 31, 2019 was $12,393.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our principal accountant , for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $110,000 for the fiscal year ended December 31, 2019, and $115,000 for the fiscal year ended December 31, 2018.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2019 and 2018.

Tax Fees

We have engaged our principal accountant to render tax services to us in the year ended December 31, 2019 for $6,000.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2019.

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

Date: March 30, 2020	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairman of the Board, President, Chief Executive Officer	March 30, 2020
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	March 30, 2020
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	March 30, 2020
Gene Michael Bennett

/s/ Yingwen Zhang	Director	March 30, 2020
Yingwen Zhang

/s/ Baowen Dong	Director	March 30, 2020
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5*	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans.

10.6	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.7	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.8	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.9	First Amendment to the 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to our Proxy Statement on Schedule 14A filed on November 6, 2019).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lakewood, Colorado

March 30, 2020

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,074,979	$1,186,587
Restricted cash	109,908	1,273,940
Banker’s acceptances	45,756	20,579
Trade accounts receivable, less allowance for doubtful accounts of $17,575,100 and $17,815,075, respectively	635,371	916,931
Other receivables, less allowance for doubtful accounts of $22,729 and $34,884, respectively	46,643	170,098
Advances to suppliers	404	47
Inventory	3,588,824	5,054,975
Prepaid expenses	77,120	123,759
Total Current Assets	5,579,005	8,746,916

Advances for purchases of intangible assets	-	17,069,587
Property, plant and equipment, net	16,313,827	19,294,379
Operating lease right of use asset	136,779	-
Intangible assets, net	205,611	266,443
TOTAL ASSETS	$22,235,222	$45,377,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,366,330	$1,060,934
Accrued expenses	189,880	310,804
Other payables	3,560,332	3,065,508
Advances from customers	505,398	525,647
Other payables - related parties	2,071,986	1,633,263
Operating lease liability, current portion	91,306	-
Current portion of construction loan facility	2,150,168	2,181,360
Bankers’ acceptance notes payable	109,908	1,273,940
Total Current Liabilities	10,045,308	10,051,456
Non-current Liabilities:
Construction loan facility	2,150,168	4,362,720
Operating lease liability, net of current portion	48,701	-
Deferred tax liability	753,444	764,374
Total Liabilities	12,997,621	15,178,550
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Retained (deficit) earnings	(25,972,402)	(5,270,358)
Accumulated other comprehensive income	11,576,219	11,835,349
Total Stockholders’ Equity	9,237,601	30,198,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,235,222	$45,377,325

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2019	2018
Revenue	$10,923,936	$12,330,687
Cost of revenue	9,441,752	10,355,839

Gross profit	1,482,184	1,974,848

Operating expenses:
Selling expenses	2,352,610	3,216,512
General and administrative expenses	2,289,520	1,949,921
Research and development expenses	229,637	172,384
Bad debt expense	3,153	604,388
Impairment loss	17,015,117	6,479,057
Total operating expenses	21,890,037	12,422,262

Loss from operations	(20,407,853)	(10,447,414)

Other income (expense):
Interest income	27,527	38,516
Interest expense	(321,718)	(451,258)
Net other expense	(294,191)	(412,742)

Loss before income taxes	(20,702,044)	(10,860,156)
Income tax benefit	-	109,989
Net loss	(20,702,044)	(10,750,167)
Other comprehensive income - foreign currency translation adjustment	(259,130)	(2,122,360)
Comprehensive income (loss)	$(20,961,174)	$(12,872,527)
Loss per share:
Basic and diluted	$(0.48)	$(0.25)
Weighted average shares outstanding	43,579,557	43,579,557

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(deficit)	Income	Equity
Balance, December 31, 2017	43,579,557	43,580	23,590,204	5,479,809	13,957,709	43,071,302
Net loss for the year	-	-	-	(10,750,167)	-	(10,750,167)
Foreign currency translation adjustment	-	-	-	-	(2,122,360)	(2,122,360)
Balance, December 31, 2018	43,579,557	43,580	23,590,204	(5,270,358)	11,835,349	30,198,775
Net loss for the year	-	-	-	(20,702,044)	-	(20,702,044)
Foreign currency translation adjustment	-	-	-	-	(259,130)	(259,130)
Balance, December 31, 2019	43,579,557	43,580	23,590,204	(25,972,402)	11,576,219	9,237,601

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(20,702,044)	$(10,750,167)
Depreciation and amortization	2,928,799	3,258,739
Inventory write off	253,465	954,311
Bad debt expense	3,153	604,388
Deferred income taxes	-	68,419
Impairment loss	17,015,117	6,479,057
Changes in assets and liabilities:
Trade accounts and other receivables	(478,918)	99,400
Advances to suppliers	(361)	(449,101)
Inventory	1,999,978	688,852
Trade accounts payable	324,180	(16,441)
Accrued taxes payable	12,971	(147,099)
Other payables and accrued expenses	378,200	437,901
Change in bankers’ acceptance notes payable	(1,158,728)	625,128
Advances from customers	(12,875)	(25,127)
Prepaid expenses	45,375	53,860
Net Cash Provided by Operating Activities	608,312	1,882,120

Cash Flows from Investing Activities:
Purchases of property and equipment	(136,003)	(51,145)
Net Cash Used in Investing Activities	(136,003)	(51,145)

Cash Flows from Financing Activities:
Payments of construction term loan	(2,174,399)	(2,263,877)
Advances from related party	691,459	287,423
Repayments to related party	(245,830)	-
Net Cash Used in Financing Activities	(1,728,770)	(1,976,454)

Effect of Exchange Rate Changes on Cash	(19,179)	(134,004)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,275,640)	(279,483)
Cash and Cash Equivalents at Beginning of Period	2,460,527	2,740,010
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,184,887	$2,460,527

Cash and Cash Equivalents	1,074,979	1,186,587
Restricted cash	109,908	1,273,940
Cash, Cash Equivalents and Restricted Cash at End of Period	1,184,887	2,460,527

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$299,164	$588,191

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	869,625	579,896
Inventory purchased with banker’s acceptances	843,867	597,686
Right-of-use assets obtained in exchange for operating lease obligations	229,644	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Liquidity and Going Concern

As of December 31, 2019, the Company had cash and cash equivalents of $1.1 million and an accumulated deficit of $26.0 million. During the year ended December 31, 2019, the Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer advanced an aggregate of $691,459 to provide working capital and enable the Company’s required payment of $2.0 million related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Under ASC 205-40, the strategic alternatives being pursued by the Company cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of the issuance of these financial statements and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $3,153 and $604,388 for the years ended December 31, 2019 and 2018, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for the years ended December 31, 2019 and 2018, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2019 and 2018 the Company evaluated its long-lived assets and determined that necessary impairment adjustments were $17,015,117 and $6,134,271, respectively. In 2019, the Company wrote off the remaining four advances for intangible assets. In 2018, the amount is comprised of $344,786 related to the impairment of certain advances to suppliers and $6,134,271 was related to advances for intangible assets.

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

Revenue Recognition – Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company does not disaggregate its revenue streams as the economic factors underlying the contracts are similar and provide no significant distinction. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company utilized the modified retrospective method of adoption effective January 1, 2018.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company’s contracts are fixed price and reflect standalone pricing for each items. Due to the nature of the products sold, there are no returns. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon buyer’s designated carrier or the buyer picks up the goods at the Company’s warehouse.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $505,398 and $525,647 and are recorded as a liability on the accompanying balance sheet as “Advances from customers” at December 31, 2019 and 2018, respectively.

Cost of Revenues – Cost of revenues includes wages, materials, depreciation, handling charges, and other expenses associated with the manufacture and delivery of products.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares.

There were no potentially dilutive common shares outstanding during the years ended December 31, 2019 and 2018, respectively.

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

Reclassification – Certain amounts in the prior period presented have been reclassified to conform to the current year presentation. There was no impact on previously reported assets, net income or total cash flows.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Recently Issued Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The guidance is effective for interim and annual reporting periods beginning within 2021 with early adoption permitted.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2019	2018
Raw materials	$2,113,994	$3,148,990
Work in process	314,231	493,768
Finished goods	1,160,599	1,412,217
Total Inventory	$3,588,824	$5,054,975

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
Permit of land use	$403,755	$409,612
Building	9,375,817	9,511,832
Plant, machinery and equipment	26,309,262	26,576,409
Motor vehicle	308,334	312,807
Office equipment	217,058	198,292
Total	36,614,226	37,008,952
Less: accumulated depreciation	(20,300,399)	(17,714,573)
Property, plant and equipment, net	$16,313,827	$19,294,379

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $2,871,134 and $3,143,596 for the years ended December 31, 2019 and 2018, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA). The Company did not obtain NMPA production approval for any medical formulas during the years ended December 31, 2019 and 2018 and no costs were reclassified from advances to intangible assets during the years ended December 31, 2019 and 2018, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $57,665 and $115,143 for the years ended December 31, 2019 and 2018, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the years ended December 31, 2019 and 2018.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	December 31,	December 31,
	2019	2018
Gross carrying amount	$4,839,117	$4,909,318
Accumulated amortization	(4,633,506)	(4,642,875)
Net carrying amount	$205,611	$266,443

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2020	35,248
2021	35,248
2022	35,248
2023	35,248
2024	35,248
Thereafter	29,371
Total	$205,611

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it entered into contracts with independent laboratories and others for the purchase of medical formulas. Although NMPA approval had not been obtained for these medical formulas at the dates of the respective contracts, the objective of the contracts was for the Company to purchase NMPA-approved medical formulas once the NMPA approval process is completed. The Company holds the title to one valid patent that is related to one of its medical formulas. With respect to the other patent title the Company held, the management decided not to renew the patent during 2019 as it did not have any practical value because the related advance purchase to this pipeline product was written off as of December 31, 2018.

Prior to entering into contracts with the Company, laboratories are typically required to complete all research and development to determine the content of the medical formula and the method to produce the generic medicine. The application to the NMPA for production approval must be made by the production facility that will produce the related product. As a result, a contract typically provides that the Company buys the medical formula from the laboratory and the laboratory is required to assist the Company in applying for and obtaining the production approval from the NMPA.

In order to promote the standard of the pharmaceutical industry in China in line with international standards, significant changes have taken place in the policies and regulations in this industry in recent years. A series of policies on consistency evaluation and drug review process have been issued, and more potential reforms and adjustments are underway. In this context, the Company believes that the uncertainties in the timetables for obtaining NMPA production approvals for products under research are increasing.

Under the new regulations and policy environment, the criteria for formulations’ development are more stringent. The Company must supplement and improve the corresponding processes and standards to meet the latest requirements of NMPA in accordance with the requirements of consistency evaluation. As a result, the Company anticipates an extended timeline on the approval process of its current pipeline products.

Under the terms of the contracts, the laboratories are required to assist the Company in obtaining production approval for the medical formulas from the NMPA. Management monitors the status of each medical formula on a regular basis in order to assess whether the laboratories are performing adequately under the contracts. If a medical product is not approved by the NMPA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require the application of those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the NMPA are recorded as advances for purchases of intangible assets.

To date, no formula has failed to receive NMPA production approval nor has the Company been informed or been made aware of any formula that may fail to receive such approval. However, there is no assurance that the medical products will receive production approval, and if the Company does not receive such approval, it will enforce its contractual rights to receive a refund from the laboratory or have the payments applied to another medical formula with the same laboratory.

During the year ended December 31, 2019, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for four formulas were impaired. In 2018, two formulas to two laboratories were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories for the years ended December 31, 2019 and 2018 in the amount of $17,015,117 and $6,134,271, respectively. The management determined to impair all advances at December 31, 2019, but may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise.

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced the Company an aggregate amount of $1,354,567 as of December 31, 2019 and 2018 which are recorded as “Other payables – related parties” on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the years ended December 31, 2019 and 2018 was $13,546 and $13,546, respectively.

The Company received net advances totaling $667,440 and $278,596 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. These amounts are recorded as Other payables – related parties on the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($691,459) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. Total interest expense related to the loan for the year ended December 31, 2019 was $12,393. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying consolidated balance sheet totaling $2,307,986 and $2,071,986 as of December 31, 2019 and December 31, 2018, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of December 31, 2019 and December 31, 2018. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of December 31, 2019 and December 31, 2018, the Company had outstanding banker’s acceptance notes in the amount of $109,908 and $1,273,940, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on the anniversary dates which are July 10, 2017, 2018 and 2019, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of December 31, 2019, the Company had no additional amounts available to it under this facility. During the year ended December 31, 2019, the Company made principal payments in the amount of $2,174,399 (RMB15,000,000).

Principal payments required for the remaining term of the loan facility as of December 31, 2019 are as follows:

Year	Amount
2020	2,150,168
2021	2,150,168
$4,300,336

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2019 and December 31, 2018 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the year ended December 31, 2019, operating lease cost was $90,306 and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $95,985, respectively. As of December 31, 2019, the Company reported operating lease right of use assets and operating lease liabilities of $136,779 and $140,007, respectively. As of December 31, 2019, its operating leases had a weighted average remaining lease term of 1.52 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended December 31:

2020	$95,986
2021	49,397

Total undiscounted cash flows	145,383
Less: Imputed interest	(5,376)
140,007
Less: Operating lease liabilities, current portion	(91,306)
Operating lease liabilities, net of current portion	$48,701

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

The Company does not have any material contractual obligations for purchases of raw materials or capital improvements.

NOTE 10 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2019, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2016 through December 31, 2019 and the Chinese income tax return for the year ended December 31, 2019 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2019	2018
Current	$-	$(178,408)
Deferred	-	68,419
Total income tax expense	$-	$(109,989)

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2019	2018
(Benefit) tax at statutory rate of 25%	$(5,175,512)	$(2,715,040)
Prior year refund received	-	(178,408)
Other, primarily the difference in U.S. tax rates	8,103	7,881
Change in valuation allowance	5,167,409	2,775,578
Income tax (benefit) expense	$-	$(109,989)

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Allowance for doubtful trade receivables	$4,393,775	$4,453,769
Allowance for doubtful other receivables	5,682	8,721
Inventory obsolescence reserve	1,528,482	1,487,087
Expenses not deductible in current year	1,085,520	1,101,268
Advances for intangible assets impairment	9,765,906	5,628,803
Lease liability, net	807
PRC net operating loss carry forward	12,682,671	13,124,191
U.S. net operating loss carry forward	1,296,813	1,187,112
Total deferred income tax assets	30,759,656	26,990,951
Valuation allowance	(30,759,656)	(26,990,951)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$753,444	$764,374

As of December 31, 2019, the Company had net operating loss carryforwards for PRC tax purposes of approximately $50.0 million which are available to offset any future taxable income through 2024. Approximately $3.8 million of these carryforwards expired in December 2019. The Company also has net operating losses for United States federal income tax purposes of approximately $6.2 million of which $5.1 million which are available to offset future taxable income, if any, through 2038, and $1.1 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2019 and December 31, 2018. Therefore, the Company provided for a valuation allowance against its deferred tax assets of $30,738,262 and $26,990,951 as of December 31, 2019 and 2018, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at December 31, 2019 and 2018. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2019	Level 1	Level 2	Level 3
Banker’s acceptance notes	$45,756	$-	$45,756	$-
Total	$45,756	$-	$45,756	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2018	Level 1	Level 2	Level 3
Banker’s acceptance notes	$20,579	$-	$20,579	$-
Total	$20,579	$-	$20,579	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 for each of the fiscal years ended December 31, 2019 and 2018.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through December 31, 2019, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of December 31, 2019 under the Plan.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

There were no securities issued from the Plan during each of the years ended December 31, 2019 and 2018.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2019, no customer accounted for more than 10% of sales and two customers accounted for 49.6% and 10.7% of accounts receivable. Three suppliers accounted for 22.3%, 20.6% and 5.8% of raw material purchases, and three different products accounted for 33%, 21% and 17% of revenue.

For the year ended December 31, 2018, no customer accounted for more than 10% of sales and two customers accounted for 49.1% and 10.6% of accounts receivable. Three suppliers accounted for 26.2%, 17.0% and 11.2% of raw material purchases, and three different products accounted for 33%, 20% and 18% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 could have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Any disruption or delay of the Company’s suppliers or customers would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

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

NOTE 14 – SUBSEQUENT EVENTS

Due to the strict quarantine, and avoid massing crowd policies triggered by the outbreak of COVID-19 in China, we had to reduce work resumption rate in February and March in 2020 after the Chinese New Year holiday. Our resumption rate has gradually returned to approximately 90% by March 25, 2020.

Note 15 - Condensed parent company only financial statement

The condensed parent company only financial information for China Pharma Holdings Inc. is presented below:

Condensed Comparative Balance Sheets

	December 31,
	2019	2018

Cash and cash equivalents	$3,095	$5,170
Total Current Assets	3,095	5,170
Intercompany receivables	8,084,779	8,384,779
Investment in subsidiary	11,705,241	11,705,241
TOTAL ASSETS	$19,793,115	$20,095,190

Total liabilities - other payables	$2,401,344	$2,181,033

Total Stockholders' Equity	17,391,771	17,914,157

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,793,115	$20,095,190

The parent company had no contingencies, long-term obligations and guarantees as of December 31, 2019 and 2018.

Condensed Comparative Statements of Operations

	For the Years
	Ended December 31,
	2019	2018

General and administrative expenses	$522,386	$525,151
Net loss	$(522,386)	$(525,151)

Condensed Comparative Statements of Cash Flows

	For the Years
	Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(522,386)	$(525,151)
Changes in assets and liabilities:
Total liabilities	220,311	259,600
Net Cash Used in Operating Activities	(302,075)	(265,551)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Change in intercompany receivables	300,000	193,000
Net Cash Used in Financing Activities	300,000	193,000

Net Decrease in Cash and Cash Equivalents	(2,075)	(72,551)
Cash and Cash Equivalents at Beginning of Period	5,170	77,722
Cash and Cash Equivalents at End of Period	$3,095	$5,171