Form 10-Q
period 2020-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2020-05-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 43,579,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$145,932	$1,074,979
Restricted cash	331,038	109,908
Banker’s acceptances	48,096	45,756
Trade accounts receivable, less allowance for doubtful accounts of $17,334,819 and $17,575,100, respectively	855,084	635,371
Other receivables, less allowance for doubtful accounts of $22,320 and $22,729, respectively	52,648	46,643
Advances to suppliers	1,050,083	404
Inventory	3,625,000	3,588,824
Prepaid expenses	253,321	77,120
Total Current Assets	6,361,202	5,579,005

Property and equipment, net	15,768,241	16,313,827
Operating lease right of use asset	112,447	136,779
Intangible assets, net	193,774	205,611
TOTAL ASSETS	$22,435,664	$22,235,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$847,760	$1,366,330
Accrued expenses	245,743	189,880
Other payables	3,642,539	3,560,332
Advances from customers	1,940,728	505,398
Other payables - related parties	2,097,447	2,071,986
Operating lease liability, current portion	90,974	91,306
Current portion of construction loan facility	1,975,978	2,150,168
Bankers’ acceptance notes payable	331,038	109,908
Total Current Liabilities	11,172,207	10,045,308
Non-current Liabilities:
Construction loan facility	2,117,119	2,150,168
Operating lease liability, net of current portion	24,803	48,701
Deferred tax liability	741,863	753,444
Total Liabilities	14,055,992	12,997,621
Risks and Uncertainties (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Accumulated deficit	(26,633,299)	(25,972,402)
Accumulated other comprehensive income	11,379,187	11,576,219
Total Stockholders’ Equity	8,379,672	9,237,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,435,664	$22,235,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue	$1,763,955	$2,929,273
Cost of revenue	1,569,516	2,272,743

Gross profit	194,439	656,530

Operating expenses:
Selling expenses	326,095	478,691
General and administrative expenses	388,559	428,817
Research and development expenses	48,819	69,918
Bad debt expense	30,246	13,312
Total operating expenses	793,719	990,738

Loss from operations	(599,280)	(334,208)

Other income (expense):
Interest income	386	3,257
Interest expense	(62,003)	(86,780)
Net other expense	(61,617)	(83,523)

Loss before income taxes	(660,897)	(417,731)
Income tax expense	-	-
Net loss	$(660,897)	$(417,731)
Other comprehensive income - foreign currency translation adjustment	(197,032)	835,865
Comprehensive income (loss)	$(857,929)	$418,134
Loss per share:
Basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	43,579,557	$43,580	$23,590,204	$(5,270,358)	$11,835,349	$30,198,775
Net loss for the three months ended March 31, 2019				(417,731)		(417,731)
Foreign currency translation adjustment					835,865	835,865
Balance, March 31, 2019	43,579,557	$43,580	$23,590,204	$(5,688,089)	$12,671,214	$30,616,909

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2020	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601
Net loss for the three months ended March 31, 2020				(660,897)		(660,897)
Foreign currency translation adjustment					(197,032)	(197,032)
Balance, March 31, 2020	43,579,557	$43,580	$23,590,204	$(26,633,299)	$11,379,187	$8,379,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(660,897)	$(417,731)
Depreciation and amortization	655,921	795,483
Bad debt expense	30,246	13,312
Changes in assets and liabilities:
Trade accounts and other receivables	(341,165)	(145,935)
Advances to suppliers	(1,065,639)	(107,839)
Inventory	(24,688)	389,589
Trade accounts payable	(505,131)	6,079
Accrued taxes payable	52,503	(51,879)
Other payables and accrued expenses	103,541	(386,336)
Change in bankers’ acceptance notes payable	226,206	(326,983)
Advances from customers	1,465,030	(12,285)
Prepaid expenses	(180,082)	8,065
Net Cash Provided by Operating Activities	(244,155)	(236,460)

Cash Flows from Investing Activities:
Purchases of property and equipment	(347,795)	(73,866)
Net Cash Used in Investing Activities	(347,795)	(73,866)

Cash Flows from Financing Activities:
Payments of construction term loan	(143,286)	(148,227)
Advances from related party	36,293	-
Payments of related party payables	-	(119,561)
Net Cash Used in Financing Activities	(106,993)	(267,788)

Effect of Exchange Rate Changes on Cash	(8,974)	55,484
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(707,917)	(522,630)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,184,887	2,460,527
Cash, Cash Equivalents and Restricted Cash at End of Period	$476,970	$1,937,897

Cash and Cash Equivalents	145,932	961,277
Restricted cash	331,038	976,620
Cash, Cash Equivalents and Restricted Cash at End of Period	$476,970	$1,937,897

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$57,044	$80,693

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$71,127	$175,793
Inventory purchased with banker’s acceptances	68,037	145,614
Right-of-use assets obtained in exchange for operating lease obligations	-	236,055

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2020, the Company had cash and cash equivalents of $0.1 million and an accumulated deficit of $26.6 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $742,880 at March 31, 2020 to provide working capital and enable the Company’s required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. As discussed in Note 14, in April 2020 the Company obtained a line of credit from a bank for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) have been advanced to the Company. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

Consolidation and Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. The accompanying consolidated financial statements include the accounts and operations of the Company including its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessarily be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 (“2019 Annual Report”).

Accounting Estimates - The methodology used to prepare the Company’s financial statements is in conformity with U.S. GAAP, which requires the management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

The Company uses the same accounting policies in preparing its quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $30,246 and $13,312 for the three months ended March 31, 2020 and 2019, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 against the allowance for the three months ended March 31, 2020 and 2019, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. There was no impairment loss recognized for the three months ended March 31, 2020 and 2019.

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $1,940,728 and $505,398 and are recorded as a liability on the accompanying balance sheet as “Advances from customers” at March 31, 2020 and December 31, 2019, respectively.

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

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

Basic and Diluted Loss per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares.

There were no potentially dilutive common shares outstanding during the three months ended March 31, 2020 and 2019, respectively.

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

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2020	2019
Raw materials	$1,923,368	$2,113,994
Work in process	256,151	314,231
Finished goods	1,445,481	1,160,599
Total Inventory	$3,625,000	$3,588,824

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Permit of land use	$397,549	$403,755
Building	9,231,708	9,375,817
Plant, machinery and equipment	26,245,097	26,309,262
Motor vehicle	303,595	308,334
Office equipment	216,093	217,058
Total	36,394,042	36,614,226
Less: accumulated depreciation	(20,625,801)	(20,300,399)
Property and Equipment, net	$15,768,241	$16,313,827

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $647,113 and $772,861 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA). The Company did not obtain NMPA production approval for any new medical formulas during the three months ended March 31, 2020 and 2019 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2020 and 2019, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $8,808 and $22,622 for the three months ended March 31, 2020 and 2019, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2020 and 2019.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	March 31,	December 31,
	2020	2019
Gross carrying amount	$4,764,738	$4,839,117
Accumulated amortization	(4,570,964)	(4,633,506)
Net carrying amount	$193,774	$205,611

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

The management determined to impair all remaining advances at December 31, 2019, but may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of March 31, 2020 and December 31, 2019 which are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended March 31, 2020 and 2019 was $3,386 and $3,386, respectively.

The Company received advances totaling $25,461 during the three months ended March 31, 2020 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $742,880 and $717,419 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($674,405) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. Total interest expense related to the loan for the three months ended March 31, 2020 and 2019 was $7,433. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $2,311,986 and $2,307,986 as of March 31, 2019 and December 31, 2019, respectively.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of March 31, 2020 and December 31, 2019. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of March 31, 2020 and December 31, 2019, the Company had outstanding banker’s acceptance notes in the amount of $331,038 and $109,908, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 8 – CONSTRUCTION LOAN FACILITY

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on the anniversary dates which were July 10, 2017, 2018 and 2019, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of March 31, 2020, the Company had no additional amounts available to it under this facility. During the three months ended March 31, 2020, the Company made principal payments in the amount of $143,286 (RMB 1,000,000).

Principal payments required for the remaining term of the loan facility as of March 31, 2020 are as follows:

Year	Amount
2020	$1,975,978
2021	2,117,119
$4,093,097

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of March 31, 2020 and December 31, 2019 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended March 31, 2020 and 2019, operating lease cost was $22,229 and $23,346, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $23,627 and $24,814, respectively. As of March 31, 2020 and December 31, 2019, the Company reported operating lease right of use assets of $112,447 and $136,779, respectively and operating use liabilities of $115,777 and $140,007, respectively. As of March 31, 2020, its operating leases had a weighted average remaining lease term of 1.27 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended March 31:

2020	94,510
2021	25,010

Total undiscounted cash flows	119,520
Less: Imputed interest	(3,743)
115,777
Less: Operating lease liabilities, current portion	(90,974)
Operating lease liabilities, net of current portion	24,803

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

There was no provision for income taxes for the three months ended March 31, 2020 and 2019 respectively due to continued net losses of the Company.

As of March 31, 2020, the Company had net operating loss carryforwards for PRC tax purposes of approximately $50.4 million which are available to offset any future taxable income through 2025. Approximately $21.6 million of these carryforwards will expire in December 2020. The Company also has net operating losses for United States federal income tax purposes of approximately $6.3 million of which $5.1 million are available to offset future taxable income, if any, through 2039, and $1.2 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2020 and December 31, 2019.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $30,461,103 and $30,759,656 as of March 31, 2020 and December 31, 2019, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at March 31, 2020 and December 31, 2019. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	March 31,	Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$48,096	$-	$48,096	$-
Total	$48,096	$-	$48,096	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2019	Level 1	Level 2	Level 3
Banker’s acceptance notes	$45,756	$-	$45,756	$-
Total	$45,756	$-	$45,756	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

Employee Stock Options

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2020, there were 175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of March 31, 2020 under the Plan.

There were no securities issued from the Plan during each of the three months ended March 31, 2020 and 2019.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the year ended March 31, 2020, no customer accounted for more than 10% of sales and one customer accounted for 10.6% of accounts receivable. Two suppliers accounted for 45.2% and 18.8% of raw material purchases, and three different products accounted for 35.8%, 29.0% and 14.4% of revenue.

For the three months ended March 31, 2019, no customer accounted for more than 10% of sales and two customers accounted for 49.3% and 10.6% of accounts receivable. Three suppliers accounted for 26.7%, 20.6% and 11.0% of the Company’s raw material purchases, and three different products accounted for 35.0%, 24.5% and 17.0% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Any disruption or delay of the Company’s suppliers or customers would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

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

NOTE 14 – SUBSEQUENT EVENTS

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) have been advanced. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed in Note 8. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 5,000,000 (approximately $0.7 million) available under the line, subject to a risk review and approval by the third party guarantee company.

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

Business Overview & Recent Developments

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA based upon demonstrated safety and efficacy.

China’s consistency evaluation of generic drugs had continued to proceed in 2019. The supporting policies from central and provincial governments have been constantly issued. We have always taken the tasks of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progresses in terms of the consistency evaluation.

On one hand, since initiated in 2018, two rounds of “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) Group Purchasing Organization (“GPO”) activities have been carried out by the end of 2019, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the GPO activities. In this context, we have to take a more cautious and flexible attitude towards the initiating and progressing any project for an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China.

In addition, we continue to explore in the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. It focuses on people’s daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, and calls for self-health management, and advocates the comprehensive care of the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched Noni enzyme, a natural, healthy and nutrition-rich food supplement at the end of 2018, and wash-free sanitizer and mask in early 2020 to address the market needs caused by COVID-19 in China.

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

Novel coronavirus pneumonia (COVID-19) refers to the pneumonia caused by the 2019 novel coronavirus infection. The World Health Organization (WHO) declared the COVID-19 outbreak a “public health emergency of international concern” (PHEIC) on January 30, 2020. According to the Chinese National Health Commission of the People’s Republic of China, the cumulative number of confirmed cases of COVID-19 infection had reached 82,919 in China; and according to the major medias, the confirmed cases had reached 4,186,260 in the rest of the world by May 11, 2020.

We believe that several new development opportunities are emerged in China’s healthcare sector in connection with this outbreak due to the following reasons: there is a gap between prevention and treatment of diseases; the level of treatment skills and conditions of primary medical institutions needs to be improved; large hospitals are overcrowded; and there are too many restrictions on the internet healthcare service. The impact of the pandemic will bring more governmental and social attention to China’s health care industry, which we believe will promote its overall development, and trigger potential adjustments in products and service, and sales channel in the health care industry.

As a generic drug company we are presented with a huge domestic market. We believe that through further upgrades and consistency evaluations, we will be able to meet the European and American production standards, which enables us to export our products to overseas markets. In the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the GPO’s winning enterprise has a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation transformation. In addition, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. We believe that there are a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

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

The Drug Administration Law of the People’s Republic of China (hereinafter referred to as the Drug Administration Law) was amended and adopted by the 12th session of the Standing Committee of the 13th National People’s Congress of the People’s Republic of China on August 26, 2019, and came into effect on December 1, 2019. Chapter III of the Drug Administration Act contains the interpretation and regulation of MAH. This marks that MAH has been officially introduced as a national system after four years of pilot work. We believe this will have a profound impact on the future pharmaceutical industry and drug management. Furthermore the promotion of this policy presents us the opportunity to use our professional pharmaceutical production facilities in Haikou, Hainan, China, to carry out the contract manufacture.

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

Results of Operations for the three months ended March 31, 2020

Revenue

Revenue decreased by 39.8% to $1.8 million for the three months ended March 31, 2020, as compared to $2.9 million for the three months ended March 31, 2019. This decrease was mainly due to the negative impact of the outbreak of COVID-19. Since the Chinese New Year holiday in early February, almost all Chinese companies, including us, have delayed the resumption of work. And our work resumption gradually returned to 90% by the end of March 2020.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Product Category	2020	2019	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.25	0.46	-0.21	-46%
Anti-Viral/ Infection & Respiratory	1.20	1.85	-0.66	-35%
Digestive Diseases	0.06	0.12	-0.05	-45%
Other	0.25	0.50	-0.25	-49%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/Infection & Respiratory” product category, which generated $1.20 million in sales revenue in the three months ended March 31, 2020 compared to $1.85 million for the same period a year ago, which is a decrease of $0.66 million. This decrease was mainly due to the decrease in sales of Cefaclor, which was caused by market volatility.

Our “Other” product category sales decreased by $0.25 million to $0.25 million in the three months ended March 31, 2020 from $0.50 million for the same period in 2019, which was mainly due to the decrease in sales of Vitamin B6 that was caused by market volatility.

Sales in the “CNS Cerebral & Cardio Vascular” product category decreased to $0.25 million in the three months ended March 31, 2020, as compared to $0.46 million for the same period in 2019. Our “Digestive Diseases” product category generated $0.06 million and $0.12 million of sales in the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
Product Category	2020	2019
CNS Cerebral & Cardio Vascular	14%	16%
Anti-Viral/ Infection & Respiratory	68%	63%
Digestive Diseases	4%	4%
Other	14%	17%

For the three months ended March 31, 2020, revenue breakdown by product category remained similar to that of the same period in 2019. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 68% and 63% of total sales in the three months ended March 31, 2020 and 2019, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 14% and 16% of total revenue in the three months ended March 31, 2020 and 2019, respectively. The “Other” product category represented 14% and 17% of revenues in the three months ended March 31, 2020 and 2019, respectively. The “Digestive Diseases” product category represented both 4% of total revenue in the three months ended March 31, 2020 and 2019, respectively.

Cost of Revenue

For the three months ended March 31, 2020, our cost of revenue was $1.6 million, or 89% of total revenue, while cost of revenue was $2.3 million, or 78% of total revenue, for the same period in 2019.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2020 was $0.2 million, as compared to $0.7 million during the same period in 2019. Our gross profit margin in the three months ended March 31, 2020 was 11.0% as compared to 22.4% during the same period in 2019. The decrease in our gross profit margin was mainly due to the decrease in revenue and the increased ratio of fixed cost to revenue.

Selling Expenses

Our selling expenses for the three months ended March 31, 2020 and 2019 were $0.3 million and $0.5 million, respectively. Selling expenses accounted for 18.5% of the total revenue in the three months ended March 31, 2020, as compared to 16.3% during the same period in 2019. As a result of the adjustment of many policies of healthcare reform, we had reduced number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were both $0.4 million for the three months ended March 31, 2020 and 2019, respectively. It accounted for 22.0% and 14.6% of our total revenues in the three months ended March 31, 2020 and 2019, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2020 were $0.05 million, as compared to $0.07 million in the same period in 2019. Research and development expenses accounted for 2.8% and 2.4% of our total revenues in the three months ended March 31, 2020 and 2019, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt Expenses

Our bad debt expenses for the three months ended March 31, 2020 were $30,246, as compared to $13,312 for the same period in 2019. The increase in our bad debt expenses in this period was partially due to the slowed down collection of bad debt because of the national wide delayed work resumption caused by COVID-19.

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

The amount of accounts receivable that was past due (or the amount of accounts receivable that were more than 180 days old) was $0.13 million and $0.15 million as of March 31, 2020 and December 31, 2019, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
1 - 180 Days	4.02%	3.14%
180 - 360 Days	0.60%	0.69%
360 - 720 Days	0.50%	0.59%
> 720 Days	94.88%	95.58%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. We also consider and assess the recoverability of individual account receivable balances. The allowance for doubtful accounts was $17.3 million and $17.6 million as of March 31, 2020 and December 31, 2019, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Balance, Beginning of Period	$17,575,100	$17,815,075
Bad debt expense (benefit)	30,246	13,312
Foreign currency translation adjustment	-270,527	467,505
Balance, End of Period	$17,334,819	$18,295,892

Loss from Operations

Our operating loss for the three months ended March 31, 2020 was $0.6 million, compared to an operating loss of $0.3 million during the same period in 2019.

Net Interest Expense

Net interest expense for the three months ended March 31, 2020 was $0.06 million, as compared to $0.08 million for the same period in 2019.

Net Loss

Net Loss for the three months ended March 31, 2020 was $0.7 million, as compared to a net loss of $0.4 million for the same period a year ago. The increase in net loss was mainly the result of decreased revenue, whereas the expenditures did not decrease in proportion to revenue, which was due to fixed costs.

Loss per basic and diluted common share were $0.02 for the three months ended March 31, 2020, and $0.01 for the same period in 2019.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended March 31, 2020 and 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations. Our cash and cash equivalents were $0.1 million, representing 0.7% of our total assets, as of March 31, 2020, as compared to $1.1 million, representing 4.8% of our total assets as of December 31, 2019. All of the $0.1 million of cash and cash equivalents as of March 31, 2020, are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. We entered into an eight-year construction loan facility on September 21, 2013. The total loan facility amount is RMB 80 million (approximately $11.7 million), which had been fully utilized through May 7, 2014. As of March 31, 2020, we have accumulatively repaid the principal of RMB 51 million (approximately $7.3 million) of the construction loans, per the loan repayment schedule. The total balance of the construction loan facility is $4.1 million as of March 31, 2020, which includes $1.98 million current portion, and $2.12 non-current portion. Cash flow generated from operating activities was used to fund our daily operating expenses as well as the repayment of our loan facility.

As discussed in Note 14, in April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) have been advanced. The loan bears interest at a rate of 4.25% per annum. The Company has an additional RMB 5,000,000 (approximately $0.7 million) available under the line, subject to a risk review and approval by a third party guarantee company.

Based on our current operating plan, management believes that cash provided by operations, in addition to the newly obtained line of credit in April 2020 will be sufficient to meet our working capital needs and our anticipated capital expenditures, including expenditures for new formula acquisitions for the next twelve months. However, if circumstances change and we do not follow our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional debt or equity financing as necessary for expansion purposes and when we believe the market conditions are the most advantageous to us.  Although our Chairperson and Chief Executive Officer had advanced funds for working capital during 2019 and the first quarter of 2020, there can be no assurances that this will be the case in the future. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash consumed by operating activities was both $0.2 million in the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, our net accounts receivable were $0.9 million, as compared to $0.6 million, as of December 31, 2019.

Total inventory was both $3.6 million, as of March 31, 2019 and December 31, 2019.

Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $0.35 million as compared to $0.07 million for the three months ended March 31, 2019.

Financing Activities

Cash flow used in financing activities was $0.1 million in the three months ended March 31, 2020, as compared to $0.3 million in the three months ended March 31, 2019. The decrease in cash flow used in financing activities was mainly due to the repayment of the RMB 15 million (approximately $2.3 million) line of loan facility in 2019.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2020 and December 31, 2019, Helpson’s net assets totaled $6,510,000 and $7,189,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 as of March 31, 2020 and December 31, 2019, respectively.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 14, 2020	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2020	By:	/s/ Zhilin Li
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