Form 10-Q
period 2020-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2020-08-13
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 43,579,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,813,544	$1,074,979
Restricted cash	222,996	109,908
Banker’s acceptances	11,251	45,756
Trade accounts receivable, less allowance for doubtful accounts of $17,342,097 and $17,575,100, respectively	595,733	635,371
Other receivables, less allowance for doubtful accounts of $23,715 and $22,729, respectively	86,065	46,643
Advances to suppliers	277,900	404
Inventory	3,852,972	3,588,824
Prepaid expenses	397,374	77,120
Total Current Assets	7,257,835	5,579,005

Property, plant and equipment, net	15,631,653	16,313,827
Operating lease right of use asset	90,289	136,779
Intangible assets, net	185,244	205,611
TOTAL ASSETS	$23,165,021	$22,235,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,025,098	$1,366,330
Accrued expenses	180,719	189,880
Other payables	3,753,356	3,560,332
Advances from customers	592,961	505,398
Other payables - related parties	2,152,161	2,071,986
Operating lease liability, current portion	93,510	91,306
Current portion of construction loan facility	2,118,794	2,150,168
Current portion of lines of credit	1,200,650	-
Bankers’ acceptance notes payable	222,996	109,908
Total Current Liabilities	11,340,245	10,045,308
Non-current Liabilities:
Construction loan facility	1,977,541	2,150,168
Lines of credit, net of current portion	706,264	-
Operating lease liability, net of current portion	-	48,701
Deferred tax liability	742,450	753,444
Total Liabilities	14,766,500	12,997,621
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Accumulated deficit	(26,620,246)	(25,972,402)
Accumulated other comprehensive income	11,384,983	11,576,219
Total Stockholders’ Equity	8,398,521	9,237,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,165,021	$22,235,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$3,770,723	$2,569,408	$5,534,678	$5,498,681
Cost of revenue	2,620,925	2,405,860	4,190,441	4,678,603

Gross profit	1,149,798	163,548	1,344,237	820,078

Operating expenses:
Selling expenses	727,642	505,866	1,053,737	984,557
General and administrative expenses	322,445	334,550	711,004	763,367
Research and development expenses	30,044	66,008	78,863	135,926
Bad debt (benefit) expense	(5,318)	10,092	24,928	23,404
Total operating expenses	1,074,813	916,516	1,868,532	1,907,254

Income (loss) from operations	74,985	(752,968)	(524,295)	(1,087,176)

Other income (expense):
Interest income	1,212	12,119	1,598	15,376
Interest expense	(63,144)	(97,254)	(125,147)	(184,034)
Net other expense	(61,932)	(85,135)	(123,549)	(168,658)

Income (loss) before income taxes	13,053	(838,103)	(647,844)	(1,255,834)
Income tax expense	-	-	-	-
Net income (loss)	13,053	(838,103)	(647,844)	(1,255,834)
Other comprehensive income - foreign currency translation adjustment	5,796	(811,164)	(191,236)	24,701
Comprehensive income (loss)	$18,849	$(1,649,267)	$(839,080)	$(1,231,133)
Earnings (loss) per share:
Basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.03)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	43,579,557	$43,580	$23,590,204	$(5,270,358)	$11,835,349	$30,198,775
Net loss for the three months ended March 31, 2019	-	-	-	(417,731)	-	(417,731)
Foreign currency translation adjustment	-	-	-	-	835,865	835,865
Balance, March 31, 2019	43,579,557	43,580	23,590,204	(5,688,089)	12,671,214	30,616,909
Net loss for the three months ended June 30, 2019	-	-	-	(838,103)	-	(838,103)
Foreign currency translation adjustment	-	-	-	-	(811,164)	(811,164)
Balance, June 30, 2019	43,579,557	$43,580	$23,590,204	$(6,526,192)	$11,860,050	$28,967,642

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2020	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601
Net loss for the three months ended March 31, 2020	-	-	-	(660,897)	-	(660,897)
Foreign currency translation adjustment	-	-	-	-	(197,032)	(197,032)
Balance, March 31, 2020	43,579,557	43,580	23,590,204	(26,633,299)	11,379,187	8,379,672
Net income for the three months ended June 30, 2020	-	-	-	13,053	-	13,053
Foreign currency translation adjustment	-	-	-	-	5,796	5,796
Balance, June 30, 2020	43,579,557	$43,580	$23,590,204	$(26,620,246)	$11,384,983	$8,398,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(647,844)	$(1,255,834)
Depreciation and amortization	1,305,070	1,575,870
Bad debt expense	24,928	23,404
Inventory write off	-	111,533
Changes in assets and liabilities:
Trade accounts and other receivables	(305,183)	(284,126)
Advances to suppliers	(279,380)	(10,615)
Inventory	(14,136)	960,946
Trade accounts payable	(323,470)	223,562
Accrued taxes payable	279,748	(43,632)
Other payables and accrued expenses	(79,967)	(369,547)
Change in bankers’ acceptance notes payable	115,468	(781,626)
Advances from customers	95,579	31,548
Prepaid expenses	(323,553)	(31,309)
Net Cash (Used in) Provided by Operating Activities	(152,740)	150,174

Cash Flows from Investing Activities:
Purchases of property and equipment	(840,449)	(73,538)
Net Cash Used in Investing Activities	(840,449)	(73,538)

Cash Flows from Financing Activities:
Proceeds from lines of credit	1,919,818	-
Payments of construction term loan	(142,209)	(147,475)
Proceeds (payments) of related party payables	90,551	(231,252)
Net Cash Provided by (Used in) Financing Activities	1,868,160	(378,727)

Effect of Exchange Rate Changes on Cash	(23,318)	768
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	851,653	(301,323)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,184,887	2,460,527
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,036,540	$2,159,204

Cash and Cash Equivalents	1,813,544	1,655,892
Restricted cash	222,996	503,312
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,036,540	$2,159,204

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$118,374	$178,991

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$-	$-
Accounts receivable collected with banker’s acceptances	270,453	378,585
Inventory purchased with banker’s acceptances	304,520	399,455
Right-of-use assets obtained in exchange for operating lease obligations	-	233,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2020, the Company had cash and cash equivalents of $1.8 million and an accumulated deficit of $26.6 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $0.8 million at June 30, 2020 to provide working capital and enable the Company’s required payments related to its construction loan facility. Although the Company recorded a profit in the three months ended June 30, 2020, operating losses are anticipated to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. As discussed in Note 8, in April 2020 the Company obtained a line of credit from a bank for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) have been advanced to the Company. Also, in June 2020 the Company obtained an additional line of credit and received advances totaling RMB 8,500,000 (approximately $1.2 million). While the current plans and additional financing will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

Consolidation and Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. They include the accounts and operations of the Company including its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

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

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2020	2019
Raw materials	$1,798,405	$2,113,994
Work in process	644,174	314,231
Finished goods	1,410,393	1,160,599
Total Inventory	$3,852,972	$3,588,824

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Permit of land use	$397,864	$403,755
Building	9,239,010	9,375,817
Plant, machinery and equipment	26,757,799	26,309,262
Motor vehicle	303,835	308,334
Office equipment	216,264	217,058
Total	36,914,772	36,614,226
Less: accumulated depreciation	(21,283,119)	(20,300,399)
Property, Plant and Equipment, net	$15,631,653	$16,313,827

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended June 30, 2020 and 2019, depreciation expense was $640,473 and $762,475, respectively and $1,287,586 and $1,535,336 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA). The Company did not obtain NMPA production approval for any new medical formulas during the six months ended June 30, 2020 and 2019 and no costs were reclassified from advances to intangible assets during the six months ended June 30, 2020 and 2019, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $8,676 and $17,912 for the three months ended June 30, 2020 and 2019, respectively, and $17,484 and $40,534 for the six months ended June 30, 2020 and 2019, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the six months ended June 30, 2020 and 2019.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	June 30,	December 31,
	2020	2019
Gross carrying amount	$4,768,507	$4,839,117
Accumulated amortization	(4,583,263)	(4,633,506)
Net carrying amount	$185,244	$205,611

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it entered into contracts with independent laboratories and others for the purchase of medical formulas and assistance with the NMPA approval process.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of June 30, 2020 and December 31, 2019 which are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended June 30, 2020 and 2019 was $3,386 and $3,386, respectively. Total interest expense for each of the three months ended June 30, 2020 and 2019 was $6,773 and $6,773, respectively.

The Company received advances totaling $90,551 during the six months ended June 30, 2020 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $797,594 and $717,419 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($674,405) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021. Total interest expense related to the loan for the three and six months ended June 30, 2020 was $7,321 and $14,754. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheets totaling $2,315,986 and $2,307,986 as of June 30, 2020 and December 31, 2019, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of June 30, 2020 and December 31, 2019. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of June 30, 2020 and December 31, 2019, the Company had outstanding banker’s acceptance notes in the amount of $222,996 and $109,908, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

Construction Loan Facility

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on the anniversary dates which were July 10, 2017, 2018 and 2019, respectively.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of June 30, 2020, the Company had no additional amounts available to it under this facility. During the six months ended June 30, 2020, the Company made principal payments in the amount of $143,286 (RMB 1,000,000). The Company made the required RMB 14,000,000 (approximately $2 million) payment due under the loan on July 10, 2020.

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) have been advanced through June 30, 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 5,000,000 (approximately $0.7 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the three and six months ended June 30, 2020 was $4,953. In July 2020 an additional RMB 3,000,000 (approximately $0.4 million) has been advanced under this line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three and six months ended June 30, 2020 was $0.

Principal payments required for the remaining terms of the loan facility and the lines of credit for the twelve month periods ended June 30, are as follows:

Year	Lines of Credit	Construction Loan Facility	Total
2021	$1,200,650	$2,118,794	$3,319,444
2022	706,264	1,977,541	2,683,805
	$1,906,914	$4,096,335	$6,003,249

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

Fair Value of Construction Loan Facility and Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of June 30, 2020 and December 31, 2019 approximated their fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended June 30, 2020 and 2019, operating lease cost was $22,265 and $23,109, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $23,665 and $24,562, respectively. For the six months ended June 30, 2020 and 2019, operating lease cost was $44,494 and $46,454, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $47,292 and $49,376, respectively. As of June 30, 2020 and December 31, 2019, the Company reported operating lease right of use assets of $90,289 and $136,779, respectively and operating use liabilities of $93,510 and $140,007, respectively. As of June 30, 2020, its operating leases had a weighted average remaining lease term of 1.02 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended June 30:

2021	$94,585
2022	1,384

Total undiscounted cash flows	95,969
Less: Imputed interest	(2,459)
93,510
Less: Operating lease liabilities, current portion	(93,510)
Operating lease liabilities, net of current portion	$-

The Company has leases with terms of less than one year for certain provincial sales offices that are not material.

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

There was no provision for income taxes for the three and six months ended June 30, 2020 and 2019 respectively due to continued net losses of the Company.

As of June 30, 2020, the Company had net operating loss carryforwards for PRC tax purposes of approximately $51.7 million which are available to offset any future taxable income through 2025. Approximately $21.6 million of these carryforwards will expire in December 2020. The Company also has net operating losses for United States federal income tax purposes of approximately $6.4 million of which $5.1 million are available to offset future taxable income, if any, through 2039, and $1.3 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2020 and December 31, 2019.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $30,455,483 and $30,759,656 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at June 30, 2020 and December 31, 2019. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	June 30,	Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$11,251	$-	$11,251	$-
Total	$11,251	$-	$11,251	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2019	Level 1	Level 2	Level 3
Banker’s acceptance notes	$45,756	$-	$45,756	$-
Total	$45,756	$-	$45,756	$-

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

NOTE 13 – REVENUE

The following table summarizes the Company’s revenues disaggregated by revenue source and geography based on the Company’s PRC based business locations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Domestic Pharmaceuticals	$2,069,615	$2,569,408	$3,833,570	$5,498,681
Export Medical Test Kits	1,701,108	-	1,701,108	-
	$3,770,723	$2,569,408	$5,534,678	$5,498,681

There were no sales of medical test kits within the PRC. Medical test kits under this note is COVID-19 testers as referred to under Item 2 of this report.

NOTE 14 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the six months ended June 30, 2020, one customer accounted for 30.7% of sales and two customers respectively accounted for 49.8% and 10.7% of accounts receivable. Two suppliers respectively accounted for 39.0% and 18.6% of raw material purchases, and three different products respectively accounted for 30.8%, 21.4% and 13.9% of revenue.

For the six months ended June 30, 2019, no customer accounted for more than 10% of sales and two customers respectively accounted for 49.7% and 10.7% of accounts receivable. Two suppliers respectively accounted for 27.7% and 24.7% of the Company’s raw material purchases, and three different products respectively accounted for 33.9%, 21.0% and 16.1% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Company reopened its facility and ramped up its operations in the first quarter 2020, there is a risk of a resurgence of the outbreak such as certain cities witnesses including Hong Kong. Any disruption or delay of the Company’s suppliers or customers would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact the Company operating results.

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

We have to take a more cautious and flexible attitude towards the initiating and progressing any project for an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China. On one hand, since initiated in 2018, two rounds of “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) Group Purchasing Organization (“GPO”) activities had been carried out by the end of 2019, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the GPO activities. As a result, we need balance at least the two factors above before making decisions for any project.

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

Market Trends

As the medical reform deepens, the GPO program has been expanded from pilot cities to the whole country, which pressed hospitals to control drug prices to reduce overall costs. The pressure of price reduction has been further transmitted to pharmaceutical manufacturers. We believe that the price control is still one of the key themes in the pharmaceutical industry in the future; and pharmaceutical manufacturing companies’ revenues are under obvious pressure.

Novel coronavirus pneumonia (COVID-19) refers to the pneumonia caused by the 2019 novel coronavirus infection. According to the data released by the World Health Organization (WHO) on August 2, 2020, the cumulative number of confirmed cases of COVID-19 reached 17,660,523 in the world. At an emergency meeting of WHO on July 31, 2020, Director-General Tandese said that COVID-19 was a once-in-a-century human health crisis and that people will be affected by it for an entire decade.

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

Results of operations for the three months ended June 30, 2020

Revenue

Revenue increased by 46.8% to $3.8 million for the three months ended June 30, 2020, as compared to $2.6 million for the three months ended June 30, 2019. This increase was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020. Because of the market demand for COVID-19 related products, we received an export order for diagnostic test, which we purchased from a third party. This one-time business contributed approximately $1.7 million to our revenue for the three months ended June 30, 2020. This is a milestone of our continuous efforts to explore various niche markets, products and regions based on our experiences and abilities.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2020 and 2019, excluding the one-time revenue from the trading of COVID-19 testers during such period:

	Three Months Ended June 30,
Product Category	2020	2019	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.57	0.62	-0.05	-8%
Anti-Viral/ Infection & Respiratory	0.95	1.46	-0.51	-35%
Digestive Diseases	0.10	0.12	-0.02	-16%
Other	0.48	0.40	0.08	20%
Total	2.10	2.60	-0.50	-19%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $0.95 million and $1.46 million of sales in the three months ended June 30, 2020 and 2019, respectively. This decrease was mainly due to the decrease in sales of Cefaclor Dispersible Tablets.

“Others” product category generated $0.48 million in sales revenue in the three months ended June 30, 2020 compared to $0.40 million for the same period a year ago, which represented an increase of $0.08 million. This decrease was mainly due to the sales of medical protection products.

Sales in the “CNS Cerebral & Cardio Vascular” product category decreased to $0.57 million in the three months ended June 30, 2020, as compared to $0.62 million for the same period in 2019, which represented a decrease of $0.05 million. This decrease was mainly due to the decrease in sales of Gastrodin.

Our “Digestive Diseases” product category sales also decreased by $0.02 million to $0.10 million in the three months ended June 30, 2020 from $0.12 million for the same period in 2019, which was mainly due to the decrease in sales of Omeprazole.

	Three Months Ended June 30,
Product Category	2020	2019
CNS Cerebral & Cardio Vascular	27%	24%
Anti-Viral/ Infection & Respiratory	45%	56%
Digestive Diseases	5%	5%
Other	23%	15%

For the three months ended June 30, 2020, revenue breakdown by product category showed a few changes to that of the same period in 2019. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 45% and 56% of total sales in the three months ended June 30, 2020 and 2019, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 27% and 24% of total revenue in the three months ended June 30, 2020 and 2019, respectively. The “Digestive Diseases” product category represented both 5% total revenue in the three months ended June 30, 2020 and 2019, respectively. The “Other” product category represented 23% and 15% of revenues in the three months ended June 30, 2020 and 2019, respectively.

Cost of Revenue

For the three months ended June 30, 2020, our cost of revenue was $2.6 million, or 70% of total revenue, comparing to $2.4 million, or 94% of total revenue, for the same period in 2019. The decrease in cost of revenue was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2020 was $1.1 million, as compared to $0.2 million during the same period in 2019. Our gross profit margin in the three months ended June 30, 2020 was 30.5% as compared to 6.4% during the same period in 2019. The increase in our gross profit margin was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

Selling Expenses

Our selling expenses for the three months ended June 30, 2020 and 2019 were $0.7 million and $0.5 million, respectively. Selling expenses accounted for 19.3% of the total revenue in the three months ended June 30, 2020, as compared to 19.7% during the same period in 2019. Because of adjustments in our sales practices, and reform of healthcare policies, we reduced number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were both $0.3 million for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses accounted for 8.6% and 13.0% of our total revenues in the three months ended June 30, 2020 and 2019, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2020 were $0.03 million, as compared to $0.07 million in the same period in 2019. Research and development expenses accounted for 0.8% and 2.6% of our total revenues in the three months ended June 30, 2020 and 2019, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt (Benefit) Expenses

Our bad debt benefit for the three months ended June 30, 2020 was $5,318, as compared to bad debt expense of $10,092 for the same period in 2019. This was mainly because that we have collected more longer aged accounts receivable in the three months ended June 30, 2020 as compared to the same period last year.

Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.13 million and $0.15 million as of June 30, 2020 and December 31, 2019, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
1 - 180 Days	2.6%	3.1%
180 - 360 Days	0.7%	0.7%
360 - 720 Days	0.5%	0.6%
> 720 Days	96.3%	95.6%
Total	100.0%	100.0%

Since the fourth quarter of 2018, our bad debt allowance estimate has been updated to a policy which requires no allowance of accounts receivable recognized that is within 180 days old, 10% of accounts receivable that is between 180 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old. Prior to that, our policy was no allowance of accounts receivable recognized that is within 90 days old, 10% of accounts receivable that is between 90 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $17.3 million as of June 30, 2020 and $17.6 million as of December 31, 2019. The changes in the allowances for doubtful accounts during the three months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended
	June 30,
	2020	2019
Balance, Beginning of Period	17,334,819	$18,295,892
Bad debt expense (benefits)	(5,318)	10,092
Foreign currency translation adjustment	12,596	(468,970)
Balance, End of Period	17,342,097	$17,837,014

Income (Loss) from Operations

Our operating income for the three months ended June 30, 2020 was $0.1 million, compared to an operating loss of $0.8 million during the same period in 2019.

Net Interest Expense

Net interest expense for the three months ended June 30, 2020 and 2019 was $0.06 million and $0.09 million, respectively.

Net Income (Loss)

Net income for the three months ended June 30, 2020 was $0.01 million, as compared to net loss of $0.84 million for the same period a year ago. The decrease in net loss was mainly the result of a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

For the three months ended June 30, 2020 earnings per basic and diluted common share was $0.00, as compared to loss per basic and diluted common share was $0.02 for the three months ended June 30, 2019.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for both the three months ended June 30, 2020 and 2019.

Results of operations for the six months ended June 30, 2020

Revenue

Revenue was both $5.5 million for the six months ended June 30, 2020 and 2019, respectively.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2020 and 2019, respectively, excluding the one-time revenue from the trading of COVID-19 testers during such period:

	Six Months Ended June 30,
Product Category	2020	2019	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.82	1.07	-0.25	-24%
Anti-Viral/ Infection & Respiratory	2.14	3.32	-1.18	-35%
Digestive Diseases	0.17	0.23	-0.06	-28%
Other	0.70	0.90	-0.20	-22%
Total	3.83	5.53	-1.70	-31%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory”, which generated $2.14 million in sales revenue in the six months ended June 30, 2020 compared to $3.32 million in the same period a year ago, a decrease of $1.18 million. This decrease was mainly due to sales decrease of Cefaclor.

Sales of our “Other” product category, which generated $0.70 million in sales revenue in the six months ended June 30, 2020 compared to $0.90 million in the same period a year ago, which represented a decrease of $0.20 million, mainly due to the decrease in sales of Vitamin B6 for Injection.

“CNS Cerebral & Cardio Vascular” category, which generated $0.82 million in sales revenue in the six months ended June 30, 2020 compared to $1.07 million in the same period a year ago, a decrease of $0.25 million. This decrease was mainly due to sales decrease of Ozagrel Sodium for Injection.

Sales of our Digestive Diseases category also decreased by $0.06 million to $0.17 million in the six months ended June 30, 2020 from $0.23 million in the same period in 2019, mainly due to the decrease in sales of Omeprazole.

	Six Months Ended June 30,
Product Category	2020	2019
CNS Cerebral & Cardio Vascular	22%	20%
Anti-Viral/ Infection & Respiratory	56%	60%
Digestive Diseases	4%	4%
Other	18%	16%

For the six months ended June 30, 2020, revenue breakdown by product category remained similar to that of the same period in 2019. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 56% and 60% of total sales in the six months ended June 30, 2020 and 2019, respectively. The “CNS Cerebral & Cardio Vascular” category represented 22% and 20% of total revenue in the six months ended June 30, 2020 and 2019, respectively. The “Digestive Diseases” category represented both 4% of total revenue in the six months ended June 30, 2020 and 2019. And the “Other” category represented 18% and 16% of revenues in the six months ended June 30, 2020 and 2019, respectively.

Cost of Revenue

For the six months ended June 30, 2020, our cost of revenue was $4.2 million, or 76% of total revenue, comparing to $5.5 million, or 85% of total revenue, in the same period in 2019. The decrease in cost of revenue was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2020 was $1.3 million, compared to $0.8 million in the same period in 2019. Our gross profit margin in the six months ended June 30, 2020 was 24.3% compared to 14.9% in the same period in 2019. The increase in our gross profit margin was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

Selling Expenses

Our selling expenses for the six months ended June 30, 2020 and 2019 were $1.1 million and $1.0 million, respectively. Selling expenses accounted for 19.0% of the total revenue in the six months ended June 30, 2020 compared to 17.9% in the same period in 2019.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2020 were $0.71 million, which represented a decrease of $0.05 million compared to $0.76 million in the same period in 2019. General and administrative expenses accounted for 12.8% and 13.8% of our total revenues in the six months ended June 30, 2020 and 2019, respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2020 and 2018 were $0.07 million and $0.14 million, respectively, representing a decrease of $0.06 million compared to the same period of last year.

Bad Debt Expenses

Our bad debt expenses were both $0.02 million for the six months ended June 30, 2020 and 2019.

The changes in the allowances for doubtful accounts during the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Balance, Beginning of Period	$17,575,100	$17,815,075
Bad debt expense	24,928	23,404
Foreign currency translation adjustment	(257,931)	(1,465)
Balance, End of Period	$17,342,097	$17,837,014

Loss from Operations

Our operating loss for the six months ended June 30, 2020 was $0.5 million, compared to $1.1 million in the same period in 2019.

Net Interest Expense

Net interest expense for the six months ended June 30, 2020 was $0.12 million, compared to $0.17 million for the same period in 2019.

Net Loss

Net loss for the six months ended June 30, 2020 was $0.6 million, as compared to net loss of $1.3 million for the six months ended June 30, 2019. The decrease of net loss was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

For the six months ended June 30, 2020, loss per basic and diluted common share was $0.01, compared to loss per basic and diluted common share of $0.03 for the six months ended June 30, 2019.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,579,557 for each of the six months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Our cash and cash equivalents were $1.8 million, representing 7.8% of our total assets, as of June 30, 2020, as compared to $1.1 million, representing 4.8% of our total assets as of December 31, 2019. All of the $1.8 million of cash and cash equivalents as of June 30, 2020 is considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) have been advanced at June 30, 2020. In July 2020 an additional RMB 3,000,000 (approximately $0.4 million) has been advanced under this line of credit. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance.  The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. We entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB80 million (approximately $11.7 million), which had been fully utilized through May 7, 2014. As of June 30, 2020, the construction loan installments to be repaid within the next 12 months are about $2.2 million. On July 10, 2020, we repaid such principal and accumulatively repaid the principal of RMB 65 million (approximately $9.2 million) of the construction loans, per the payback schedule. The total balance of the construction loan facility is RMB 29 million ($4.1 million) as of June 30, 2020, which includes $2.1 million due within 12 months, and $2.0 million due beyond 12 months. Cash flow generated from operating activities was used to fund our daily operating expenses as well as the repayment of our loan facility.

Based on our current operating plan, management believes that cash provided by operations, in addition to the newly obtained line of credit in April and June 2020 may not be sufficient to meet our working capital needs and our anticipated capital expenditures for the next twelve months, raising substantial doubt about our ability to continue as a going concern. We may seek debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Although our Chairperson and Chief Executive Officer had advanced funds for working capital during 2019 and the first half of 2020, there can be no assurances that this will be the case in the future. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.2 million in the six months ended June 30, 2020, as compared to net cash provided by operating activities was $0.2 million for the same period in 2019.

Our net accounts receivable was both $0.6 million as of June 30, 2020 and December 31, 2019.

Total inventory was $3.9 million, as of June 30, 2020, and $3.6 million as of December 31, 2019.

Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $0.84 million as compared to $0.07 million for the six months ended June 30, 2019. The increase was mainly due to the purchase of mask production lines.

Financing Activities

Cash flow generated by financing activities was $1.9 million in the six months ended June 30, 2020, as compared to cash flow used in financing activities was $0.4 million in the six months ended June 30, 2019. The financing activities that occurred in the six months ended June 30, 2020 were primarily new credit lines we obtained from banks as discussed above and in Note 8.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2020 and December 31, 2019, Helpson’s net assets totaled $6,570,000 and $7,189,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 and $8,145,000 as of June 30, 2020 and December 31, 2019, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts for 124.0% and 29.6% of its total net assets.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 13, 2020	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2020	By:	/s/ Zhilin Li
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