Form 10-Q
period 2020-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2020-11-13
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 43,579,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 6.	Exhibits	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$346,611	$1,074,979
Restricted cash	-	109,908
Banker’s acceptances	38,465	45,756
Trade accounts receivable, less allowance for doubtful accounts of $17,957,621 and $17,575,100, respectively	535,060	635,371
Other receivables, less allowance for doubtful accounts of $27,318 and $22,729, respectively	91,389	46,643
Advances to suppliers	106,880	404
Inventory	3,513,570	3,588,824
Prepaid expenses	401,747	77,120
Total Current Assets	5,033,722	5,579,005

Property, plant and equipment, net	15,836,890	16,313,827
Operating lease right of use asset	70,733	136,779
Intangible assets, net	183,545	205,611
TOTAL ASSETS	$21,124,890	$22,235,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$989,641	$1,366,330
Accrued expenses	160,535	189,880
Other payables	3,483,821	3,560,332
Advances from customers	640,103	505,398
Other payables - related parties	2,176,629	2,071,986
Operating lease liability, current portion	73,690	91,306
Current portion of construction loan facility	2,202,611	2,150,168
Current portion of lines of credit	1,827,189	-
Bankers’ acceptance notes payable	-	109,908
Total Current Liabilities	11,554,219	10,045,308

Non-current Liabilities:
Construction loan facility	-	2,150,168
Lines of credit, net of current portion	939,781	-
Operating lease liability, net of current portion	-	48,701
Deferred tax liability	771,820	753,444
Total Liabilities	13,265,820	12,997,621

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 43,579,557 shares and 43,579,557 shares issued and outstanding, respectively	43,580	43,580
Additional paid-in capital	23,590,204	23,590,204
Accumulated deficit	(27,630,142)	(25,972,402)
Accumulated other comprehensive income	11,855,428	11,576,219
Total Stockholders’ Equity	7,859,070	9,237,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,124,890	$22,235,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$2,400,667	$2,376,844	$7,935,345	$7,875,525
Cost of revenue	2,353,471	2,004,085	6,543,912	6,682,688

Gross profit	47,196	372,759	1,391,433	1,192,837

Operating expenses:
Selling expenses	654,090	613,110	1,707,827	1,597,667
General and administrative expenses	290,586	333,833	1,001,590	1,097,200
Research and development expenses	37,628	39,716	116,491	175,642
Bad debt (benefit) expense	17,386	31,304	42,314	54,708
Total operating expenses	999,690	1,017,963	2,868,222	2,925,217

Loss from operations	(952,494)	(645,204)	(1,476,789)	(1,732,380)

Other income (expense):
Interest income	3,665	11,840	5,263	27,216
Interest expense	(61,067)	(67,590)	(186,214)	(251,624)
Net other expense	(57,402)	(55,750)	(180,951)	(224,408)

Loss before income taxes	(1,009,896)	(700,954)	(1,657,740)	(1,956,788)
Income tax expense	-	-	-	-
Net loss	(1,009,896)	(700,954)	(1,657,740)	(1,956,788)
Other comprehensive income - foreign currency translation adjustment	470,445	(909,889)	279,209	(885,188)
Comprehensive loss	$(539,451)	$(1,610,843)	$(1,378,531)	$(2,841,976)

Loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Weighted average shares outstanding	43,579,557	43,579,557	43,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2019	43,579,557	$43,580	$23,590,204	$(5,270,358)	$11,835,349	$30,198,775

Net loss for the three months ended March 31, 2019	-	-	-	(417,731)	-	(417,731)
Foreign currency translation adjustment	-	-	-	-	835,865	835,865

Balance, March 31, 2019	43,579,557	43,580	23,590,204	(5,688,089)	12,671,214	30,616,909

Net loss for the three months ended June 30, 2019				(838,103)		(838,103)
Foreign currency translation adjustment					(811,164)	(811,164)

Balance, June 30, 2019	43,579,557	43,580	23,590,204	(6,526,192)	11,860,050	28,967,642

Net loss for the three months ended September 30, 2019	-	-	-	(700,954)	-	(700,954)
Foreign currency translation adjustment	-	-	-	-	(909,889)	(909,889)

Balance, September 30, 2019	43,579,557	$43,580	$23,590,204	$(7,227,146)	$10,950,161	$27,356,799

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2020	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601

Net loss for the three months ended March 31, 2020	-	-	-	(660,897)	-	(660,897)
Foreign currency translation adjustment	-	-	-	-	(197,032)	(197,032)

Balance, March 31, 2020	43,579,557	43,580	23,590,204	(26,633,299)	11,379,187	8,379,672

Net income for the three months ended June 30, 2020				13,053		13,053
Foreign currency translation adjustment					5,796	5,796

Balance, June 30, 2020	43,579,557	43,580	23,590,204	(26,620,246)	11,384,983	8,398,521

Net loss for the three months ended September 30, 2020	-	-	-	(1,009,896)	-	(1,009,896)
Foreign currency translation adjustment	-	-	-	-	470,445	470,445

Balance, September 30, 2020	43,579,557	$43,580	$23,590,204	$(27,630,142)	$11,855,428	$7,859,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,657,740)	$(1,956,788)
Depreciation and amortization	1,978,363	2,261,800
Bad debt expense	42,314	54,708
Inventory write off	-	87,542
Changes in assets and liabilities:
Trade accounts and other receivables	(366,385)	(407,733)
Advances to suppliers	(103,701)	(2,980)
Inventory	561,139	1,436,878
Trade accounts payable	(399,363)	130,642
Accrued taxes payable	123,921	23,321
Other payables and accrued expenses	(250,851)	(201,831)
Change in bankers’ acceptance notes payable	(109,663)	(773,264)
Advances from customers	119,199	(12,670)
Prepaid expenses	(314,361)	(9,211)
Net Cash (Used in) Provided by Operating Activities	(377,128)	630,414

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,099,878)	(85,739)
Net Cash Used in Investing Activities	(1,099,878)	(85,739)

Cash Flows from Financing Activities:
Proceeds from lines of credit	2,695,087	-
Payments of construction term loan	(2,145,389)	(2,188,463)
Proceeds from related party loan	162,090	674,405
Payments of related party loan	(77,530)	(209,726)
Net Cash Provided by (Used in) Financing Activities	634,258	(1,723,784)

Effect of Exchange Rate Changes on Cash	4,472	(30,604)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(838,276)	(1,209,713)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,184,887	2,460,527
Cash, Cash Equivalents and Restricted Cash at End of Period	$346,611	$1,250,814

Cash and Cash Equivalents	346,611	761,606
Restricted cash	-	489,208
Cash, Cash Equivalents and Restricted Cash at End of Period	$346,611	$1,250,814

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$176,055	$241,465

Supplemental Noncash Investing and Financing Activities:
Issuance of banker’s acceptances	$-	$2,641
Accounts receivable collected with banker’s acceptances	394,393	532,537
Inventory purchased with banker’s acceptances	402,582	553,183
Right-of-use assets obtained in exchange for operating lease obligations	-	231,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

The Company is principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). It has acquired and continues to acquire well-accepted medical formulas to add to its diverse portfolio of Western and Chinese medicines.

Liquidity and Going Concern

As of September 30, 2020, the Company had cash and cash equivalents of $0.35 million and an accumulated deficit of $27.6 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $0.8 million as of September 30, 2020 to provide working capital and enable the Company’s required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company has been exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. As discussed in Note 8, in April 2020 the Company obtained a line of credit from a bank for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 8,000,000 (approximately $1.17 million) have been advanced to the Company. In June 2020 the Company obtained an additional line of credit and received advances totaling RMB 8,500,000 (approximately $1.25 million). In addition, the Company obtained another line of credit and received advances totaling RMB 2,343,340 (approximately $0.34 million). While the current plans and additional financing may allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The guidance is effective for interim and annual reporting periods beginning within 2021 with early adoption permitted.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$2,055,622	$2,113,994
Work in process	433,389	314,231
Finished goods	1,024,559	1,160,599
Total Inventory	$3,513,570	$3,588,824

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Permit of land use	$413,603	$403,755
Building	9,604,495	9,375,817
Plant, machinery and equipment	28,077,699	26,309,262
Motor vehicle	315,854	308,334
Office equipment	224,819	217,058
Total	38,636,470	36,614,226
Less: accumulated depreciation	(22,799,580)	(20,300,399)
Property, Plant and Equipment, net	$15,836,890	$16,313,827

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the three months ended September 30, 2020 and 2019, depreciation expense was $664,400 and $677,395, respectively and $1,951,986 and $2,212,731 for the nine months ended September 30, 2020 and 2019, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, or CFDA). The Company did not obtain NMPA production approval for any new medical formulas during the nine months ended September 30, 2020 and 2019 and no costs were reclassified from advances to intangible assets during the nine months ended September 30, 2020 and 2019, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years. It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $8,893 and $8,536 for the three months ended September 30, 2020 and 2019, respectively, and $26,377 and $49,070 for the nine months ended September 30, 2020 and 2019, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the nine months ended September 30, 2020 and 2019.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	September 30,	December 31,
	2020	2019
Gross carrying amount	$4,957,144	$4,839,117
Accumulated amortization	(4,773,599)	(4,633,506)
Net carrying amount	$183,545	$205,611

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

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had advanced to the Company an aggregate amount of $1,354,567 as of September 30, 2020 and December 31, 2019 which are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year. Total interest expense for each of the three months ended September 30, 2020 and 2019 was $3,386 and $3,386, respectively. Total interest expense for each of the nine months ended September 30, 2020 and 2019 was $10,159 and $10,159, respectively.

The Company received advances totaling $162,090 during the nine months ended September 30, 2020 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer; and paid back $77,530 to her in the same period. On July 8, 2019 the Company entered into a loan agreement for cash of RMB 4,770,000 ($674,405) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021. Total amounts owed were $822,062 and $717,419 and are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. Total interest expense related to the loan for the three and nine months ended September 30, 2020 was $7,282 and $21,846.

Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying condensed consolidated balance sheets totaling $2,319,986 and $2,307,986 as of September 30, 2020 and December 31, 2019, respectively. The remaining balance of other payables of $1.2 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively mainly included sales expenses, taxes, freight, and utility bills.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of September 30, 2020 and December 31, 2019. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of September 30, 2020 and December 31, 2019, the Company had outstanding banker’s acceptance notes in the amount of $0 and $109,908, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

Construction Loan Facility

The Company obtained a construction loan facility dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. The interest rate has remained at 5.39% on the anniversary dates which were July 10, 2017, 2018 and 2019, respectively. The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of September 30, 2020, the Company had no additional amounts available to it under this facility. During the nine months ended September 30, 2020, the Company made principal payments in the amount of $2,145,389 (RMB 15,000,000). The Company made the required RMB 14,000,000 (approximately $2 million) payment due under the loan on July 10, 2020.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) were advanced in April, and RMB 3,000,000 (approximately $0.4 million) were advanced in July. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 5,000,000 (approximately $0.7 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the three and nine months ended September 30, 2020 was $10,420 and $15,410, respectively. The Company repaid RMB 500,000 (approximately $0.7 million) to Postal Savings Bank of China in October 2020 as per the payment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million) of which RMB 8,500,000 have been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three and nine months ended September 30, 2020 was $11,372.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September, 2020 and obtained an advance of RMB 2,343,340 ($344,098), and the remaining of RMB 856,660 ($125,793) in October under this line. The loan bears interest at the rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three and nine months ended September 30, 2020 was $377, respectively.

Principal payments required for the remaining terms of the loan facility and the lines of credit for the twelve month periods ended September 30, are as follows:

Year	Lines of Credit	Construction Loan Facility	Total
2021	$1,827,189	$2,202,611	$4,029,800
2022	939,781	-	939,781
	$2,766,970	$2,202,611	$4,969,581

Fair Value of Construction Loan Facility and Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of September 30, 2020 and December 31, 2019 approximated their fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended September 30, 2020 and 2019, operating lease cost was $23,127 and $20,349, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $24,581 and $21,629, respectively. For the nine months ended September 30, 2020 and 2019, operating lease cost was $69,382 and $66,804, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $73,745 and $71,005, respectively. As of September 30, 2020 and December 31, 2019, the Company reported operating lease right of use assets of $70,733 and $136,779, respectively and operating use liabilities of $73,690 and $140,007, respectively. As of September 30, 2020, its operating leases had a weighted average remaining lease term of 0.77 years and a weighted average discount rate of 4.75%.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended September 30:

2021	$75,184
Total undiscounted cash flows	75,184
Less: Imputed interest	(1,494)
73,690
Less: Operating lease liabilities, current portion	(73,690)
Operating lease liabilities, net of current portion	$-

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

There was no provision for income taxes for the three and nine months ended September 30, 2020 and 2019, respectively due to continued net losses of the Company.

As of September 30, 2020, the Company had net operating loss carryforwards for PRC tax purposes of approximately $51.7 million which are available to offset any future taxable income through 2025. Approximately $21.6 million of these carryforwards will expire in December 2020. The Company also has net operating losses for United States federal income tax purposes of approximately $6.4 million of which $5.1 million are available to offset future taxable income, if any, through 2039, and $1.3 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2020 and December 31, 2019. Therefore, the Company provided for a valuation allowance against its deferred tax assets of $31,635,654 and $30,759,656 as of September 30, 2020 and December 31, 2019, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at September 30, 2020 and December 31, 2019. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

	September 30,	Fair Value Measurements at Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$38,465	$-	$38,465	$-
Total	$38,465	$-	$38,465	$-

	December 31,	Fair Value Measurements at Reporting Date Using
Description	2019	Level 1	Level 2	Level 3
Banker’s acceptance notes	$45,756	$-	$45,756	$-
Total	$45,756	$-	$45,756	$-

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

NOTE 13 – REVENUE

The following table summarizes the Company’s revenues disaggregated by revenue source and geography based on the Company’s PRC based business locations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Domestic Pharmaceuticals	$2,400,667	$2,376,844	$6,234,237	$7,875,525
Export Medical Test Kits	-	-	1,701,108	-
	$2,400,667	$2,376,844	$7,935,345	$7,875,525

There were no sales of medical test kits within the PRC for the nine months ended September 30, 2020. Medical test kits under this note is COVID-19 testers as referred to under Item 2 of this report.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

NOTE 14 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the nine months ended September 30, 2020, one customer accounted for 21.6% of sales and two customers respectively accounted for 50.2% and 10.8% of accounts receivable. Two suppliers respectively accounted for 19.5% and 14.8% of raw material purchases, and three different products respectively accounted for 29.5%, 19.1% and 16.9% of revenue.

For the nine months ended September 30, 2019, no customer accounted for more than 10% of sales and two customers respectively accounted for 49.5% and 10.7% of accounts receivable. Two suppliers respectively accounted for 21.7% and 19.3% of the Company’s raw material purchases, and three different products respectively accounted for 30.1%, 20.6% and 17.7% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers in early 2020. Company reopened its facility and ramped up its operations in the first quarter 2020. There is a risk of a resurgence of the outbreak in China as certain cities witnessed, including Hong Kong. Any disruption or delay of the Company’s suppliers or customers would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact the Company operating results.

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

Foreign Currency Risk – The Company is exposed to foreign currency risk related to its operations. All of the Company’s revenue and the majority of expenses are denominated in the PRC’s currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government. The Company has not entered into any forward contracts or derivative instruments mitigating this risk.

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

Business Overview & Recent Developments

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, or CFDA) based upon demonstrated safety and efficacy.

China’s consistency evaluation of generic drugs had continued to proceed in 2020. The supporting policies from central and provincial governments have been constantly issued. We have always taken the tasks of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progresses in terms of the consistency evaluation.

We have to take a more cautious and flexible attitude towards the initiating and progressing any project for an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China. On one hand, since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Group Purchasing Organization (“GPO”) activities initiated in 2018, third rounds of GPO activities had been carried out by October 2020, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the GPO activities. As a result, we need to balance at least the two factors above before making decisions for any project.

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

Novel coronavirus pneumonia (COVID-19) refers to the pneumonia caused by the 2019 novel coronavirus infection. World Health Organization (WHO) convened the COVID-19 Emergency Committee for the fifth time to assess the global outbreak situation and provide recommendations for response on October 29, 2020. WHO then announced that the outbreak of COVID-19 continues to constitute a “public health emergency of international concern” on October 30, 2020. As of November 4, 2020, there were 47,745,960 accumulated COVID-19 confirmed cases, and 12,548,272 current cases worldwide, according to the WHO and official announcements from various countries. Due to the impact of COVID-19 pandemic, there has been a “people dare not go to the hospital” phenomenon. The decline in the number of hospital outpatients has created a negative pressure on sales for pharmaceutical companies, including ours.

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

Results of operations for the three months ended September 30, 2020

Revenue

Revenue was both $2.4 million in the three months ended September 30, 2020 and 2019, respectively.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
Product Category	2020	2019	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.63	0.59	0.04	6%
Anti-Viral/ Infection & Respiratory	1.18	1.16	0.02	2%
Digestive Diseases	0.13	0.12	0.01	8%
Other	0.46	0.51	-0.05	-10%

Sales in the “CNS Cerebral & Cardio Vascular” product category was $0.63 million in the three months ended September 30, 2020, as compared to $0.59 million for the same period in 2019, which represented an increase of $0.04 million. This increase was mainly due to the increase in sales of Alginic Sodium Diester Injection.

Sales in our “Anti-Viral/ Infection & Respiratory” product category was $1.18 million and $1.16 million in the three months ended September 30, 2020 and 2019, respectively.

Our “Digestive Diseases” product category generated $0.13 million and $0.12 million in the three months ended September 30, 2020 and 2019, respectively.

“Others” product category generated $0.46 million in sales revenue in the three months ended September 30, 2020 compared to $0.51 million for the same period a year ago, which represented a decrease of $0.05 million. This decrease was mainly due to the sales decrease of Vitamin B6 for Injection.

	Three Months Ended September 30,
Product Category	2020	2019
CNS Cerebral & Cardio Vascular	26%	25%
Anti-Viral/ Infection & Respiratory	50%	49%
Digestive Diseases	5%	5%
Other	19%	21%

Cost of Revenue

For the three months ended September 30, 2020, our cost of revenue was $2.4 million, or 98% of total revenue, comparing to $2.0 million, or 84% of total revenue, for the same period in 2019. The increase in cost of revenue was mainly due to declining production in the third quarter in addition to constant fixed costs leading to higher costs per unit of products and therefore higher sales costs of revenue in the third quarter of 2020.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2020 was $0.05 million, as compared to $0.37 million during the same period in 2019. Our gross profit margin in the three months ended September 30, 2020 was 2.0% as compared to 15.7% during the same period in 2019. The decrease in our gross profit margin was mainly due to the increased cost of revenue in the third quarter of 2020.

Selling Expenses

Our selling expenses for the three months ended September 30, 2020 and 2019 were $0.7 million and $0.6 million, respectively. Selling expenses accounted for 27.2% of the total revenue in the three months ended September 30, 2020, as compared to 25.8% during the same period in 2019. Because of the adjustments in our sales practices and the reformation of healthcare policies, we reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were both $0.3 million for the three months ended September 30, 2020 and 2019, respectively. General and administrative expenses accounted for 12.1% and 14.0% of our total revenues in the three months ended September 30, 2020 and 2019, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2020 and 2019 were both $0.04 million. Research and development expenses accounted for 1.6% and 1.7% of our total revenues in the three months ended September 30, 2020 and 2019, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt Expenses

Our bad debt expenses for the three months ended September 30, 2020 were $17,386, as compared to $31,304 for the same period in 2019. This decrease was mainly because that we have collected more longer aged accounts receivable in the three months ended September 30, 2020 as compared to the same period last year.

Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of accounts receivable that was past due (or that was more than 180 days old) was $0.13 million and $0.15 million as of September 30, 2020 and December 31, 2019, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
1 - 180 Days	2.1%	3.1%
180 - 360 Days	0.7%	0.7%
360 - 720 Days	0.5%	0.6%
> 720 Days	96.7%	95.6%
Total	100.0%	100.0%

Since the fourth quarter of 2018, our bad debt allowance estimate has been updated to a policy which requires no allowance of accounts receivable shall be recognized for accounts receivable that is within 180 days old, 10% of accounts receivable that is between 180 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old. Prior to that, our policy was that no allowance of accounts receivable shall be recognized for accounts receivable that is within 90 days old, 10% of accounts receivable that is between 90 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.0 million as of September 30, 2020 and $17.6 million as of December 31, 2019. The changes in the allowances for doubtful accounts during the three months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	2020	2019
Balance, Beginning of Period	17,342,097	$17,837,014
Accounts Receivable Write-off	(85,549)	-
Bad debt expense	17,386	31,304
Foreign currency translation adjustment	683,687	(507,788)
Balance, End of Period	17,957,621	$17,360,530

Loss from Operations

Our operating loss for the three months ended September 30, 2020 was $1.0 million, compared to $0.6 million during the same period in 2019.

Net Interest Expense

Net interest expense was both $0.06 million for the three months ended September 30, 2020 and 2019, respectively.

Net Loss

Net loss for the three months ended September 30, 2020 was $1.0 million, as compared to net loss of $0.7 million for the same period a year ago. The increase in net loss was mainly due to the increased cost of revenue in this period.

Loss per basic and diluted common share was both $0.02 for the three months ended September 30, 2020 and 2019, respectively.

The number of basic and diluted weighted-average outstanding shares that was used to calculate loss per share was 43,579,557 for both the three months ended September 30, 2020 and 2019.

Results of operations for the nine months ended September 30, 2020

Revenue

Revenue was both $7.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Set forth below are our revenues by product category in millions (USD) for the nine months ended September 30, 2020 and 2019, respectively, excluding the one-time revenue of USD1.7 million (approximately RMB12.0 million) from the trading of COVID-19 testers during such period:

	Nine Months Ended September 30,
Product Category	2020	2019	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.45	1.67	-0.22	-13%
Anti-Viral/ Infection & Respiratory	3.33	4.48	-1.15	-26%
Digestive Diseases	0.29	0.35	-0.06	-17%
Other	1.18	1.41	-0.23	-16%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory”, which generated $3.33 million in sales revenue in the nine months ended September 30, 2020 compared to $4.48 million in the same period a year ago, a decrease of $1.15 million. This decrease was mainly due to sales decrease of Cefaclor.

Sales of our “Other” product category generated $1.18 million in sales revenue in the nine months ended September 30, 2020 compared to $1.41 million in the same period a year ago, which represents a decrease of $0.23 million, which was mainly due to the decrease in sales of Vitamin B6 for Injection.

Our “CNS Cerebral & Cardio Vascular” category generated $1.45 million in sales revenue in the nine months ended September 30, 2020 compared to $1.67 million in the same period a year ago, a decrease of $0.22 million. This decrease was mainly due to sales decrease of Ozagrel Sodium for Injection.

Sales of our Digestive Diseases category also decreased by $0.06 million to $0.29 million in the nine months ended September 30, 2020 from $0.35 million in the same period in 2019, which was mainly due to the decrease in sales of Omeprazole.

	Nine Months Ended September 30,
Product Category	2020	2019
CNS Cerebral & Cardio Vascular	23%	21%
Anti-Viral/ Infection & Respiratory	53%	57%
Digestive Diseases	5%	4%
Other	19%	18%

Cost of Revenue

For the nine months ended September 30, 2020, our cost of revenue was $6.5 million, or 82.5% of total revenue, comparing to $6.7 million, or 84.9% of total revenue, in the same period in 2019. The decrease in cost of revenue was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020 partially offset the increase in cost of revenue.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2020 was $1.4 million, compared to $1.2 million in the same period in 2019. Our gross profit margin in the nine months ended September 30, 2020 was 17.5% compared to 15.1% in the same period in 2019. The increase in our gross profit margin was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020 partially offset the increase in cost of revenue.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2020 and 2019 were $1.7 million and $1.6 million, respectively. Selling expenses accounted for 21.5% of the total revenue in the nine months ended September 30, 2020 compared to 20.3% in the same period in 2019.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2020 were $1.0 million, as compared to $1.1 million in the same period in 2019. General and administrative expenses accounted for 12.6% and 13.9% of our total revenues in the nine months ended September 30, 2020 and 2019, respectively.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2020 and 2019 were $0.12 million and $0.18 million, respectively, representing a decrease of $0.06 million compared to the same period of last year.

Bad Debt Expenses

Our bad debt expenses were $0.04 million for the nine months ended September 30, 2020, and $0.05 million for the nine months ended September 30, 2019.

The changes in the allowances for doubtful accounts during the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Balance, Beginning of Period	$17,575,100	$17,815,075
Accounts Receivable Write-off	(85,549)
Bad debt expense	42,314	54,708
Foreign currency translation adjustment	425,756	(509,253)
Balance, End of Period	$17,957,621	$17,360,530

Loss from Operations

Our operating loss for the nine months ended September 30, 2020 was $1.5 million, compared to $1.7 million in the same period in 2019.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2020 was $0.18 million, compared to $0.22 million for the same period in 2019. The decrease in net interest expense was mainly due to the decreased interest rates of the new credit lines we entered in 2020 as compared to the interest rates of our loans in the same period last year.

Net Loss

Net loss for the nine months ended September 30, 2020 was $1.7 million, as compared to net loss of $2.0 million for the nine months ended September 30, 2019. The decrease of net loss was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020.

Loss per basic and diluted common share was $0.04 for the nine months ended September 30, 2020 and 2019, respectively.

The number of basic and diluted weighted-average outstanding shares that was used to calculate loss per share was 43,579,557 for each of the nine months ended September 30, 2020 and 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Our cash and cash equivalents were $0.3 million, representing 1.6% of our total assets, as of September 30, 2020, as compared to $1.1 million, representing 4.8% of our total assets as of December 31, 2019. All of the $0.3 million of cash and cash equivalents as of September 30, 2020 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 8,000,000 (approximately $1.2 million) have been advanced at September 30, 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit shall be repaid in installments semi-annually for two years from the date of the advance; and the first repayment of RMB 500,000 (approximately $0.07 million) was made on October 20, 2020.  The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.3 million), all of which have been advanced. The loan bears interest at a rate of 4.05% per annum. In addition, we entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of June 30, 2020, the construction loan installments to be repaid within the next 12 months are approximately $2.2 million. On July 10, 2020, we repaid such principal and accumulatively repaid the principal of RMB 65 million (approximately $9.2 million) of the construction loans per the payback schedule. The total balance of the construction loan facility is RMB 15 million ($2.2 million) as of September 30, 2020, which is all due within 12 months. The Company also obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $344,098), and the remaining of RMB 856,660 (approximately $125,793) in October under this line. The loan bears interest at a rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. Cash flow generated from operating activities and lines of credit were used to fund our daily operating expenses as well as the repayment of our loan facility.

Our net accounts receivable was $0.5 million and $0.6 million as of September 30, 2020 and December 31, 2019.

Total inventory was $3.5 million as of September 30, 2020 and $3.6 million as of December 31, 2019.

Based on our current operating plan, management believes that cash provided by operations, in addition to the newly obtained line of credit in April, June, and September 2020 may be sufficient to meet our working capital needs and our anticipated capital expenditures for the next twelve months. There can be no assurance that the Company will be able to achieve its future strategic alternatives which raises substantial doubt about its ability to continue as a going concern. We may seek debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Although our Chairperson and Chief Executive Officer had advanced funds for working capital during 2019 and the first nine months of 2020, there can be no assurances that this will be the case in the future. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.4 million in the nine months ended September 30, 2020, as compared to net cash provided by operating activities was $0.6 million for the same period in 2019. This change was due primarily to our use of working capital.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $1.1 million as compared to $0.09 million for the same period in 2019. The increase was mainly due to the purchase of mask production lines.

Financing Activities

Cash flow generated by financing activities was $0.6 million in the nine months ended September 30, 2020, as compared to cash flow used in financing activities of $1.7 million in the same period in 2019. The financing activities that occurred in the nine months ended September 30, 2020 were primarily new credit lines we obtained from banks as discussed above and in Note 8.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2020 and December 31, 2019, Helpson’s net assets totaled $$6,059,000 and $7,189,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 as of September 30, 2020 and December 31, 2019, respectively.   There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, and the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 is incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PHARMA HOLDINGS, INC.

Date: November 13, 2020	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2020	By:	/s/ Zhilin Li
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