Form 10-K
period 2020-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2021-03-26
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,225,327 as of June 30, 2020, based on the closing price of $0.67 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 22, 2021, was 45,579,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2020

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

As of December 31, 2020, we manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

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

In addition, we manufactured one comprehensive healthcare product and two protective products.

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

The NMPA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) on February 12, 2011 (effective as of March 1, 2011) (the “Year 2011 GMP”). The Year 2011 GMP standards outline the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the pharmaceutical products manufacturing industry in the PRC. All of our production lines: tablets, capsules, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated), are in full compliance with the Year 2011 GMP standard. A newly revised Drug Administration Law (the “New Law”) came into effect on December 1, 2019, which cancelled the GMP certification but impose the pilot inspection mechanism in the event any production line(s) does not satisfy any pilot inspection under the New Law, the production on such production line(s) could be suspended.

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

Industry Background and Market Opportunities

We have observed the following trends in China's healthcare industry in recent years:

1. The level of basic medical insurance has been improved in an all-round way. According to The 2019 Communique on Statistics on the Development of HealthCare in China (hereinafter referred to as Communique) published by Chinese National Health Insurance Administration on June 6, 2020, more than 1.35 billion people participated in Basic Medical Insurance System (BMIS) in 2019, and the participation rate remained stable at more than 95%. The reimbursement rate for hospital expenses of Basic Medical Insurance System for Urban Employees (BMISUE) and Urban and Rural Residences Medical Insurance System (URRMIS) has been raised to more than 60%.

2. Expenditures on essential medicines have decreased significantly. As per the Communique, the proportion of expenditure on essential medicines in health institutions at all levels. After the abolition of “drug adds-on”, in public hospitals, the share of drug revenue in total income has declined from 46.33% in 2010 to 32.71% in 2018; the average drug costs per outpatient rate as a percentage of total costs has fell from 51.5% in 2009 to 40.6% in 2019; while drug costs as a percentage of total hospitalization expenses fell from 43.6% in 2009 to 27.5% in 2019. In Community Health Centres, the proportion of medicines to hospitalization costs was 35.4% in 2019, down 13.9 % from 2010 levels. In township hospitals, the proportion of hospitalization cost of medicines to total expenditure was 38.5% in 2019, down 14.4% from 2010.

3. The capacity of health services in primary-level institutions is growing. In the case of township hospitals, there has been a significant increase in the number of visits and hospitalizations, with the number of beds per 10,000 agricultural population rising from 10.50 in 2009 to 14.80 in 2019. In 2020, the central government spent RMB50.38 billion on basic public health services, and RMB9.95 billion on COVID-19 prevention and control for grass-roots medical institutions.

4. The System of Graded Diagnosis and Treatment (SGDT) has been steadily advanced. The primary community health service center and the second and third-level hospitals was open as a medical union in cities, to achieve the sharing of medical and health resources between regions.

The General Office of the State Council of China issued The Key Tasks for Deepening the Reform of the Medical and Health System in the Second Half of 2020 (hereinafter referred to as the Tasks) on July 23, 2020.

The Tasks pointed out that since the outbreak of COVID-19, our medical and health system has stood the test and played an important role in winning the battle with this epidemic. In the second half of 2020, the Tasks urged us to promote the deepening of medical reform and the prevention and treatment of the COVID-19 epidemic, put prevention in a more prominent position, and continue to transfer from a treatment-centred approach to a population health-centred approach. We continue to reform medical care, medical insurance and medicine, and focus on solving the problem of "inadequate and overly expensive medical services".

With the growth of China’s per capita income, people’s awareness of health care has been gradually increasing. Medical consumption expenditure and consumer demand for higher-level health care are expected to continue to grow. In early March 2021, China's vice minister of Ministry of Human Resources and Social Security said at a press conference that people aged 60 and over had reached 18.1% of the overall population by the end of 2019, and that the country's elderly population is expected to exceed 300 million in the coming five years. According to the China Development Research Foundation's China Development Report 2020, Chinese aging populations will peak during 2035 to 2050, and that by 2050, China's elderly population aged 60 and over will be close to 500 million, accounting for more than a third of the total population. In view of the increased awareness of health care and the ageing society, the increasing industry concentration and internationalization, and the fact that NMPA initiated policies to encourage mergers and reorganizations among business entities to seek joint development, we are optimistic about the development of China’s pharmaceutical industry.

Impact from the New Coronavirus Global Pandemic (“COVID-19”)

Since the end of 2019, the COVID-19 outbreak has spread around the world: from January to February 2020 in China, to February to April 2020 in the United States, Italy, Spain and other European and American countries, to April to August in the United States, India, Brazil, Russia, till the second outbreak in Europe and other regions in August, overseas outbreaks continue to ferment. In December 2020, situation in the United Kingdom continues to deteriorate.

The outbreak of COVID-19 has a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers or customers in early 2020. The Company reopened its facility and ramped up its operations in the first quarter 2020. In addition, COVID-19 not only brought a widespread health crisis, it also adversely affected the economies and financial markets in China and many other countries, resulting in an economic downturn that could significantly impact the Company operating results.

The Chinese government has responded positively to the COVID-19 outbreak by introducing a series of policies in a timely manner, including:

The General Office of the National Health and Wellness Commission of China issued the “Notice on Further Improving the Emergency Response Capacity of Pre-Hospital Medical Care under the Normalization of the Prevention and Control of the COVID-19” on July 15, 2020.

China's National Health and Wellness Commission officially announced the “COVID-19 Prevention and Control Program (7th Edition)” on September 16, 2020.

Since the release of COVID-19 vaccine in December 2020, the world is making every effort to accelerate the vaccination progress. However, although the vaccine has played a positive role in the prevention and control of the epidemic, and the number of new daily incurred cases of COVID-19 has dropped for six weeks in the world, WHO officials say the apparent turning point of the global outbreak has not arrived, and the task to prevent and control the epidemic remains daunting. Michael Ryan, WHO's head of the health emergency program, spoke on a news conference on March 1, 2021 local time that it was impossible to end the outbreak this year. At present, the focus is to control the spread of the new coronavirus and to avoid the virus mutation, and to improve the speed of vaccination at the same time.

Consistency Evaluation for Generic Drugs

The “consistency evaluation of generic drugs” refers to the evaluation of generic drugs that were approved for market, for the consistency with the quality and efficacy of the original drug. The goal is for generic drugs to achieve the same level of quality and efficacy as the original drugs and to replace the original drugs in clinical use. This can not only save medical expenses, but also improve the development of the pharmaceutical industry, and to ensure the safety and effectiveness of public drug use.

The State Council issued the Pilot Program for the Central Procurement and Use of Drugs by State Organizations (the “Program”) on January 17, 2019. The Program calls for the selection of pilot drugs from generics that have passed the "consistency evaluation", and for centralized procurement and use in order to reduce drug prices and reduce patient drug costs. According to documents of the third batch of national centralized procurement issued in July 2020, generic products are required to pass the NMPA’s generic drug consistency evaluation to be eligible for procurement.

NMPA issued an official document on The Implementation of the Evaluation of the Quality and Efficacy of Chemical Injection Generics on May 14, 2020, requiring consistency evaluation for generics of pharmaceutical injections that are already on the market. According to the CPM New Drug Research and Development Monitoring Database, a total of 183 chemical injections passed the consistency evaluation in 2020.

Our company has actively promoted the consistency evaluation process of several key current existing oral products in 2020. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We plan to submit its relevant documentation and data to NMPA in the near future.

The PRC’s medical insurance system

The New Rural Cooperative Medical System (NRCMS) was officially launched in rural areas in 2003. It is a critical illnesses-oriented medical assistance system for farmers, and has achieved full coverage in 2008. In towns and cities, The Urban Residences Medical Insurance System (“URMIS”) has been in operation since 2007. It provides medical security for urban residents through financing organized by the government, with residents' contributions as the main source of funds and supplemented by appropriate government subsidies. In order to further expand the coverage of medical insurance and coordinate the economic and social development of urban and rural areas, in January 2016, the State Council issued the Opinions on the Integration of the Basic Medical Insurance System for Urban and Rural Residents (the Opinion). The Opinion proposes to integrate the NRCMS and URMIS, to establish a unified basic medical insurance system for urban and rural residents, and further unify the operation of services and information systems to improve the quality and efficiency of operation.

According to the Communique, 329 million people participated in health insurance for workers and 1,024 million people participated in medical insurance for urban and rural residents. The total income of the basic medical insurance fund was RMB2442.1 billion, an increase of 10.2% over the previous year, accounting for about 2.5% of GDP in the current year, The total expenditure was RMB2085.4 billion, an increase of 12.2% over the previous year, and the cumulative balance was RMB276.97 billion. Experts pointed out that in 2019, the URRMIS has been fully integrated, the scale of the medical insurance fund has been expanded, and the anti-risk capacity of the medical insurance fund has been improved.

Our Strategy

We believe that the pursuit of innovation is imperative for providing the basic medical solutions needed by the majority of patients. We are passionate about protecting human health, and we always adhere to the highest standards of ethics and integrity to fulfill our firm commitment to our customers and patients.

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. China's per capita GDP exceeds US$10,000 in 2019, which stimulates consumption structure upgrade, and the establishment of a high-quality health care system. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. We launched wash-free sanitizers and various types of masks since the outbreak of COVID-19 at year end 2019. In addition, we continue to explore comprehensive healthcare market after the launch of Noni enzymes in 2018.

Consistency evaluation of our current existing major products will be the focus of our strategy in the near future. The consistency evaluation of generic drugs will improve Chinese generic drugs quality and eliminate unqualified enterprises, so that high-quality generic drug companies are expected to benefit from it. Consistency evaluation, together with the GPO, is optimizing the competitive landscape of the Chinese pharmaceutical industry. We believe that the market space and growth potential of Chinese generic drugs are huge.

A series of medical reform policies introduced in recent years has profound and far-reaching impact on pharmaceutical companies. Therefore, early consideration of the transformation and upgrading, as well as product positioning become very important. Based on our experience in R&D, production and marketing experiences, and our market insights, we have decided to gradually adjust our strategy to produce generic and innovative drugs with high value in pharma-economics, good clinical efficacy and market differentiation. These include drugs that treat chronic diseases prevalent in China, geriatric diseases, cancers, and nutritional products.

In addition, as another direction of strategic development, we will actively explore connectivity on the Internet. We will take the initiative to learn, participate, and put our products to the online market, to achieve online and offline connectivity of a complete ecological system.

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

Promoting the progress of consistency evaluation of our current existing main products. We intend to cope with the latest policies and the GPO requirements. We aim to make efficient use of our existing human and material resources, and strive to create favorable conditions for product sales and international development through gaining a favorable result in the consistency evaluation.

Exploring the market for comprehensive health products. To advocate a healthy way of life, we intend to explore the market for comprehensive health products and help our customers not only ‘cure the disease’, but also ‘prevent potential diseases’, eliminate sub-health, improve physical fitness, reduce pain, and maintain good health management.

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

Products

We currently have a product portfolio of 22 products, including 19 pharmaceutical products that address a wide variety of diseases and medical indications, and the remaining are comprehensive healthcare and protective products. All of our pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the NMPA and are sold on a prescription basis. The following table summarizes the approved indications for our marketed products and the year in which each of such products was first marketed to our customers.

		Year of
		Commercial
Product	Indication	Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

CerebroproteinHydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Acute thrombotic cerebral infarction and dyskinesia associated with cerebral infarction	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Andrographolide	Detoxification, antibacterial and anti-inflammatory. For sore throat caused by upper respiratory tract infection	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

Comprehensive Healthcare and Protective Products

Noni Enzyme	natural, healthy and nutritionrich a natural, healthy and nutrition-rich food supplement	2018

Sanitizer	75% alcohol wash-free sanitizer	2020

Masks	KN95 Particulate Respirator, Disposable Medical Mask, Particle Filtering Mask	2020

The following table sets forth the aggregate amount our revenues attributed to our product portfolio by indication group for the years ended December 31, 2020 and 2019.

	Twelve Months Ended
	December 31,
	2020	2019	Net Change	%
Product Category	(in millions)	(in millions)	(in millions)	Change
CNS Cerebral & Cardio Vascular	$2.03	$2.35	-0.33	-14%
Anti-Viral/ Infection & Respiratory	$5.13	$6.33	-1.20	-19%
Digestive Diseases	$0.40	$0.46	-0.06	-14%
Other	$1.58	$1.86	-0.28	-15%

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

We also adjust the delivery systems and marketing for each of our products based on the product’s target patient group. We believe that maintaining a variety of delivery systems (e.g. tablets, capsules, injectables and dry powders) for certain of our products targeted at different groups enhances our competitive position in the marketplace. As a result, our sales and marketing personnel work closely with management and our research and development personnel to determine which of our products can successfully be marketed for more than one delivery system and which generic drugs in the marketplace may be good candidates for us to manufacture and distribute using different delivery systems.

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

The Company's recent research and development work is mainly aimed at promoting the consistency evaluation of several major products already on the market, as well as the continued exploration of comprehensive health product categories.

Distribution and Customers

We believe we have a well-established sales network. As our current pharmaceutical product portfolio is comprised mainly of prescription drugs, our major sales targets are hospitals. As of December 31, 2020, we also have 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing many of our relationships with hospitals, doctors and local drug distributors.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC. We have established long-standing relationships with most of our key customers through our operating subsidiary, Helpson, which was formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our old manufacturing facility, which was built in 2002, is approximately 8,000 square meters; and our new building, approximately 20,000 square meters, was completed in 2013. We have production lines with the 2011 version of GMP certificates for different forms of our products including: tablets, capsules, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated).

All of our existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019 the newly revised Drug Administration Law (the “New Law”) came into effect, which cancelled the GMP certification but impose the pilot inspection mechanism.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2020, our purchases of raw material purchases from our three top suppliers accounted for 20.7%, 17.7%, and 13.5%, respectively. For the year ended December 31, 2019 suppliers accounted for 22.3%, 20.6% and 5.8%, respectively.

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

As of December 31, 2020, we owned 18 registered trademarks, including marks for eight of the 19 pharmaceutical products we manufacture, including the tradenames Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, XERONINE, and Aronino, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 18 registered trademarks are as follows: No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272760, No.1330294, No.1327731, No.1330295, No.3993785, No. 4074317, No.4074321, No. 4315247, No. 32445705, No. 32437940, No. 34711564, and No. 34711561.

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

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the NMPA’s relevant provincial branch. This permit is valid for five years and is renewable for an additional five-year period upon its expiration. Our current pharmaceutical manufacturing permit, issued by the NMPA, will expire on November 8, 2025. We are confident the permit could be renewed before its expiration.

Good Manufacturing Practice. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. Prior to December 1, 2019, if a manufacturer meets the GMP standards, the NMPA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly-established pharmaceutical manufacturer that meets the GMP standards, the NMPA will issue a GMP certificate with only a one-year validity period. The Year 2011 GMP Standards became effective on March 1, 2011, and pharmaceutical manufacturers (except for manufacturers of injectables, blood products or vaccines, which had a three-year grace period) had a five-year grace period to upgrade existing facilities to comply with the revisions.

All of our existing production lines have met the Year 2011 GMP Standards. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system and our production lines are subject pilot inspection under the New Law.

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

Price Controls

Since October 2015, with the approval of the State Council, 16 ministries (bureaus) including the Health and Family Planning Commission have established departmental coordination mechanisms and organized the first batch of pilot national drug price negotiations. Thereafter, the dynamic adjustment of the national health insurance catalogue began. In the past five years, China has gradually established a dynamic adjustment mechanism for basic medical insurance drugs and optimized the structure of drugs in the catalogue.

For the health care negotiations, the health insurance fund plays a "strategic buyer" role and uses "quantity-for-price" to create a significant drop in drug costs. The adjustment of the health insurance catalogue focuses on improving the efficiency of the use of health insurance funds and using limited resources to maximize the clinical benefits of patients.

In July 2020, the State Administration of Health Insurance issued the Interim Measures for the Administration of Drug Use in Basic Medical Insurance, which further clarified the establishment and improvement of the dynamic adjustment mechanism In principle, the catalogue will be adjusted once a year.

In addition, the State also organizes centralized procurement of medicines. With a large number of procurement, the State is able to obtain high-quality low-cost drugs. The General Office of the State Council issued the Opinions of the General Office of the State Council on Promoting the Normal Institutionalization of Centralized Procurement of Drugs on January 28, 2021.

In the future, certain generic drugs will be selected to enter the centralized procedure after a consistency evaluation, result in a significant price reduction in exchange for sales volume.

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

Employees

As of December 31, 2020, we had 248 employees, among which 237 employees were full-time employees and 11 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or proepsects.

●	Risks Related to our Business and our Industry

o	If our products do not attain market acceptance among the medical community, our operations and profitability would be adversely affected;
o	If we fail to meet standards pursuant to the newly revised Drug Administration Law, certain production lines will be suspended and our profitability would be adversely affected;
o	We may be subject from time to time to product recalls initiated by us or by the NMPA. Product recalls could impose significant costs on us and adversely affect our ability to generate revenue;
o	If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross will be adversely affected;
o	Most of our products are off-patent branded generics that can be manufactured and sold by other pharmaceutical manufacturers in the PRC which may increase the competition we face;
o	If we are not able to maintain and enhance our brand recognition to maintain our competitive advantage, our reputation, business and operating results may be harmed;
o	Reimbursement may not be available for our products, which could diminish our sales;
o	The growth and success of our business depend on our ability to successfully market our principal products to hospitals and their selection for medicine purchases;
o	Our future research and development projects may not be successful;
o	We cooperate with research institutions and universities in the PRC for the research and development of certain new products and any failure of such research institutions to meet our timing and quality standards may pose impairment loss on our financial results and our failure to continue such collaborative arrangement could adversely affect our ability to develop new pharmaceuticals and our overall business prospects;
o	We may not be able to obtain regulatory approval for any of the new products and failure to obtain these approvals could materially harm our business;
o	New product development in the pharmaceutical industry is time-consuming and costly and has a low rate of successful commercialization;
o	We may not be able to successfully identify and acquire new products or businesses;
o	We rely on distributors for all of our revenues and failure to maintain relationships or to otherwise expand our distribution network would materially and adversely affect our business;
o	We rely on a limited number of distributors for the majority of sales of our products;
o	Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products;
o	We face risks related to health pandemics that could impact our sales and operating results;
o	Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms;
o	We may not be able to effectively manage our employees and distribution network, and our reputation, business, prospects and brand may be materially and adversely affected by actions taken by our distributors and third party marketing firms;
o	We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions or claims that could be covered by D&O Insurance;
o	Our future liquidity needs are uncertain and we may need to raise additional funds in the future;
o	The failure to manage growth effectively could have an adverse effect on our business;
o	If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products;
o	If infringement or counterfeiting of our intellectual property rights occurs, then our reputation and business may be adversely affected;

●	Risks Related to Doing Business in China

o	Adverse changes in political and economic policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could reduce the demand for our services and materially and adversely affect our competitive position;
o	The PRC legal system has inherent uncertainties that could limit our legal protections;
o	PRC economic reform policies could result in a total investment loss in our common stock;
o	You may experience difficulties in bringing original actions in the PRC against our company or our management based on U.S. or other foreign laws;
o	As a Foreign Invested Company in China, Helpson’s ownership structure may be impacted by the foreign investment regulation and its measures in China;
o	Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, we are subject to changes in the PRC’s political and economic decisions;
o	We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially for foreign exchange transactions;
o	Failure to comply with PRC regulations regarding the registration requirements for employee equity incentive plans may subject us to fines and other legal or administrative sanctions;
o	The enforcement of new labor contract law and its implementation rules and increase in labor costs in the PRC may adversely affect our business and our profitability;
o	Dividends payable by us to our foreign investors and gain on the sale of our shares may become subject to taxes under PRC tax laws;

●	Risks Related to our Common Stock

o	The market price for our common stock may be volatile;
o	If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company;
o	A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters;
o	We are likely to remain subject to “penny stock” regulations and as a consequence there are additional sales practice requirements and additional warnings issued by the SEC;
o	There is substantial doubt about our ability to continue as a going concern;
o	We do not anticipate paying cash dividends on our common stock;
o	Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

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

Recalls may also harm our reputation, increase our costs and reduce our net sales. Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future or take other actions that may adversely impact our business. The NMPA has the authority to revoke drug approvals previously granted and remove previously approved products from the market for various reasons.

If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross and net profits margins will be adversely affected.

We had gross profit margins of 17.0% for the year ended December 31, 2020, compared to gross profit margins of 13.6% for the year ended December 31, 2019. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls. Therefore, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues.

Our products face substantial competition. Other companies may discover, develop, acquire or commercialize products earlier or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases that treat similar medical conditions. Many of our products may compete against products that have lower prices, superior performance, greater ease of administration or other advantages. We would face enhanced competition if competitive products are added to the National Medical Insurance Program. Our inability to compete effectively could reduce sales or margins, which could have a material adverse effect on our results of our operations.

Some of our competitors are actively engaging in research and development in areas in which we have products or in which we are developing new product or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. If alternatives to our products are dispensed or prescribed to patients, the volume of our competing products sold may decline or we may be required to lower the prices of our competing products to remain competitive, either of which could negatively impact our sales. In addition, an increasing number of foreign pharmaceutical companies have introduced their pharmaceutical products into the Chinese market. Competitive products introduced by these companies can also negatively impact our sales and results of operations.

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

Most of our products are off-patent branded generics that can be manufactured and sold by other pharmaceutical manufacturers in the PRC which may increase the competition we face and reduce our business profitability.

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

We believe that market awareness of our Helpson brand has contributed significantly to the success of our business. We also believe that maintaining and enhancing the Helpson brand is critical to maintaining our competitive advantage. Although our sales and marketing staff will continue to further promote our brand to remain competitive, we may not be successful. If we are unable to further enhance our brand recognition and increase awareness of our products, or if we are compelled to incur excessive marketing and promotion expenses in order to maintain our brand awareness, our business and results of operations may be materially and adversely affected. Furthermore, our sales and results of operations could be adversely affected if the Helpson brand or our reputation is impaired by recalls or negative publicity for one of our branded products, or certain actions taken by our distributors, competitors, third-party marketing firms or relevant regulatory authorities.

Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.

Market acceptance and sales of our products also depend on a large extent on the reimbursement policies of the PRC government. The Ministry of Labor and Social Security of the PRC or provincial or local labor and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the national medical insurance catalog or provincial or local medical insurance catalogs for the National Medical Insurance Program every other year, and catalogs under which a drug will be classified affects the amounts reimbursable to program participants for their purchases of those medicines. These determinations are made based on a number of factors, including price and efficacy. Generally, there are two catalogs, the National Insurance Catalogue (“NIC”) and the EDL on which a product can be included. The products selected for the EDL generally are selected from the NIC. A consumer can be reimbursed for the full cost of a medicine on the EDL and can be reimbursed for 80% to 90% of the cost of a medicine listed on the NIC. Our Cefalexin, Clarithromycin and Omeprazole products are currently included in the EDL. If government authorities decide to remove these products from the medicine catalogs, such removal may reduce the affordability of our products and change the public perception regarding our products, which, in turn, would adversely affect the sales of these products and reduce our net revenue. Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national, provincial or local medicine catalogs, sales of our new products maybe materially and adversely affected.

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

The successful development of pharmaceutical products can be influenced by many factors. Products that appear to be promising in their early phases of research and development may fail to be commercially viable for various reasons, such as failing to obtain the necessary regulatory approvals. Additionally, the research and development process for new products for which we may obtain an approval certificate is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an approval certificate and commercializing the product may require ten years or longer. A few of our product candidates are in the early stages of pre-clinical study and clinical trials and we must conduct a significant number of additional clinical trials before we can seek the regulatory approvals necessary to begin commercial production and sales of these products. We cannot guarantee that our future research and development projects will be successful or completed within their anticipated time frames or budgets, or that we will receive the necessary approvals from the relevant authorities for the production of these products, or that these newly-developed products will achieve commercial success.

Our competitors may obtain approval for a competitive product before the product we are developing is approved. If this occurs, we may be precluded from getting approval until the competitor’s monitoring period expires and realize little to no benefit from our research and development investment.

Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect. Additionally, the pharmaceutical industry is characterized by rapid changes in technology, constant enhancements of industry know-how and the frequent emergence of new products. Future technological improvements and continual product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Therefore, our future success will largely depend on our development capability, including our ability to improve our existing products, diversify our product range and develop new and competitively-priced products that meet the requirements of the changing market. Should we fail to respond to these frequent technological advances by failing to improve our existing products, develop new products in a timely manner, or have these products reach a desirable level of market acceptance, our business and profitability will be materially and adversely affected.

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

Our business strategy includes collaborating with third parties for the research and development of new products. We have maintained long-term cooperative relationships with a number of research institutions and universities in the PRC. These research institutions and universities used to collaborate with us in a number of research projects and certain of our products with approval certificates were developed by such research institutions. Any failure of such research institutions to meet the required quality standards and timetables set forth in their research agreements with us, or our inability to enter into additional research agreements with these research institutions on terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects.

While the Company may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise, we cannot guarantee that we will be able to enter into agreements with new parties on terms acceptable to us. Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

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

Our success depends in part on our ability to enhance our existing products and to develop new products. The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly. Relatively few research and development programs produce a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

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

Delays in any part of the development process or our inability to obtain regulatory approval of our products could adversely affect our operating results by restricting or delaying our introduction of new products. Even if we successfully commercialize new products, these products may compete with our mature products and may result in a reduction in the sales volume of our mature product or vice versa. Failure to develop, obtain necessary regulatory clearances or approvals for or successfully commercialize or market potential new products or technologies could have a material adverse effect on our financial condition and results of operations.

We may not be able to successfully identify and acquire new products or businesses.

In addition to our own product development efforts, our growth strategy also relies on our acquisitions of new product candidates, products or businesses from third parties. Any future growth through acquisitions will be dependent upon the continued availability of suitable acquisition candidates at favorable prices and favorable terms and conditions. Even if such opportunities present themselves, we may not be able to successfully identify them. Moreover, other companies, many of which may have substantially greater financial, marketing and sales resources, are competing with us for the right to acquire such product candidates, products or businesses.

We rely on distributors for all of our revenues and failure to maintain relationships with our distributors or to otherwise expand our distribution network would materially and adversely affect our business.

We sell our products exclusively to pharmaceutical distributors in the PRC and rely on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2020, no customer accounted for more than 10.0% of sales, and three customers accounted for 52.0%, 11.2%, and 10.2% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find the substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 16% and 14% of our net revenues in 2020 and 2019, respectively. We expect that a relatively small number of distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our large distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products.

Generic drugs refer to drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects compared to the original drugs. The “Consistency Evaluation” requires currently marketed generic products to prove their consistency in term of quality and therapeutic effect, and substitutability during clinical trials with original drug. The Consistency Evaluation could enhance the development of pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring the pharmaceutical industry, and improve international competitiveness. Both Relevant Matters Related to the Implementation of the Opinions of the General Office of the State Council on the Consistent Evaluation of the Quality and Efficacy of Generic Drugs (No. 106 of 2016) issued on 26 May 2016, and Announcement of the General Administration on the Consistency Evaluation of the Quality and Efficacy of Generic Drugs (No. 100 of 2017) issued on August 28, 2017 require that if a drug has more than 3 manufacturers passed the consistency evaluation, then the drug manufacturers without consistency evaluation valid status will have no access to participate in the drug Centralized Procurement. NMPA issued an official document on The Implementation of the Evaluation of the Quality and Efficacy of Chemical Injection Generics on May 14, 2020, requiring consistent evaluation for generics of pharmaceutical injections that are already on the market. If we fail to complete the consistency evaluations for our generic drugs per the government’s requirements, our business and operation will be negatively impacted.

We face risks related to health pandemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. These could include disruptions or restrictions on our ability to travel, to transport raw materials by our suppliers to us or to distribute our products to our customers. There were temporary closures of our facilities during the period from February to March 2020 and returned to normal in the second quarter of 2020 due to the outbreak of the Covid-19 pandemic.

Any disruption or delay of our operations and those of our suppliers or customers may adversely impact our sales and operating results. We observed that almost all Chinese enterprises, including us, have experienced various degrees of operation suspension, staff quarantine, and disruption of transportation and logistics, and interrupted connection with upstream and downstream entities in 2020 due to the Covid-19 pandemic. In addition, a significant outbreak of contagious diseases in the human population resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We need a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials. We have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2020, three suppliers accounted for 20.7%, 17.7%, and 13.5% of raw material purchases and the year ended December 31, 2019, purchases from three suppliers accounted for 22.3%, 20.6%, and 5.8% our raw material purchases.

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

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. Using product candidates in clinical trials also exposes us to product liability claims. These risks are greater for our products that receive regulatory approval for commercial sale. Even if a product is approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulted from the use of our products. While no material claim for personal injury resulting from allegedly defective products has been brought against us to date, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations. Such lawsuits may divert the attention of our management from our business strategies, may be costly to defend and may negatively impact our reputation and our Helpson brand’s reputation, and may harm the sales of our other branded products. In addition, product liability insurance for pharmaceutical products is not available in the PRC. In the event of allegations that any of our products are harmful, we may experience reduced consumer demand for our products or our products may be recalled from the market. We may also be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages, legal fees, and other related expenses. In addition, business interruption insurance available in the PRC offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources. Lastly, we currently do not have directors and officers insurance. In the event we or any of our directors or officers are sued under any proceedings or actions that could be covered by a standard D&O insurance, we may incur substantial costs and expenses to defend such case.

Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

Based on our current operating plans, we expect our existing resources to be sufficient to fund our existing operations for at least 12 months. However, we may need to raise additional funds to expand our operations. In addition, we may need to raise additional funds if our expenditures exceed our current expectations. This could occur for a number of reasons, including:

●	we decide to devote significant amount of financial resources to the development of products that we believe to have significant commercialization potential;

●	we decide to acquire or license rights to additional product candidates or new technologies;

●	some of our product candidates fail in clinical trials or pre-clinical studies or prove not to be as commercially promising as we expected, and we are forced to develop or acquire additional product candidates;

●	Some of our product candidates require more extensive clinical or pre-clinical testing or clinical trials for these product candidates take longer to complete than we currently expect; or

●	we decide or are required to conduct more high-throughput screening than expected against current or additional disease targets to develop additional product candidates.

Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

●	our future financial condition, results of operations and cash flows;

●	general market conditions for capital-raising activities by pharmaceutical companies; and

●	economic, political and other conditions in China and elsewhere.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2020, we had 248 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, drug formulas for new products, investment in research and development, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Certain of our employees and consultants were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors, or at universities or other research institutions. Although there is currently no claim against us, we may be subject to claims that these employees or consultants have, inadvertently or otherwise, used or disclosed trade secrets or other proprietary information of their former employers. It may be necessary to for us to litigate and defend against these claims. Even if we successfully defend against these claims, litigation could result in substantial costs and be a distraction to our management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

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

To protect the brand names of our products, we have registered and applied for registration of certain of our trademarks in the PRC. Currently eight of the 19 pharmaceutical products we manufacture are marketed under a brand registered as a trademark in China. We also purchased a pharmaceutical compound from a third party that we are seeking to develop into a further product. To date, we have not experienced any infringements of our trademarks for sales of pharmaceutical products or our exclusive patent license, and we are not aware of any infringement of our intellectual property rights. However, there is no guarantee that there will not be any infringements of our brand name or other registered trademarks or counterfeiting of our products in the future. There is no guarantee that there will not be any third-party infringement of our patents. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to protect our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

China’s economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business.

The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

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

Since 1979, the PRC government has been reforming its economic policies. Because many reforms are unprecedented or experimental, they are expected to be refined and improved over time. Other political, economic and social factors, such as political changes, changes in the economic growth rates, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refinement and readjustment process may negatively affect our operations.

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

Our operating subsidiary, Helpson, is incorporated under the laws of the PRC and substantially all of our assets are located in the PRC. Additionally, substantially all of our directors, executive officers and managers reside within the PRC, and substantially all assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain of our directors, executive officers or managers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, executive officers or managers only if the actions are not required to be arbitrated by PRC law under Helpson’s articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may impose civil liability, including monetary damages.

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

In accordance with Decree No. 723 of the State Council of the People's Republic of China issued on December 26, 2019, the Regulations on the Implementation of the Foreign Investment Law of the People's Republic of China came into force on January 1, 2020. On June 23, 2020, the National Development and Reform Commission of China and the Ministry of Commerce issued Decrees No. 32, the Special Measures for the Administration of Foreign Investment Access (Negative List) (2020 Edition), and and No. 33, the Special Management Measures for Foreign Investment Access in Free Trade Pilot Zones (Negative List) (2020 Edition), effective July 23, 2020. =. As per these policies, the national negative list of foreign investment access was reduced from 40 to 33, and the negative list of foreign investment access in the FTZ was reduced from 37 to 30. On December 28, 2020, the National Development and Reform Commission and the Ministry of Commerce publicly released the Directory of Industries to Encourage Foreign Investment (Encouraged Catalogue) (2020 Edition). Industries listed in the 2020 Encouraged Catalogue are the encouraged industries. On the other hand, industries listed in the 2020 Negative List are subject to special management measures. For example, establishment of wholly foreign-owned enterprises is generally allowed in industries outside of the 2020 Negative List. Also, foreign investors are not allowed to invest in industries that are expressly prohibited in the 2020 Negative List. The industries that are not expressly prohibited in the Negative List are still subject to government approvals and certain special requirements.

The majority of pharmaceutical manufacturing industry including the segments under which the Company conducts its business is not included in the 2020 Negative List. Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005. However, in the event the 2020 Negative List is amended in the future to include any of the business Helpson is operating, our ownership structure could be subject to change to the extent our structure is not given any “grandfather” protection.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi 8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There is significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

Our manufacturing process may produce by-products, such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. We are responsible for periodically renewing this waste disposal permit. There is no assurance that we will obtain a renewal of the waste disposal permit when the current permit expires in November 2022.

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

In utilizing the proceeds we receive from a securities offering, as an offshore holding company with a PRC subsidiary, we may make loans to our PRC subsidiary, or we may make additional capital contributions to our PRC subsidiary. Any loans to our PRC subsidiary are subject to PRC regulations and approvals. For example, loans to our PRC subsidiary Helpson, which is a foreign-invested enterprise, to finance its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange in China, or SAFE, or its local counterpart. Loans by us to domestic PRC enterprises must be approved by relevant government authorities and must also be registered with the SAFE or its local counterpart. Any capital contributions to our PRC subsidiary must be approved by the Ministry of Commerce in China or its local counterpart. On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that Renminbi converted from the foreign currency denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.

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

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

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

A large portion of our common stock is held by a small number of stockholders. For instance, Zhilin Li, our Chief Executive Officer, holds 26.4%, and Heung Mei Tsui, a member of our Board of Directors, holds 20.4% of our common stock, respectively, as of the date hereof. As a result, these two stockholders are able to significantly influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls should we become an accelerated filer in the future, and weaken investors’ confidence in our financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2020, and there existed a material weakness in our internal control over financial reporting as of December 31, 2020.

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

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2020 and 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

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

Mortgaged Property

Helpson entered into an eight-year construction loan facility dated June 21, 2013. The total loan facility amount is RMB80,000,000 (approximately $12.3 million), which had been fully utilized through May 7, 2014. We have incrementally repaid the principle of RMB66 million (approximately $10.1 million) of the construction loan per the repayment schedule as of January 10, 2021. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. Upon the Company’s receipt of the ownership certificate over the new factory, the mortgage was formally placed on the new facility in the second quarter of 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares began trading on the NYSE American (Formerly known as NYSE Amex, NYSE MKT) on September 30, 2009 under the symbol “CPHI”. Prior to September 30, 2009, our shares traded on the OTC Bulletin Board under the symbol “CPHI.OB.”

Holders

As of March 22, 2021, there were approximately 135 shareholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Equinity Trust Company, with offices located at 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800 and fax number is (303) 282-5800.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	1,825,000
Totals	-	-	1,825,000

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

The 2019 Statistical Communique on the Development of China's Health and Health Industry shows that by the end of 2019, the total number of medical and health institutions in China reached 1,007,545, which represented an increase of 1,345 hospitals and 10,751 primary health care institutions compared with the condition in the previous year. There are 8.807 million beds in the national health care institutions by the end of 2019. Public and private hospitals accounted for 72.5% and 27.5%, respectively, for the beds in all hospitals. The number of beds in health facilities per 1,000 population increased from 6.03 in 2018 to 6.30 in 2019.

Drug consistency evaluation is a drug quality requirement in China's 12th Five-Year Plan for Drug Safety, that is, the State requires generic drugs to be consistent with the quality and efficacy of their corresponding original drugs. China's consistency evaluation of generic drugs had continued to proceed in 2020. The supporting policies from central and provincial governments have been constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progress in terms of the consistency evaluation.

We have taken a more cautious and flexible attitude towards the initiating and progressing of an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China. On the one hand, since "4 + 7" (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, four rounds of CPCP activities had been carried out by March 2021, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above before making decisions for any products . We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We plan to submit relevant documentation and data to NMPA in the near future.

In addition, we continue to explore in the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. According to the Outline of "Healthy China 2030" issued by Chinese government in October 2016, the total size of China's health service industry will reach more than RMB 8 trillion by 2020 and RMB 16 trillion by 2030. This industry focuses on people's daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, and calls for self-health management, and advocates the comprehensive care of the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched Noni enzyme, a natural, healthy and nutrition-rich food supplement at the end of 2018, and wash-free sanitizer and masks in 2020 to address the market needs caused by COVID-19 in China. In addition, we also actively responded to the market demand for COVID-19 related products, and completed a one-time COVID-19 tester export transaction in 2020.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Market Trends

As a generic drug company we are presented with a huge domestic market. We believe that through further upgrades and consistency evaluations, we will be able to meet the European and American production standards, which enables us to export our products to overseas markets. In the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the winning enterprises in centralized procurement have a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation transformation. As a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents' quality of life, the healthcare demand is also changing. We believe that there are a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

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

Results of Operations for the Fiscal Year ended December 31, 2020

Revenue

Revenue was both $10.9 million for the years ended December 31, 2020, and 2019, respectively. This was mainly due to a foreign trade of COVID-19 testers we completed in the second quarter of 2020 that offsets the sales decrease of our current existing products in 2020 as compared to 2019. Because of the market demand for COVID-19 related products, we received an export order for diagnostic test, which we purchased from a third party. This one-time business contributed approximately $1.7 million to our revenue in 2020. This is a milestone of our continuous efforts to explore various niche markets, products and regions based on our experiences and abilities. Except for revenue from the export of COVID-19 tester, sales of our existing products decreased in 2020 compared to the condition in 2019. The main reason for this decline was that the negative impact on our sales caused by temporarily suspended operations, staff quarantine, and significantly declined outpatient volume at the primary hospitals caused by COVID-19.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2020 and 2019, excluding the one-time revenue from the trading of COVID-19 testers for the year ended December 31, 2020:

	Twelve Months Ended December 31,
	2020	2019	Net Change	%
Product Category	(in millions)	(in millions)	(in millions)	Change
CNS Cerebral & Cardio Vascular	$2.03	$2.35	-0.33	-14%
Anti-Viral/ Infection & Respiratory	$5.13	$6.33	-1.20	-19%
Digestive Diseases	$0.40	$0.46	-0.06	-14%
Other	$1.58	$1.86	-0.28	-15%
Total	$9.13	$11.00	-1.87	-17%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $5.13 million in sales revenue in 2020 compared to $6.33 million in 2019, a decrease of $1.20 million. This decrease was mainly due to a decrease in sales of our Roxithromycin caused by the implementation of the centralized procurement policy by the Chinese government, a stricter drug pricing control policy, as well as market fluctuation.

Sales in “CNS Cerebral & Cardio Vascular” product category was $2.03 million in sales revenue in 2020, which represented a decrease of $0.33 million compared to $2.35 million in 2019. This decrease was mainly due to a decrease in sales of our Ozagrel caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

Sales revenue in the “Other” category was $1.58 million in 2020, which represented a decrease of $0.28 million compared to $1.86 million in 2019. This decrease was mainly due to the sales decrease of Vitamin B6 in this year, caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

Our “Digestive Diseases” category generated $0.40 million of sales in 2020, which represented a decrease of $0.06 million compared to $0.46 million in 2019. This decrease was mainly due to a decrease in sales of our Omeprazole, caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

	Year Ended December 31,
Product Category	2020	2019
CNS Cerebral & Cardio Vascular	22%	21%
Anti-Viral/ Infection & Respiratory	56%	58%
Digestive Diseases	5%	4%
Other	17%	17%

For the year ended December 31, 2020, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 56% and 58% of total sales in the years ended December 31, 2020 and 2019, respectively. The “CNS Cerebral & Cardio Vascular” category represented 22% of total revenue in 2020, compared to 21% in 2019. The “Digestive Diseases” category represented 5% and 4% of total revenue in 2020 and 2019, respectively. The “Other” category represented both 17% of revenues in 2020 and 2019, respectively.

Cost of Revenue

For the year ended December 31, 2020, our cost of revenue was $9.0 million, or 82.0% of total revenue, which represented a decrease of $0.4 million from $9.4 million, or 86.4% of total revenue, in 2019. This was mainly due to the impact of the one-time COVID-19 tester transaction and the government relief for employees’ social insurance in 2020.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2020 was $2.0 million, compared to $1.5 million in 2019. Our gross profit margin in 2020 was 18.0% compared to 13.6% in 2019. This increase in our gross profit margin was mainly due to the impact of the one-time COVID-19 tester transaction and the government relief for employees’ social insurance in 2020.

Selling Expenses

Our selling expenses for the year ended December 31, 2020 were $2.2 million, a decrease of $0.2 million compared to $2.4 million for the year ended December 31, 2019. Selling expenses accounted for 20.4% of the total revenue in 2020 compared to 21.5% in 2019.  This decrease was mainly due to emergency quarantine measures which reduced business travel and marketing activities due to the COVID-19 pandemic.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2020 were $1.8 million, as compared to $2.3 million in 2019. General and administrative expenses accounted for 16.8% and 21.0% of our total revenues in 2020 and 2019, respectively. This decrease was mainly due to lower travel and office costs due to the impact of COVID-19, as well as offsets for administrative costs from government subsidies.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2020 was $0.38 million, compared to $0.23 million in 2019. Research and development expenses accounted for 3.5% and 2.1% of our total revenues in 2020 and 2019, respectively. These expenditures were mainly spent on the consistency evaluation of our existing products.

Impairment Loss

There was no impairment loss for the year ended December 31, 2020. However, we recognized $17.02 million impairment loss for the year ended December 31, 2019, among which, there was an impairment loss for the advances made to laboratories for the year December 31, 2019 in the amount of $17,015,117. As a pharmaceutical company, we have been focusing on the development and maintenance of our intangible assets, mainly in the form of medical formulas. The consistency evaluations discussed under the “Business Overview & Recent Developments” section hereof is expected to have a significant impact on all generic products not only in our pipeline, but also throughout the existing Chinese market. After evaluating the detailed rules under this policy, in addition to the potential ROI and our recent cash flow position, our management made certain assessments regarding the impairment of our intangible assets, and identified four formulas that would likely to be unable to generate positive cash flow in the foreseeable future and therefore recognized impairment loss on them accordingly as of December 31, 2019. The management determined to impair all advances at December 31, 2019, but may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise.

Bad Debt Expenses

Our bad debt expenses for the year ended December 31, 2020 was $115,186, as compared to $3,153 in 2019. This increase was mainly due to the write-off of accounts receivable from some customers who ceased operations due to the COVID-19 outbreak in 2020.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.06 million and $0.15 million as of December 31, 2020 and 2019, respectively.

The following table illustrates our accounts receivable aging distribution in terms of the percentage of the total accounts receivable as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
1 - 180 Days	2.38%	3.14%
180 - 360 Days	0.20%	0.69%
360 - 720 Days	0.44%	0.59%
> 720 Days	96.98%	95.58%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $18.2 million and $17.6 million as of December 31, 2020 and December 31, 2019, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2020 and 2019 were as follows:

	For the Fiscal Years Ended
	December 31,
	2020	2019
Balance, Beginning of Period	$17,575,100	$17,815,017
Bad debt expense	115,186	3,153
Accounts receivable written off	(687,715)
Foreign currency translation adjustment	1,147,922	(243,070)
Balance, End of Period	$18,150,493	$17,575,100

Loss from Operations

Our operating loss for the year ended December 31, 2020 was $2.6 million, compared to an operating loss of $20.4 million in 2019. The decrease in loss from operations was mainly a result of the decrease in impairment of long term assets as discussed under the heading “Impairment Loss” above.

Net Interest Expense

Net interest expense was both $0.29 million for the year ended December 31, 2020 and 2019, respectively.

Net Loss

Net Loss for year ended December 31, 2020 was $2.9 million, compared to net loss of $20.7 million for the year ended December 31, 2019. The decrease in net loss was mainly a result of the decrease in impairment of long term assets as discussed under the heading “Impairment Loss” above.

For the year ended December 31, 2020, loss per basic and diluted common share was $0.07, compared to loss per basic and diluted share of $0.48 for the year ended December 31, 2019.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 43,623,273 for 2020, as compared to 43,579,557 for 2019.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. In addition to the aggregated advance of $724,963 from our CEO in 2019, we received some temporary advances from and made several repayments to her in 2020. As of December 31, 2020, the aggregated advance from our CEO was $740,316 for use in operations. Our cash and cash equivalents were $1.0 million, representing 4.5% of our total assets, as of December 31, 2020, as compared to $1.1 million, representing 4.8% of our total assets as of December 31, 2019. All of the $1.0 million of cash and cash equivalents as of December 31, 2020 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and is not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 8,000,000 (approximately $1.2 million) have been advanced at December 31, 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit shall be repaid in installments semi-annually for two years from the date of the advance; the first repayment of RMB 500,000 (approximately $0.07 million) was made on October 20, 2020, and the second repayment of RMB 300,000 (approximately $0.06 million) was made in January 2021.  The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.3 million), all of which have been advanced. The loan bears interest at a rate of 4.05% per annum. In addition, we entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of December 31, 2020, the construction loan installments to be repaid within the next 12 months are approximately $2.3 million. On July 10, 2020, we repaid such principal and accumulatively repaid the principal of RMB 65 million (approximately $9.2 million) of the construction loans per the payback schedule. The total balance of the construction loan facility is RMB 15 million ($2.3 million) as of December 31, 2020, which is all due within 12 months, and a repayment of RMB 1 million (approximately $0.15 million) was made in January 2021. The Company also obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $344,098), and the remaining of RMB 856,660 (approximately $125,793) in October under this line. The loan bears interest at a rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. These factors raised substantial doubts about the Company’s ability to continue as a going concern. Cash flow generated from operating activities and lines of credit were used to fund our daily operating expenses as well as the repayment of our loan facility.

Our net accounts receivable was $0.5 million and $0.6 million as of December 31, 2020 and 2019, respectively.

Total inventory was $3.7 million and $3.6 million as of December 31, 2020 and 2019, respectively.

Based on our current operating plan, management believes that cash provided by operations, in addition to the newly obtained lines of credit in April, June, and September 2020 will be sufficient to meet our working capital needs and our anticipated capital expenditures for the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern. We may seek debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Although our Chairperson and Chief Executive Officer had advanced funds for working capital during 2020 and 2019, there can be no assurances that this will be the case in the future. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.04 million in the year ended December 31, 2020, compared to net cash flow of $0.61 million provided by operating activities in 2019.

As of December 31, 2020, our net accounts receivable was $0.5 million, a decrease of $0.1 million from $0.6 million as of December 31, 2019.

As of December 31, 2020, total inventory was $3.7 million, stayed close to $3.6 million as of December 31, 2019.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $0.87 million, compared to $0.13 million for the year ended December 31, 2019. The increase was mainly due to the purchase of mask production lines.

Financing Activities

Cash flow generated from financing activities was $0.62 million in the year ended December 31, 2020; compared to $1.7 million cash used in the year ended December 31, 2019. This change was mainly because of a few credit lines we entered in 2020.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. For the years ending December 31, 2020 and 2019, Helpson’s net assets totaled $5,777,000 and $7,189,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 for each of the fiscal years ended December 31, 2020 and 2019. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 141% and 113%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2020.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020 and 2019, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2020. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2020, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers at March 22, 2021, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	68	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	64	Director
Gene Michael Bennett	73	Independent Director
Yingwen Zhang	76	Independent Director
Baowen Dong	80	Independent Director

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

Heung Mei Tsui has served as a director of the Company since April 28, 2009. Previously, Ms. Tsui served as a member of our board from October 2005 to February 2008. Ms. Tsui has been a self-employed businesswoman engaged in strategic investments and was previously engaged in the pharmaceutical chemical raw material import/export business. Ms. Tsui graduated from Hunan Financial& Economic College in 1982.

Gene Michael Bennett has served as our independent director since February 2008. Presently, Mr. Bennett is Chairman of the board of directors for Bonita Healthcare Ltd, Houston, Texas, USA, and Chairman of the Board of Redwood Senior Living Inc. located in Alameda County, California, USA. From 2013 through 2015 Mr. Bennett served as part-time CFO for Kang Jia Fu, Royal Traditional Health Investment Management Co. Ltd, located in Wuxi, Jiangsu Province, China and advisor to Swiss Capital Asia, located in Hong Kong. From 2009 through 2013, Mr. Bennett served as the CEO of American General Business Association, located in Beijing, China. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He was a partner of ProCFO Company based in California which provided contract chief financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade University of Honolulu, Hawaii, USA. In addition, he previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University and an accounting, tax, and audit professor at California State University at Fullerton. He also acted as chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He obtained his CPA license from the State of Colorado, which is currently inactive.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2020 as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2020, the Reporting Persons met all applicable Section 16(a) filing requirements except that Ms. Zhilin Li did not timely file a Form 4 to report her acquisition of 2,000,000 shares of the Company’s common stock on December 23, 2020, which Form 4 was subsequently filed on January 8, 2021.

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

Audit Committee

On February 1, 2008, we established an audit committee, which currently consists of our three independent directors: Gene Michael Bennett, Yingwen Zhang and Baowen Dong. Mr. Bennett, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined in Item 401(d)(5) of Regulation S-K promulgated under the Securities Act. The audit committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which attached as Exhibit 99.1 to our Annual Report on Form 10-K filed on March 17, 2009, and available on our website at www.chinapharmaholdings.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2020.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Zhilin Li	2020	225,600						16,000	241,600
Chairman, Chief	2019	225,600	-	-	-	-	-	16,000	241,600
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on June 30, 2025. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2020, when aggregated with her compensation from our U.S. holding company level, was $241,600.

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

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our shareholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The 2010 Incentive Plan gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. The 2010 Incentive Plan currently allows for equity awards of up to 4,000,000 shares of common stock. As of March 20, 2021, 2,175,000 shares of restricted stock were outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2020.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	5,799	-	-	-	-	-	5,799
Baowen Dong	5,799	-	-	-	-	-	5,799

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 29, 2020 we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters, entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,799), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.44 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 22, 2021, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 22, 2021, an aggregate of 45,579,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	12,050,000	26.4%

Heung Mei Tsui Director	9,312,651	20.4%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	21,362,651	46. 87%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 22, 2021, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 45,579,557 shares of common stock outstanding as of March 20, 2021, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 22, 2021 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 65,000 shares of our common stock (5,000 shares in each of year between 2008 to 2020 fiscal years). As of the date of this report no such warrants were issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2020 and 2019. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2021, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui in 2020. We recognized interest expense of $125,487 and $111,941 for the years ended December 31, 2020 and 2019, respectively.

The Company received net advances totaling $686,317 and $667,440 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2020 and 2019, respectively. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($691,459) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. Total interest expense related to the loan for the year ended December 31, 2020 was $46,764.

Independence of the Board of Directors

The board of directors has determined that Messrs. Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our principal accountant , for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $100,000 for the fiscal year ended December 31, 2020, and $110,000 for the fiscal year ended December 31, 2019.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2019 and 2018.

Tax Fees

We have engaged our principal accountant to render tax services to us in the year ended December 31, 2020 for $5,400.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2020.

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

Date: March 26, 2021	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairman of the Board, President, Chief Executive Officer	March 26, 2021
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	March 26, 2021
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	March 26, 2021
Gene Michael Bennett

/s/ Yingwen Zhang	Director	March 26, 2021
Yingwen Zhang

/s/ Baowen Dong	Director	March 26, 2021
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2020).

10.6	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.7	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.8	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.9	First Amendment to the 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to our Proxy Statement on Schedule 14A filed on November 6, 2019).

10.10*	Loans Extension Confirmation Letter, dated December 31, 2020, between the Company and Heung Mei Tsui confirming the extension of the loans.

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of the Independent Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of long-lived assets

As described in Note 1 of the Company’s financial statements, the Company performs an annual impairment assessment of its long-lived assets, including property, plant, and equipment, intangible assets, and operating lease right-of-use assets, or more frequently if events or circumstances indicate that the carrying values may not be recoverable.

Auditing the recoverability of long-lived assets involved complex judgment due to the significant estimation required in determining the future cash flows of the long-lived assets. Specifically, the cash flow forecasts were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s recoverability estimates included sales volume, pricing, cost of raw materials and labor, marketing spending, general and administrative expenses, and tax rates, as applicable.

We obtained an understanding of the controls over the Company’s annual impairment assessments for long-lived assets and tested the estimated future cash flows of the long-lived assets based on our risk assessments. Our audit procedures included, among others, comparing significant inputs to observable third party and industrial sources, and evaluating the reasonableness of management’s projected financial information by comparing to observable average industry historical trends and projections, and other internal and external data. We performed sensitivity analyses of significant assumptions to evaluate the change in the recoverability of the long-lived assets and assessed the historical accuracy of management’s estimates. We also assessed the Company’s disclosure of its annual impairment assessments included in Note 1.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, Colorado

March 26, 2021

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$957,653	$1,074,979
Restricted cash	-	109,908
Banker’s acceptances	53,736	45,756
Trade accounts receivable, less allowance for doubtful accounts of $18,150,493 and $17,575,100, respectively	501,892	635,371
Other receivables, less allowance for doubtful accounts of $27,289 and $22,729, respectively	27,652	46,643
Advances to suppliers	2,238	404
Inventory	3,705,119	3,588,824
Prepaid expenses	73,668	77,120
Total Current Assets	5,321,958	5,579,005

Property, plant and equipment, net	15,564,200	16,313,827
Operating lease right of use asset	49,687	136,779
Intangible assets, net	182,146	205,611
TOTAL ASSETS	$21,117,991	$22,235,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,234,594	$1,366,330
Accrued expenses	177,359	189,880
Other payables	2,748,208	3,560,332
Advances from customers	719,786	505,398
Borrowings from related parties	2,134,428	2,071,986
Operating lease liability, current portion	52,070	91,306
Current portion of construction loan facility	2,298,886	2,150,168
Current portion of lines of credit	2,038,345	-
Bankers’ acceptance notes payable	-	109,908
Total Current Liabilities	11,403,676	10,045,308

Non-current Liabilities:
Construction loan facility	-	2,150,168
Lines of credit, net of current portion	904,228	-
Operating lease liability, net of current portion	-	48,701
Deferred tax liability	805,556	753,444
Total Liabilities	13,113,460	12,997,621

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 45,579,557 shares and 43,579,557 shares issued and outstanding, respectively	45,580	43,580
Additional paid-in capital	24,452,684	23,590,204
Retained deficit	(28,839,179)	(25,972,402)
Accumulated other comprehensive income	12,345,446	11,576,219
Total Stockholders’ Equity	8,004,531	9,237,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,117,991	$22,235,222

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
	2020	2019
Revenue	$10,866,449	$10,923,936
Cost of revenue	8,913,543	9,441,752
Gross profit	1,952,906	1,482,184

Operating expenses:
Selling	2,215,394	2,352,610
General and administrative	1,822,655	2,289,520
Research and development	377,964	229,637
Bad debt	115,186	3,153
Impairment loss	-	17,015,117
Total operating expenses	4,531,199	21,890,037

Loss from operations	(2,578,293)	(20,407,853)

Other income (expense):
Interest income	5,675	27,527
Interest expense	(294,159)	(321,718)
Net other expense	(288,484)	(294,191)

Loss before income taxes	(2,866,777)	(20,702,044)
Income tax benefit	-	-
Net loss	(2,866,777)	(20,702,044)

Other comprehensive income - foreign currency translation adjustment	769,227	259,130
Comprehensive income (loss)	$(2,097,550)	$(20,442,914)

Loss per share:
Basic and diluted	$(0.07)	$(0.48)
Weighted average shares outstanding	43,623,273	43,579,557

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2018	43,579,557	43,580	23,590,204	(5,270,358)	11,835,349	30,198,775

Net loss for the year	-	-	-	(20,702,044)	-	(20,702,044)

Foreign currency translation adjustment	-	-	-	-	(259,130)	(259,130)

Balance, December 31, 2019	43,579,557	43,580	23,590,204	(25,972,402)	11,576,219	9,237,601

Net loss for the year	-	-	-	(2,866,777)	-	(2,866,777)

Foreign currency translation adjustment	-	-	-	-	769,227	769,227

Conversion of Officer wages to common stock	2,000,000	2,000	862,480	-	-	864,480

Balance, December 31, 2020	45,579,557	45,580	24,452,684	(28,839,179)	12,345,446	8,004,531

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,866,777)	$(20,702,044)
Depreciation and amortization	2,679,470	2,928,799
Inventory write off	-	253,465
Bad debt expense	115,186	3,153
Impairment loss	-	17,015,117
Changes in assets and liabilities:
Trade accounts and other receivables	(613,678)	(478,918)
Advances to suppliers	(1,708)	(361)
Inventory	807,592	1,999,978
Trade accounts payable	(214,015)	324,180
Other payables and accrued expenses	(15,217)	391,171
Change in bankers’ acceptance notes payable	(111,160)	(1,158,728)
Advances from customers	169,736	(12,875)
Prepaid expenses	8,311	45,375
Net Cash Provided by Operating Activities	(42,260)	608,312

Cash Flows from Investing Activities:
Purchases of property and equipment	(867,307)	(136,003)
Net Cash Used in Investing Activities	(867,307)	(136,003)

Cash Flows from Financing Activities:
Payments of construction term loan	(2,174,669)	(2,174,399)
Proceeds from lines of credit	2,856,066	-
Payments of line of credit	(72,489)	-
Borrowings and interest from related party	206,908	691,459
Repayments to related party	(191,639)	(245,830)
Net Cash Used in Financing Activities	624,177	(1,728,770)

Effect of Exchange Rate Changes on Cash	58,156	(19,179)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(227,234)	(1,275,640)
Cash and Cash Equivalents at Beginning of Period	1,184,887	2,460,527
Cash, Cash Equivalents and Restricted Cash at End of Period	$957,653	$1,184,887

Cash and Cash Equivalents	957,653	1,074,979
Restricted cash	-	109,908
Cash, Cash Equivalents and Restricted Cash at End of Period	957,653	1,184,887

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$237,530	$299,164

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$687,347	$869,625
Conversion of officer wages to common stock	864,480	-
Inventory purchased with banker’s acceptances	682,791	843,867
Right-of-use assets obtained in exchange for operating lease obligations	229,673	229,644

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation (the “Company”), owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, which owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), a company organized under the laws of the People’s Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

Onny acquired 100% of the ownership in Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its Wholly Foreign Owned Enterprise (“WFOE”) status on June 21, 2005.

Helpson is principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the PRC. All of its operations are conducted in the PRC, where its manufacturing facilities are located. Helpson manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of its pharmaceutical products are sold on a prescription basis and all have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, or CFDA) based upon demonstrated safety and efficacy.

Liquidity and Going Concern

As of December 31, 2020, the Company had cash and cash equivalents of $0.96 million and an accumulated deficit of $28.6 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $0.7 million as of December 31, 2020 to provide working capital and enable the Company’s required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative organization. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. As discussed in Note 8, during 2020 the Company obtained lines of credit from three banks for an aggregate amount of RMB 19,700,000 (approximately $3.0 million). While the current plans and additional financing will allow the Company to fund its operations in the next twelve months, there is no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Consolidation and Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. They include the accounts and operations of the Company including its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges to bad debt expense totaled $115,186 and $3,153 for the years ended December 31, 2020 and 2019, respectively.

Trade accounts receivable that has been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $687,715 and $0 against the allowance for the years ended December 31, 2020 and 2019, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Leases – At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the condensed balance sheet.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement and (ii) the right-of-use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2020 and 2019 the Company evaluated its long-lived assets and determined that necessary impairment adjustments were $0 and $17,015,117, respectively. In 2019, the Company wrote off the remaining four advances for intangible assets.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company’s contracts are fixed price and reflect standalone pricing for each item. Due to the nature of the products sold, there are no returns. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon buyer’s designated carrier or the buyer picks up the goods at the Company’s warehouse.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $719,786 and $505,398 and are recorded as a liability on the accompanying balance sheet as “Advances from customers” at December 31, 2020 and 2019, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

There were no potentially dilutive common shares outstanding during the years ended December 31, 2020 and 2019, respectively.

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

Reclassification – Certain amounts in the prior period presented have been reclassified to conform to the current year presentation. There was no impact on previously reported assets, net loss or total cash flows.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2020	2019
Raw materials	$2,081,745	$2,113,994
Work in process	662,999	314,231
Finished goods	960,375	1,160,599
Total Inventory	$3,705,119	$3,588,824

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Permit of land use	$431,681	$403,755
Building	10,024,303	9,375,817
Plant, machinery and equipment	29,018,708	26,309,262
Motor vehicle	329,660	308,334
Office equipment	259,175	217,058
Total	40,063,527	36,614,226
Less: accumulated depreciation	(24,499,327)	(20,300,399)
Property, plant and equipment, net	$15,564,200	$16,313,827

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. For the years ended December 31, 2020 and 2019, depreciation expense was $2,643,820 and $2,871,134, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the years ended December 31, 2020 and 2019 and no costs were reclassified from advances to intangible assets during the years ended December 31, 2020 and 2019, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years. It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $35,650 and $57,665 for the years ended December 31, 2020 and 2019, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the years ended December 31, 2020 and 2019.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	December 31,	December 31,
	2020	2019
Gross carrying amount	$5,173,818	$4,839,117
Accumulated amortization	(4,991,672)	(4,633,506)
Net carrying amount	$182,146	$205,611

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2021	37,685
2022	37,685
2023	37,685
2024	37,685
2025	31,406
Total	$182,146

NOTE 5 – ADVANCES FOR PURCHASES OF INTANGIBLE ASSETS

In order to expand the number of medicines the Company manufactured and marketed, it entered into contracts with independent laboratories and others for the purchase of medical formulas and assistance with the NMPA approval process.

Under the new regulations and policy environment, the criteria for formulations’ development are more stringent. The Company must supplement and improve the corresponding processes and standards to meet the latest requirements of NMPA in accordance with the requirements of consistency evaluation. As a result, the Company anticipates an extended timeline on the approval process for its current pipeline products.

If a medical product is not approved by the NMPA, as evidenced by their issuance of a denial letter, or if the laboratory breaches the contract, the laboratory is required under the contract to provide a refund to the Company of the full amount of the payments made to the laboratory for that formula, or the Company can require to apply those payments to another medical formula with the same laboratory. As a result of the refund right, the Company is ultimately purchasing an approved medical product. Accordingly, payments made prior to the issuance of production approval by the NMPA are recorded as advances for purchases of intangible assets.

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

During the year ended December 31, 2019, the Company reviewed the contracts relating to advances made for purchases of intangible assets with independent laboratories and determined that the advances made by the Company for four formulas were impaired. As a result, the Company recognized an impairment loss for the advances made to these laboratories for the year ended December 31, 2019 in the amount of $17,015,117. The management determined to impair all remaining advances at December 31, 2019, but may resume the development of these formulas in the future if sufficient funding and other favorable conditions arise.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had advanced to the Company an aggregate amount of $1,354,567 as of December 31, 2020 and 2019 which are recorded as “Other payables – related parties” on the accompanying consolidated balance sheets. The advances bear interest at a rate of 1.0% per year. Total interest expense for the years ended December 31, 2020 and 2019 was $13,546 and $13,546, respectively.

The Company received advances totaling $163,825 during the year ended December 31, 2020 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer; and paid back $191,639 to her in the same period. Total amounts owed were $740,316 and $724,963 and are recorded as “Borrowings from related parties” on the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively. On July 8, 2019 the Company entered into a loan agreement for cash of RMB 4,770,000 ($674,405) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021. Total interest expense related to the loan for the years ended December 31, 2020 and 2019 was $43,083 and $12,393, respectively.

Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying consolidated balance sheets totaling $1,658,706 and $2,307,986 as of December 31, 2020 and 2019, respectively.

On December 23, 2020 the Board approved the issuance of 2,000,000 shares of common stock from the Company’s 2010 Long-Term Incentive Plan, as amended for the partial conversion of unpaid compensation totaling $864,480 to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The shares were issued at a market price of $0.43 per share based on the average of the closing prices during the five trading days prior to the issuance date, and higher than the closing price of $0.42 per share on the issuance date.

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The amount of these deposited balances is shown as “Restricted cash” on the accompanying balance sheets as of December 31, 2020 and 2019. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of December 31, 2020 and December 31, 2019, the Company had outstanding banker’s acceptance notes in the amount of $0 and $109,908, respectively.

NOTE 8 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

Construction Loan Facility

The Company obtained a construction loan facility dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates. The interest rate has remained at 5.39% on the anniversary dates which were July 10, 2017, 2018 and 2019, respectively. The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of December 31, 2020, the Company had no additional amounts available to it under this facility. During the years ended December 31, 2020 and 2019, the Company made principal payments in the amount of $2,174,669 (RMB 15,000,000) and $2,174,399 (RMB 15,000,000), respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) were advanced in April, and RMB 3,000,000 (approximately $0.4 million) were advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million)  available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the years ended December 31, 2020 and 2019 was RMB189,892 ($29,103)  and $0, respectively. The Company repaid RMB 500,000 (approximately $0.07 million) and RMB 300,000 (approximately $0.05 million) to Postal Savings Bank of China in October 2020, and January 2021, respectively, as per the payment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million) of which RMB 8,500,000 have been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the years ended December 31, 2020 and 2019 was RMB166,388 ($25,500) and $0, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October under this line. The loan bears interest at the rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the year ended December 31, 2020 was RMB33,723 ($5,168).

Principal payments required for the remaining terms of the loan facility and the lines of credit for the years ended December 31, are as follows:

Year	Lines of Credit	Construction Loan Facility	Total
2021	$2,298,886	$2,038,345	$4,337,231
2022	-	904,228	904,228
	$2,298,886	$2,942,573	$5,241,459

Fair Value of Construction Loan Facility and Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2020 and December 31, 2019 approximated their fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the years ended December 31, 2020 and 2019, operating lease cost was $96,552 and $90,306, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $102,624 and $95,985, respectively. As of December 31, 2020 and December 31, 2019, the Company reported operating lease right of use assets of $49,687 and $136,779, respectively and operating use liabilities of $52,070 and $140,007, respectively. As of December 31, 2020, its operating leases had a weighted average remaining lease term of 0.52 years and a weighted average discount rate of 4.75%.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Minimum lease payments for the Company’s operating lease liabilities were as follows for the years ended December 31:

2021	$52,814

Total undiscounted cash flows	52,814
Less: Imputed interest	(744)
52,070
Less: Operating lease liabilities, current portion	-
Operating lease liabilities, net of current portion	$52,070

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2020, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2017 through December 31, 2020 and the Chinese income tax return for the year ended December 31, 2020 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the years ended December 31, 2020 and 2019, respectively due to continued net losses of the Company.

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2020	2019
(Benefit) tax at statutory rate of 25%	$(716,694)	$(5,175,512)
Prior year refund received	-	-
Other, primarily the difference in U.S. tax rates	8,190	8,103
Change in valuation allowance	708,504	5,167,409
Income tax expense	$-	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Allowance for doubtful trade receivables	$4,537,623	$4,393,775
Allowance for doubtful other receivables	6,822	5,682
Inventory obsolescence reserve	568,182	1,528,482
Expenses not deductible in current year	1,160,601	1,085,520
Advances for intangible assets impairment	10,441,373	9,765,906
Lease liability, net	596	807
PRC net operating loss carry forward	9,542,576	12,682,671
U.S. net operating loss carry forward	1,409,380	1,296,813
Total deferred income tax assets	27,667,153	30,759,656
Valuation allowance	(27,667,153)	(30,759,656)
Net deferred income tax asset	$-	$-

Deferred income tax liability:
Intangible assets	$805,556	$753,444

As of December 31, 2020, the Company had net operating loss carryforwards for PRC tax purposes of approximately $37.8 million which are available to offset any future taxable income through 2026. Approximately $23.1 million of loss carryforwards expired in December 2020. The Company also has net operating losses for United States federal income tax purposes of approximately $6.7 million of which $5.1 million are available to offset future taxable income, if any, through 2039, and $1.6 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2020 and 2019. Therefore, the Company provided for a valuation allowance against its deferred tax assets of $27,666,557 and $30,738,262 as of December 31, 2020 and 2019, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at December 31, 2020 and 2019. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$53,736	$-	$53,736	$-
Total	$53,736	$-	$53,736	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2019	Level 1	Level 2	Level 3
Banker’s acceptance notes	$45,756	$-	$45,756	$-
Total	$45,756	$-	$45,756	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 for each of the fiscal years ended December 31, 2020 and 2019.

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

On December 23, 2020 the Board approved the issuance of 2,000,000 shares of common stock from the Company’s 2010 Long-Term Incentive Plan, as amended for the partial conversion of unpaid compensation totaling $864,480 to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer as discussed in Note 6. There were no securities issued from the Plan during the year ended December 31, 2019.

The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 13 – REVENUE

The following table summarizes the Company’s revenues disaggregated by revenue source and geography based on the Company’s PRC based business locations:

	For the Years Ended
	December 31,
	2020	2019
Domestic Pharmaceuticals	$9,132,216	$10,923,936
COVID 19 Testers Exported to Puerto Rico	1,734,233	-
	$10,866,449	$10,923,936

NOTE 14 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2020, one customer accounted for 16.0% of sales and three customers respectively accounted for 52.0%, 11.2% and 10.2% of accounts receivable. Three suppliers respectively accounted for 20.7%, 17.75 and 13.5%  of raw material purchases, and three different products respectively accounted for 32.6%, 19.9% and 16.0% of revenue.

For the year ended December 31, 2019, no customer accounted for more than 10% of sales and two customers accounted for 49.6% and 10.7% of accounts receivable. Three suppliers accounted for 22.3%, 20.6% and 5.8% of raw material purchases, and three different products accounted for 33%, 21% and 17% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 could have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company’s ability to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Any disruption or delay of the Company’s suppliers or customers would likely impact the Company’s sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 15 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENT

The condensed parent company only financial information for China Pharma Holdings Inc. is presented below:

Condensed Comparative Balance Sheets

	December 31,
	2020	2019
Cash and cash equivalents	$21,187	$3,095
Total Current Assets	21,187	3,095

Intercompany receivables	7,746,779	8,084,779
Investment in subsidiary	11,705,241	11,705,241
TOTAL ASSETS	$19,473,207	$19,793,115

Total liabilities - other payables	$1,752,990	$2,401,344

Total Stockholders’ Equity	17,720,217	17,391,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,473,207	$19,793,115

The parent company had no contingencies, long-term obligations and guarantees as of December 31, 2020 and 2019.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Condensed Comparative Schedule of Operations

	For the Years Ended
	December 31,
	2020	2019
General and administrative expenses	$536,035	$522,386
Net loss	$(536,035)	$(522,386)

Condensed Comparative Schedule of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(536,035)	$(522,386)
Changes in assets and liabilities:
Total liabilities	216,127	220,311
Net Cash Used in Operating Activities	(319,908)	(302,075)

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Change in intercompany receivables	338,000	300,000

Net Cash Used in Financing Activities	338,000	300,000

Net Decrease in Cash and Cash Equivalents	18,092	(2,075)
Cash and Cash Equivalents at Beginning of Period	3,095	5,170
Cash and Cash Equivalents at End of Period	$21,187	$3,095