Form 10-Q
period 2021-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2021-05-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of May 14, 2021 , there were 43,579,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$534,530	$957,653
Banker’s acceptances	-	53,736
Trade accounts receivable, less allowance for doubtful accounts of $18,013,339 and $18,150,493, respectively	545,094	501,892
Other receivables, less allowance for doubtful accounts of $27,978 and $22,320, respectively	68,929	27,652
Advances to suppliers	3,676	2,238
Inventory	3,662,354	3,705,119
Prepaid expenses	68,418	73,668
Total Current Assets	4,883,001	5,321,958

Property, plant and equipment, net	14,767,717	15,564,200
Operating lease right of use asset	25,369	49,687
Intangible assets, net	171,506	182,146
TOTAL ASSETS	$19,847,593	$21,117,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$1,111,639	$1,234,594
Accrued expenses	201,836	177,359
Other payables	2,779,149	2,748,208
Advances from customers	572,013	719,786
Borrowings from related parties	2,183,846	2,134,428
Operating lease liability	26,743	52,070
Construction loan facility	2,130,476	2,298,886
Current portion of lines of credit	2,023,953	2,038,345
Total Current Liabilities	11,029,655	11,403,676
Non-current Liabilities:
Lines of credit, net of current portion	852,191	904,228
Deferred tax liability	799,868	805,556
Total Liabilities	12,681,714	13,113,460
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 45,579,557 shares and 43,579,557 shares issued and outstanding, respectively	45,580	45,580
Additional paid-in capital	24,452,684	24,452,684
Retained deficit	(29,606,506)	(28,839,179)
Accumulated other comprehensive income	12,274,121	12,345,446
Total Stockholders' Equity	7,165,879	8,004,531
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,847,593	$21,117,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months
	Ended March 31,
	2021	2020
Revenue	$2,358,371	$1,763,955
Cost of revenue	2,085,641	1,569,516

Gross profit	272,730	194,439

Operating expenses:
Selling	378,335	326,095
General and administrative	408,998	388,559
Research and development	190,086	48,819
Bad debt (benefit) expense	(8,221)	30,246
Total operating expenses	969,198	793,719

Loss from operations	(696,468)	(599,280)

Other income (expense):
Interest income	406	386
Interest expense	(71,265)	(62,003)
Net other expense	(70,859)	(61,617)

Loss before income taxes	(767,327)	(660,897)
Income tax benefit	-	-
Net loss	(767,327)	(660,897)
Other comprehensive loss - foreign currency translation adjustment	(71,325)	(197,032)
Comprehensive income (loss)	$(838,652)	$(857,929)
Loss per share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding	45,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2020	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601
Net loss for the three months ended March 31, 2020				(660,897)		(660,897)
Foreign currency translation adjustment					(197,032)	(197,032)
Balance, March 31, 2020	43,579,557	43,580	23,590,204	(26,633,299)	11,379,187	8,379,672

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	45,579,557	45,580	24,452,684	(28,839,179)	12,345,446	8,004,531
Net loss for the year	-	-	-	(767,327)	-	(767,327)
Foreign currency translation adjustment	-	-	-	-	(71,325)	(71,325)
Balance, March 31, 2021	45,579,557	45,580	24,452,684	(29,606,506)	12,274,121	7,165,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(767,327)	$(660,897)
Depreciation and amortization	700,187	655,921
Bad debt (benefit) expense	(8,221)	30,246
Inventory write off	54,145	-
Changes in assets and liabilities:
Trade accounts and other receivables	(275,821)	(341,165)
Advances to suppliers	(1,474)	(1,065,639)
Inventory	211,393	(24,688)
Trade accounts payable	(115,768)	(505,131)
Other payables and accrued expenses	60,704	156,044
Change in bankers' acceptance notes payable	-	226,206
Advances from customers	(144,602)	1,465,030
Prepaid expenses	9,868	(180,082)
Net Cash Used in Operating Activities	(276,916)	(244,155)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(347,795)
Net Cash Used in Investing Activities	-	(347,795)

Cash Flows from Financing Activities:
Payments of construction term loan	(154,215)	(143,286)
Payments of line of credit	(46,265)	-
Borrowings and interest from related party	306,688	36,293
Repayments to related party	(251,371)	-
Net Cash Used in Financing Activities	(145,163)	(106,993)

Effect of Exchange Rate Changes on Cash	(1,044)	(8,974)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(423,123)	(707,917)
Cash and Cash Equivalents at Beginning of Period	957,653	1,184,887
Cash, Cash Equivalents and Restricted Cash at End of Period	$534,530	$476,970

Cash and Cash Equivalents	534,530	145,932
Restricted cash	-	331,038
Cash, Cash Equivalents and Restricted Cash at End of Period	534,530	476,970

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$60,368	$57,044

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker's acceptances	$194,641	$71,127
Inventory purchased with banker's acceptances	248,713	68,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2021, the Company had cash and cash equivalents of $0.5 million and an accumulated deficit of $29.6 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $829,279 at March 31, 2021to provide working capital and enable the Company to make the required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 (“2020 Annual Report”).

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$1,790,270	$2,081,745
Work in process	341,269	662,999
Finished goods	1,530,815	960,375
Total Inventory	$3,662,354	$3,705,119

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2020
Permit of land use	$428,633	$431,681
Building	9,953,521	10,024,303
Plant, machinery and equipment	28,808,800	29,018,708
Motor vehicle	327,332	329,660
Office equipment	257,345	259,175
Total	39,775,631	40,063,527
Less: accumulated depreciation	(25,007,914)	(24,499,327)
Property, plant and equipment, net	$14,767,717	$15,564,200

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $690,707 and $647,113 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the three months ended March 31, 2021 and 2020 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2021 and 2020, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $9,480 and $8,808 for the three months ended March 31, 2021 and 2020, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2021 and 2020.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	March 31,	December 31,
	2021	2020
Gross carrying amount	$5,137,286	$5,173,818
Accumulated amortization	(4,965,780)	(4,991,672)
Net carrying amount	$171,506	$182,146

NOTE 5 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of March 31, 2021 and December 31, 2020 which are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended March 31, 2021 and 2020 was $3,386 and $3,386, respectively.

The Company received advances totaling $295,223 and repaid $251,371 of the advances during the three months ended March 31, 2021 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $829,279 and $779,861 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($674,405) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021. Total interest expense related to the loan for the three months ended March 31, 2021 and 2020 was $7,510 and $7,433, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $1,662,706 and $1,658,706 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 6 – BANKER'S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker's Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker's acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker's acceptance notes issued to the third parties. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker's acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of March 31, 2021 and December 31, 2020, the Company had no outstanding banker's acceptance notes payable.

NOTE 7 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on each of the July 10 anniversary dates since inception.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of March 31, 2021, the Company had no additional amounts available to it under this facility. During the three months ended March 31, 2021, the Company made principal payments in the amount of $154,215 (RMB 1,000,000).

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) were advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) were advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the three months ended March 31, 2021 and 2020 was RMB77,598 ($11,967) and $0, respectively. The  Company repaid RMB 300,000 (approximately $0.05 million) in January 2021 as per the repayment schedule. In April, 2021 the Company repaid RMB 300,000 (approximately $0.08 million) as per the repayment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which have been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the three months ended March 31, 2021 and 2020 was RMB86,063 ($13,272) and $0, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended March 31, 2021 and 2020 was RMB36,000 ($5,552) and $0, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of March 31, 2021 are as follows:

Year	Lines of Credit	Construction Loan Facility	Total
2021	$2,023,953	$2,130,476	$4,154,429
2022	852,191	-	852,191
	$2,876,144	$2,130,476	$5,006,620

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of March 31, 2021 and December 31, 2020 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 8 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended March 31, 2021 and 2020, operating lease cost was $23,968 and $22,229, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $25,475 and $23,627, respectively. As of March 31, 2021 and December 31, 2020, the Company reported operating lease right of use assets of $25,369 and $49,687, respectively and operating use liabilities of $26,743 and $52,070, respectively. As of March 31, 2021, its operating leases had a weighted average remaining lease term of 0.25 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended March 31:

Total undiscounted cash flows - 2021	$26,966
Less: Imputed interest	(223)
Operating lease liabilities	26,743

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

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

There was no provision for income taxes for the three months ended March 31, 2021 and 2020, respectively due to continued net losses of the Company.

As of March 31, 2021, the Company had net operating loss carryforwards for PRC tax purposes of approximately $38.4 million which are available to offset any future taxable income through 2026. Approximately $19.8 million of these carryforwards will expire in December 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $6.9 million of which $5.1 million are available to offset future taxable income, if any, through 2039, and $1.8 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2021 and December 31, 2020.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $27,661,521 and $27,666,557 as of March 31, 2021 and December 31, 2020, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

The Company uses fair value to measure the value of the banker's acceptance notes it holds at March 31, 2021 and December 31, 2020. The banker's acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

Fair Value Measurements at
	March 31,	Reporting Date Using
Description	2021	Level 1	Level 2	Level 3
Banker's acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker's acceptance notes	$53,736	$-	$53,736	$-
Total	$53,736	$-	$53,736	$-

NOTE 11 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at March 31, 2021 and December 31, 2020.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through March 31, 2021, there were 2,175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of March 31, 2021 under the Plan. The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the three months ended March 31, 2021 and 2020.

There were no securities issued from the Plan during each of the three months ended March 31, 2021 and 2020.

As of March 31, 2021, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 12 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the three months ended March 31, 2021, no customer accounted for more than 10% of sales and three customers accounted for 51.9%, 11.2% and 10.2% of accounts receivable. Two suppliers accounted for 45.1% and 20.1% of raw material purchases, and three different products accounted for 32.0%, 27.0% and 11.7% of revenue.

For the three months ended March 31, 2020, no customer accounted for more than 10% of sales and one customer accounted for 10.6% of accounts receivable. Two suppliers accounted for 45.2% and 18.8% of raw material purchases, and three different products accounted for 35.8%, 29.0% and 14.4% of revenue.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 since the first quarter 2020 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Through strict prevention and quarantine measures, China has effectively controlled the COVID-19 outbreak and returned to normal social production and life in an orderly manner. However, due to the deterioration of this pandemic in other countries, such as India, we still need to be on high alert on any potential risks. Any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could continue to adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

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

China's consistency evaluation of generic drugs had continued to proceed in the first quarter of 2021. The supporting policies from central and provincial governments have been constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progress in terms of the consistency evaluation.

We have taken a more cautious and flexible attitude towards the initiating and progressing of an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China. On the one hand, since "4 + 7" (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, four rounds of CP activities had been carried out by March 2021, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above before making decisions for any products . We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We plan to submit relevant documentation and data to NMPA in the near future.

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

Market Trends

As a generic drug company we are presented with a huge domestic market. We believe that through further upgrades and consistency evaluations, we will be able to meet the European and American production standards, which will enable us to export our products to overseas markets. In the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the winning enterprises in centralized procurement have a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation transformation. As a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents' quality of life, the healthcare demand is also changing. We believe that there are a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

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

Results of Operations for the three months ended March 31, 2021

Revenue

Revenue increased by 33.7% to $2.4 million for the three months ended March 31, 2021, as compared to $1.8 million for the three months ended March 31, 2020. This increase was mainly due to our gradual recovery from the negative impact of the COVID-19 pandemic compared to the condition in the first quarter 2020, as well as the impact of the exchange rate.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2021 and 2020:

Product Category	Three Months Ended March 31,		Net Change	% Change
	2021	2020
CNS Cerebral & Cardio Vascular	0.50	0.25	0.25	102%
Anti-Viral/ Infection & Respiratory	1.50	1.20	0.30	25%
Digestive Diseases	0.09	0.06	0.02	36%
Other	0.28	0.25	0.02	9%

The most significant revenue increase in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $1.50 million in sales revenue in the three months ended March 31, 2021 compared to $1.20 million for the same period a year ago, which is an increase of $0.30 million. This increase was mainly due to the increase in sales of Roxithromycin Dispersible Tablet and Cefaclor Dispersible Tablet, which was caused by market recovery from COVID-19 negative impact.

Sales in “CNS Cerebral & Cardio Vascular” product category, which generated $0.50 million in sales revenue in the three months ended March 31, 2021 compared to $0.25 million for the same period a year ago, which is an increase of $0.25 million. This increase was mainly due to the increase in sales of Alginic Sodium Diester Injection, which was caused by market volatility.

Our “Digestive” product category sales increased by $0.02 million to $0.09 million in the three months ended March 31, 2021 from $0.06 million for the same period in 2020, which was mainly due to the increase in sales of Compound Ammonium Glycyrrhetate S for Injection that was caused by market volatility.

Our “Others” product category generated $0.28 million of sales in the three months ended March 31, 2021, stayed close to the sales of $0.25 million in the same period in 2020.

	Three Months Ended March 31,
Product Category	2021	2020
CNS Cerebral & Cardio Vascular	22%	14%
Anti-Viral/ Infection & Respiratory	56%	68%
Digestive Diseases	5%	4%
Other	17%	14%

For the three months ended March 31, 2021, revenue breakdown by product category showed certain change to that of the same period in 2020. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 56% and 68% of total sales in the three months ended March 31, 2021 and 2020, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 22% and 14% of total revenue in the three months ended March 31, 2021 and 2020, respectively. The “Other” product category represented 17% and 14% of revenues in the three months ended March 31, 2021 and 2020, respectively. The “Digestive Diseases” product category represented 5% and 4% of total revenue in the three months ended March 31, 2021 and 2020, respectively.

Cost of Revenue

For the three months ended March 31, 2021, our cost of revenue was $2.1 million, or 88% of total revenue, while cost of revenue was $1.6 million, or 89% of total revenue, for the same period in 2020.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2021 was $0.3 million, as compared to $0.2 million during the same period in 2020. Our gross profit margin in the three months ended March 31, 2021 was 11.6% as compared to 11.0% during the same period in 2020.

Selling Expenses

Our selling expenses for the three months ended March 31, 2021 and 2020 were $0.4 million and $0.3 million, respectively. Selling expenses accounted for 16.0% of the total revenue in the three months ended March 31, 2021, as compared to 18.5% during the same period in 2020. As a result of the adjustment of many policies of healthcare reform, we had reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were both $0.4 million for the three months ended March 31, 2021 and 2020, respectively. It accounted for 17.3% and 22.0% of our total revenues in the three months ended March 31, 2021 and 2020, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2021 were $0.19 million, as compared to $0.05 million in the same period in 2020. Research and development expenses accounted for 8.1% and 2.8% of our total revenues in the three months ended March 31, 2021 and 2020, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt Expenses (Benefit)

Our bad debt benefit for the three months ended March 31, 2021 were $8,221, as compared to bad debt expense of $30,246 for the same period in 2020. This change was mainly due to the accelerated rate of receipts of accounts receivable aged within two years of the current period.

In general, our normal customer credit or payment terms are 180 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.05 million and $0.06 million as of March 31, 2021 and December 31, 2020, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
1 - 180 Days	2.68%	4.02%
180 - 360 Days	0.17%	0.60%
360 - 720 Days	0.41%	0.50%
> 720 Days	96.74%	94.88%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $18.0 million and $18.2 million as of March 31, 2021 and December 31, 2020, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Balance, Beginning of Period	$18,150,493	$17,575,100
Bad debt expense (benefit)	(8,221)	30,246
Foreign currency translation adjustment	(128,933)	(270,527)
Balance, End of Period	$18,013,339	$17,334,819

Loss from Operations

Our operating loss for the three months ended March 31, 2021 was $0.7 million, compared to an operating loss of $0.6 million during the same period in 2020.

Net Interest Expense

Net interest expense for the three months ended March 31, 2021 was $0.07 million, as compared to $0.06 million for the same period in 2020.

Net Loss

Net Loss for the three months ended March 31, 2021 was $0.8 million, as compared to a net loss of $0.7 million for the same period a year ago. The increase in net loss was mainly the result of increased R&D expenses in this period.

Loss per basic and diluted common share were both $0.02 for the three months ended March 31, 2021 and 2020, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was both 45,579,557 for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. In addition to the aggregated advance of RMB 4,775,321 ($779,861) from our CEO as of December 31, 2020, we received some temporary advances from and made several repayments to her in the three months ended March 31, 2021. As of March 31, 2021, the aggregated advance from our CEO was RMB5,134,021 ($829,279) for use in operations. Our cash and cash equivalents were $0.5 million, representing 2.7% of our total assets, as of March 31, 2021, as compared to $1.0 million, representing 4.5% of our total assets as of December 31, 2020. All of the $0.5 million of cash and cash equivalents as of March 31, 2021 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders. In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 8,000,000 (approximately $1.2 million) had been advanced at March 31, 2021. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit shall be repaid in installments semi-annually for two years from the date of the advance; the first repayment of RMB 500,000 (approximately $0.07 million) was made on October 20, 2020, the second repayment of RMB 300,000 (approximately $0.06 million) was made in January 2021, and the third repayment of RMB 500,000 (approximately $0.08 million) was made in April 20, 2021. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.3 million), all of which have been advanced. The loan bears interest at a rate of 4.05% per annum and is payable on June 30, 2021. In addition, we entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of March 31, 2021, the construction loan installments to be repaid within the next 12 months are approximately RMB 14 million($2.1 million) which is due July 10, 2021. On July 10, 2020, we repaid such principal and accumulatively repaid the principal of RMB 65 million (approximately $9.2 million) of the construction loans per the payback schedule. The total balance of the construction loan facility is RMB 15 million ($2.3 million) as of December 31, 2020, which is all due within 12 months, and a repayment of RMB 1 million (approximately $0.15 million) was made in January 2021. The Company also obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $344,098), and the remaining of RMB 856,660 (approximately $125,793) in October 2020 under this line. The loan bears interest at a rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. These factors raised substantial doubts about the Company’s ability to continue as a going concern. Cash flow generated from operating activities and lines of credit were used to fund our daily operating expenses as well as the repayment of our loan facility.

Our net accounts receivable was both $0.5 million as of March 31, 2021 and December 31, 2020, respectively.

Total inventory was both $3.7 million as of March 31, 2021 and December 31, 2020, respectively.

Although the Company obtained lines of credit in April, June, and September 2020, there can be no assurance that the Company will be able to achieve its future strategic objective to accelerate the launch of nutrition products raising substantial doubt about its ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital during the first three months ended March 31, 2021, there can be no assurances that this will be the case in the future. We may seek debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.3 million in the three months ended March 31, 2021, compared to net cash flow of $0.2 million used by operating activities in the same period in 2020.

As of March 31, 2021, our net accounts receivable was $0.6 million, compared to $0.5 million as of December 31, 2020.

Total inventory was both $3.7 million as of March 31, 2021 and December 31, 2020, respectively.

Investing Activities

There was zero cash flow under investing activities during the three months ended March 31, 2021, compared to $0.35 million used in investing activities for the same period in 2020. The decrease was mainly due to the purchase of mask production lines in the first quarter 2020.

Financing Activities

Cash flow used in financing activities was $0.15 million in the three months ended March 31, 2021; compared to $0.11 million cash used in the same period 2020.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of March 31, 2021 and December 31, 2020, Helpson’s net assets totaled $5,022,000 and 5,777,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is both $8,145,000 as of March 31, 2021 and December 31, 2020, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 162% and 141%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity. There were no allocations to the statutory surplus reserve accounts during the year ended March 31, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 14, 2021	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2021	By:	/s/ Zhilin Li
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