Form 10-Q
period 2021-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2021-08-13
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, there were 43,579,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,754,868	$957,653
Banker’s acceptances	-	53,736
Trade accounts receivable, less allowance for doubtful accounts of $18,316,990 and $18,150,493, respectively	409,675	501,892
Other receivables, less allowance for doubtful accounts of $30,142 and $22,320, respectively	63,770	27,652
Advances to suppliers	2,963	2,238
Inventory	2,978,060	3,705,119
Prepaid expenses	54,034	73,668
Total Current Assets	5,263,370	5,321,958

Property, plant and equipment, net	14,346,122	15,564,200
Operating lease right of use asset	169,807	49,687
Intangible assets, net	164,942	182,146
TOTAL ASSETS	$19,944,241	$21,117,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$687,052	$1,234,594
Accrued expenses	332,393	177,359
Other payables	3,051,694	2,748,208
Advances from customers	525,579	719,786
Borrowings from related parties	2,824,019	2,134,428
Operating lease liability	83,707	52,070
Construction loan facility	2,167,149	2,298,886
Current portion of lines of credit	2,523,181	2,038,345
Total Current Liabilities	12,194,774	11,403,676
Non-current Liabilities:
Lines of credit, net of current portion	325,072	904,228
Operating lease liability, net of current portion	86,186
Deferred tax liability	813,636	805,556
Total Liabilities	13,419,668	13,113,460
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 45,579,557 shares and 45,579,557 shares issued and outstanding, respectively	45,580	45,580
Additional paid-in capital	24,452,684	24,452,684
Retained deficit	(30,431,267)	(28,839,179)
Accumulated other comprehensive income	12,457,576	12,345,446
Total Stockholders’ Equity	6,524,573	8,004,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,944,241	$21,117,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$2,415,559	$3,770,723	$4,773,930	$5,534,678
Cost of revenue	2,344,559	2,620,925	4,430,200	4,190,441
Gross profit	71,000	1,149,798	343,730	1,344,237

Operating expenses:
Selling expenses	445,478	727,642	823,813	1,053,737
General and administrative expenses	329,758	322,445	738,756	711,004
Research and development expenses	53,456	30,044	243,542	78,863
Bad debt (benefit) expense	(4,744)	(5,318)	(12,965)	24,928
Total operating expenses	823,948	1,074,813	1,793,146	1,868,532

(Loss) income from operations	(752,948)	74,985	(1,449,416)	(524,295)

Other income (expense):
Interest income	579	1,212	985	1,598
Interest expense	(72,392)	(63,144)	(143,657)	(125,147)
Net other expense	(71,813)	(61,932)	(142,672)	(123,549)

(Loss) income before income taxes	(824,761)	13,053	(1,592,088)	(647,844)
Income tax expense	-	-	-	-
Net (loss) income	(824,761)	13,053	(1,592,088)	(647,844)

Other comprehensive income (loss) - foreign currency translation adjustment	183,455	5,796	112,130	(191,236)
Comprehensive (loss) income	$(641,306)	$18,849	$(1,479,958)	$(839,080)

(Loss) Earnings per share:
Basic and diluted	$(0.02)	$0.00	$(0.03)	$(0.01)
Weighted average shares outstanding	45,579,557	43,579,557	45,579,557	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601
Net loss for the three months ended March 31, 2020	-	-	-	(660,897)	-	(660,897)
Foreign currency translation adjustment	-	-	-	-	(197,032)	(197,032)
Balance, March 31, 2020	43,579,557	43,580	23,590,204	(26,633,299)	11,379,187	8,379,672
Net income for the three months ended June 30, 2020	-	-	-	13,053	-	13,053
Foreign currency translation adjustment	-	-	-	-	5,796	5,796
Balance, June 30, 2020	43,579,557	$43,580	$23,590,204	$(26,620,246)	$11,384,983	$8,398,521

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	45,579,557	45,580	$24,452,684	$(28,839,179)	$12,345,446	$8,004,531
Net loss for the year	-	-	-	(767,327)	-	(767,327)
Foreign currency translation adjustment	-	-	-	-	(71,325)	(71,325)
Balance, March 31, 2021	45,579,557	45,580	24,452,684	(29,606,506)	12,274,121	7,165,879
Net loss for the three months ended June 30, 2021		-	-	(824,761)	-	(824,761)
Foreign currency translation adjustment		-	-	-	183,455	183,455
Balance, June 30, 2021	45,579,557	$45,580	$24,452,684	$(30,431,267)	$12,457,576	$6,524,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,592,088)	$(647,844)
Depreciation and amortization	1,400,647	1,305,070
Bad debt (benefit) expense	(12,965)	24,928
Inventory write off	121,604
Changes in assets and liabilities:
Trade accounts and other receivables	(120,757)	(305,183)
Advances to suppliers	(702)	(279,380)
Inventory	890,435	(14,136)
Trade accounts payable	(558,912)	(323,470)
Other payables and accrued expenses	447,500	199,781
Change in bankers’ acceptance notes payable	-	115,468
Advances from customers	(201,063)	95,579
Prepaid expenses	25,421	(323,553)
Net Cash Provided by (Used in) Operating Activities	399,120	(152,740)

Cash Flows from Investing Activities:
Purchases of property and equipment	(15,022)	(840,449)
Net Cash Used in Investing Activities	(15,022)	(840,449)

Cash Flows from Financing Activities:
Payments of construction term loan	(154,516)	(142,209)
Payments of line of credit	(896,194)	-
Borrowings and interest from related party	932,876	90,551
Repayments to related party	(251,861)	-
Proceeds from lines of credit	772,581	1,919,818
Net Cash provided by Financing Activities	402,886	1,868,160

Effect of Exchange Rate Changes on Cash	10,231	(23,318)
Net Increase in Cash, Cash Equivalents and Restricted Cash	797,215	851,653
Cash and Cash Equivalents at Beginning of Period	957,653	1,184,887
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,754,868	$2,036,540

Cash and Cash Equivalents	1,754,868	1,813,544
Restricted cash	-	222,996
Cash, Cash Equivalents and Restricted Cash at End of Period	1,754,868	2,036,540

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$121,090	$118,374

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$195,021	$270,453
Inventory purchased with banker’s acceptances	249,198	304,520
Right-of-use assets obtained in exchange for operating lease obligations	168,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2021, the Company had cash and cash equivalents of $1.8 million and an accumulated deficit of $30.4 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,469,452 at June 30, 2021 to provide working capital and enable the Company to make the required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC smaller reporting company filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The guidance was implemented January 1, 2021 and there was no impact on the condensed consolidated financial statements.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$1,755,110	$2,081,745
Work in process	461,293	662,999
Finished goods	761,657	960,375
Total Inventory	$2,978,060	$3,705,119

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Permit of land use	$436,011	$431,681
Building	10,124,855	10,024,303
Plant, machinery and equipment	29,306,831	29,018,708
Motor vehicle	332,967	329,660
Office equipment	274,687	259,175
Total	40,475,351	40,063,527
Less: accumulated depreciation	(26,129,229)	(24,499,327)
Property, plant and equipment, net	$14,346,122	$15,564,200

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $690,943 and $640,473 for the three months ended June 30, 2021 and 2020, respectively and $1,381,650 and $1,287,586 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the six months ended June 30, 2021 and 2020 and no costs were reclassified from advances to intangible assets during the six months ended June 30, 2021 and 2020, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $9,517 and $8,676 for the three months ended June 30, 2021 and 2020, respectively and $18,997 and $17,484 for the six months ended June 30, 2021 and 2020, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the six months ended June 30, 2021 and 2020.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	June 30,	December 31,
	2021	2020
Gross carrying amount	$5,225,716	$5,173,818
Accumulated amortization	(5,060,774)	(4,991,672)
Net carrying amount	$164,942	$182,146

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	June 30,	December 31,
	2021	2020
Compensation payable to officer	$1,820,528	$1,815,990
Compensation and interest to related party	397,259	382,486
Other payables expenses	$833,907	$549,732
Total Other Payables	$3,051,694	$2,748,208

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of June 30, 2021 and December 31, 2020 which are recorded as “Borrowings from related parties”  on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended June 30, 2021 and 2020 was $3,386 and $3,386, respectively and $6,773 and $6,773 for the six months ended June 30, 2021, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $397,259 and $382,486 as of June 30, 2021 and December 31, 2020, respectively.

The Company received advances totaling $917,827 and repaid $251,861 of the advances during the six months ended June 30, 2021 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,469,452 and $779,861  and are recorded as Borrowings from related parties  on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021 and further extended to July 9, 2022 on identical terms. Total interest expense related to the loan for the three months ended June 30, 2021 and 2020 was $7,539 and $7,433, respectively and $15,050 and $14,754 for the six months ended June 30, 2021 and 2020, respectively. Compensation  payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $1,820,528 and $1,815,990 as of June 30, 2021 and December 31, 2020, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of June 30, 2021 and December 31, 2020, the Company had no outstanding banker’s acceptance notes payable.

NOTE 8 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on each of the July 10 anniversary dates since inception.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. As of June 30, 2021, the Company had no additional amounts available to it under this facility. During the six months ended June 30, 2021, the Company made principal payments in the amount of $154,516 (RMB 1,000,000). The Company made the required RMB 14,000,000 (approximately $2.2 million) payment due under the loan on July 10, 2021.

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) were advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) were advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the three months ended June 30, 2021 and 2020 was $11,550 and $4,963, respectively. Total interest expense under this facility for the six months ended June 30, 2021 and 2020 was $23,517 and $4,963, respectively. The Company repaid RMB 800,000 (approximately $0.12 million) during the six months ended June 30, 2021 as per the repayment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which have been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the three months ended June 30, 2021 and 2020 was $11,550 and $0, respectively. Total interest expense for the six months ended June 30, 2021 and 2020 was $23,517 and $0, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended June, 2021 and 2020 was $5,697 and $0, respectively. Total interest for the six months ended June, 2021 and 2020 was $11,249 and $0, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

Principal payments required for the remaining terms of the loan facility and lines of credit as of June 30, 2021 are as follows:

Year	Lines of Credit	Construction Loan Facility	Total
2021	$2,523,181	$2,167,149	$4,690,330
2022	325,072	-	325,072
	$2,848,253	$2,167,149	$5,015,402

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of June 30, 2021 and December 31, 2020 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended June 30, 2021 and 2020, operating lease cost was $24,793 and $22,265, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $26,352 and $23,665, respectively. For the six months ended June 30, 2021 and 2020, operating lease cost was $48,760 and $44,494, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $51,827 and $49,376, respectively. As of June 30, 2021 and December 31, 2020, the Company reported operating lease right of use assets of $169,807 and $49,687, respectively and operating use liabilities of $169,893 and $52,070, respectively. As of June 30, 2021, its operating leases had a weighted average remaining lease term of 1.98 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended June 30:

2022	$89,937
2023	88,420
Total undiscounted cash flows	178,357
Less: Imputed interest	(8,464)
169,893
Less: Operating lease liabilities, current portion	(83,707)
Operating lease liabilities, net of current portion	$86,186

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

There was no provision for income taxes for the three and six months ended June 30, 2021 and 2020, respectively due to continued net losses of the Company.

As of June 30, 2021, the Company had net operating loss carryforwards for PRC tax purposes of approximately $39.8 million which are available to offset any future taxable income through 2026. Approximately $20.2 million of these carryforwards will expire in December 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $7.0 million of which $5.1 million are available to offset future taxable income, if any, through 2039, and $1.9 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2021 and December 31, 2020.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $28,315,151 and $27,666,557 as of June 30, 2021 and December 31, 2020, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at June 30, 2021 and December 31, 2020. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

Fair Value Measurements at
	June 30,	Reporting Date Using
Description	2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$53,736	$-	$53,736	$-
Total	$53,736	$-	$53,736	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at June 30, 2021 and December 31, 2020.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through June 30, 2021, there were 2,175,000 shares of restricted stock granted and outstanding under the Plan.  No options were outstanding as of June 30, 2021 under the Plan. The Company recognized no compensation expense related to the awards of common shares and the grants and modifications of stock options during each of the six months ended June 30, 2021 and 2020.

There were no securities issued from the Plan during each of the six months ended June 30, 2021 and 2020.

As of June 30, 2021, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – REVENUE

The following table summarizes the Company’s revenues disaggregated by revenue source and geography based on the Company’s PRC based business locations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Domestic Pharmaceuticals	$2,415,559	$2,069,615	$4,773,930	$3,833,570
Export Medical Test Kits	-	1,701,108	-	1,701,108
	$2,415,559	$3,770,723	$4,773,930	$5,534,678

There were no sales of medical test kits within the PRC.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

NOTE 14 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the six months ended June 30, 2021, no customer accounted for more than 10% of sales and three customers accounted for 52.3%, 11.3% and 10.3% of accounts receivable. Two suppliers accounted for 37.8% and 13.9% of raw material purchases, and three different products accounted for 30.1%, 20.2% and 12.7% of revenue.

For the six months ended June 30, 2020, one customer accounted for 30.7% of sales and two customers respectively accounted for 49.8% and 10.7% of accounts receivable. Two suppliers respectively accounted for 39.0% and 18.6% of raw material purchases, and three different products respectively accounted for 30.8%, 21.4% and 13.9% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 since the first quarter 2020 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Through strict prevention and quarantine measures, China has effectively controlled the COVID-19 outbreak and returned to normal production and social life in an orderly manner. However, due to the deterioration of this pandemic in other countries, such as India, we still need to be on high alert on any potential risks. Any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could continue to adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

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

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward-looking statements made in connection with this report that attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by applicable law or regulation.

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

China’s consistency evaluation of generic drugs had continued to proceed in the second quarter of 2021. The supporting policies from central and provincial governments have been constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progress in terms of the consistency evaluation. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We plan to submit application documents to NMPA in the near future.

We have taken a more cautious and flexible attitude towards the initiating and progressing of an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China. On the one hand, since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, five rounds of CP activities had been carried out by June 2021, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above before making decisions for any products.

In addition, we continue to explore in the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry will reach more than RMB 8 trillion by 2020 and RMB 16 trillion by 2030. This industry focuses on people’s daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, and calls for self-health management, and advocates the comprehensive care of the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018, and wash-free sanitizer and masks in 2020 to address the market needs caused by COVID-19 in China. The impact of COVID-19 has continued. Masks and sanitizers have become long-time anti-epidemic materials. We have sufficient production capacity of medical masks, surgical masks and KN95 masks, which meets the personal needs for protection against the epidemic outbreak.

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

Results of operations for the three months ended June 30, 2021

Revenue

Revenue decreased by 35.9% to $2.4 million for the three months ended June 30, 2021, as compared to $3.8 million for the three months ended June 30, 2020. This decrease was mainly due to a one-time foreign trade of COVID-19 testers that contributed approximately $1.7 million to our revenue in the second quarter of 2020, while we did not have similar kind of income in the quarter ended June 30, 2021.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2021 and 2020, excluding the one-time revenue from the trading of COVID-19 testers during such period:

	Three Months Ended June 30,		Net	%
Product Category	2021	2020	Change	Change
CNS Cerebral & Cardio Vascular	0.89	0.57	0.32	56%
Anti-Viral/ Infection & Respiratory	1.10	0.95	0.15	16%
Digestive Diseases	0.09	0.10	-0.01	-10%
Other	0.33	0.48	-0.15	-31%
Total	2.41	2.10	0.31	15%

The most significant revenue increase in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular” product category which generated $0.89 million in the three months ended June 30, 2021, which represented an increase of $0.32 million as compared to $0.57 million in the three months ended June 30, 2020. This increase was mainly due to the increase in sales of Candesartan.

“Anti-Viral/ Infection & Respiratory” product category, generated $1.10 million in sales revenue in the three months ended June 30, 2021 compared to $0.95 million for the same period a year ago, which represented an increase of $0.15 million. This increase was mainly due to the sales of Cefaclor Dispersible Tablets.

“Others” product category generated $0.33 million in sales revenue in the three months ended June 30, 2021 compared to $0.48 million for the same period a year ago, which represented a decrease of $0.15 million. This decrease was mainly due to the decrease in sales of medical protection products. As COVID-19 has been effectively controlled in China during the quarter ended June 30, 2021, the demand for protective materials has dropped.

Our “Digestive Diseases” product category generated $0.09 million and $0.10 million in the three months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,
Product Category	2021	2020
CNS Cerebral & Cardio Vascular	37%	27%
Anti-Viral/ Infection & Respiratory	45%	45%
Digestive Diseases	4%	5%
Other	14%	23%

For the three months ended June 30, 2021, revenue breakdown by product category showed a few changes to that of the same period in 2020. Sales of the “Anti-Viral/Infection & Respiratory” products category represented both 45% of total sales in the three months ended June 30, 2021 and 2020, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 37% and 27% of total revenue in the three months ended June 30, 2021 and 2020, respectively. The “Digestive Diseases” product category represented 4% and 5% of total revenue in the three months ended June 30, 2021 and 2020, respectively. The “Other” product category represented 14% and 23% of revenues in the three months ended June 30, 2021 and 2020, respectively.

Cost of Revenue

For the three months ended June 30, 2021, our cost of revenue was $2.3 million, or 97% of total revenue, comparing to $2.6 million, or 70% of total revenue, for the same period in 2020. The decrease in cost of revenue was mainly due to the decrease in the sales price of some products that are part of a centralized procurement, and the increase in the price of some raw materials and overall packaging materials that meet the heightened environmental standards issued by the government. The increased percentage of cost to revenue was mainly due to (a) the impact of foreign trade of COVID-19 testers happened in the second quarter of 2020, which has a higher margin, and (b) impact of higher costs on pharmaceuticals.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2021 was $0.07 million, as compared to $1.15 million during the same period in 2020. Our gross profit margin in the three months ended June 30, 2021 was 2.9% as compared to 30.5% during the same period in 2020. The decrease in our gross profit margin was a result of the foreign trade of COVID-19 testers we completed in the second quarter of 2020, which has a higher margin; in addition, we had experienced selling price drop of some major products in this period.

Selling Expenses

Our selling expenses for the three months ended June 30, 2021 and 2020 were $0.4 million and $0.7 million, respectively. Selling expenses accounted for 18.4% of the total revenue in the three months ended June 30, 2021, as compared to 19.3% during the same period in 2020. Because of adjustments in our sales practices, and the reform of healthcare policies, we reduced number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

 General and Administrative Expenses

Our general and administrative expenses were both $0.3 million for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses accounted for 13.7% and 8.6% of our total revenues in the three months ended June 30, 2021 and 2020, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2021 were $0.05 million, as compared to $0.03 million in the same period in 2020. Research and development expenses accounted for 2.2% and 0.8% of our total revenues in the three months ended June 30, 2021 and 2020, respectively. These expenditures were mainly used for the consistency evaluations of our existing products.

Bad Debt Benefit

Our bad debt benefit for the three months ended June 30, 2021 was $4,744, as compared to $5,318 for the same period in 2020.

Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.07 million and $0.06 million as of June 30, 2021 and December 31, 2020, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
1 - 180 Days	1.83%	4.02%
180 - 360 Days	0.28%	0.60%
360 - 720 Days	0.36%	0.50%
> 720 Days	97.53%	94.88%
Total	100.00%	100.00%

Since the fourth quarter of 2018, our bad debt allowance estimate has been updated with a policy which requires no allowance of accounts receivable recognized that is within 180 days old, 10% of accounts receivable that is between 180 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old. Prior to that, our policy was to recognize no allowance of accounts receivable that is within 90 days old, 10% of accounts receivable that is between 90 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.3 million as of June 30, 2021 and $18.2 million as of December 31, 2020. The changes in the allowances for doubtful accounts during the three months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended
	June 30,
	2021	2020
Balance, Beginning of Period	18,013,339	$17,334,819
Bad debt expense (benefits)	(4,744)	(5,318)
Foreign currency translation adjustment	308,395	12,596
Balance, End of Period	18,316,990	$17,342,097

Income (Loss) from Operations

Our operating loss for the three months ended June 30, 2021 was $0.8 million, compared to an operating income of $0.07 million during the same period in 2020.

Net Interest Expense

Net interest expense for the three months ended June 30, 2021 was $0.07 million, as compared to $0.06 million in the same period in 2020.

Net Income (Loss)

Net loss for the three months ended June 30, 2021 was $0.8 million, as compared to net income of $0.01 million for the same period a year ago. The decrease in net income was mainly the result of a one-time foreign trade of COVID-19 testers we completed in the second quarter of 2020.

For the three months ended June 30, 2021, loss per basic and diluted common share was $0.02, as compared to earnings per basic and diluted common share was $0.00 for the three months ended June 30, 2020.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 45,579,557 for the three months ended June 30, 2021, and 43,579,557 for the three months ended June 30, 2020.

Results of operations for the six months ended June 30, 2021

Revenue

Revenue was $4.8 million and $5.5 million for the six months ended June 30, 2021 and 2020, respectively.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2021 and 2020, respectively, excluding the one-time revenue from the trading of COVID-19 testers during such period:

	Six Months Ended June 30,		Net	%
Product Category	2021	2020	Change	Change
CNS Cerebral & Cardio Vascular	1.39	0.82	0.57	70%
Anti-Viral/ Infection & Respiratory	2.59	2.14	0.45	21%
Digestive Diseases	0.17	0.17	0.00	0%
Other	0.62	0.70	-0.08	-11%
Total	4.77	3.83	0.94	25%

The most significant revenue increase in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular”, which generated $1.39 million in sales revenue in the six months ended June 30, 2021 compared to $0.82 million in the same period a year ago, an increase of $0.57 million. This increase was mainly due to sales increase of Alginic Sodium Diester Injection.

Sales of our “Anti-Viral/ Infection & Respiratory” product category, which generated $2.59 million in sales revenue in the six months ended June 30, 2021 compared to $2.14 million in the same period a year ago, represented an increase of $0.45 million that was mainly caused by the increase in sales of Cefaclor Dispersible Tablets.

Sales of our “Digestive Diseases” product category generated $0.17 million in each of the six months ended June 30, 2021 and 2020, respectively.

Sales of “Other” product category generated $0.62 and $0.70 million in sales revenue in the six months ended June 30, 2021 and 2020, respectively. The decrease was mainly caused by the decrease in sales of masks.

	Six Months Ended June 30,
Product Category	2021	2020
CNS Cerebral & Cardio Vascular	29%	21%
Anti-Viral/ Infection & Respiratory	54%	56%
Digestive Diseases	4%	4%
Other	13%	18%

For the six months ended June 30, 2021, revenue breakdown by product category remained similar to that of the same period in 2020. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 54% and 56% of total sales in the six months ended June 30, 2021 and 2020, respectively. The “CNS Cerebral & Cardio Vascular” category represented 29% and 21% of total revenue in the six months ended June 30, 2021 and 2020, respectively. The “Digestive Diseases” category represented both 4% of total revenue in the six months ended June 30, 2021 and 2020. And the “Other” category represented 13% and 18% of revenues in the six months ended June 30, 2021 and 2020, respectively.

Cost of Revenue

For the six months ended June 30, 2021, our cost of revenue was $4.4 million, or 93% of total revenue, comparing to $4.2 million, or 76% of total revenue, in the same period in 2020. The decrease in cost of revenue was mainly caused by a foreign trade of COVID-19 testers we completed in the second quarter of 2020. The increased percentage of cost to revenue was mainly due to (a) the impact of foreign trade of COVID-19 testers happened in the second quarter of 2020, which has a higher margin, and (b) impact of higher costs on pharmaceuticals.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2021 was $0.3 million, compared to $1.3 million in the same period in 2020. Our gross profit margin in the six months ended June 30, 2021 was 7.2% compared to 24.3% in the same period in 2020. The decrease in our gross profit margin was mainly a result of a one-time foreign trade of COVID-19 testers we completed in the second quarter of 2020, which has a higher margin.; in addition, we had experienced selling price drop of some major products in this period. .

Selling Expenses

Our selling expenses for the six months ended June 30, 2021 and 2020 were $0.8 million and $1.1 million, respectively. Selling expenses accounted for 17.3% of the total revenue in the six months ended June 30, 2021 compared to 19.0% in the same period in 2020.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2021 were $0.74 million, which represented a decrease of $0.03 million compared to $0.71 million in the same period in 2020. Our general and administrative expenses accounted for 15.5% and 12.8% of our total revenues in the six months ended June 30, 2021 and 2020, respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2021 and 2020 were $0.24 million and $0.08 million, respectively, representing an increase of $0.16 million compared to the same period of last year.

Bad Debt (Benefit) Expenses

Our bad debt benefit was $0.01 million for the six months ended June 30, 2021, and bad debt expense was $0.02 million for the six months ended June 30, 2020.

The changes in the allowances for doubtful accounts during the six months ended June 30, 2021 and 2020 were as follows:

	For the Six Months Ended
	June 30,
	2021	2020
Balance, Beginning of Period	$18,150,493	$17,575,100
Bad debt expense	(12,965)	24,928
Foreign currency translation adjustment	179,462	(257,931)
Balance, End of Period	$18,316,990	$17,342,097

Loss from Operations

Our operating loss for the six months ended June 30, 2021 was $1.5 million, compared to $0.5 million in the same period in 2020.

Net Interest Expense

Net interest expense for the six months ended June 30, 2021 was $0.14 million, compared to $0.12 million for the same period in 2020.

Net Loss

Net loss for the six months ended June 30, 2021 was $1.6 million, as compared to net loss of $0.6 million for the six months ended June 30, 2020. The decrease of net loss was mainly a result of a one-time foreign trade of COVID-19 testers we completed in the second quarter of 2020; while we did not have similar kind of income in this period.

For the six months ended June 30, 2021, loss per basic and diluted common share was $0.03, compared to loss per basic and diluted common share of $0.01 for the six months ended June 30, 2020.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 45,579,557 for the six months ended June 30, 2021, and 43,579,557 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and advances from our Chairperson, Chief Executive Officer and Interim Chief Financial Officer. We received advances from the CEO totaling $917,827 and repaid $251,861 of the advances during the six months ended June 30, 2021. Total amounts owed were $1,469,452 and $779,861 and are recorded as Borrowings from related parties on the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Our cash and cash equivalents were $1.8 million, representing 8.9% of our total assets, as of June 30, 2021, as compared to $1.0 million, representing 4.5% of our total assets as of December 31, 2020. All of the $1.8 million of cash and cash equivalents as of June 30, 2021 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 8,000,000 (approximately $1.2 million) have been advanced at December 31, 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit shall be repaid in installments semi-annually for two years from the date of the advance; the first repayment of RMB 500,000 (approximately $0.07 million) was made on October 20, 2020, the second repayment of RMB 300,000 (approximately $0.06 million) was made in January 2021, the third repayment of RMB 500,000 (approximately $0.08 million) was made in April 20, 2021, and the forth repayment of RMB 300,000 (approximately $ 0.05 million) was made in July 20, 2021. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.3 million), all of which have been advanced. The loan bears interest at a rate of 4.05% per annum. The company has fully repaid this RMB 8,500,000 (approximately $1.3 million) on June 21, 2021 and on June 25, 2021, entered into a new loan agreement with Bank of Communications with a one year term, and an annual interest rate of 4.17%.

In addition, we entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of December 31, 2020, the construction loan installments to be repaid within the next 12 months are approximately $2.3 million. The total balance of the construction loan facility was RMB 14 million ($2.2 million) as of June 30, 2021, which is all due within 12 months. On July 10, 2021, we fully repaid such principal of RMB 80 million (approximately $12.4 million) of the construction loans per the payback schedule.

The Company also obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $344,098), and the remaining of RMB 856,660 (approximately $125,793) in October 2020 under this line. The loan bears interest at a rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. These factors raised substantial doubts about the Company’s ability to continue as a going concern. Cash flow generated from operating activities, lines of credit and advances from our CEO were used to fund our daily operating expenses as well as the repayment of our loan facility.

Our net accounts receivable was $0.4 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.

Total inventory was $3.0 million and $3.7 million as of June 30, 2021 and December 31, 2020, respectively.

Although the Company obtained lines of credit in April, June, and September 2020, there can be no assurance that the Company will be able to achieve its future strategic to accelerate the launch of nutrition products raising substantial doubt about its ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital during the first three months ended March 31, 2021, there can be no assurances that this will be the case in the future. We may seek debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.4 million in the six months ended June 30, 2021, as compared to net cash used by operating activities was $0.2 million for the same period in 2020.

Our net accounts receivable was $0.4 million and $0.5 million as of June 30, 2021 and December 31, 2020.

Total inventory was $3.0 million, as of June 30, 2021, and $3.7million as of December 31, 2020.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $0.02 million as compared to $0.84 million for the six months ended June 30, 2020. The decrease was mainly due to the purchase of mask production lines in the same period in 2020.

Financing Activities

Cash flow generated by financing activities was $0.4 million in the six months ended June 30, 2021, as compared to $1.9 million in the six months ended June 30, 2020. The financing activities that occurred in the six months ended June 30, 2021 were primarily borrowing from related party.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2021 and December 31, 2020, Helpson’s net assets totaled $4,437,000 and $5,777,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 and $8,145,000 as of June 30, 2021 and December 31, 2020, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts for 184% and 141% of its total net assets.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”)’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 13, 2021	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2021	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).