Form 10-Q
period 2021-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2021-11-12
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 47,339,557 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$458,831	$957,653
Banker’s acceptances	-	53,736
Trade accounts receivable, less allowance for doubtful accounts of $18,253,945 and $18,150,493, respectively	444,271	501,892
Other receivables, less allowance for doubtful accounts of $29,968 and $22,320, respectively	50,013	27,652
Advances to suppliers	41,518	2,238
Inventory	3,073,834	3,705,119
Prepaid expenses	72,805	73,668
Total Current Assets	4,141,272	5,321,958

Property, plant and equipment, net	13,740,444	15,564,200
Operating lease right of use asset	146,759	49,687
Intangible assets, net	154,820	182,146
TOTAL ASSETS	$18,183,295	$21,117,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$599,703	$1,234,594
Accrued expenses	227,416	177,359
Other payables	1,733,128	2,748,208
Advances from customers	420,039	719,786
Borrowings from related parties	3,057,272	2,134,428
Operating lease liability	82,851	52,070
Construction loan facility	-	2,298,886
Current portion of lines of credit	4,332,809	2,038,345
Total Current Liabilities	10,453,218	11,403,676
Non-current Liabilities:
Lines of credit, net of current portion	-	904,228
Operating lease liability, net of current portion	64,767
Deferred tax liability	810,462	805,556
Total Liabilities	11,328,447	13,113,460
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 47,339,557 shares and 45,579,557 shares issued and outstanding, respectively	47,340	45,580
Additional paid-in capital	25,645,367	24,452,684
Retained deficit	(31,257,936)	(28,839,179)
Accumulated other comprehensive income	12,420,077	12,345,446
Total Stockholders’ Equity	6,854,848	8,004,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,183,295	$21,117,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue	$1,978,627	$2,400,667	$6,752,557	$7,935,345
Cost of revenue	2,275,023	2,353,471	6,705,223	6,543,912

Gross profit	(296,396)	47,196	47,334	1,391,433

Operating expenses:
Selling expenses	134,292	654,090	958,105	1,707,827
General and administrative expenses	301,970	290,586	1,040,726	1,001,590
Research and development expenses	21,374	37,628	264,916	116,491
Bad debt (benefit) expense	8,372	17,386	(4,593)	42,314
Total operating expenses	466,008	999,690	2,259,154	2,868,222

Loss from operations	(762,404)	(952,494)	(2,211,820)	(1,476,789)

Other income (expense):
Interest income	638	3,665	1,623	5,263
Interest expense	(64,903)	(61,067)	(208,560)	(186,214)
Net other expense	(64,265)	(57,402)	(206,937)	(180,951)

Loss before income taxes	(826,669)	(1,009,896)	(2,418,757)	(1,657,740)
Income tax expense	-	-	-	-
Net loss	(826,669)	(1,009,896)	(2,418,757)	(1,657,740)
Other comprehensive income (loss) - foreign currency translation adjustment	(37,499)	470,445	74,631	279,209
Comprehensive loss	$(864,168)	$(539,451)	$(2,344,126)	$(1,378,531)
Loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Weighted average shares outstanding	46,000,427	43,579,557	45,721,389	43,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601
Net loss for the three months ended March 31, 2020	-	-	-	(660,897)	-	(660,897)
Foreign currency translation adjustment	-	-	-	-	(197,032)	(197,032)
Balance, March 31, 2020	43,579,557	43,580	23,590,204	(26,633,299)	11,379,187	8,379,672
Net income for the three months ended June 30, 2020	-	-	-	13,053	-	13,053
Foreign currency translation adjustment	-	-	-	-	5,796	5,796
Balance, June 30, 2020	43,579,557	43,580	23,590,204	(26,620,246)	11,384,983	8,398,521
Net loss for the three months ended September 30, 2020	-	-	-	(1,009,896)	-	(1,009,896)
Foreign currency translation adjustment	-	-	-	-	470,445	470,445
Balance, September 30, 2020	43,579,557	$43,580	$23,590,204	$(27,630,142)	$11,855,428	$7,859,070

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	45,579,557	45,580	$24,452,684	$(28,839,179)	$12,345,446	$8,004,531
Net loss for the year	-	-	-	(767,327)	-	(767,327)
Foreign currency translation adjustment	-	-	-	-	(71,325)	(71,325)
Balance, March 31, 2021	45,579,557	45,580	24,452,684	(29,606,506)	12,274,121	7,165,879
Net loss for the three months ended June 30, 2021		-	-	(824,761)	-	(824,761)
Foreign currency translation adjustment		-	-	-	183,455	183,455
Balance, June 30, 2021	45,579,557	45,580	24,452,684	(30,431,267)	12,457,576	6,524,573
Stock option compensation			15,243			15,243
Issuance of common stock in lieu of compensation	1,760,000	1,760	1,177,440			1,179,200
Net loss for the three months ended September 30, 2021	-	-	-	(826,669)	-	(826,669)
Foreign currency translation adjustment	-	-	-	-	(37,499)	(37,499)
Balance, September 30, 2021	47,339,557	$47,340	$25,645,367	$(31,257,936)	$12,420,077	$6,854,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,418,757)	$(1,657,740)
Depreciation and amortization	2,377,104	1,978,363
Bad debt (benefit) expense	(4,593)	42,314
Stock option compensation	15,243	-
Inventory write off	148,386	-
Changes in assets and liabilities:
Trade accounts and other receivables	(151,872)	(366,385)
Advances to suppliers	(39,352)	(103,701)
Inventory	756,090	561,139
Trade accounts payable	(643,797)	(399,363)
Other payables and accrued expenses	208,210	(126,930)
Change in bankers’ acceptance notes payable	-	(109,663)
Advances from customers	(304,787)	119,199
Prepaid expenses	6,399	(314,361)
Net Cash Used in Operating Activities	(51,726)	(377,128)

Cash Flows from Investing Activities:
Purchases of property and equipment	(430,999)	(1,099,878)
Net Cash Used in Investing Activities	(430,999)	(1,099,878)

Cash Flows from Financing Activities:
Payments of construction term loan	(2,317,879)	(2,145,389)
Payments of line of credit	(2,441,499)	-
Borrowings and interest from related party	1,172,244	162,090
Repayments to related party	(251,876)	(77,530)
Proceeds from lines of credit	3,816,774	2,695,087
Net Cash (Used In) Provided By Financing Activities	(22,236)	634,258

Effect of Exchange Rate Changes on Cash	6,139	4,472
Net Increase in Cash, Cash Equivalents and Restricted Cash	(498,822)	(838,276)
Cash and Cash Equivalents at Beginning of Period	957,653	1,184,887
Cash, Cash Equivalents and Restricted Cash at End of Period	$458,831	$346,611

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$173,157	$176,055

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$195,032	$394,393
Inventory purchased with banker’s acceptances	249,212	402,582
Right-of-use assets obtained in exchange for operating lease obligations	168,087	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2021, the Company had cash and cash equivalents of $0.5 million and an accumulated deficit of $31.3 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,702,705 at September 30, 2021 to provide working capital and enable the Company to make the required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

Loss Per Share - Basic loss per share is calculated by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares, including unvested stock, had been issued and if the additional common shares were dilutive.

The potentially dilutive common shares related to the option to purchase 65,000 shares of common stock are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$1,836,288	$2,081,745
Work in process	442,022	662,999
Finished goods	795,524	960,375
Total Inventory	$3,073,834	$3,705,119

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Permit of land use	$434,310	$431,681
Building	10,085,357	10,024,303
Plant, machinery and equipment	29,607,584	29,018,708
Motor vehicle	331,668	329,660
Office equipment	273,616	259,175
Total	40,732,535	40,063,527
Less: accumulated depreciation	(26,992,091)	(24,499,327)
Property, plant and equipment, net	$13,740,444	$15,564,200

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $966,956 and $664,400 for the three months ended September 30, 2021 and 2020, respectively and $2,348,606 and $1,951,986 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the nine months ended September 30, 2021 and 2020 and no costs were reclassified from advances to intangible assets during the nine months ended September 30, 2021 and 2020, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $9,501 and $8,893 for the three months ended September 30, 2021 and 2020, respectively and $28,498 and $26,377 for the nine months ended September 30, 2021 and 2020, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the nine months ended September 30, 2021 and 2020.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	September 30,	December 31,
	2021	2020
Gross carrying amount	$5,205,330	$5,173,818
Accumulated amortization	(5,050,510)	(4,991,672)
Net carrying amount	$154,820	$182,146

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	September 30,	December 31,
	2021	2020
Compensation payable to officer	645,328	$1,815,990
Compensation and interest to related party	$404,646	$382,486
Business taxes and other	683,154	549,732
Total Other Payables	$1,733,128	$2,748,208

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of September 30, 2021 and December 31, 2020 which is recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended September 30, 2021 and 2020 was $3,386 and $3,386, respectively and $10,159 and $10,159 for the nine months ended September 30, 2021, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $404,646 and $382,486 as of September 30, 2021 and December 31, 2020, respectively.

The Company received advances totaling $1,147,192 and repaid $251,334 of the advances during the nine months ended September 30, 2021 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,702,705 and $779,861 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021 and further extended to July 9, 2022 on identical terms. Total interest expense related to the loan for the three months ended September 30, 2021 and 2020 was $7,526 and $7,282, respectively and $22,576 and $21,846 for the nine months ended September 30, 2021 and 2020, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $645,328 and $1,815,990 as of September 30, 2021 and December 31, 2020, respectively. As discussed more fully in Note 12, an aggregate of $1,179,200 of compensation was converted into a total of 1,760,000 shares of common stock at the market price of $0.67 per share from the Company’s 2010 Long-Term Incentive Plan, as amended.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of September 30, 2021 and December 31, 2020, the Company had no outstanding banker’s acceptance notes payable.

NOTE 8 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on each of the July 10 anniversary dates since inception.  The loan required interest only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. During the nine months ended September 30, 2021, the Company made the remaining principal payments due under the loan in the amount of $2,317,879 (RMB 15,000,000). On September 18, 2021 the Company entered into a new line of credit with the same bank as discussed below.

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the three months ended September 30, 2021 and 2020 was $10,907 and $10,420, respectively. Total interest expense under this facility for the Nine months ended September 30, 2021 and 2020 was $34,424 and $15,410, respectively. The Company repaid RMB 1,100,000 (approximately $0.17 million) during the nine months ended September 30, 2021 as per the repayment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the three months ended September 30, 2021 and 2020 was $13,390 and $11,372, respectively. Total interest expense for the nine months ended September 30, 2021 and 2020 was $40,281 and $11,372, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September, 2021 the Company repaid the line of credit in full, Also in September, 2021 the Company entered into a new line a credit in the amount of RMB 3,200,000 ((approximately $0.8 million) on the same terms. The line of credit is due on September 2, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended September, 2021 and 2020 was $5,440 and $377, respectively. Total interest for the nine months ended September, 2021 and 2020 was $16,689 and $377, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

On July 12, 2021, the Company obtained a short-term loan of RMB 3 million (approximately US$460,000) from Haikou HaiHongXin microfinance Co., Ltd., with a monthly interest rate of 1.5%. The company paid off the loan in September 2021. The total interest paid on this loan is RMB103550 (approximately USD 16,000) for the three and nine months ended September 30, 2021. This loan is guaranteed by Haikou Financing Guarantee Company.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit is due September 18, 2022. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest for the three months ended September, 2021 and 2020 was $5,697 and $0, respectively. Total interest for the nine months ended September, 2021 and 2020 was $5,697 and $0, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of September 30, 2021 are as follows:

Year	Lines of Credit	Construction Loan Facility	Total
2022	$4,332,809	$-	$4,332,809
	$4,332,809	$-	$4,332,809

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of September 30, 2021 and December 31, 2020 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended September 30, 2021 and 2020, operating lease cost was $22,195 and $23,127, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $23,327 and $24,581, respectively. For the nine months ended September 30, 2021 and 2020, operating lease cost was $70,955 and $69,382, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $75,154 and $73,745, respectively. As of September 30, 2021 and December 31, 2020, the Company reported operating lease right of use assets of $146,759 and $70,733, respectively and operating use liabilities of $147,618 and $73,690, respectively. As of September 30, 2021, its operating leases had a weighted average remaining lease term of 1.73 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended September 30:

2022	$88,075
2023	66,056
Total undiscounted cash flows	154,131
Less: Imputed interest	(6,513)
147,618
Less: Operating lease liabilities, current portion	(82,851)
Operating lease liabilities, net of current portion	$64,767

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

There was no provision for income taxes for the three and nine months ended September 30, 2021 and 2020, respectively due to continued net losses of the Company.

As of September 30, 2021, the Company had net operating loss carryforwards for PRC tax purposes of approximately $40.4 million which are available to offset any future taxable income through 2026. Approximately $20.1 million of these carryforwards will expire in December 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $7.0 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $1.9 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2021 and December 31, 2020.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $28,412,653 and $27,666,557 as of September 30, 2021 and December 31, 2020, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at September 30, 2021 and December 31, 2020. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

Fair Value Measurements at Reporting Date Using
Description	September 30, 2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$53,736	$-	$53,736	$-
Total	$53,736	$-	$53,736	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at September 30, 2021 and December 31, 2020.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the shareholders on December 19, 2019. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 4,000,000 shares of common stock. Through September 30, 2021, there were 3,935,000 shares of stock and stock options granted and outstanding under the Plan.  A total of 65,000 options were outstanding as of September 30, 2021 under the Plan. As such, there are no additional shares available for issuance under the Plan.

On September 9, 2021 the Company issued an aggregate of 1,760,000 fully vested shares of common stock at the price of $0.67, representing the closing market price on that date to its Chairperson, Chief Executive Officer and Interim Chief Financial Officer under the Plan, as amended, to partially offset certain unpaid cash compensation totaling $1,179,200.

Also on September 9, 2021 the Company issued an option to purchase 65,000 shares of common stock at an exercise price at $1.47 per share, under the Plan. The Option vests immediately and expires on September 9, 2024. The fair value of the options granted of $15,243 was calculated using the Black-Scholes option valuation model using the closing market price of $0.67 per share, volatility of 118.4%, risk free interest rate of 0.75% and an expected life of 1.5 years. The value was charged to General and administrative expenses on the accompanying Statement of Operations for the three and nine months ended September 30, 2021.

As of September 30, 2021, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

NOTE 13 – REVENUE

The following table summarizes the Company’s revenues disaggregated by revenue source and geography based on the Company’s PRC based business locations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic Pharmaceuticals	$1,978,627	$2,400,667	$6,752,557	$6,234,237
Export Medical Test Kits	-	-	-	1,701,108
	$1,978,627	$2,400,667	$6,752,557	$7,935,345

There were no sales of medical test kits within the PRC.

NOTE 14 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the nine months ended September 30, 2021, no customer accounted for more than 10% of sales and three customers accounted for 52.2%, 11.2% and 10.2% of accounts receivable. Three suppliers accounted for 27.3%, 16.1%and 13.0% of raw material purchases, and three different products accounted for 29.2%, 19.1% and 14.7% of revenue.

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

China’s consistency evaluation of generic drugs had continued to proceed in the third quarter of 2021. The supporting policies from central and provincial governments have been constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of facilitating the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progress in terms of the consistency evaluation. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We plan to submit application documents to NMPA in the near future.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for an existing product’s consistency evaluation and to cope with the changing macro environment of drug sales in China. On one hand, since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, five rounds of CP activities had been carried out by June 2021, which significantly reduced the price of the drugs that won the bids. On the other hand, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above before making decisions for any products.

In addition, we continue to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry will reach more than RMB 8 trillion by 2020, and RMB 16 trillion by 2030. This industry focuses on people’s daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care of the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018, wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. The impact of COVID-19 has continued. Masks and sanitizers have become long-time anti-epidemic materials. We have sufficient production capacity for medical masks, surgical masks and KN95 masks, which meets the personal needs for protection against the epidemic outbreak.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Market Trends

As a generic drug company, we are presented with a huge domestic market. We believe that through further upgrades and consistency evaluations, we will be able to meet the European and American production standards, which will enable us to export our products to overseas markets. In the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the CP’s winning enterprise has a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation transformation. On a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. We believe that there is a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

In addition, the Office of the State Council issued “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing an MAH to produce pharmaceuticals itself or to consign production to other pharmaceutical manufacturers. This policy not only transitions our production practices to meet the European and United States standards by separating drug approval and production qualifications, thereby changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy.

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

Results of operations for the three months ended September 30, 2021

Revenue

Revenue decreased by 17.6% to $2.0 million for the three months ended September 30, 2021, as compared to $2.4 million for the three months ended June 30, 2020. This decrease was mainly due to the expansion of the scope of national centralized drug purchases and the related price reduction.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Net	%
Product Category	2021	2020	Change	Change
CNS Cerebral & Cardio Vascular	0.56	0.63	-0.07	-10%
Anti-Viral/ Infection & Respiratory	0.92	1.18	-0.26	-22%
Digestive Diseases	0.10	0.13	-0.03	-23%
Other	0.39	0.46	-0.07	-15%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $0.92 million in the three months ended September 30, 2021, which represented a decrease of $0.26 million as compared to $1.18 million in the three months ended September 30, 2020. This decrease was mainly due to the decrease in sales of Cefaclor Dispersible Tablets.

“CNS Cerebral & Cardio Vascular” product category generated $0.56 million in sales revenue in the three months ended September 30, 2021 compared to $0.63 million for the same period a year ago, which represented a decrease of $0.07 million. This decrease was mainly due to the decrease in sales of Alginic Sodium Diester Injection.

“Others” product category generated $0.39 million in sales revenue in the three months ended September 30, 2021 compared to $0.46 million for the same period a year ago, which represented a decrease of $0.07 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection.

Our “Digestive Diseases” product category generated $0.10 million and $0.13 million in the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,
Product Category	2021	2020
CNS Cerebral & Cardio Vascular	28%	26%
Anti-Viral/ Infection & Respiratory	47%	49%
Digestive Diseases	5%	5%
Other	20%	19%

For the three months ended September 30, 2021, revenue breakdown by product category showed a few changes to that of the same period in 2020. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 47% and 49% of total sales in the three months ended September 30, 2021 and 2020, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 28% and 26% of total revenue in the three months ended September 30, 2021 and 2020, respectively. The “Digestive Diseases” product category represented both 5% of total revenue in the three months ended September 30, 2021 and 2020, respectively. The “Other” product category represented 20% and 19% of revenues in the three months ended September 30, 2021 and 2020, respectively.

Cost of Revenue

For the three months ended September 30, 2021, our cost of revenue was $2.3 million, or 115% of total revenue, comparing to $2.4 million, or 98% of total revenue, for the same period in 2020. The increase in the proportion of costs to revenue is mainly due to the decline in revenue.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2021 was $(0.30) million, as compared to $0.05 million during the same period in 2020. Our gross profit margin in the three months ended September 30, 2021 was -15% as compared to 2% during the same period in 2020. The decrease in our gross profit margin was a result of the decline in revenue for this quarter.

Selling Expenses

Our selling expenses for the three months ended September 30, 2021 and 2020 were $0.13 million and $0.65 million, respectively. Selling expenses accounted for 6.8% of the total revenue in the three months ended September 30, 2021, as compared to 27.2% during the same period in 2020. Because of adjustments in our sales practices and Chinese national centralized drug procurement, we reduced selling expenses to efficiently support our sales and the collection of accounts receivable. Especially in the context of the increasing impact of centralized drug procurement, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses were $0.30 million and $0.29 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses accounted for 15.3% and 12.1% of our total revenues in the three months ended September 30, 2021 and 2020, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2021 were $0.02 million, as compared to $0.04 million in the same period in 2020. Research and development expenses accounted for 1.1% and 1.6% of our total revenues in the three months ended September 30, 2021 and 2020, respectively. These expenditures were mainly used for the consistency evaluations of our existing products.

Bad Debt Expenses

Our bad debt expense for the three months ended September 30, 2021 was $8,372, as compared to $17,386 for the same period in 2020.

Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.06 million as of September 30, 2021 and December 31, 2020, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
1 - 180 Days	2.0%	4.0%
180 - 360 Days	0.3%	0.6%
360 - 720 Days	0.3%	0.5%
> 720 Days	97.4%	94.9%
Total	100.0%	100.0%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $18.3 million as of September 30, 2021 and $18.2 million as of December 31, 2020. The changes in the allowances for doubtful accounts during the three months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	2021	2020
Balance, Beginning of Period	$18,316,990	$17,342,097
Accounts Receivable Write-off	0	(85,549)
Bad debt expense	8,372	17,386
Foreign currency translation adjustment	(71,417)	683,687
Balance, End of Period	$18,253,945	$17,957,621

Loss from Operations

Our operating loss for the three months ended September 30, 2021 was $0.8 million, compared to $1.0 million during the same period in 2020.

Net Interest Expense

Net interest expense was both $0.06 million for the three months ended September 30, 2021 and 2020, respectively.

Net Loss

Net loss for the three months ended September 30, 2021 was $0.8 million, as compared to $1.0 million for the same period a year ago. The improvement in net loss was mainly the result of the decrease in selling expenses in the three months ended September 30, 2021.

Loss per basic and diluted common share was both $0.02 for the three months ended September 30, 2021 and 2020, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 47,339,557 for the three months ended September 30, 2021, and 43,579,557 for the three months ended September 30, 2020.

Results of operations for the nine months ended September 30, 2021

Revenue

Revenue was $6.8 million and $7.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Set forth below are our revenues by product category in millions (USD) for the nine months ended September 30, 2021 and 2020, respectively, excluding the one-time revenue from the trading of COVID-19 testers during such period:

	Nine Months Ended September 30,		Net	%
Product Category	2021	2020	Change	Change
CNS Cerebral & Cardio Vascular	1.93	1.45	0.48	34%
Anti-Viral/ Infection & Respiratory	3.50	3.33	0.17	5%
Digestive Diseases	0.27	0.29	-0.02	-8%
Other	1.01	1.18	-0.17	-15%

The most significant revenue increase in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular”, which generated $1.93 million in sales revenue in the nine months ended September 30, 2021 compared to $1.45 million in the same period a year ago, an increase of $0.48 million. This increase was mainly due to sales increase of Alginic Sodium Diester Injection.

Sales of our “Anti-Viral/ Infection & Respiratory” product category, which generated $3.50 million in sales revenue in the nine months ended September 30, 2021 compared to $3.33 million in the same period a year ago, represented an increase of $0.17 million that was mainly caused by foreign currency exchange gains.

Sales of our “Digestive Diseases” product category generated $0.27 million and $0.29 million in the nine months ended September 30, 2021 and 2020, respectively.

Sales of “Other” product category generated $1.01 and $1.18 million in sales revenue in the nine months ended September 30, 2021 and 2020, respectively. The decrease was mainly caused by the decrease in sales of vitamin B6.

	Nine Months Ended September 30,
Product Category	2021	2020
CNS Cerebral & Cardio Vascular	29%	23%
Anti-Viral/ Infection & Respiratory	52%	53%
Digestive Diseases	4%	5%
Other	15%	19%

For the nine months ended September 30, 2021, revenue breakdown by product category remained similar to that of the same period in 2020. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 52% and 53% of total sales in the nine months ended September 30, 2021 and 2020, respectively. The “CNS Cerebral & Cardio Vascular” category represented 29% and 23% of total revenue in the nine months ended September 30, 2021 and 2020, respectively. The “Digestive Diseases” category represented 4% and 5% of total revenue in the nine months ended September 30, 2021 and 2020. And the “Other” category represented 15% and 19% of revenues in the nine months ended September 30, 2021 and 2020, respectively.

Cost of Revenue

For the nine months ended September 30, 2021, our cost of revenue was $6.7 million, or 99.3% of total revenue, comparing to $6.5 million, or 82.5% of total revenue, in the same period in 2020. The increase in cost of revenue was mainly caused by the increase in the price of some raw materials and overall packaging materials that meet the heightened environmental standards issued by the government. The increased percentage of cost to revenue was mainly due to (a) the impact of foreign trade of COVID-19 testers in the second quarter of 2020, which has a higher margin, and (b) impact of higher costs of pharmaceuticals.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2021 was $0.05 million, compared to of $1.4 million in the same period in 2020. Our gross profit margin in the nine months ended September 30, 2021 was 0.7% compared to 17.5% in the same period in 2020. The decrease in our gross profit margin was mainly a result of a one-time foreign trade of COVID-19 testers we completed in the second quarter of 2020, which has a higher margin. In addition, we experienced price drops for some major products during this period.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2021 and 2020 were $1.0 million and $1.7 million, respectively. Selling expenses accounted for 14.2% of the total revenue in the nine months ended September 30, 2021 compared to 21.5% in the same period in 2020.

General and Administrative Expenses

Our general and administrative expenses were both $0.74 million for the nine months ended September 30, 2021 and 2020, respectively. Our general and administrative expenses accounted for 15.4% and 12.6% of our total revenues in the nine months ended September 30, 2021 and 2020, respectively.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2021 and 2020 were $0.26 million and $0.12 million, respectively, representing an increase of $0.14 million compared to the same period of last year.

Bad Debt (Benefit) Expenses

Our bad debt benefit was $4,593 for the nine months ended September 30, 2021, and bad debt expense was $42,314 for the nine months ended September 30, 2020.

The changes in the allowances for doubtful accounts during the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended
	September 30,
	2021	2020
Balance, Beginning of Period	$18,150,943	$17,575,100
Accounts Receivable Write-off	0	(85,549)
Bad debt expense	(4,593)	42,314
Foreign currency translation adjustment	107,595	425,756
Balance, End of Period	$18,253,945	$17,957,621

Loss from Operations

Our operating loss for the nine months ended September 30, 2021 was $2.2 million, compared to $1.5 million in the same period in 2020.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2021 was $0.21 million, compared to $0.18 million for the same period in 2020.

Net Loss

Net loss for the nine months ended September 30, 2021 was $2.4 million, as compared to net loss of $1.7 million for the nine months ended September 30, 2020. The increase in net loss is mainly due to the continuous decline in the sales price of our main products, such as Cefaclor for the nine months ended September 30, 2021, and the continuous rise in the price of some main raw materials in our portfolio; on the other hand, there was a one-time foreign trade of COVID-19 testers with higher gross margin we completed in this period 2020.

For the nine months ended September 30, 2021, loss per basic and diluted common share was $0.05, compared to loss per basic and diluted common share of $0.04 for the nine months ended September 30, 2020.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 47,339,557 for the nine months ended September 30, 2021, and 43,579,557 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit, and advances from our Chairperson, Chief Executive Officer and Interim Chief Financial Officer. We received advances from the CEO totaling $1,147,192 and repaid $251,334 of the advances during the nine months ended September 30, 2021. Total amounts owed were $1,702,705 and $779,861 and are recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Our cash and cash equivalents were $0.5 million, representing 2.5% of our total assets, as of September 30, 2021, as compared to $1.0 million, representing 4.5% of our total assets as of December 31, 2020. All of the $0.5 million of cash and cash equivalents as of September 30, 2021 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 8,000,000 (approximately $1.2 million) has been advanced on December 31, 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit shall be repaid in installments semi-annually for two years from the date of the advance. The first repayment of RMB 500,000 (approximately $0.07 million) was made on October 20, 2020, the second repayment of RMB 300,000 (approximately $0.06 million) was made in January 2021, the third repayment of RMB 500,000 (approximately $0.08 million) was made in April 20, 2021, and the forth repayment of RMB 300,000 (approximately $ 0.05 million) was made in July 20, 2021, and the fifth repayment of RMB 500,000 (approximately $ 0.08 million) was made in October 20, 2021.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.3 million), all of which has been advanced. The loan bears interest at a rate of 4.05% per annum. The company fully repaid this RMB 8,500,000 (approximately $1.3 million) on June 21, 2021, and on June 25, 2021, entered into a new loan agreement with Bank of Communications with a one year term, and an annual interest rate of 4.17%.

In addition, we entered into an eight-year construction loan facility on September 21, 2013. The total construction loan facility amount was RMB 80 million (approximately $13 million), which had been fully utilized through May 7, 2014. As of December 31, 2020, the construction loan installments to be repaid within the next 12 months are approximately $2.3 million. The total balance of the construction loan facility was RMB 14 million ($2.2 million) as of June 30, 2021, which is all due within 12 months. On July 10, 2021, we fully repaid such principal of RMB 80 million (approximately $12.4 million) of the construction loans per the payback schedule. On September 18, 2021, the company signed a one-year loan agreement of RMB 10 million (about US $1.55 million) with the Bank of China, with an annual interest rate of 3.85%, with the company’s GMP preparation building and land as collateral, and our President and CEO, Ms. Zhilin Li provided a guarantee.

The Company also obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $344,098), and the remaining of RMB 856,660 (approximately $125,793) in October 2020 under this line. The loan bears interest at a rate of 4.50% per annum. The line of credit is due in one year on the anniversary date of the advance. The company paid off the loan of RMB 3.2 million on September 17, 2021, and obtained the loan on September 23, 2021. The maturity date of the new loan is September 22, 2022. On July 12, 2021, the Company obtained a short-term loan of RMB 3 million (approximately US$460,000) from Haikou HaiHongXin microfinance Co., Ltd., with a monthly interest rate of 1.5%. The company paid off the loan in September 2021. These factors raised substantial doubts about the Company’s ability to continue as a going concern. Cash flow generated from operating activities, lines of credit, and advances from our CEO were used to fund our daily operating expenses as well as the repayment of our loan facility.

Our net accounts receivable was $0.4 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.

Total inventory was $3.1 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively.

Although the Company obtained lines of credit in April, June, and September 2020, there can be no assurance that the Company will be able to achieve its future strategic to accelerate the launch of nutrition products raising substantial doubt about its ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital during the first nine months ended September 30, 2021, there can be no assurances that this will be the case in the future. We may seek debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.05 million in the nine months ended September 30, 2021, as compared to net cash used by operating activities of $0.37 million for the same period in 2020.

Our net accounts receivable was $0.4 million and $0.5 million as of September 30, 2021 and December 31, 2020.

Total inventory was $3.1 million, as of September 30, 2021, and $3.7 million as of December 31, 2020.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $0.43 million as compared to $1.10 million for the nine months ended September 30, 2020. The decrease was mainly due to the purchase of mask production lines in the same period in 2020.

Financing Activities

Cash flow used in financing activities was $0.02 million in the nine months ended September 30, 2021, as compared to $0.63 million generated in the nine months ended September 30, 2020. The financing activities that occurred in the nine months ended September 30, 2021 were primarily borrowing from and repayment to financial institutions, and loans from related parties.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2021 and December 31, 2020, Helpson’s net assets totaled $3,633,000 and $5,777,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 and $8,145,000 as of September 30, 2021 and December 31, 2020, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts is 224% and 141% of its total net assets.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2021.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021. Notwithstanding the aforementioned material weakness, management has concluded that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 12, 2021	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2021	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1	Form of Incentive Stock Option Grant Agreement (Incorporate by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021)

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)