Form 10-K
period 2021-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2022-03-30
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,436,172 as of June 30, 2021, based on the closing price of $0.72 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 22, 2022, was 47,339,557.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2021

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all of them have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA) based upon demonstrated safety and efficacy.

As of December 31, 2021, we manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

●	Basic generic drugs, which are common drugs in the PRC for which there is a very large market demand;

●	First-to-market generic drugs, which are generic western drugs that are new to the PRC marketplace; or

●	Modern Traditional Chinese Medicines, which are generally comprised of non-synthetic, plant-based medicinal compounds that have been widely used in the PRC for thousands of years. We apply modern production techniques to produce pharmaceutical products in different formulations, such as tablets, capsules or powders.

In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing this particular drug, the size of the market for that drug, the proposed or required method of distribution, the existing and expected pricing for that particular drug in the marketplace, the costs of manufacturing that drug, and the costs of acquiring or developing the formula for that drug. We believe that generic drugs we have always been selecting to manufacture have large addressable markets and higher profit margins relative to other generic drugs manufactured and distributed in the PRC.

In addition, we manufactured comprehensive healthcare products and protective products.

We currently own and operate two production facilities in Haikou, Hainan Province, PRC. One has a construction area of 663.94 square meters, the other factory has two buildings with production area of 20,282.42 square meters and 6,593.20 square meters. We implement quality control procedures in this facility in compliance with the PRC’s Good Manufacturing Practices, or GMP standards, and applicable NMPA regulations to ensure consistent quality in our products.

The NMPA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) on February 12, 2011 (effective as of March 1, 2011) (the “Year 2011 GMP Standards”). The Year 2011 GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the pharmaceutical products manufacturing industry in the PRC. All of our production lines: tablets, capsules, dry powder, liquid injectables, solid oral solution Cephalosporins (specifically designated), are in full compliance with the Year 2011 GMP Standards. A newly revised Drug Administration Law (the “New Law”) came into effect on December 1, 2019. The New Law cancelled the GMP certification but impose the pilot inspection mechanism in the event that if any production line(s) does not satisfy any pilot inspection under the New Law, the production on such production line(s) could be suspended.

We market and sell our products through 16 sales offices covering all major cities and provinces in the PRC. To comply with applicable Chinese laws relating to sales of prescription drugs to certain hospitals and clinics, we also use a distribution system comprised of over 1,000 independent provincial-level, city-level, and county-level distributors. Our sales system has further developed and expanded with the expansion of Chinese healthcare reform, and our 16 provincial offices deliver our products to basic health care institutions as well as tier two and tier three hospitals through the above mentioned distributors.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

According to the data of China’s National Bureau of statistics, the domestic pharmaceutical manufacturing industry achieved a revenue of RMB2,129 billion (approximately US$330 billion) and a net income of RMB452billion (approximately US$70 billion) in the first three quarters of 2021, which represented an increase of 24.4% and 80.6%, respectively, as compared to the numbers in the same period in the previous year. The high growth rate was mainly due to the low base effect due to COVID-19. If the compound growth rate of the last two years is used for analysis, the growth rates of revenue and net profit of China’s pharmaceutical manufacturing industry are 8.2% and 37.6% respectively, the industry has recovered to the growth level before the epidemic.

While fully enjoying the dividend of rigid demand, the development of the pharmaceutical industry is also under the pressure of medical insurance fee control. According to the data of China’s National Bureau of statistics, the proportion of China’s population over the age of 65 has increased from 7% in 2000 to 13.5% in 2020. With the gradual deepening of population aging, the demand continues to be strong, but the ensuing medical insurance pressure has also become the main theme of industrial policy changes in recent years.

On one hand, more and more people use medical insurance funds; on the other hand, fewer and fewer people pay premiums. Under this circumstance, population aging has become one of the main factors aggravating the imbalance of medical insurance fund. According to The Statistical Bulletin on The Development of National Medical Security in 2020 issued by China’s National Bureau of statistics, the number of people participating in national basic medical insurance reached 1.36 billion in 2020, and the participation rate remained stable at more than 95%. According to the national medical security plan for the 14th five-year-plan issued by the General Office of the State Council of China on September 29, 2021, personal health expenditure occupied 27.7% of the total health expenditure in 2020, and it is planned to be reduced to 27% in 2025. This means that the vast majority of medical and health expenditure is being borne by the government and society. Under the background of medical insurance adjustment, domestic drug sales have also experienced great changes. The use of adjuvant drugs has gradually fallen out of favor, giving up the share of medical insurance funds for specialized drugs and tumor drugs with more clinical efficacy. Under such policies, pharmaceutical enterprises have to carry out innovation and transform. And the overall environment of deepening medical reform has greatly reduced the profits of generic pharmaceutical enterprises in China.

China National Healthcare Security Administration (“NHSA”) has gradually promoted volume-based procurement for the entire national market, therefore, pharmaceutical manufacturers have greatly reduced the price in order to win the bid. Since the start of procurement in 4 + 7 cities in 2018, there have been six rounds of practices, showing the following trend:

The market scale gradually expanded: from 11 pilot cities to 31 provincial regions in China.

The number and category of drugs involved increased: each batch expanded from about 30 in the early stage to about 60.

Drug prices dropped significantly: the total purchase amount of six batches of centralized procurement exceeded RMB200 billion, with an average price drop of more than 50%. This significantly reduced the price of drugs, thus materially cutting the expenditure of medical insurance funds.

In addition, we also observed that the medical demand and consumption level have continued to improve in recent years, and the value of high-quality medicine with innovation and consumption attributes has become prominent. These include: China’s State Council issued Some Policies and Measures on Accelerating The Characteristic Development of Traditional Chinese Medicine in February 2021. This policy proposes to follow the development law of traditional Chinese medicine (TCM);conscientiously sum up the experience and practice in preventing and treating of COVID-19 using TCM; promote the complementary and coordinated development of TCM and Western medicine.

Impact from the New Coronavirus Global Pandemic (“COVID-19”)

COVID-19 has been raging around the world for more than two years since its outbreak in late 2019. Based on its characteristics of high infectivity and low mortality, the epidemic around the world has tended to recur and rebound in the past two years. On the whole, the form of COVID-19’s prevention and control is still quite grim. Obviously, the epidemic has had a far-reaching impact on the development of the global pharmaceutical industry.

So far, the epidemic situation in China has been well controlled, and the number of new confirmed cases overseas has continued to recur. Recently, due to overseas influence, the domestic epidemic situation in China has shown a trend of local distribution; while on the whole, it can be prevented and controlled. The number of confirmed cases has always remained relatively low, and the long-term prevention and control effect is remarkable. China’s National Health Commission reported on February 24, 2022 that the number of vaccinations of COVID-19 vaccine in China exceeded 3.1 billion. The COVID-19 vaccines are widely vaccinated in China, and the immune barrier has been preliminarily formed.

Looking ahead, the organic combination of “prevention” and “treatment” is the key to controlling the continuous fermentation of the epidemic worldwide. It mainly depends on:

1. From the perspective of prevention and control: physical protection (quarantine) and vaccination have built an extensive barrier, which has greatly reduced the “spillover” of local epidemic situations;

2. Treatment perspective: neutralizing antibodies have significantly benefited the clinical patients with mild to moderate coronary syndrome, and the small molecule COVID-19 that have successively demonstrated excellent clinical efficacy are expected to alleviate the huge pressure on medical resources.

Consistency Evaluation for Generic Drugs

The “consistency evaluation of generic drugs” (“Evaluation”) refers to the evaluation of generic drugs that were approved for market, for the consistency with the quality and efficacy of the original drug. The goal is for generic drugs to achieve the same level of quality and efficacy as the original drugs and to replace the original drugs in clinical use. This can not only save medical expenses, but also improve the development of the pharmaceutical industry, and to ensure the safety and effectiveness of public drug use.

In early stage, China’s generic pharmaceutical enterprises were mixed, the State issued a notice on the Evaluation of generic drugs in 2013, and formally started to promote this Evaluation in 2015. In 2018, a few drugs passed the Evaluation. The health insurance started drug procurement on the basis of the drugs passed the Evaluation.

On January 17, 2019, the State Council released the “Pilot Program for the Centralized Procurement and Use of Drugs by the State Organization” (“the Program”). According to the plan, the trial drugs are selected from the generic drugs that have passed the consistency evaluation, and the state organizes the centralized purchase of drugs to reduce the drug price and reduce the burden of drug expenses on patients. The national centralized procurement document also clearly requires that the participating generic products must pass the Evaluation. With the continuous promotion of the Evaluation, since the start of mass procurement in the 4+7city in 2018, six rounds of mass procurement have been carried out so far. The first five batches of procurement involved a total of 218 drugs, with an average price reduction of 52-59%, focusing on chemical drugs; the sixth batch procurement focused on insulin, with an average reduction of 48%.

Our company has actively promoted the Evaluation process of several important products in 2021.

The PRC’s medical insurance system

Medicare is the largest purchaser of medical services in China. Entering the Medicare catalogue will greatly help speed up the large-scale sales of drugs. China’s medical insurance catalogue used to be adjusted every five years. After the establishment of the NHSA in May 2018, it was adjusted every two years. The frequency of products entering the medical insurance catalogue has greatly accelerated. Facing the increasing demand for medical and health care and the increasing pressure of medical insurance, how to make efficient use of medical insurance funds has become the focus of medical insurance catalogue adjustment in recent years. As can be seen from the adjustment over the years:

1.	The coverage of medical insurance catalogue continued to be increased. According to the data of the Chinese government network, the number of drugs in the medical insurance catalogue increased from 2196 in 2009 to 2800 in 2020.

2.	Encourage innovation. Since 2016, China has conducted five national dynamic medical insurance negotiations, and many innovative drugs have been rapidly and massively sold through medical insurance negotiations. According to the medical insurance catalogue released by the China National Medical Security Bureau and the Ministry of Human Resources and Social Security, the number of successful negotiations increased from 3 in 2016 to 119 in 2020.

3.	Pay equal attention to both TCM and Western medicine treatment. In the national medical insurance catalogue over the years, the number of TCM products has always accounted 40% - 50%, which fully reflects the importance of TCM.

Medical insurance cost control is the background of the current policy. From the perspective of both income and expenditure of medical insurance, payment standards improve slowly, and the population of people purchasing premiums may continue to decline with the change of population structure. With the continuing of aging population, the demand for medical care of the elderly population has increased. In order to reduce the pressure of medical insurance fund and promote rational drug use, the China National Health Commission (NHC) and NHSA have issued a series of policies and measures, including:

Strict control of adjuvant drugs: in 2019, the China National Health Commission issued The First Batch of National Key Monitored Rational Drug Use Drug Catalogue, so as to reduce the use of adjuvant drugs and apply more medical funds for drugs with rigid demand.

Cancel local supplement: before the establishment of the NHSA, all provinces can supplement and adjust the Category B Reimbursement Drug List of Medical Insurance. In August 2019, the NHSA issued a document requiring the cancellation of the provincial supplementary list, and it is required to be completed within three years. It ensures that all authorities for the adjustment of the medical insurance catalogue are controlled by the State, to reduce the occupation of medical insurance funds by local governments.

National centralized procurement of drugs: the intermediate link of drug sales leads to a huge difference between the factory price and the terminal price. The NHSA has started the centralized procurement of drugs since 2019. As long as the pharmaceutical company wins the bid, the sales volume is guaranteed, and the intermediate link is eliminated. Up to now, six rounds of national centralized procurement have been carried out, and the average drug price has decreased by more than 50%, saving hundreds and billions of medical insurance funds.

We believe that under the background of national medical insurance cost control, centralized procurement of drugs and medical insurance negotiation should be the new norm.

Centralized Procurement of Drugs (CPD)

At present, six rounds of CPD have been carried out, showing the following trend:

The scope has been gradually expanded: from 11 pilot cities to 31 provincial administrative regions, from public hospitals to military hospitals, and private hospitals and medical insurance pharmacies are encouraged to participate.

Increase in the number of drugs: from about 30 in the early stage to about 60. The drugs participated in the early stage were mainly oral dosage, while there were 30 injection medical products included in the fifth round.

According to the data of Southwest Securities Research Center, as of December 2021, six batches of centralized procurement have covered 234 drugs, involving an amount of about RMB240 billion (approximately US$37 billion), accounting for about 30% of the purchase fund of chemical and biological drugs in public medical institutions. Almost all the core generic drugs of domestic pharmaceutical companies have been covered.

On November 4, 2021, NHSA issued The Notice On Doing A Good Job In The Succession Work After The Expiration Of The National Organization Drug Centralized Procurement Agreement, so as to ensure the smooth succession after the expiration of the procurement agreement.

Our Strategy

We believe that the pursuit of innovation is imperative for providing the basic medical solutions needed by the majority of patients. We are passionate about protecting human health, and we always adhere to the highest standards of ethics and integrity to fulfill our firm commitment to our customers and patients.

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. With China’s per capita GDP exceeding US$12,000 in 2021, consumption structure upgrade, and the establishment of a high-quality health care system has become one of the most important tasks. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. We launched several Epidemic prevention products such as wash-free sanitizers and various types of masks since the outbreak of COVID-19 at year end 2019. In addition, we continue to explore comprehensive healthcare market after the launch of Noni enzymes in 2018.

Consistency evaluation of our current existing major products will be the focus of our strategy in the near future. The consistency evaluation of generic drugs will improve Chinese generic drugs quality and eliminate unqualified enterprises, so that high-quality generic drug companies are expected to benefit from it. Consistency evaluation, together with the centralized drug procurement, are optimizing the competitive landscape of the Chinese pharmaceutical industry. We believe that the market space and growth potential for Chinese generic drugs are huge.

A series of medical reform policies introduced in recent years has profound and far-reaching impact on pharmaceutical companies. Therefore, early considerations of the transformation and upgrading, as well as product positioning become very important. Based on more than twenty-year experience in R&D, production and marketing experiences, and our market insights, we have decided to gradually adjust our strategy to produce generic and innovative drugs with high value in pharma-economics, good clinical efficacy and market differentiation. These include drugs that treat chronic diseases prevalent in China, such as geriatric diseases, cancers, and nutritional products.

In addition, as another direction of strategic development, we will actively explore connectivity on the Internet. After the advent of the Internet era, marketing is no longer a vertical down logical relationship, but a decentralized form of interconnection. We will take the initiative to learn, participate, and put our products to the online market, to achieve online and offline connectivity of a complete ecological system.

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

Exploring on the consumption healthcare market. Consumption healthcare generally refers to products or services that have certain medical features and can bring health improvement to consumers, but are mainly paid by individuals (less dependent on medical insurance) and have brand effect. We have observed that it has become a high growth field in recent years. It is not limited by medical insurance, and has low penetration rate and high growth. It covers the fields of consumption of traditional Chinese medicine, physical examination, health care, rehabilitation and so on. We will continue to actively explore this niche market.

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

Explore CDMO services. Since the State Council of China issued The Pilot Scheme of Drug Marketing License Holder System in 2016, we have been actively exploring the CDMO market, especially in the field of high-end manufacturing. We will focus on developing CDMO of pharmaceutical preparations required in the whole life cycle from preclinical, clinical trials, scale-up manufacturing to drug marketing. Make full use of our more than two decades of whole process experience in China’s pharmaceutical industry to engage in pharmaceutical formula research, development, NMPA production application, industrialization and commercialization. We strive to achieve internal and external coordination and complement each other’s resources and advantages.

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

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2021 and 2020, excluding the one-time revenue approximately $1.7 million of from the trading of COVID-19 testers for the year ended December 31, 2020:

	Twelve Months Ended
	December 31,
	2021	2020	Net Change
Product Category	(in millions)	(in millions)	(in millions)	% Change
CNS Cerebral & Cardio Vascular	$2.68	$2.03	0.65	32%
Anti-Viral/ Infection & Respiratory	$5.22	$5.13	0.09	2%
Digestive Diseases	$0.37	$0.40	-0.02	-6%
Other	$1.37	$1.58	-0.21	-13%
Total	$9.64	$9.13	0.51	6%

Due to the nature of the pharmaceutical industry, we continually strive to change our product portfolio to respond to changes in market demand. Based on a foundation established by a number of our widely-recognized prescription products, such as Cefaclor and Roxithromycin, we have launched and will continue to launch a variety of pharmaceuticals. The core criteria for our selection of potential pipeline products is strong market demand, proven efficacy, and safety. In an effort to gain an advantage in the marketplace, we often seek to improve the production process of the new generic products we elect to manufacture or to improve the quality of a proposed product to increase its efficacy.

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

Product Development

Research & development and innovation represent the core competitive advantage for a company’s sustainable growth. For pharmaceutical companies, products with proprietary intellectual property are not only strategic resources for comprehensive strength, but also important tools to engage in social responsibility. We have been focusing on the research and development of both first generic drugs and innovative drugs. Additionally, we also have actively worked to meet unfulfilled medical needs by sticking to a market-oriented approach and continuously improving the effectiveness and ease of use of our drugs, which are supported by our well-designed system for intellectual property management.

The PRC State Council issued “Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs” on March 5, 2016, requiring all manufacturers of generic chemical pipeline products to carry out Consistency Evaluations before they may obtain final registration approval. Drugs failing to meet these requirements may not be re-registered.

Currently, due to this newly issued NMPA production approved standards and experimental requirements, as with all other Chinese generic pharmaceutical companies, almost all of our pipeline products have undergone major adjustments.

The Company’s recent research and development work is mainly aimed at promoting the consistency evaluation of several major products already on the market, as well as the continued exploration of comprehensive health product categories.

Distribution and Customers

We believe we have a well-established sales network. As our current pharmaceutical product portfolio is comprised mainly of prescription drugs, our major sales targets are hospitals. As of December 31, 2021, we have 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing the delivery of pharmaceutical products, and our promotion and service with hospitals, doctors and local drug distributors.

Due to the nature of our products and current governmental regulations, all of our customers are located in the PRC. We have established long-standing relationships with most of our key customers through our operating subsidiary, Hainan Helpson Medical & Biotechnology Co., Ltd. (Helpson), which was formed in 1993.

Production Facilities

We manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. Our old manufacturing facility, which was built in 2002, is approximately 8,000 square meters (approximately 12.4 million square feet); and our new building, approximately 20,000 square meters (approximately 31 million square feet), was completed in 2013. We have production lines conforming with the 2011 version of GMP certificates for different forms of our products including: tablets, capsules, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated); other than that, we also have production lines for health care products and various types of masks that meet national standards.

All of our existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect, which cancelled the GMP certification but impose the pilot inspection mechanism.

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2021, our purchases of raw material purchases from our three top suppliers accounted for 24.8%, 12.7%, and 11.8%, respectively. For the year ended December 31, 2020 suppliers accounted for 20.7%, 17.7% and 13.5%, respectively.

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

Our product focuses on developing and manufacturing medicines that help large patient groups, such as the infectious disease and cardio vascular disease patient groups. Our diversified GMP-certified manufacturing facility includes various production lines targeting a variety of delivery mechanisms, such as tablets, capsules, cephalosprine tablets, cephalosprine capsules, liquid-injectables and dry powder injectables, which enables us to effectively manufacture a broad range of new drugs; other than that, we also have production lines for health care products and various types of masks that meet national standards.

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

Our experienced sales team has industry knowledge and know-how to synergistically combine our strong market insight with successful commercialization platforms.

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

In November 2008, we purchased the patented medical formula and the manufacturing processes for a cerebral/cardio-vascular indication from a third party laboratory. In connection with that acquisition, we obtained the title of the patent. This patent expires in 2025.

In 2012, we acquired another patent related to a medical formula for the treatment of cerebral/cardio-vascular diseases. This patent expires in 2029.

As of December 31, 2021, we owned 18 registered trademarks, including marks for eight of the 19 pharmaceutical products we manufacture, including the tradenames Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, XERONINE, and Aronino, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 18 registered trademarks are as follows: No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272760, No.1330294, No.1327731, No.1330295, No.3993785, No. 4074317, No.4074321, No. 4315247, No. 32445705, No. 32437940, No. 34711564, and No. 34711561.

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

Regulations

Regulations Relating to Pharmaceutical Manufacture Industry. The pharmaceutical manufacture industry in China is highly regulated. The primary regulatory authority is the NMPA, including its provincial and local branches. As a developer and producer of medicinal products, we are subject to regulation and oversight by the NMPA and its provincial and local branches. The Medicinal Product Administration Law of the People’s Republic of China provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distribution, packaging, pricing and advertising of pharmaceutical products. These regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

Registration and Approval of Medicine. Pursuant to the PRC Provisions for Drug Registration, a medicine must be registered and approved by the NMPA before it can be manufactured and sold. The registration and approval process requires the manufacturer to submit to the NMPA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. A series of policies on consistency evaluation and drug review process have been issued in recent years, and potentially more reforms and adjustments are underway in order to promote the pharmaceutical industry in China in line with the international standards. In this context, we believe that the uncertainties in the timetables for obtaining NMPA production approvals for products under research are increasing. If a manufacturer chooses to manufacture a pre-clinical medicine, it is also required to conduct pre-clinical trials, apply to the NMPA for permission to conduct clinical trials and go through the clinical trials. If a manufacturer chooses to manufacture a post-clinical medicine, it only needs to go through the clinical trials. In both cases, a manufacturer needs to file clinical data with the NMPA for approval to manufacture after clinical trials are completed.

New Medicine. If a new medicine is approved by the NMPA, the NMPA will issue a new medicine certificate to the manufacturer and impose a monitoring period from one to five years. During the monitoring period, the NMPA will monitor the safety of the new medicine, and will neither accept new medicine certificate applications for an identical medicine by another pharmaceutical company, nor approve the production or import of an identical medicine by other pharmaceutical companies. As a result of these regulations, the holder of a new medicine certificate has the exclusive right to manufacture it during the monitoring period. We currently have the new medicine certificates for our Pusenouke, Cefaclor dispersible tablets and Roxithromycin dispersible tablets and Bumetanide for injection products.

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

The NMPA has a variety of enforcement actions available to enforce its regulations and rules, including fines and injunctions, recall or seizure of products, imposition of operating restrictions, partial suspension or complete shutdown of production and criminal prosecution.

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

All of our existing production lines have met the Year 2011 GMP Standards. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system。 Our production lines are subject pilot inspection under the New Law.

We believe that GMP inspection only switches to another form, which includes flight inspection, drug production license inspection (for on-site management and quality system), as well as product inspection.

Product Liability and Consumers Protection

Product liability claims may arise if any of our pharmaceutical products have a harmful effect on a consumer, who may make a claim for damages or compensation as an injured party. The General Principles of the Civil Law of the PRC, which became effective in January 1987, stated that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries. The Civil Code of the PRC, which came into force on January 1, 2021, stipulates that if damage is caused to others due to defects in products, the infringed can claim compensation from the manufacturer of the products or the seller of the products. If the defect is caused by the producer, the seller shall have the right to recover compensation from the producer. If the product is defective due to the fault of the seller, the producer shall have the right to recover from the seller after making compensation.

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

Other Regulations

In addition to the regulations relating to pharmaceutical industry in China, Helpson is subject to the regulations applicable to a foreign invested enterprise in China.

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

Employees

As of December 31, 2021, we had 246 employees, among which 236 employees were full-time employees and 10 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

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

o

Adverse changes in political and economic policies of the PRC government and PRC legal system could have material and adverse effects on the overall economic growth of China, which could reduce the demand for our services, materially and adversely affect our competitive position and limit our available legal protection;

o	You may experience difficulties in bringing original actions in the PRC against our company or our management based on U.S. or other foreign laws;

o	Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, we are subject to changes in the PRC’s political and economic decisions, and the convertibility of the Renminbi is uncertain;

o	We are subject to the environmental protection laws of the PRC that may be costly to comply with and may adversely affect our manufacturing operations;

o	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business;

o	The approval of the China Securities Regulatory Commission (“CSRC”) may be required in connection with future offering under a PRC regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval;

o	Although the audit report included in this prospectus was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our ordinary shares may be delisted or prohibited from trading;

●	Risks Related to our Common Stock

o	If we issue additional shares of our capital stock, our stockholders will experience dilution in their stock;

o	The issuance of our common stock in connection with the redemption of our Note, would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share.

o	A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters;

o	We are likely to remain subject to “penny stock” regulations and as a consequence there are additional sales practice requirements and additional warnings issued by the SEC;

o	There is substantial doubt about our ability to continue as a going concern;

o	We do not anticipate paying cash dividends on our common stock;

o	Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

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

If we fail to develop new products with profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross and net profits margins will be adversely affected.

We had gross profit margins of 3.6% for the year ended December 31, 2021, compared to gross profit margins of 18.0% for the year ended December 31, 2020. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls. Therefore, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and rely on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2021, no customer accounted for more than 10.0% of sales, and three customers accounted for 52.1%, 11.2%, and 10.2% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find the substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in the aggregate accounted for 21% and 16% of our net revenues in 2021 and 2020, respectively. We expect that a relatively small number of distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our large distributors reduces the quantity of the products, they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

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

In December 2019, the Wuhan Municipal Health Commission first reported the appearance of COVID-19 in the city. Since then, COVID-19 has spread to other regions of China. As the COVID-19 continued to spread, different cities in China took different measures, including implementing complete or partial lockdowns. Meanwhile, the 2020 Chinese Lunar New Year holidays were extended in order to curb the spread of the virus, resulting in insufficient work force and delayed production for many industries. These preventative measures have also impacted our daily operations. The efforts enacted to control COVID-19 have placed heavy pressure on our marketing, promotional and sales activities. Part of our salesforce were unable to return to work due to lockdowns implemented in various cities, and some hospitals were restricting entrance to hospital staffs and patients only. These measures have had adverse impact on our marketing efforts and access to potential clients, rendering client conversion extremely challenging. As the COVID-19 spread across different countries and regions, the World Health Organization declared the outbreak of COVID-19 a pandemic on March 11, 2020. The negative economic impact brought forth by the COVID-19 pandemic has affected numerous industries and further erodes already weak consumer sentiment.

Although our operating markets in China has adopted various infection prevention and control measures implemented by the PRC government for COVID-19 that turn out to be relatively effective, it is yet difficult to estimate how long will it take to restore people’s normal lives, or whether certain measures will become part of a new norm. With vaccination rate gradually increases in China, the impact from COVID-19 may be alleviated. While the world is facing various challenges in response to COVID-19, China may continue to tighten its anti-pandemic policies and measures, which would add further headwinds to the recovery pace of China’s economy and consumer confidence. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies to counter the negative economic impact brought forth by COVID-19, which could have lasting effects on our business, our expansion plans and our ability to raise capital required to implement our expansion plans, the extent of which is difficult to predict. While the impact of COVID-19 is not yet quantifiable, we expect this situation may have a material adverse impact on our operating results in the coming quarters and possibly in future years depending on the length of the pandemic and its economic repercussions. We will continue to assess the related risks and impacts COVID-19 pandemic may have on our business and our financial performance.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We need a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials. We have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2021, three suppliers accounted for 24.8%, 12.7%, and 11.8% of raw material purchases and for the year ended December 31, 2020, three suppliers accounted for 20.7%, 17.7%, and 13.5% of raw material purchases.

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

The rapid market growth of our pharmaceutical products may require us to expand our employee base for managerial, operational, financial and other purposes. As of December 31, 2021, we had 246 employees. Our future development will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new employees. Aside from the increased difficulties in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, drug formulas for new products, investment in research and development, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

In accordance with Decree No. 723 of the State Council of the People’s Republic of China issued on December 26, 2019, the Regulations on the Implementation of the Foreign Investment Law of the People’s Republic of China came into force on January 1, 2020. On December 28, 2020, the National Development and Reform Commission and the Ministry of Commerce publicly released the Directory of Industries to Encourage Foreign Investment (Encouraged Catalogue) (2020 Edition). On December 27, 2021, the National Development and Reform Commission of China (“NDRC”) and the Ministry of Commerce (“MOFCOM”) jointly issued the Special Administrative Measures for Foreign Investment Access (Negative List) (2021 Edition), and the Special Administrative Measures for Foreign Investment Access in Pilot Free Trade Zones (Negative List) (2021 Edition), effective January 1, 2022. As per these policies, the national negative list of foreign investment access was reduced from 33 to 31, and the negative list of foreign investment access in the FTZ was reduced from 30 to 27. Industries listed in the 2020 Encouraged Catalogue are the encouraged industries. On the other hand, industries listed in the 2021 Negative List are subject to special management measures. For example, establishment of wholly foreign-owned enterprises is generally allowed in industries outside of the 2021 Negative List. Also, foreign investors are not allowed to invest in industries that are expressly prohibited in the 2021 Negative List. The industries that are not expressly prohibited in the Negative List are still subject to government approvals and certain special requirements.

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

 U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or prohibited.

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

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from using the proceeds of this offering to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds the Company transfer to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (i) a foreign loan of less one year duration procured by our PRC subsidiaries is required to be registered with SAFE or its local branches and (ii) a foreign loan of one year duration or more procured by our PRC subsidiaries is required to be applied to the NDRC in advance for undergoing recordation registration formalities. Any medium or long-term loan to be provided by us to our PRC operating subsidiaries, must be registered with the NDRC and the SAFE or its local branches. The Company may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by us to our PRC Subsidiary. If the Company fail to complete such registrations, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from the net proceeds of this offering to fund our PRC operating subsidiary, to invest in or acquire any other PRC companies through our PRC Subsidiary, which may adversely affect our business, financial condition and results of operations.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on our business. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, recently, the National People’s Congress released the Personal Information Protection Law, which has become effective on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

The approval of the China Securities Regulatory Commission (“CSRC”) may be required in connection with future offering under a PRC regulation adopted in August 2006, and, if required, we cannot assure you that we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, require an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published a notice on its official website specifying documents and materials required to be submitted to it by a special purpose vehicle seeking CSRC approval of its overseas listings. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. Currently, there is no consensus among leading PRC law firms regarding the scope and applicability of the CSRC approval requirement.

Based on our understanding of the Chinese laws and regulations in effect at the time of this report, we will not be required to submit an application to the CSRC for its approval of an offering in a foreseeable future and the listing and trading of our common stock on Nasdaq. However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and our belief is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules or overseas offering approval. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments, which required that, among others, in addition to “operator of critical information infrastructure”, any “data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities. We do not believe we are among the “operator of critical information infrastructure” or “data processor” as mentioned above. Based on the above and our understanding of the Chinese laws and regulations currently in effect as of the date of this report, we will not be required to submit an application to the CSRC or the CAC for the approval of a future offering and the listing and trading of our securities on the Nasdaq. However, the revised draft of the Measures for Cybersecurity Review is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities. Thus, it is still uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals. Furthermore, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for future offering and any follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors. For instance, in the event that the CSRC approval or any regulatory approval is required for a future offering, or if the CSRC or any other PRC government authorities promulgates any new laws, rules or regulations or any interpretation or implements rules before our listing that would require us to obtain the CSRC or any other governmental approval for a future offering, we may face sanctions by the CSRC or other PRC regulatory agencies if we fail to seek CSRC approval for such future offering. These sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from a future offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt a future offering before the settlement and delivery of the securities that we offer. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the securities we offer, you would be doing so at the risk that the settlement and delivery may not occur. Any uncertainties or negative publicity regarding such approval requirements could have a material adverse effect on our ability to complete any follow-on offering of our securities or the market for and market price of our common stock.

Our auditor, BF Borgers CPA PC is headquartered in Lakewood, Colorado, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our ordinary shares could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the Holding Foreign Companies Accountable Act to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB, our ordinary shares could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, the SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

Some of our shareholders that we are aware of are subject to SAFE regulations, and we expect all of these shareholders will have completed all necessary registrations with the local SAFE branch or qualified banks as required by SAFE Circular 37. We cannot assure you, however, that all of these shareholders may continue to make required filings or updates in a timely manner, or at all. We can provide no assurance that we are or will in the future continue to be informed of identities of all PRC residents holding direct or indirect interest in our company. Any failure or inability by such shareholders to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or prohibited.

Our China-sourced income is subject to PRC withholding tax under the new Enterprise Income Tax Law of the PRC, and we may be subject to PRC enterprise income tax at the rate of 25% when more detailed rules or precedents are promulgated.

The PRC enterprise income tax is calculated based on the taxable income determined under the PRC laws and accounting standards. On March 16, 2007, the National People’s Congress of China enacted a new Enterprise Income Tax Law of the PRC, which became effective on January 1, 2008 and amended the Enterprise Income Tax Law of the PRC on December 29, 2018. On December 6, 2007, the State Council promulgated the Implementation Rules to the Enterprise Income Tax Law of the PRC, or the Implementation Rules, which also became effective on January 1, 2008 and amended the Implementation Rules to the Enterprise Income Tax Law of the PRC on April 23, 2019. On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the Enterprise Income Tax Law of the PRC, or the Transition Preferential Policy Circular, which became effective simultaneously with the Enterprise Income Tax Law of the PRC. On October 17, 2017, the State Administration of Taxation promulgated the Announcement of the State Administration of Taxation on Issues Relating to Withholding at Source of Income Tax of Non-resident Enterprises, which became effective on December 1, 2017 and amended Withholding at Source of Income Tax of Non-resident Enterprises on June 15, 2018. The Enterprise Income Tax Law of the PRC imposes a uniform enterprise income tax rate of 25% on all domestic enterprises, including foreign-invested enterprises unless they qualify for certain exceptions, and terminates most of the tax exemptions, reductions and preferential treatments available under previous tax laws and regulations.

Moreover, under the Enterprise Income Tax Law of the PRC, enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The Implementation Rules define the term “de facto management body” as the management body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In addition, the Circular Related to Relevant Issues on the Identification of a Chinese holding Company Incorporated Overseas as a Residential Enterprise under the Criterion of De Facto Management Bodies Recognizing issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in China; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (iii) its major assets, accounting books, company seals and minutes and files of its board and shareholders’ meetings are located or kept in China; and (iv) more than half of the enterprise’s directors or senior management with voting rights reside in China. Although the circular only applies to offshore enterprises controlled by PRC enterprises and not those controlled by PRC individuals or foreigners, the determining criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners. It is uncertain to us as to how it will be implemented and the respective tax base and the tax exposure cannot be determined reliably at this stage. In case we are required to pay the income tax on capital gains by the relevant PRC tax authorities, our financial conditions and results of operations could be adversely affected.

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

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer”, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

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

The issuance of our common stock in connection with the redemption of our Note, would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share.

Pursuant to a Securities Purchase Agreement the Company entered into on November 17, 2021, the Company issued a Note to an Investor. To the extent the Investor elects to redeem the Note and we agree to issue the common stock, substantial amounts of our common stock will be issued. The redemption price of the Note is equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. At inception, the Note was redeemable into 8,811,430 shares of the common stock based on the lowest volume weighted average price of $0.595817 on the inception date of November 19, 2021. Although we cannot predict the number of our common stock that will actually be issued in connection with any such redemptions, such issuances could result in substantial decreases to the Company’s stock price and earnings per share. See “NOTE 9 – CONVERTIBLE NOTE PAYABLE” to our audited consolidated financial statements for the year ended December 31, 2021 included in this report on Form 10-K for more information.

A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters.

A large portion of our common stock is held by a small number of stockholders. For instance, Zhilin Li, our Chief Executive Officer, holds 29.2%, and Heung Mei Tsui, a member of our Board of Directors, holds 19.7% of our common stock, respectively, as of the date hereof. As a result, these two stockholders are able to significantly influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2021, and there existed a material weakness in our internal control over financial reporting as of December 31, 2021.

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

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2021 and 2020 that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

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

ITEM 2. PROPERTIES.

There is no private land ownership in the PRC. All land is either owned by the government of the PRC on behalf of all Chinese citizens or collectively owned by farmers. However, land use rights may be allocated by the PRC State Land Administration Bureau or its authorized branches. Helpson was granted land use rights by the PRC government for approximately 22,936 square meters (approximately 246,881 square feet) of land located on Plot C09-2 in the Haikou Bonded Zone, Hainan Province, PRC in 2003. These land use rights will expire on September 10, 2063.

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

In addition, Helpson rents offices located on the second floor of the Jiahai Building owned by Hainan Zhongfu Foreign Export Personnel Service Center (the “Center”) as its principal executive offices. Monthly rent at this facility is RMB 5,580 (approximately $843). The original term of the lease was 3 years, from December 1, 2010 to November 30, 2013. On December 31, 2011, this lease was superseded by a new lease, for a term of nine years, for office spaces on the second floor and the entire third floor at a monthly rent of RMB 20,000 (approximately $2,941), with a 5% increase every two years from the fourth year until the end of the term (the “2011 Lease”). On May 2, 2018, the 2011 Lease was superseded by a new lease, for a term of three years ending June 30, 2021, for office spaces on the second and third floor at a monthly rent of RMB 16,000 (approximately $2,319), and RMB 30,000 (approximately $4,349), respectively. The aggregate area of the office space rented by Helpson is 1,686 square meters (16,812 square feet). On July 10, 2021, the 2011 Lease was further extended to June 30, 2023 for a term of two years and the monthly rent of RMB 47,600 (approximately $7,461).

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we anticipate a potential need for expansion and additional space as our production increases.

Mortgaged Property

On September 18, 2021 the Company obtained a line of credit for RMB 10 million (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit is due September 18, 2022. The loan is collateralized by the Company’s new production facility. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit.

The loans referred to above are set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 10 million (Approximately $1.54 million)	Bank of China	September 18, 2021 to September 18, 2022	3.85%	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872)

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

Holders

As of March 22, 2022 there were approximately 135 stockholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	5,000,000
Totals	-	-	5,000,000

ITEM 6. [Reserved]

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

Business Overview & Recent Developments

We are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of our operations are conducted in the PRC, where our manufacturing facilities are located. We manufacture pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of our pharmaceutical products are sold on a prescription basis and all of them have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, or CFDA) based upon demonstrated safety and efficacy.

China’s consistency evaluation of generic drugs continued to proceed in 2021. The supporting policies from central and provincial governments were constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of promoting the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies; future market; expected investment; and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progress in terms of the consistency evaluation. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. And we’ve submitted application documents to NMPA at the end of 2021.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. Since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, six rounds of CP activities have been carried out by the end of 2021, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above before making decisions for any products.

In addition, we continue to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry will reach more than RMB 8 trillion (approximately $1.3 trillion) by 2020, and RMB 16 trillion (approximately 2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018.We also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. With the impact of COVID-19 continuing, masks and sanitizers have become long-time anti-epidemic materials. We have sufficient production capacity for medical masks, surgical masks and KN95 masks, which meets the personal needs for protection against the epidemic outbreak.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Market Trends

As a generic drug company, we are presented with a huge domestic market. We believe that through further upgrades and better conformity with Chinese consistency evaluations based on European and American production standards, we will be able to export our products to overseas markets. In China’s market, we believe that in the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the CP’s winning enterprise has a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation transformation. On a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. We believe that there is a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

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

In general, demand for pharmaceutical products is still experiencing steady growth in China. We believe the ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to the national policy guidance and further evaluate market conditions for our existing products then adjust accordingly, and compete in the market in order to optimize our development strategy.

Results of Operations for the Fiscal Year ended December 31, 2021

Revenue

Revenue was $9.6 million for the year ended December 31, 2021, which represented a decrease of $1.2 million, as compared to $10.9 million for the year ended December 31,2020. This was mainly due to the increase of our existing product sales revenue in 2021 did not exceed the one-time foreign trade orders recognized in 2020, which was approximately $1.7 million.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2021 and 2020, excluding the one-time revenue from the trading of COVID-19 testers for the year ended December 31, 2020:

	Year Ended December 31,
Product Category	2021	2020	Net Change	% Change
CNS Cerebral & Cardio Vascular	2.68	2.03	0.65	32%
Anti-Viral/ Infection & Respiratory	5.22	5.13	0.09	2%
Digestive Diseases	0.37	0.40	-0.02	-6%
Other	1.37	1.58	-0.21	-13%

The most significant revenue increase in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular”, which generated $2.68 million in sales revenue in 2021 compared to $2.03 million in 2020, an increase of $0.65 million. This increase was mainly due to an increase in sales of our Alginic Sodium Diester due to market fluctuation.

Sales revenue of our “Anti-Viral/ Infection & Respiratory” product category was $5.22 million in 2021, compared to $5.13 million in 2020, which represented an increase of $0.09 million. This increase was mainly due to an increase in sales of our Cefaclor and Roxithromycin due to market fluctuation.

Sales revenue in the “Other” category was $1.37 million in 2021, which represented a decrease of $0.21 million compared to $1.58 million in 2020. This decrease was mainly due to the sales decrease of Vitamin B6 in fiscal year 2021, caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

Our “Digestive Diseases” category generated $0.37 million of sales revenue in 2021, which represented a decrease of $0.02 million compared to $0.40 million in 2020. This decrease was mainly due to a decrease in sales of our Omeprazole, caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

	Year Ended December 31,
Product Category	2021	2020
CNS Cerebral & Cardio Vascular	28%	22%
Anti-Viral/ Infection & Respiratory	54%	56%
Digestive Diseases	4%	5%
Other	14%	17%

For the year ended December 31, 2021, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 54% and 56% of total sales in the years ended December 31, 2021 and 2020, respectively. The “CNS Cerebral & Cardio Vascular” category represented 28% of total revenue in 2021, compared to 22% in 2020. The “Digestive Diseases” category represented 4% and 5% of total revenue in 2021 and 2020, respectively. The “Other” category represented 14% and 17% of revenues in 2021 and 2020, respectively.

Cost of Revenue

For the year ended December 31, 2021, our cost of revenue was $9.3 million, or 96.4% of total revenue, which represented an increase of $0.4 million from $8.9 million, or 82.0% of total revenue, in 2020. The increase in the proportion of costs to revenue is mainly due to the decline in revenue.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2021 was $0.3 million, compared to $2.0 million in 2020. Our gross profit margin in 2021 was 3.6% compared to 18.0% in 2020. The decrease in our gross profit margin was mainly due to that on one hand, the one-time COVID-19 tester transaction we had in 2020 had a relatively higher gross margin, and that on the other hand, the price decrease of our key products and the cost increase in our main raw materials and some packaging materials this year.

Selling Expenses

Our selling expenses for the year ended December 31, 2021 were $1.5 million, a decrease of $0.7 million compared to $2.2 million for the year ended December 31, 2020. Selling expenses accounted for 15.5% of the total revenue in 2021 compared to 20.4% in 2020.  Because of adjustments in our sales practices and Chinese national centralized drug procurement, we reduced selling expenses to efficiently support our sales and the collection of accounts receivable. Especially in the context of the increasing impact of centralized drug procurement, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2021 were $1.7 million, remained close to the amount of $1.8 million in 2020. General and administrative expenses accounted for 17.1% and 16.8% of our total revenues in 2021 and 2020, respectively.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2021 was $0.32 million, compared to $0.38 million in 2020. Research and development expenses accounted for 3.3% and 3.5% of our total revenues in 2021 and 2020, respectively. These expenditures were mainly spent on the consistency evaluation of our existing products.

Bad Debt Expenses (Benefit)

Our bad debt benefit for the year ended December 31, 2021 was $255,215, as compared to bad debt expenses of $115,186 in 2020.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.11 million and $0.06 million as of December 31, 2021 and 2020, respectively.

The following table illustrates our accounts receivable aging distribution in terms of the percentage of the total accounts receivable as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
1 - 180 Days	3.17%	2.38%
180 - 360 Days	0.11%	0.20%
360 - 720 Days	0.24%	0.44%
> 720 Days	96.48%	96.98%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $18.3 million and $18.2 million as of December 31, 2021 and December 31, 2020, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2021 and 2020 were as follows:

	For the Fiscal Years Ended
	December 31,
	2021	2020
Balance, Beginning of Period	$18,150,493	$17,575,100
Bad debt expense	(255,215)	115,186
Accounts receivable written off		(687,715)
Foreign currency translation adjustment	417,429	1,147,922
Balance, End of Period	$18,312,707	$18,150,493

Loss from Operations

Our operating loss for the year ended December 31, 2021 was $2.9 million, compared to an operating loss of $2.6 million in 2020. The increase in Loss from Operations was mainly due to the decrease in revenue in 2021.

Net Interest Expense

Net interest expense was $0.54 million for the year ended December 31, 2021 and $0.29 million for the year ended December 31, 2020.

Net Loss

Net Loss for year ended December 31, 2021 was $3.4 million, compared to net loss of $2.9 million for the year ended December 31, 2020. The increase in net loss was mainly a result of the decrease in revenue.

Loss per basic and diluted common share was $0.07 for the year ended December 31, 2021 and 2020, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 46,129,256 for 2021, as compared to 43,623,273 for 2020.

Liquidity and Capital Resources

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. The Company repaid RMB 1,600,000 (approximately $0.25 million) during the year ended December 31, 2021 as per the repayment schedule.

On June 30, 2020 the Company obtained a line of credit from Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September, 2021 the Company repaid the line of credit in full, Also in September, 2021 the Company entered into a new line a credit in the amount of RMB 3,200,000 (approximately $0.8 million) on the same terms. The line of credit is due on September 2, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan.

On July 12, 2021, the Company obtained a short-term loan of RMB 3 million (approximately US$460,000) from Haikou HaiHongXin microfinance Co., Ltd., with a monthly interest rate of 1.5%. The company paid off the loan in September 2021. This loan was guaranteed by Haikou Financing Guarantee Company.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) from Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit is due September 18, 2022. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit.

As discussed more fully in Note 9 to the consolidated financial statements, on November 17, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note (the “Note”) to an institutional accredited investor Streeterville Capital, LLC (the “Investor”). The Note matures fifteen months after the purchase price of the Note is delivered from the Investor to the Company (the “Purchase Price Date”). The Note has the original principal amount of $5,250,000 and Investor gave consideration of $5,000,000, reflecting original issue discount of $250,000. The transaction contemplated under the Agreement was closed on November 19, 2021 and the Company anticipates using the proceeds for general working capital purposes.

The Note is convertible into 3,500,000 shares of the Company’s common stock at a price of $1.50 through April 19, 2022. Thereafter, the Note is convertible into 1,750,000 shares at a price of $3.00 per share.

Interest accrues on the outstanding balance of the Note at 5% per annum compounded daily. Upon the occurrence of an Event of Default as defined in the Note, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any Event of Default, the Investor may accelerate the outstanding balance payable under the Note, which will increase automatically upon such acceleration by 15% or 5%, depending on the nature of the Event of Default.

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 8,811,430 shares of the Common Stock based on the lowest volume weighted average price of $0.595817 on the inception date of November 19, 2021. As of December 31, 2021, the Note was convertible into 11,975,447 shares of the Common Stock based on the lowest volume weighted average price of $0.438397 on that date.

On March 21, 2022 the Investor redeemed $100,000 of the Note at the lowest volume weighted average price of $0.3113 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 321,233 shares of the Common Stock to the Investor on March 23, 2022.

Although the Company obtained the convertible note and additional lines of credit in 2021, there can be no assurance that the Company will be able to achieve its future strategic goal to accelerate the launch of nutrition products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital during the year ended December 31, 2021, there can be no assurances that this will be the case in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.25 million in the year ended December 31, 2021, compared to $0.04 million in 2020.

As of December 31, 2021, our net accounts receivable was $0.7 million, an increase of $0.2 million from $0.5 million as of December 31, 2020.

As of December 31, 2021, total inventory was $3.3 million, compared to $3.7 million as of December 31, 2020.

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $0.44 million, compared to $0.87 million for the year ended December 31, 2020. The payments in 2021 were mainly due to the purchase of equipment.

Financing Activities

Cash flow generated from financing activities was $4.60 million in the year ended December 31, 2021; compared to $0.62 million in the year ended December 31, 2020. This change was mainly because of a convertible debt issued in 2021.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. For the years ending December 31, 2021 and 2020, Helpson’s net assets totaled $3,447,000 and $5,777,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is $8,145,000 for each of the fiscal years ended December 31, 2021 and 2020. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 236% and 141%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended December 31, 2021.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. Our businesses and assets are primarily denominated in RMB. All foreign exchange transactions must take place at the exchange rates quoted by the People’s Bank of China. Either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies, approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires the submission of a payment application form together with certain invoices and executed contracts. The currency exchange control procedures imposed by Chinese government authorities may restrict Helpson, our Chinese subsidiary, from transferring its net assets to our parent company through loans, advances or cash dividends.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Please refer to Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies” for the discussion of our critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and 2020, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2021. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2021, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

Because we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter in the year of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers as of March 22, 2022, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	69	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	65	Director
Gene Michael Bennett	74	Independent Director
Yingwen Zhang	77	Independent Director
Baowen Dong	81	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2021 as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2021, the Reporting Persons met all applicable Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2021.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	($)	($)	($)

Zhilin Li	2021	225,600						16,000	241,600
Chairman, Chief	2020	225,600	-	-	-	-	-	16,000	241,600
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on June 30, 2025. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2021, when aggregated with her compensation from our U.S. holding company level, was $241,600.

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

On November 12, 2010, our Board of Directors approved, and on December 22, 2010 our stockholders adopted the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment No. 1”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment No. 1 was adopted by the stockholders on December 19, 2019. The 2010 Incentive Plan, as amended, gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. On October 25, 2021, our Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to our Long-Term 2010 Incentive Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 5,000,000 shares from 4,000,000 shares to 9,000,000 shares (the “Amendment No. 2”).  As of March 22, 2022, 4,000,000 shares of restricted stock were outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2021.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Zilin Li
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	6,202	-	-	-	-	-	6,202
Baowen Dong	6,202	-	-	-	-	-	6,202

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairman, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 28, 2021, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $6,202), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.45 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 22, 2022, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 22, 2022, an aggregate of 47,339,557 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	13,810,000	29.2%

Heung Mei Tsui Director	9,312,651	19.6%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	23,122,651	48.8%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 22, 2022, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 47,339,557 shares of common stock outstanding as of March 22, 2022, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 22, 2022 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 70,000 shares of our common stock (5,000 shares in each of year between 2008 to 2021 fiscal years). As of the date of this report no such warrants were issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2021 and 2020. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2022, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui in 2021. We recognized interest expense of $13,546 and $13,546  for the years ended December 31, 2021 and 2020, respectively.

The Company received net advances totaling $1,425,123 and $779,861 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2021 and 2020, respectively. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($691,459) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021 and further extended to July 9, 2022 on identical terms. Total interest expense related to the loan for the year ended December 31, 2021 was $77,164.

Independence of the Board of Directors

The board of directors has determined that Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $100,000 for the fiscal years ended December 31, 2021, and 2020.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2021 and 2020.

Tax Fees

We have engaged our principal accountant to render tax services to us for $5,400 in each of the years ended December 31, 2021 and 2020.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2021.

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

Date: March 30, 2022	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairman of the Board, President, Chief Executive Officer	March 30, 2022
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	March 30, 2022
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	March 30, 2022
Gene Michael Bennett

/s/ Yingwen Zhang	Director	March 30, 2022
Yingwen Zhang

/s/ Baowen Dong	Director	March 30, 2022
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

4.1	Convertible Promissory Note dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2020).

10.6	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.7	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.8	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.9	First Amendment to the 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to our Proxy Statement on Schedule 14A filed on November 6, 2019).

10.10	Second Amendment to the 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to our Proxy Statement on Schedule 14A filed on November 15, 2021).

10.11*	Loans Extension Confirmation Letter, dated December 31, 2021, between the Company and Heung Mei Tsui confirming the extension of the loans.

10.12	Securities Purchase Agreement between China Pharma Holdings, Inc. and Streeterville Capital, LLC dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of the Independent Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

We obtained an understanding of the controls over the Company’s annual impairment assessments for long-lived assets and tested the estimated future cash flows of the long-lived assets based on our risk assessments. Our audit procedures included, among others, comparing significant inputs to observable third party and industrial sources, and evaluating the reasonableness of management’s projected financial information by comparing to observable average industry historical trends and projections, and other internal and external data. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the long-lived assets and assessed the historical accuracy of management’s estimates. We also assessed the Company’s disclosure of its annual impairment assessments included in Note 1.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, Colorado

March 30, 2022

(PCAOB ID Number 5041)

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,859,059	$957,653
Banker’s acceptances	91,362	53,736
Trade accounts receivable, less allowance for doubtful accounts of $18,312,707 and $18,150,493, respectively	714,475	501,892
Other receivables, less allowance for doubtful accounts of $32,210 and $27,289, respectively	29,564	27,652
Advances to suppliers	471	2,238
Inventory	3,339,686	3,705,119
Prepaid expenses	58,792	73,668
Total Current Assets	9,093,409	5,321,958

Property, plant and equipment, net	13,280,559	15,564,200
Operating lease right of use asset	127,958	49,687
Intangible assets, net	147,841	182,146
TOTAL ASSETS	$22,649,767	$21,117,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$926,749	$1,234,594
Accrued expenses	298,452	177,359
Other payables	1,884,161	2,748,208
Advances from customers	210,028	719,786
Borrowings from related parties	2,779,690	2,134,428
Operating lease liability	85,282	52,070
Construction loan facility	-	2,298,886
Current portion of lines of credit	4,328,936	2,038,345
Total Current Liabilities	10,513,298	11,403,676
Non-current Liabilities:
Convertible, redeemable note payable, net of issue discount	5,250,000	-
Lines of credit, net of current portion	-	904,228
Operating lease liability, net of current portion	44,181	-
Deferred tax liability	824,407	805,556
Total Liabilities	16,631,886	13,113,460
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 47,339,557 shares and 45,579,557 shares issued and outstanding, respectively	47,340	45,580
Additional paid-in capital	25,645,367	24,452,684
Retained deficit	(32,238,655)	(28,839,179)
Accumulated other comprehensive income	12,563,829	12,345,446
Total Stockholders’ Equity	6,017,881	8,004,531
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,649,767	$21,117,991

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2021	2020
Revenue	$9,641,925	$10,866,449
Cost of revenue	9,292,655	8,913,543
Gross profit	349,270	1,952,906

Operating expenses:
Selling expenses	1,495,007	2,215,394
General and administrative expenses	1,651,024	1,822,655
Research and development expenses	318,964	377,964
Bad debt (benefit) expense	(255,215)	115,186
Total operating expenses	3,209,780	4,531,199

Loss from operations	(2,860,510)	(2,578,293)

Other income (expense):
Interest income	3,035	5,675
Interest expense	(542,001)	(294,159)
Net other expense	(538,966)	(288,484)

Loss before income taxes	(3,399,476)	(2,866,777)
Income tax expense	-	-
Net loss	(3,399,476)	(2,866,777)
Other comprehensive income (loss) - foreign currency translation adjustment	218,383	769,227
Comprehensive loss	$(3,181,093)	$(2,097,550)
Loss per share:
Basic and diluted	$(0.07)	$(0.07)
Weighted average shares outstanding	46,129,256	43,623,273

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2019	43,579,557	$43,580	$23,590,204	$(25,972,402)	$11,576,219	$9,237,601
Net loss for the year	-	-	-	(2,866,777)	-	(2,866,777)
Foreign currency translation adjustment	-	-	-	-	769,227	769,227
Conversion of Officer Wages to common stock	2,000,000	2,000	862,480	-	-	864,480
Balance, December 31, 2020	45,579,557	45,580	24,452,684	(28,839,179)	12,345,446	8,004,531
Stock option compensation			15,243			15,243
Issuance of common stock in lieu of compensation	1,760,000	1,760	1,177,440			1,179,200
Net loss for the year	-	-	-	(3,399,476)	-	(3,399,476)
Foreign currency translation adjustment	-	-	-	-	218,383	218,383
Balance, December 31, 2021	47,339,557	$47,340	$25,645,367	$(32,238,655)	$12,563,829	$6,017,881

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,399,476)	$(2,866,777)
Depreciation and amortization	3,087,820	2,679,470
Bad debt (benefit) expense	(255,215)	115,186
Stock option compensation	15,243	-
Original issue discount accretion	250,000	-
Changes in assets and liabilities:
Trade accounts and other receivables	(545,534)	(613,678)
Advances to suppliers	1,798	(1,708)
Inventory	1,011,905	807,592
Trade accounts payable	(332,779)	(214,015)
Other payables and accrued expenses	415,309	(15,217)
Change in bankers’ acceptance notes payable	-	(111,160)
Advances from customers	(520,414)	169,736
Prepaid expenses	21,505	8,311
Net Cash Used in Operating Activities	(249,838)	(42,260)

Cash Flows from Investing Activities:
Purchases of property and equipment	(438,055)	(867,307)
Net Cash Used in Investing Activities	(438,055)	(867,307)

Cash Flows from Financing Activities:
Payments of construction term loan	(2,325,039)	(2,174,669)
Payments of line of credit	(2,526,542)	(72,489)
Borrowings and interest from related party	1,183,414	206,908
Repayments to related party	(562,659)	(191,639)
Proceeds from convertible redeemable debt	5,000,000	-
Proceeds from lines of credit	3,828,564	2,856,066
Net Cash (Used In) Provided By Financing Activities	4,597,738	624,177

Effect of Exchange Rate Changes on Cash	(8,439)	58,156
Net Increase in Cash, Cash Equivalents and Restricted Cash	3,901,406	(227,234)
Cash and Cash Equivalents at Beginning of Period	957,653	1,184,887
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,859,059	$957,653

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$218,232	$237,530

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$601,021	$687,347
Inventory purchased with banker’s acceptances	565,079	682,791
Right-of-use assets obtained in exchange for operating lease obligations	168,606	229,673
Conversion of officer wages to common stock	-	864,480

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Liquidity and Going Concern

As of December 31, 2021, the Company had cash and cash equivalents of $4.9 million and an accumulated deficit of $32.2 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,425,123 as of December 31, 2021 to provide working capital and enable the Company to make the required payments related to its construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Accounting Estimates - The methodology used to prepare the Company’s financial statements is in conformity with U.S. GAAP, which requires the management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, deferred tax asset valuation allowance, valuation of stock-based compensation, the useful life of property and equipment, valuation of intangible assets and the assumptions used to calculate derivative liabilities. Therefore, actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term banker’s acceptances notes purchased with maturities of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges (credits) to bad debt expense totaled ($255,215) and $115,186 for the years ended December 31, 2021 and 2020, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged of uncollectible trade accounts receivable balances in the amount of $0 and $687,715 against the allowance for the years ended December 31, 2021 and 2020, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2021 and 2020, the Company evaluated its long-lived assets and determined that no impairment adjustments were necessary.

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $210,028 and $719,786 and are recorded as a liability on the accompanying balance sheet as “Advances from customers” as of December 31, 2021 and 2020, respectively.

Cost of Revenues – Cost of revenues includes wages, materials, depreciation, handling charges, and other expenses associated with the manufacture and delivery of products.

Research and Development – Research and development expenditures are recorded as expenses in the period in which they occur.

Credit Risk – The carrying amount of accounts receivable included in the balance sheet represents the Company’s exposure to credit risk in relation to its financial assets. No other financial asset carries a significant exposure to credit risk. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in aggregate have not exceeded management’s estimates.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, the Company has potentially dilutive common shares related to the option to purchase 65,000 shares of common stock and the 3,500,000 shares issuable upon conversion of the Convertible Note Payable are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

In 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. The pronouncement will be effective for public business entities that are SEC smaller reporting company filers in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard during fiscal 2021.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2021	2020
Raw materials	2,131,584	$2,081,745
Work in process	622,380	662,999
Finished goods	585,722	960,375
Total Inventory	$3,339,686	$3,705,119

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Permit of land use	$441,783	$431,681
Building	10,258,885	10,024,303
Plant, machinery and equipment	30,122,235	29,018,708
Motor vehicle	337,375	329,660
Office equipment	278,892	259,175
Total	41,439,170	40,063,527
Less: accumulated depreciation	(28,158,611)	(24,499,327)
Property, plant and equipment, net	$13,280,559	$15,564,200

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $3,049,706 and $2,643,820 for the years ended December 31, 2021 and 2020, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the years ended December 31, 2021 and 2020 and no costs were reclassified from advances to intangible assets during the years ended December 31, 2021 and 2020, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $38,114 and $35,650 for the years ended December 31, 2021 and 2020, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the years ended December 31, 2021 and 2020, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	December 31,	December 31,
	2021	2020
Gross carrying amount	$5,294,892	$5,173,818
Accumulated amortization	(5,147,051)	(4,991,672)
Net carrying amount	$147,841	$182,146

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2022	38,567
2023	38,567
2024	38,567
2025	32,140
Total	$147,841

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	December 31,	December 31,
	2021	2020
Compensation payable to officer	715,506	$1,658,706
Compensation and interest to related parties	$327,033	$297,487
Business taxes and other	841,622	792,015
Total Other Payables	$1,884,161	$2,748,208

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of December 31, 2021 and December 31, 2020 which is recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense years ended December 31, 2021 and 2020 was $13,546 and $13,546, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $327,033 and $297,487 as of December 31, 2021 and 2020, respectively.

The Company received advances totaling $1,183,414 and repaid $562,659 of the advances during the year ended December 31, 2021 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,425,123 and $740,316 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of December 31, 2021 and 2020, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021 and further extended to July 9, 2022 on identical terms. Total interest expense related to the loan for the years ended December 31, 2021 and 2020 was $30,194 and $43,083, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $715,506 and $1,658,706 as of December 31, 2021 and 2020, respectively. As discussed more fully in Note 13, an aggregate of $1,179,200 of compensation was converted into a total of 1,760,000 shares of common stock at the market price of $0.67 per share from the Company’s 2010 Long-Term Incentive Plan, as amended. On December 23, 2020 the Board approved the issuance of 2,000,000 shares of common stock from the Company’s 2010 Long-Term Incentive Plan, as amended for the partial conversion of unpaid compensation totaling $864,480 to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The shares were issued at a market price of $0.43 per share based on the average of the closing prices during the five trading days prior to the issuance date, and higher than the closing price of $0.42 per share on the issuance date.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 7 – BANKER’S ACCEPTANCE NOTES PAYABLE

In April 2016, the Company entered into a Banker’s Acceptance Note Agreement with a bank. Pursuant to the terms of the agreement, the Company can issue banker’s acceptance notes to any third party as payment of amounts owing to that third party. The Company is required to deposit with the bank an amount equal to the amounts represented by the banker’s acceptance notes issued to the third parties. The maximum amount that the Company can issue under this agreement is limited to the lesser of RMB30,000,000 (approximately $4.5 million) or the amount of cash available to deposit against the banker’s acceptance notes. In addition, the agreement calls for the payment of fees equal to 0.05% of the note amount to the bank. As of December 31, 2021 and 2020, the Company had no outstanding banker’s acceptance notes payable.

NOTE 8 – CONSTRUCTION LOAN FACILITY AND LINES OF CREDIT

The Company obtained a construction loan facility, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility is for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery. The loan bears interest based upon 110% of the PRC government’s eight-year term rate effective on the actual draw-down date, subject to annual adjustments based on 110% of the floating rate for the same type of loan on the anniversary from the draw-down date and its subsequent anniversary dates.  The interest rate has remained at 5.39% on each of the July 10 anniversary dates since inception. The loan required interest-only payments for the first two years. Beginning July 11, 2015, the principal was due in at least two (2) annual installments with the first annual payment being due within six month period after July 10, 2015 and the second annual payment being due July 10, 2016 and each following year over the next five years through July 11, 2021 on the identical terms as described above for 2015. The Company has made all required payments due under the loan. During the year ended December 31, 2021, the Company made the remaining principal payments due under the loan in the amount of $2,325,039 (RMB 15,000,000). On September 18, 2021 the Company entered into a new line of credit with the same bank as discussed below.

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has an additional RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the years ended December 31, 2021 and 2020 was $44,629 and $29,103, respectively. The Company repaid RMB 1,600,000 (approximately $0.25 million) during the year ended December 31, 2021 as per the repayment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2021 and 2020 was $54,294 and $25,500, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September, 2021 the Company repaid the line of credit in full. Also in September, 2021 the Company entered into a new line a credit in the amount of RMB 3,200,000 (approximately $0.8 million) on the same terms. The line of credit is due on September 2, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2021 and 2020 was $22,258 and $5,168, respectively.

On July 12, 2021, the Company obtained a short-term loan of RMB 3 million (approximately US$460,000) from Haikou HaiHongXin microfinance Co., Ltd., with a monthly interest rate of 1.5%. The company paid off the loan in September 2021. Total interest paid on this loan was $16,051 and $0 for the years ended December 31, 2021 and 2020, respectively. This loan was guaranteed by Haikou Financing Guarantee Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit is due September 18, 2022. The loan is collateralized by the Company’s new production facility. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $15,582 and $0 for the years ended December 31, 2021 and 2020, respectively.

Principal payments required for the remaining terms of the lines of credit as of December 31, 2021 are as follows:

Year	Lines of Credit
2022	$4,328,936
$4,328,936

Fair Value of Construction Loan Facility – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2021 and December 31, 2020 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On November 17, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note (the “Note”) to an institutional accredited investor Streeterville Capital, LLC (the “Investor”). The Note matures fifteen months after the purchase price of the Note is delivered from the Investor to the Company (the “Purchase Price Date”). The Note has the original principal amount of $5,250,000 and Investor gave consideration of $5,000,000, reflecting original issue discount of $250,000. The transaction contemplated under the Agreement was closed on November 19, 2021 and the Company anticipates using the proceeds for general working capital purposes.

The Note is convertible into 3,500,000 shares of the Company’s common stock at a price of $1.50 per share through April 19, 2022. Thereafter, the Note is convertible into 1,750,000 shares at a price of $3.00 per share.

Interest accrues on the outstanding balance of the Note at 5% per annum compounded daily. Upon the occurrence of an Event of Default as defined in the Note, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any Event of Default, the Investor may accelerate the outstanding balance payable under the Note, which will increase automatically upon such acceleration by 15% or 5%, depending on the nature of the Event of Default.

Pursuant to the terms of the Agreement and the Note, the Company must obtain Investor’s consent for certain fundamental transactions such as consolidation, merger with or into another entity (excerpt for a reincorporation merger), disposition of substantial assets, change of control, reorganization or recapitalization. Any occurrence of a fundamental transaction without Investor’s prior written consent will be deemed an Event of Default.

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 8,811,430 shares based on the lowest volume weighted average price of $0.595817 on the inception date of November 19, 2021. As of December 31, 2021, the Note was convertible into 11,975,447 shares of common stock based on the lowest volume weighted average price of $0.438397 on that date.

The original issue discount of $250,000 was fully earned at the inception of the Note, and accordingly was recognized as interest expense in the accompanying statement of operations for the year ended December 31, 2021. Total interest expense for the years ended December 31, 2021 and 2020 was $279,979 and $0, respectively.

On March 21, 2022 the Investor delivered its notice of redemption for $100,000 of the Note at the lowest volume weighted average price of $0.3113 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 321,233 shares of common stock to the Investor on March 23, 2022.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 10 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the years ended December 31, 2021 and 2020, operating lease cost was $92,085 and $96,552, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $98,845 and $102,624, respectively. As of December 31, 2021 and 2020, the Company reported operating lease right of use assets of $127,958 and $49,687, respectively and operating use liabilities of $85,282 and $52,070, respectively. As of December 31, 2021, its operating leases had a weighted average remaining lease term of 1.50 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended December 31:

2022	$89,590
2023	44,795
Total undiscounted cash flows	134,385
Less: Imputed interest	(4,923)
129,462
Less: Operating lease liabilities, current portion	(85,282)
Operating lease liabilities, net of current portion	$44,180

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2021, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2018 through December 31, 2021 and the Chinese income tax return for the year ended December 31, 2021 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the years ended December 31, 2021 and 2020, respectively due to continued net losses of the Company.

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2021	2020
(Benefit) tax at statutory rate of 25%	$(849,869)	$(716,694)
Prior year refund received	-	-
Other, primarily the difference in U.S. tax rates	8,440	8,190
Change in valuation allowance	841,429	708,504
Income tax expense	$-	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Allowance for doubtful trade receivables	$4,578,177	$4,537,623
Allowance for doubtful other receivables	8,052	6,822
Inventory obsolescence reserve	137,549	568,182
Stock compensation	3,201	-
Expenses not deductible in current year	1,187,760	1,160,601
Advances for intangible assets impairment	10,685,714	10,441,373
Lease liability, net	376	596
PRC net operating loss carry forward	5,779,437	9,542,576
U.S. net operating loss carry forward	1,602,243	1,409,380
Total deferred income tax assets	23,982,509	27,667,153
Valuation allowance	(23,982,509)	(27,667,153)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$824,407	$805,556

As of December 31, 2021, the Company had net operating loss carryforwards for PRC tax purposes of approximately $23.1 million which are available to offset any future taxable income through 2026. Approximately $20.4 million of these carryforwards expired in December 2021. The Company also has net operating losses for United States federal income tax purposes of approximately $7.6 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $2.5 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2021 and 2020.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $23,982,509 and $27,666,557 as of December 31, 2021 and 2020, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company uses fair value to measure the value of the banker’s acceptance notes it holds as of December 30, 2021 and 2020. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$91,362	$-	$91,362	$-
Total	$91,362	$-	$91,362	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2020	Level 1	Level 2	Level 3
Banker’s acceptance notes	$53,736	$-	$53,736	$-
Total	$53,736	$-	$53,736	$-

NOTE 13 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 as of December 31, 2021 and 2020.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 5,000,000 shares from 4,000,000 shares to 9,000,000 shares. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 9,000,000 shares of common stock. Through December 31, 2021, there were 3,935,000 shares of stock and stock options granted and outstanding under the Plan.  A total of 65,000 options were outstanding as of December 31, 2021 under the Plan. As such, there are 5,000,000 additional shares available for issuance under the Plan.

On September 9, 2021 the Company issued an aggregate of 1,760,000 fully vested shares of common stock at the price of $0.67 per share, representing the closing market price on that date to its Chairperson, Chief Executive Officer and Interim Chief Financial Officer under the Plan, as amended, to partially offset certain unpaid cash compensation totaling $1,179,200.

Also on September 9, 2021 the Company issued an option to purchase 65,000 shares of common stock at an exercise price at $1.47 per share, under the Plan. The Option vests immediately and expires on September 9, 2024. The fair value of the options granted of $15,243 was calculated using the Black-Scholes option valuation model using the closing market price of $0.67 per share, volatility of 118.4%, risk free interest rate of 0.75% and an expected life of 1.5 years. The value was charged to general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2021.

On December 23, 2020 the Board approved the issuance of 2,000,000 shares of common stock from the Company’s 2010 Long-Term Incentive Plan, as amended for the partial conversion of unpaid compensation totaling $864,480 to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer as discussed in Note 6.

As of December 31, 2021, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 14 – REVENUE

The following table summarizes the Company’s revenues disaggregated by revenue source and geography based on the Company’s PRC based business locations:

	For the Years
	Ended December 31,
	2021	2020
Domestic Pharmaceuticals	$9,641,925	$9,132,216
Export Medical Test Kits	-	1,734,233
	$9,641,925	$10,866,449

There were no sales of medical test kits within the PRC.

NOTE 15 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2021, no customer accounted for more than 10% of sales and three customers accounted for 52.1%, 11.2% and 10.2% of accounts receivable. Three suppliers accounted for 24.8%, 12.7% and 11.8% of raw material purchases, and three different products accounted for 20.7%, 17.7% and 13.5% of revenue.

For the year ended December 31, 2020, one customer accounted for 16.0% of sales and three customers respectively accounted for 52.0%, 11.2% and 10.2% of accounts receivable. Three suppliers respectively accounted for 20.7%, 17.75 and 13.5% of raw material purchases, and three different products respectively accounted for 32.6%, 19.9% and 16.0% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 since the first quarter 2020 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Through strict prevention and quarantine measures, China has effectively controlled the COVID-19 outbreak and returned to normal production and social life in an orderly manner. However, due to the deterioration of this pandemic in other countries, such as India, we still need to be on high alert on any potential risks, and China itself is also subject to substantial risk of resurgence of COVID-19. Any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could continue to adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

Economic environment - Substantially all of the Company’s operations are conducted in the PRC, and therefore the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States of America. These risks include, among others, the fast changes in political, economic and legal environments and fluctuations in the foreign currency exchange rate. The Company’s results from operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The unfavorable changes in global macroeconomic factors may also adversely affect the Company’s operations.

In addition, all of the Company’s revenue is denominated in the PRC’s currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.