Form 10-Q
period 2022-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2022-05-12
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

+86-898-6681-1730 (China)

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

As of May 9, 2022, there were 48,299,971 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$3,714,810	$4,859,059
Banker’s acceptances	14,146	91,362
Trade accounts receivable, less allowance for doubtful accounts of $18,384,642 and $18,312,707, respectively	418,650	714,475
Other receivables, less allowance for doubtful accounts of $30,716 and $32,210, respectively	39,019	29,564
Advances to suppliers	473	471
Inventory	3,906,394	3,339,686
Prepaid expenses	71,788	58,792
Total Current Assets	8,165,280	9,093,409

Property, plant and equipment, net	12,632,038	13,280,559
Operating lease right of use asset	107,094	127,958
Intangible assets, net	138,798	147,841
TOTAL ASSETS	$21,043,210	$22,649,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$927,350	$926,749
Accrued expenses	138,221	298,452
Other payables	1,757,061	1,884,161
Advances from customers	136,099	210,028
Borrowings from related parties	2,557,039	2,779,690
Operating lease liability	86,672	85,282
Construction loan facility	-	-
Current portion of lines of credit	4,300,432	4,328,936
Total Current Liabilities	9,902,874	10,513,298
Non-current Liabilities:
Convertible, redeemable note payable	4,950,000	5,250,000
Lines of credit, net of current portion	-	-
Operating lease liability, net of current portion	22,318	44,181
Deferred tax liability	827,978	824,407
Total Liabilities	15,703,170	16,631,886
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 48,299,971 shares and 47,339,557 shares issued and outstanding, respectively	48,300	47,340
Additional paid-in capital	25,944,407	25,645,367
Retained deficit	(33,268,145)	(32,238,655)
Accumulated other comprehensive income	12,615,478	12,563,829
Total Stockholders’ Equity	5,340,040	6,017,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,043,210	$22,649,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Revenue	$1,604,005	$2,358,371
Cost of revenue	1,773,466	2,085,641

Gross profit (loss)	(169,461)	272,730

Operating expenses:
Selling expenses	179,561	378,335
General and administrative expenses	514,168	408,998
Research and development expenses	54,049	190,086
Bad debt benefit	(5,521)	(8,221)
Total operating expenses	742,257	969,198

Loss from operations	(911,718)	(696,468)

Other income (expense):
Interest income	6,655	406
Interest expense	(124,427)	(71,265)
Net other expense	(117,772)	(70,859)

Loss before income taxes	(1,029,490)	(767,327)
Income tax expense	-	-
Net loss	(1,029,490)	(767,327)
Other comprehensive income (loss) - foreign currency translation adjustment	51,649	(71,325)
Comprehensive loss	$(977,841)	$(838,652)
Loss per share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding	47,368,111	45,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2021	45,579,557	45,580	24,452,684	(28,839,179)	12,345,446	8,004,531
Net loss for the period	-	-	-	(767,327)	-	(767,327)
Foreign currency translation adjustment	-	-	-	-	(741,325)	(741,325)
Balance, March 31, 2021	45,579,557	45,580	24,452,684	(29,606,506)	11,604,121	6,495,879

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	47,339,557	47,340	25,645,367	(32,238,655)	12,563,829	6,017,881
Conversions of Note Payable to common stock	960,414	960	299,040		-	300,000
Net loss for the period	-	-	-	(1,029,490)	-	(1,029,490)
Foreign currency translation adjustment	-	-	-	-	51,649	51,649
Balance, March 31, 2022	48,299,971	48,300	25,944,407	(33,268,145)	12,615,478	5,340,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,029,490)	$(767,327)
Depreciation and amortization	713,557	700,187
Bad debt (benefit) expense	(5,521)	(8,221)
Inventory write off	10,164	54,145
Changes in assets and liabilities:
Trade accounts and other receivables	258,130	(275,821)
Advances to suppliers	-	(1,474)
Inventory	(447,745)	211,393
Trade accounts payable	(3,413)	(115,768)
Other payables and accrued expenses	(290,893)	60,704
Change in bankers’ acceptance notes payable	-	-
Advances from customers	(74,814)	(144,602)
Prepaid expenses	(9,414)	9,868
Net Cash Used in Operating Activities	(879,439)	(276,916)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,391)	-
Net Cash Used in Investing Activities	(1,391)	-

Cash Flows from Financing Activities:
Payments of construction term loan	-	(154,215)
Payments of line of credit	(47,241)	(46,265)
Borrowings and interest from related party	7,669	306,688
Repayments to related party	(236,206)	(251,371)
Net Cash (Used In) Provided By Financing Activities	(275,778)	(145,163)

Effect of Exchange Rate Changes on Cash	12,358	(1,044)
Net Increase in Cash, Cash Equivalents and Restricted Cash	(1,144,250)	(423,123)
Cash and Cash Equivalents at Beginning of Period	4,859,060	957,653
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,714,810	$534,530

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$218,232	$60,368

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$36,885	$194,641
Inventory purchased with banker’s acceptances	114,471	248,713
Conversions of Note Payable to common stock	300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash and cash equivalents of $3.7 million and an accumulated deficit of $33.3 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,202,472 at March 31, 2022 to provide working capital and enable the Company to make the required payments related to its prior construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

Consolidation and Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. The accompanying condensed consolidated financial statements include the accounts and operations of the Company including its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (“the 2021 Annual Report”).

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

The potentially dilutive common shares related to the Convertible, redeemable note payable of 12,493,690 and 11,975,447 as of March 31, 2022 and December 31, 2021 as discussed in Note 8, respectively, and the option to purchase 65,000 shares of common stock as of March 31, 2022 and December 31, 2021 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	2,280,072	2,131,584
Work in process	476,631	622,380
Finished goods	1,149,692	585,722
Total Inventory	$3,906,394	$3,339,686

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Permit of land use	$443,697	$441,783
Building	10,303,326	10,258,885
Plant, machinery and equipment	30,249,997	30,122,235
Motor vehicle	338,836	337,375
Office equipment	280,893	278,892
Total	41,616,749	41,439,170
Less: accumulated depreciation	(28,984,711)	(28,158,611)
Property, plant and equipment, net	$12,632,038	$13,280,559

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $703,877 and $690,707 for the three months ended March 31, 2022 and 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the three months ended March 31, 2022 and 2021 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2022 and 2021, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $9,680 and $9,480 for the three months ended March 31, 2022 and 2021, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2022 and 2021.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	March 31,	December 31,
	2022	2021
Gross carrying amount	$5,317,829	$5,294,892
Accumulated amortization	(5,179,031)	(5,147,051)
Net carrying amount	$138,798	$147,841

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	March 31,	December 31,
	2022	2021
Compensation payable to officer	$719,506	$715,506
Compensation and interest to related parties	338,419	327,033
Business taxes and other	699,136	841,622
Total Other Payables	$1,757,061	$1,884,161

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of March 31, 2022 and December 31, 2021 which is recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended March 31, 2022 and 2021 was $3,386 and $3,386, respectively. Compensation and interest payable to the board member is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $338,414 and $327,033 as of March 31, 2022 and December 31, 2021, respectively.

The Company repaid $236,206 of the advances during the three months ended March 31, 2022 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,202,872 and $1,183,414 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021 and further extended to July 9, 2022 on identical terms. Total interest expense related to the loan for the three months ended March 31, 2022 and 2021 was $7,669 and $7,510, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $719,506 and $715,506 as of March 31, 2022 and December 31, 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

NOTE 7 – LINES OF CREDIT

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to Bank of China. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. The Company has remaining RMB 2,000,000 (approximately $0.3 million) available under the line, subject to a risk review and approval by the third party guarantee company. Total interest expense under this facility for the three months ended March 31, 2022 and 2021 was $9,445 and $11,967, respectively. The Company repaid RMB 300,000 (approximately $0.05 million) during the three months ended March 31, 2022 as per the repayment schedule.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the three months ended March 31, 2022 and 2021 was $13,954 and $13,272, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September 2021, the Company repaid the line of credit in full, Also in September 2021, the Company entered into a new line a credit in the amount of RMB 3,200,000 (approximately $0.8 million) on the same terms. The line of credit is due on September 2, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended March 31, 2022 and 2021 was $5,669 and $5,552, respectively.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit is due September 18, 2022. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest for the three months ended March 31, 2022 and 2021 was $15,157 and $0, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

Principal payments required for the remaining terms of the loan facility and lines of credit as of March 31, 2022 are as follows:

Year	Lines of Credit
2022	$4,300,432
$4,300,432

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of March 31, 2022 and December 31, 2021 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On November 17, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note (the “Note”) to an institutional accredited investor Streeterville Capital, LLC (the “Investor”). The Note matures fifteen months after the purchase price of the Note is delivered from the Investor to the Company (the “Purchase Price Date”). The Note has the original principal amount of $5,250,000 and Investor gave consideration of $5,000,000, reflecting original issue discount of $250,000. The transaction contemplated under the Agreement was closed on November 19, 2021 and the Company has been using the proceeds for general working capital purposes.

The Note balance of $4,950,000 as of March 31, 2022 is convertible into 3,300,000 shares of the Company’s common stock at a price of $1.50 per share through April 19, 2022. Thereafter, the Note is convertible into 1,650,000 shares at a price of $3.00 per share.

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 8,811,430 shares based on the lowest volume weighted average price of $0.595817 on the inception date of November 19, 2021. As of March 31, 2022 and December 31, 2021, the Note was redeemable into 12,493,690 and 11,975,447 shares of common stock, respectively based on the lowest volume weighted average price of $0.3962 and $0.4384 on those dates, respectively.

Total interest expense for the three months ended March 31, 2022 and 2021 was $67,686 and $0, respectively.

On March 21, 2022 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the price of $0.3113, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 321,233 shares of common stock to the Investor on March 23, 2022.

On March 30, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the price of $0.3129, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 639,181 shares of common stock to the Investor on March 31, 2022.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended March 31, 2022 and 2021, operating lease cost was $21,419 and $23,968, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $22,495 and $25,475, respectively. As of March 31, 2022 and December 31, 2021, the Company reported operating lease right of use assets of $107,094 and $127,958, respectively and operating use liabilities of $108,990 and $129,462, respectively. As of March 31, 2022, its operating leases had a weighted average remaining lease term of 1.25 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended March 31:

2023	$89,978
2024	22,494
Total undiscounted cash flows	112,472
Less: Imputed interest	(3,482)
108,990
Less: Operating lease liabilities, current portion	(86,672)
Operating lease liabilities, net of current portion	$22,318

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2021, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2017 through December 31, 2021 and the Chinese income tax return for the year ended December 31, 2021 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the three months ended March 31, 2022 and 2021, respectively due to continued net losses of the Company.

As of March 31, 2022, the Company had net operating loss carryforwards for PRC tax purposes of approximately $23.8 million which are available to offset any future taxable income through 2027. Approximately $4.4 million of these carryforwards will expire in December 2022. The Company also has net operating losses for United States federal income tax purposes of approximately $8.0 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $2.9 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2022 and December 31, 2021.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $24,318,296 and $23,982,509 as of March 31, 2022 and December 31, 2021, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at March 31, 2022 and December 31, 2021. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	March 31,	Reporting Date Using
Description	2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$14,146	$-	$14,146	$-
Total	$14,146	$-	$14,146	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$91,362	$-	$91,362	$-
Total	$91,362	$-	$91,362	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 as of March 31, 2022 and December 31, 2021.

2022 Share Issuances

On March 21, 2022 the Investor as discussed in Note 8 delivered its notice of redemption for $100,000 of the Note and related interest at the lowest volume weighted average price of $0.3113 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 321,233 shares of common stock to the Investor on March 23, 2022.

On March 30, 2022 the Investor as discussed in Note 8 delivered its notice of redemption for $200,000 of the Note and related interest at the lowest volume weighted average price of $0.3129 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 639,181 shares of common stock to the Investor on March 31, 2022.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 5,000,000 shares from 4,000,000 shares to 9,000,000 shares. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 9,000,000 shares of common stock. Through March 31, 2022, there were 3,935,000 shares of stock granted and outstanding under the Plan.  A total of 65,000 options were outstanding as of March 31, 2022 under the Plan. As such, there are 5,000,000 additional shares available for issuance under the Plan.

As of March 31, 2022, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the three months ended March 31, 2022, no customer accounted for more than 10% of sales and three customers accounted for 53.0%, 11.4% and 10.4% of accounts receivable. Two suppliers accounted for 29.2% and 28.4% of raw material purchases, and three different products accounted for 32.5%, 29.4% and 12.7% of revenue.

For the three months ended March 31, 2021, no customer accounted for more than 10% of sales and three customers accounted for 51.9%, 11.2% and 10.2% of accounts receivable. Two suppliers accounted for 45.1% and 20.1% of raw material purchases, and three different products accounted for 32.0%, 27.0% and 11.7% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - The current outbreak of COVID-19 since the first quarter 2020 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Through strict prevention and quarantine measures, China has effectively controlled the COVID-19 outbreak and returned to normal production and social life in an orderly manner. However, due to the deterioration of this pandemic in other countries, such as India, we still need to be on high alert on any potential risks, and China itself, is facing with the frequent resurgence in multiple metropolitans. Any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could continue to adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

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

China’s consistency evaluation of generic drugs continues to proceed in 2022. The supporting policies from central and provincial governments are constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of promoting the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies; future market; expected investment; and return of investment (“ROI”) for each drug’s consistency evaluation, the whole industry, including us, has been making slow progress in terms of the consistency evaluation. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. And we’ve submitted application documents to NMPA at the end of 2021.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. Since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, six rounds of CP activities have been carried out by the end of 2021, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least these two factors above before making decisions for any products.

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

In addition, the Office of the State Council issued “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing an MAH to produce pharmaceuticals itself or to consign production to other pharmaceutical manufacturers. This policy not only transitions China’s production practices to meet the European and United States standards by separating drug approval and production qualifications, thereby changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy.

In general, demand for pharmaceutical products is still undergoing steady growth in China. We believe the ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to the national policy guidance and further evaluate market conditions for our existing products then adjust accordingly, and compete in the market in order to optimize our development strategy.

Results of Operations for the three months ended March 31, 2022

Revenue

Revenue decreased by 32.0% to $1.6 million for the three months ended March 31, 2022, as compared to $2.4 million for the three months ended March 31, 2021. This decrease was mainly due to the decline in the sales price of our main products caused by the promotion of China’s drug Centralized Procurement policy, as well as the negative impact on drug sales triggered by quarantine, and drug-sales-control polices caused by the scattered outbreak COVID-19 in the first quarter of 2022 in China.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Product Category	2022	2021	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.28	0.50	-0.22	-44%
Anti-Viral/ Infection & Respiratory	1.05	1.50	-0.45	-30%
Digestive Diseases	0.06	0.09	-0.03	-31%
Other	0.20	0.28	-0.08	-28%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $1.05 million in sales revenue in the three months ended March 31, 2022 compared to $1.50 million for the same period a year ago, which is a decrease of $0.45 million. This decrease was mainly due to the decrease in sales of Cefaclor Dispersible Tablet and Roxithromycin, which was caused by the price and sales volume pressure from Centralized Procurement on those products.

Our “CNS Cerebral & Cardio Vascular” product category generated $0.28 million in sales revenue in the three months ended March 31, 2022 compared to $0.50 million for the same period a year ago, which is a decrease of $0.22 million. This decrease was mainly due to the decrease in sales of Alginic Sodium Diester Injection, which was caused by market volatility.

Our “Others” product category generated $0.20 million of sales in the three months ended March 31, 2022, compared to $0.28 million in the same period in 2021. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection, which was caused by market volatility.

Our “Digestive” product category sales decreased by $0.03 million to $0.06 million in the three months ended March 31, 2022 from $0.09 million for the same period in 2021, which was mainly due to the decrease in sales of Omeprazole and Compound Ammonium Glycyrrhetate S for Injection that was caused by market volatility.

	Three Months Ended March 31,
Product Category	2022	2021
CNS Cerebral & Cardio Vascular	18%	22%
Anti-Viral/ Infection & Respiratory	65%	56%
Digestive Diseases	4%	5%
Other	13%	17%

For the three months ended March 31, 2022, revenue breakdown by product category showed certain changes to that of the same period in 2021. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 65% and 56% of total sales in the three months ended March 31, 2022 and 2021, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 18% and 22% of total revenue in the three months ended March 31, 2022 and 2021, respectively. The “Other” product category represented 13% and 17% of revenues in the three months ended March 31, 2022 and 2021, respectively. The “Digestive Diseases” product category represented 4% and 5% of total revenue in the three months ended March 31, 2022 and 2021, respectively.

Cost of Revenue

For the three months ended March 31, 2022, our cost of revenue was $1.8 million, or 110.6% of total revenue, while cost of revenue was $2.1 million, or 88.4% of total revenue, for the same period in 2021. The increase in the proportion of cost to revenue in this quarter was mainly due to the fact that the amount of fixed cost does not decrease with the decline of revenue.

Gross Profit and Gross Margin

Gross loss for the three months ended March 31, 2022 was $0.2 million, as compared to gross profit of $0.3 million during the same period in 2021. For the three months ended March 31, 2022, we had a gross loss margin of 10.6% as compared to a gross profit margin of 11.6% during the same period in 2021.

Selling Expenses

Our selling expenses for the three months ended March 31, 2022 and 2021 were $0.2 million and $0.4 million, respectively. Selling expenses accounted for 11.2% of the total revenue in the three months ended March 31, 2022, as compared to 16.0% during the same period in 2021. As a result of the adjustment of many policies of healthcare reform, we had reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. It accounted for 32.1% and 17.3% of our total revenues in the three months ended March 31, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2022 were $0.05 million, as compared to $0.19 million in the same period in 2021. Research and development expenses accounted for 3.4% and 8.1% of our total revenues in the three months ended March 31, 2022 and 2021, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt Benefit

Our bad debt benefit for the three months ended March 31, 2022 was $5,521, as compared to $8,221 for the same period in 2021. This change was mainly due to the accelerated rate of receipts of accounts receivable aged within two years of the current period.

In general, our normal customer credit or payment terms are 180 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.03 million and $0.11 million as of March 31, 2022 and December 31, 2021, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
1 - 180 Days	2.08%	2.68%
180 - 360 Days	0.10%	0.17%
360 - 720 Days	0.20%	0.41%
> 720 Days	97.62%	96.74%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $18.4 million and $18.2 million as of March 31, 2022 and December 31, 2021, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Balance, Beginning of Period	$18,312,707	$18,150,493
Bad debt expense (benefit)	(5,521)	(8,221)
Foreign currency translation adjustment	77,456	(128,933)
Balance, End of Period	$18,384,642	$18,013,339

Loss from Operations

Our operating loss for the three months ended March 31, 2022 was $0.9 million, compared to an operating loss of $0.7 million during the same period in 2021.

Net Interest Expense

Net interest expense for the three months ended March 31, 2022 was $0.12 million, as compared to $0.07 million for the same period in 2021.

Net Loss

Net Loss for the three months ended March 31, 2022 was $1.0 million, as compared to a net loss of $0.7 million for the same period a year ago. The increase in net loss was mainly the result of decreased revenue and increased cost in this period.

Loss per basic and diluted common share were both $0.02 for the three months ended March 31, 2022 and 2021, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 47,368,111 and 45,579,557 for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the Convertible Note Payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those line of credit this year. In addition to the aggregated advance of $1,425,123 from our CEO as of December 31, 2021, we received some temporary advances from and made several repayments to her in the three months ended March 31, 2022. As of March 31, 2022, the aggregated advance from our CEO was $1,202,472 for use in operations. Our cash and cash equivalents were $3.7 million, representing 17.7% of our total assets, as of March 31, 2022, as compared to $4.9 million, representing 21.5% of our total assets as of December 31, 2021. All of the $3.7 million of cash and cash equivalents as of March 31, 2022 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit in details described under Note 7 to its condensed consolidated financial statements contained in this report which is incorporated by reference herein.

The Company issued a convertible note to an institutional accredited investor as disclosed in Note 8 to the condensed consolidated financial statements contained in this report which is incorporated by reference herein.

Although the Company obtained the convertible note and additional lines of credit in 2021, there can be no assurance that the Company will be able to achieve its future strategic goal to accelerate the launch of nutrition products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital during the year ended December 31, 2021 and for the three months ended March 31, 2022, there can be no assurances that this will be the case in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.9 million in the three months ended March 31, 2022, compared to net cash flow of $0.3 million used by operating activities in the same period in 2021.

As of March 31, 2022, our net accounts receivable was $0.4 million, compared to $0.7 million as of December 31, 2021.

Total inventory was $3.9 million and $3.3 million as of March 31, 2022 and December 31, 2021, respectively.

Investing Activities

There was $1,391 cash flow under investing activities during the three months ended March 31, 2022, compared to zero for the same period in 2021.

Financing Activities

Cash flow used in financing activities was $0.28 million in the three months ended March 31, 2022; compared to $0.15 million cash used in the same period 2021.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of March 31, 2022 and December 31, 2021, Helpson’s net assets totaled $2,883,000 and $3,447,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is both $8,145,000 as of March 31, 2022 and December 31, 2021, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 283% and 236%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the year ended March 31, 2022.

The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China.Our businesses and assets are primarily denominated in RMB. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires the submission of a payment application form together with certain invoices and executed contracts. The currency exchange control procedures imposed by Chinese government authorities may restrict Helpson, our Chinese subsidiary, from transferring its net assets to our parent company through loans, advances or cash dividends.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 12, 2022	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2022	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	Inline XBRL Instance Document

101.SCH -	Inline XBRL Taxonomy Extension Schema Document

101.CAL -	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)