Form 10-Q
period 2022-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2022-08-11
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

+86 - 898-6681-1730 (China)

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

As of August 10, 2022, there were 50,449,673 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,244,962	$4,859,059
Banker’s acceptances	10,758	91,362
Trade accounts receivable, less allowance for doubtful accounts of $17,384,884 and $18,312,707, respectively	318,638	714,475

Other receivables, less allowance for doubtful accounts of $29,574 and $32,210, respectively	55,925	29,564

Advances to suppliers	8,672	471
Inventory	3,530,462	3,339,686
Prepaid expenses	89,935	58,792
Total Current Assets	6,259,352	9,093,409

Property, plant and equipment, net	11,455,931	13,280,559
Operating lease right of use asset	81,039	127,958
Intangible assets, net	122,127	147,841
TOTAL ASSETS	$17,918,449	$22,649,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$397,543	$926,749
Accrued expenses	110,387	298,452
Other payables	1,896,339	1,884,161
Advances from customers	138,238	210,028
Borrowings from related parties	2,501,819	2,779,690
Operating lease liability	82,959	85,282
Lines of credit	3,233,305	4,328,936
Total Current Liabilities	8,360,590	10,513,298
Non-current Liabilities:
Convertible, redeemable note payable	4,750,000	5,250,000
Operating lease liability, net of current portion	-	44,181
Deferred tax liability	783,171	824,407
Total Liabilities	13,893,761	16,631,886
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 49,310,072 shares and 47,339,557 shares issued and outstanding, respectively	49,310	47,340
Additional paid-in capital	26,143,397	25,645,367
Retained deficit	(34,156,539)	(32,238,655)
Accumulated other comprehensive income	11,988,520	12,563,829
Total Stockholders’ Equity	4,024,688	6,017,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,918,449	$22,649,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Revenue	$1,613,156	$2,415,559	$3,217,161	$4,773,930
Cost of revenue	1,842,537	2,344,559	3,616,003	4,430,200

Gross profit	(229,381)	71,000	(398,842)	343,730

Operating expenses:
Selling expenses	266,451	445,478	446,012	823,813
General and administrative expenses	273,056	329,758	787,224	738,756
Research and development expenses	15,063	53,456	69,112	243,542
Bad debt (benefit) expense	(4,358)	(4,744)	(9,879)	(12,965)
Total operating expenses	550,212	823,948	1,292,469	1,793,146

Loss from operations	(779,593)	(752,948)	(1,691,311)	(1,449,416)

Other income (expense):
Interest income	1,240	579	7,895	985
Interest expense	(110,041)	(72,392)	(234,468)	(143,657)
Net other expense	(108,801)	(71,813)	(226,573)	(142,672)

Loss before income taxes	(888,394)	(824,761)	(1,917,884)	(1,592,088)
Income tax expense	-	-	-	-
Net (loss) income	(888,394)	(824,761)	(1,917,884)	(1,592,088)
Other comprehensive income (loss) - foreign currency translation adjustment	(626,958)	183,455	(575,309)	112,130

Comprehensive (loss) income	$(1,515,352)	$(641,306)	$(2,493,193)	$(1,479,958)
(Loss) Earnings per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Weighted average shares outstanding	48,488,671	45,579,557	47,931,487	45,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2021	45,579,557	$45,580	$24,452,684	$(28,839,179)	$12,345,446	$8,004,531
Net loss for the period	-	-	-	(767,327)	-	(767,327)
Foreign currency translation adjustment	-	-	-	-	(71,325)	(71,325)
Balance, March 31, 2021	45,579,557	45,580	24,452,684	(29,606,506)	12,274,121	7,165,879
Net loss for the period	-	-	-	(824,761)	-	(824,761)
Foreign currency translation adjustment	-	-	-	-	183,455	183,455
Balance, June 30, 2021		$45,580	$24,452,684	$(30,431,267)	$12,457,576	$6,524,573

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	47,339,557	$47,340	$25,645,367	$(32,238,655)	$12,563,829	$6,017,881
Conversions of Note Payable to common stock	960,414	960	299,040		-	300,000
Net loss for the period	-	-	-	(1,029,490)	-	(1,029,490)
Foreign currency translation adjustment	-	-	-	-	51,649	51,649
Balance, March 31, 2022	48,299,971	48,300	25,944,407	(33,268,145)	12,615,478	5,340,040
Conversions of Note Payable to common stock	1,010,101	1,010	198,990			200,000
Net loss for the period				(888,394)		(888,394)
Foreign currency translation adjustment					(626,958)	(626,958)
Balance, June 30, 2022	49,310,072	$49,310	$26,143,397	$(34,156,539)	$11,988,520	$4,024,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,917,884)	$(1,592,088)
Depreciation and amortization	1,396,771	1,400,647
Bad debt (benefit) expense	(9,879)	(12,965)
Inventory write off	-	121,604
Changes in assets and liabilities:
Trade accounts and other receivables	148,105	(120,757)
Advances to suppliers	(8,514)	(702)
Inventory	(85,985)	890,435
Trade accounts payable	(499,822)	(558,912)
Other payables and accrued expenses	(137,335)	447,500
Advances from customers	(63,438)	(201,063)
Prepaid expenses	(35,281)	25,421
Net Cash (Used in) Provided by Operating Activities	(1,213,262)	399,120

Cash Flows from Investing Activities:
Purchases of property and equipment	(176,682)	(15,022)
Net Cash Used in Investing Activities	(176,682)	(15,022)

Cash Flows from Financing Activities:
Payments of construction term loan	-	(154,516)
Payments of line of credit	(910,000)	(896,194)
Proceeds from line of credit	-	772,581
Borrowings and interest from related party	15,023	932,876
Repayments to related party	(231,356)	(251,861)
Net Cash (Used In) Provided By Financing Activities	(1,126,333)	402,886

Effect of Exchange Rate Changes on Cash	(97,821)	10,231
Net Change in Cash and Cash Equivalents	(2,614,098)	797,215
Cash and Cash Equivalents at Beginning of Period	4,859,060	957,653
Cash and Cash Equivalents at End of Period	$2,244,962	$1,754,868

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$81,401	$121,090

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$205,711	$195,021
Inventory purchased with banker’s acceptances	284,418	249,198
Conversions of Note Payable to common stock	500,000	-
Right of use assets obtained in exchange for operatng lease obligations	-	168,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash and cash equivalents of $2.2 million and an accumulated deficit of $34.2 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,147,252 at June 30, 2022 to provide working capital and enable the Company to make the required payments related to its prior construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (“2021 Annual Report”).

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

The potentially dilutive common shares related to the Convertible, redeemable note payable of 21,379,074 and 11,975,447 at June 30, 2022 and December 31, 2021 as discussed in Note 8, respectively, and the option to purchase 65,000 shares of common stock at June 30, 2022 and December 31, 2021 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

NOTE 2 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	1,896,166	2,131,584
Work in process	356,702	622,380
Finished goods	1,277,594	585,722
Total Inventory	$3,530,462	$3,339,686

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Permit of land use	$419,685	$441,783
Building	9,745,742	10,258,885
Plant, machinery and equipment	28,782,817	30,122,235
Motor vehicle	320,499	337,375
Office equipment	268,349	278,892
Total	39,537,092	41,439,170
Less: accumulated depreciation	(28,081,161)	(28,158,611)
Property, plant and equipment, net	$11,455,931	$13,280,559

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $673,931 and $690,943 for the three months ended June 30, 2022 and 2021, respectively and $1,377,808 and $1,381,650 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the six months ended June 30, 2022 and 2021 and no costs were reclassified from advances to intangible assets during the six months ended June 30, 2022 and 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $9,680 and $9,517 for the three months ended June 30, 2022 and 2021, respectively, and $18,963 and $18,997 for the six months ended June 30, 2022 and 2021, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the six months ended June 30, 2022 and 2021.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	June 30,	December 31,
	2022	2021
Gross carrying amount	$5,030,045	$5,294,892
Accumulated amortization	(4,907,918)	(5,147,051)
Net carrying amount	$122,127	$147,841

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	June 30,	December 31,
	2022	2021
Compensation payable to officer	$723,506	$715,506
Compensation and interest to related parties	349,805	327,033
Business taxes and other	823,028	841,622
Total Other Payables	$1,896,339	$1,884,161

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of June 30, 2022 and December 31, 2021 which is recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended June 30, 2022 and 2021 was $3,387 and $3,387, respectively and $6,773 and $6,773 for the six months ended June 30, 2022 and 2021, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $349,805 and $327,033 as of June 30, 2022 and December 31, 2021, respectively.

The Company repaid $231,356 of the advances during the six months ended June 30, 2022 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,147,252 and $1,425,123 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2023. Total interest expense related to the loan for the three months ended June 30, 2022 and 2021 was $7,354 and $7,539, respectively and $15,023 and $15,050 for the six months ended June 30, 2022 and 2021, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $723,506 and $715,506 as of June 30, 2022 and December 31, 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

NOTE 7 –LINES OF CREDIT

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to Bank of China. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest expense under this facility for the three months ended June 30, 2022 and 2021 was $9,445 and $11,550, respectively and $12,708 and $23,494 for the six months ended June 30, 2022 and 2021, respectively. The Company repaid the remaining RMB 5,900,000 ($0.91 million) during the six months ended June 30, 2022.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. The Company paid all principal and interest on June 21, 2022 and on June 22, 2022 entered into a new loan for the same principal amount bearing interest at 4.17% and due December 21, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the three months ended June 30, 2022 and 2021 was $13,971 and $11,550, respectively and $27,925 and $23,517 for the six months ended June 30, 2022 and 2021, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September 2021, the Company repaid the line of credit in full. Also in September 2021, the Company entered into a new line of credit in the amount of RMB 3,200,000 (approximately $0.8 million) on the same terms. The line of credit is due on September 2, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended June 30, 2022 and 2021 was $5,669 and $5,552, respectively.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit is due September 18, 2022. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest for the three months ended June 30, 2022 and 2021 was $15,175 and $0, respectively and $30,332 and $0 for the six months ended June 30, 2022 and 2021, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of June 30, 2022 are as follows:

Year	Lines of Credit
2022	$3,233,305
$3,233,305

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of June 30, 2022 and December 31, 2021 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

The Note balance of $4,750,000 at June 30, 2022 is convertible into 1,583,333 shares of the Company’s common stock at a price of $3.00 per share.

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 8,811,430 shares based on the lowest volume weighted average price of $0.595817 on the inception date of November 19, 2021. As of June 30, 2022 and December 31, 2021, the Note was redeemable into 21,379,074 and 11,975,447 shares of common stock, respectively based on the lowest volume weighted average price of $0.2222 and $0.4384 on those dates, respectively.

Total interest expense for the three months ended June 30, 2022 and 2021 was $63,585 and $0, respectively and $131,271 and $0 for the six months ended June 30, 2022 and 2021, respectively.

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

On June 9, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the price of $0.198, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,010,101 shares of common stock to the Investor on June 13, 2022.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended June 30, 2022 and 2021, operating lease cost was $19,101 and $24,793, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $20,060 and $26,352, respectively. For the six months ended June 30, 2022 and 2021, operating lease cost was $40,519 and $48,760, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $42,554 and $51,827, respectively. As of June 30, 2022 and December 31, 2021, the Company reported operating lease right of use assets of $81,038 and $127,958, respectively and operating use liabilities of $82,959 and $129,462, respectively. As of June 30, 2022, its operating leases had a weighted average remaining lease term of 1.0 years and a weighted average discount rate of 4.75%.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended June 30:

2023	$85,109
Total undiscounted cash flows	85,109
Less: Imputed interest	(2,150)
82,959
Less: Operating lease liabilities, current portion	(82,959)
Operating lease liabilities, net of current portion	$-

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

There was no provision for income taxes for the three and six months ended June 30, 2022 and 2021, respectively due to continued net losses of the Company.

As of June 30, 2022, the Company had net operating loss carryforwards for PRC tax purposes of approximately $23.2 million which are available to offset any future taxable income through 2027. Approximately $4.1 million of these carryforwards will expire in December 2022. The Company also has net operating losses for United States federal income tax purposes of approximately $8.2 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $3.1 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2022 and December 31, 2021.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $23,305,276 and $23,982,509 as of June 30, 2022 and December 31, 2021, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at June 30, 2022 and December 31, 2021. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$10,758	$-	$10,758	$-
Total	$10,758	$-	$10,758	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$91,362	$-	$91,362	$-
Total	$91,362	$-	$91,362	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 95,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at June 30, 2022 and December 31, 2021.

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

On June 9, 2022 the Investor as discussed in Note 8 delivered its notice of redemption for $200,000 of the Note and related interest at the lowest volume weighted average price of $0.198 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,010,101 shares of common stock to the Investor on June 13, 2022.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 5,000,000 shares from 4,000,000 shares to 9,000,000 shares. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 9,000,000 shares of common stock. Through June 30, 2022, there were 3,935,000 shares of stock granted and outstanding under the Plan. A total of 65,000 options were outstanding as of June 30, 2022 under the Plan. As such, there are 5,000,000 additional shares available for issuance under the Plan.

As of June 30, 2022, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the six months ended June 30, 2022, one customer accounted for 10.2% of sales and three customers accounted for 53.3%, 11.5% and 10.4% of accounts receivable. Three suppliers accounted for 22.4%, 15.8% and 13.6% of raw material purchases, and three different products accounted for 25.6%, 24.9% and 14.6% of revenue.

For the six months ended June 30, 2021, no customer accounted for more than 10% of sales and three customers accounted for 52.3%, 11.3% and 10.3% of accounts receivable. Two suppliers accounted for 37.8% and 13.9% of raw material purchases, and three different products accounted for 30.1%, 20.2% and 12.7% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - Although the outbreak of COVID-19 since the first quarter of 2020 has been under control, and China has returned to normal production and social life in an orderly manner, China is still encountering frequent resurgences in many of the major cities. For now, these resurgences have not caused material impact to our daily operations, However, due to the lock down and zero-case policy, we cannot ensure that any future resurgence will not cause substantial influence onto our business. If that happens, any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results.

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

NOTE 14 – SUBSEQUENT EVENTS

On August 3, 2022 the Investor discussed in Note 8 delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $0.1755, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,139,601 shares of common stock to the Investor on August 4, 2022.

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

China’s consistency evaluation of generic drugs continues to proceed in the first six months ended June 30, 2022. The supporting policies from central and provincial governments are constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of promoting the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, entities in the whole industry, including us, have been making slow progresses in terms of the consistency evaluation. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We have submitted application documents to NMPA at the end of 2021, and we passed the clinical verification of the drug by NMPA in June 2022.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. Since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, seven rounds of CP activities have been carried out by July 2022, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above (namely, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP) before making decisions for any products.

In addition, we continue to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry will reach RMB 16 trillion (approximately 2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and disease, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. We launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. We also launched wash-free sanitizers and masks in 2020 to address the market needs caused by COVID-19 in China. With the impact of COVID-19 continuing, masks and sanitizers have become long-time anti-epidemic materials. We have sufficient production capacity for medical masks, surgical masks and KN95 masks, which meets the personal needs for protection against the epidemic outbreak.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Market Trends

As a generic drug company, we are presented with a huge domestic market. We believe that through further upgrades and better conformity with Chinese consistency evaluations based on European and American production standards, we will be able to export our products to overseas markets. In China’s market, we believe that in the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the CP’s winning enterprise has a good chance of achieving price-for-volume to increase its market share and support its continuous innovation transformation. On a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. We believe that there is a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

In addition, the Office of the State Council issued “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing an MAH to produce pharmaceuticals themselves or to consign production to other pharmaceutical manufacturers. This policy not only transits China’s production practices to meet the European and United States standards by separating drug approval and production qualifications, thereby changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy.

In general, demand for pharmaceutical products is still experiencing steady growth in China. We believe the ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to the national policy guidance and further evaluate market conditions for our existing products, then adjust and compete in the market in order to optimize our development strategy.

Results of Operations for the three months ended June 30, 2022

Revenue

Revenue decreased by 33.2% to $1.6 million for the three months ended June 30, 2022, as compared to $2.4 million for the three months ended June 30, 2021. This decrease was mainly due to the decline in the sales price of our main products caused by the promotion of China’s drug Centralized Procurement policy, as well as the negative impact on drug sales triggered by quarantine, lagged logistics and transportation, and drug-sales-control polices caused by the scattered outbreak COVID-19 in the second quarter of 2022 in China.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
Product Category	2022	2021	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.55	0.89	-0.34	-38%
Anti-Viral/ Infection & Respiratory	0.69	1.10	-0.41	-37%
Digestive Diseases	0.11	0.09	0.02	22%
Others	0.27	0.33	-0.06	-18%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $0.69 million in sales revenue in the three months ended June 30, 2022 compared to $1.10 million for the same period a year ago, which is a decrease of $0.41 million. This decrease was mainly due to the decrease in sales of Cefaclor Dispersible Tablet, which was caused by the price and sales volume pressure from Centralized Procurement on this products.

Sales in “CNS Cerebral & Cardio Vascular” product category generated $0.55 million in sales revenue in the three months ended June 30, 2022 compared to $0.89 million for the same period a year ago, which is a decrease of $0.34 million. This decrease was mainly due to the decrease in sales of Alginic Sodium Diester Injection, which was caused by market volatility.

Our “Others” product category generated $0.27 million in sales revenue in the three months ended June 30, 2022, compared to $0.33 million in the same period in 2021. This decrease was mainly due to the decrease in sales of Vitamin B6 for injection, which was caused by market volatility.

Our “Digestive Diseases” product category sales was $0.11 million in the three months ended June 30, 2022, as compared to $0.09 million for the same period in 2021, the increase was mainly due to the increase in sales of Tiopronin that was caused by market volatility.

	Three Months Ended June 30,
Product Category	2022	2021
CNS Cerebral & Cardio Vascular	34%	37%
Anti-Viral/ Infection & Respiratory	43%	45%
Digestive Diseases	7%	4%
Others	16%	14%

For the three months ended June 30, 2022, revenue breakdown by product category showed certain changes to that of the same period in 2021. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 43% and 45% of total sales in the three months ended June 30, 2022 and 2021, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 34% and 37% of total revenue in the three months ended June 30, 2022 and 2021, respectively. The “Others” product category represented 16% and 14% of revenues in the three months ended June 30, 2022 and 2021, respectively. The “Digestive Diseases” product category represented 7% and 4% of total revenue in the three months ended June 30, 2022 and 2021, respectively.

Cost of Revenue

For the three months ended June 30, 2022, our cost of revenue was $1.8 million, or 114.2% of total revenue, while cost of revenue was $2.4 million, or 97.1% of total revenue, for the same period in 2021. The increase in the proportion of cost to revenue in this quarter was mainly due to the fact that the amount of fixed cost does not decrease with the decline of revenue.

Gross Profit (Loss) and Gross Margin

Gross loss for the three months ended June 30, 2022 was $0.23 million, as compared to a gross profit of $0.07 million during the same period in 2021. For the three months ended June 30, 2022, we had a gross loss margin of 14.2% as compared to a gross profit margin of 2.9% during the same period in 2021.

Selling Expenses

Our selling expenses for the three months ended June 30, 2022 and 2021 were $0.27 million and $0.45 million, respectively. Selling expenses accounted for 16.5% of the total revenue in the three months ended June 30, 2022, as compared to 18.4% during the same period in 2021. As a result of the adjustment of many policies of healthcare reform, we had reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were $0.27 million and $0.33 million for the three months ended June 30, 2022 and 2021, respectively. It accounted for 16.9% and 13.7% of our total revenues in the three months ended June 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2022 were $0.02 million, as compared to $0.05 million in the same period in 2021. Research and development expenses accounted for 0.9% and 2.2% of our total revenues in the three months ended June 30, 2022 and 2021, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt (Benefit)

Our bad debt benefit was $4,358 for the three months ended June 30, 2022, and $4,744 for the three months ended June 30, 2021.

In general, our normal customer credit or payment terms are 180 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.05 million and $0.11 million as of June 30, 2022 and December 31, 2021, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
1 - 180 Days	1.51%	2.68%
180 - 360 Days	0.29%	0.17%
360 - 720 Days	0.10%	0.41%
> 720 Days	98.10%	96.74%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $17.4 million and $18.2 million as of June 30, 2022 and December 31, 2021, respectively. The changes in the allowances for doubtful accounts during the three months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended
	June 30,
	2022	2021
Balance, Beginning of Period	18,384,642	$18,013,339
Bad debt expense (benefits)	(4,358)	(4,744)
Foreign currency translation adjustment	(995,400)	308,395
Balance, End of Period	17,384,884	$18,316,990

Loss from Operations

Our operating loss for the three months ended June 30, 2022 was $0.78 million, compared to an operating loss of $0.75 million during the same period in 2021.

Net Interest Expense

Net interest expense for the three months ended June 30, 2022 was $0.11 million, as compared to $0.07 million for the same period in 2021.

Net Loss

Net Loss for the three months ended June 30, 2022 was $0.89 million, as compared to a net loss of $0.82 million for the same period a year ago. The increase in net loss was mainly the result of decreased revenue and increased cost in this period.

Loss per basic and diluted common share were both $0.02 for the three months ended June 30, 2022 and 2021, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 48,488,671 and 45,579,557 for the three months ended June 30, 2022 and 2021.

Results of operations for the six months ended June 30, 2022

Revenue

Revenue was $3.2 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. This decrease was mainly due to the decline in the sales price of our main products caused by the promotion of China’s drug Centralized Procurement policy, as well as the negative impact on drug sales triggered by quarantine, lagged logistics and transportation, and drug-sales-control polices caused by the scattered outbreak COVID-19 in the first half of 2022 in China.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,
Product Category	2022	2021	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.84	1.39	-0.55	-40%
Anti-Viral/ Infection & Respiratory	1.74	2.59	-0.85	-33%
Digestive Diseases	0.17	0.17	0.00	2%
Others	0.47	0.62	-0.15	-24%

The most significant revenue decrease in terms of dollar amount was our “Anti-Viral/ Infection & Respiratory” product category, which generated $1.74 million in sales revenue in the six months ended June 30, 2022 compared to $2.59 million in the same period a year ago, represented a decrease of $0.85 million that was mainly caused by the decrease in sales of Cefaclor Dispersible Tablets.

Sales of our “CNS Cerebral & Cardio Vascular” was $0.84 million in sales revenue in the six months ended June 30, 2022, compared to $1.39 million in the same period a year ago, which represented a decrease of $0.55 million. This decrease was mainly due to sales decrease of Alginic Sodium Diester Injection.

Sales of “Others” product category generated $0.47 million and $0.62 million in sales revenue in the six months ended June 30, 2022 and 2021, respectively. The decrease was mainly caused by the decrease in sales of Vitamin B6.

Sales of our “Digestive Diseases” product category generated $0.17 million in each of the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30,
Product Category	2022	2021
CNS Cerebral & Cardio Vascular	26%	29%
Anti-Viral/ Infection & Respiratory	54%	54%
Digestive Diseases	5%	4%
Other	15%	13%

For the six months ended June 30, 2022, revenue breakdown by product category remained similar to that of the same period in 2021. Sales of the “Anti-Viral/Infection & Respiratory” products category represented both 54% of total sales in the six months ended June 30, 2022 and 2021. The “CNS Cerebral & Cardio Vascular” category represented 26% and 29% of total revenue in the six months ended June 30, 2022 and 2021, respectively. The “Others” category represented 15% and 13% of revenues in the six months ended June 30, 2022 and 2021, respectively. And the “Digestive Diseases” category represented 5% and 4% of total revenue in the six months ended June 30, 2022 and 2021, respectively.

Cost of Revenue

For the six months ended June 30, 2022, our cost of revenue was $3.6 million, or 112.4% of total revenue, comparing to $4.4 million, or 92.8% of total revenue, in the same period in 2021. The increase in the proportion of cost to revenue in this period was mainly due to the fact that the amount of fixed cost does not decrease with the decline of revenue.

Gross Profit (Loss) and Gross Margin

Gross loss for the six months ended June 30, 2022 was $0.4 million, compared to $0.3 million in the same period in 2021. Our gross loss margin in the six months ended June 30, 2022 was 12.4% compared to a gross profit margin of 7.2% in the same period in 2021.

Selling Expenses

Our selling expenses for the six months ended June 30, 2022 and 2021 were $0.4 million and $0.8 million, respectively. Selling expenses accounted for 13.9% of the total revenue in the six months ended June 30, 2022 compared to 17.3% in the same period in 2021.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2022 were $0.8 million, as compared to $0.7 million in the same period in 2021. Our general and administrative expenses accounted for 24.5% and 15.5% of our total revenues in the six months ended June 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2022 and 2021 were $0.07 million and $0.24 million, respectively. The decrease in research and development costs is mainly due to the fact that most of the consistency evaluation of our key product, Candesartan, was completed at the end of last year.

Bad Debt Benefit

Our bad debt benefit was $9,879 for the six months ended June 30, 2022, and $12,965 for the six months ended June 30, 2021.

The changes in the allowances for doubtful accounts during the six months ended June 30, 2022 and 2021 were as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Balance, Beginning of Period	$18,312,707	$18,150,493
Bad debt expense (benefits)	(9,879)	(12,965)
Foreign currency translation adjustment	(917,944)	179,462
Balance, End of Period	$17,384,884	$18,316,990

Loss from Operations

Our operating loss for the six months ended June 30, 2022 was $1.7 million, compared to $1.4 million in the same period in 2021.

Net Interest Expense

Net interest expense for the six months ended June 30, 2022 was $0.23 million, compared to $0.14 million for the same period in 2021.

Net Loss

Net loss for the six months ended June 30, 2022 was $1.9 million, as compared to net loss of $1.6 million for the six months ended June 30, 2021. The decrease of net loss was mainly a result of decreased revenue and increased cost in this period.

For the six months ended June 30, 2022, loss per basic and diluted common share was $0.04, compared to loss per basic and diluted common share of $0.03 for the six months ended June 30, 2021.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 47,931,487 for the six months ended June 30, 2022, and 45,579,557 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the Convertible Note Payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those line of credit this year. In addition to the aggregated advance of $1,425,123 from our CEO as of December 31,2021, we received some temporary advances from and made several repayments to her in the three months ended June 30, 2022. As of June 30, 2022, the aggregated advance from our CEO was $1,147,252 for use in operations. Our cash and cash equivalents were $2.2 million, representing 12.5% of our total assets, as of June 30, 2022, as compared to $4.9 million, representing 21.5% of our total assets as of December 31, 2021. All of the $2.2 million of cash and cash equivalents as of June 30, 2022 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Operating Activities

Net cash used by operating activities was $1.2 million in the six months ended June 30, 2022, compared to net cash flow of $0.4 million generated in operating activities in the same period in 2021.

As of June 30, 2022, our net accounts receivable was $0.3 million, compared to $0.7 million as of December 31, 2021.

Total inventory was $3.5 million and $3.3 million as of June 30, 2022 and December 31, 2021, respectively.

Investing Activities

There was $0.18 million cash flow under investing activities during the six months ended June 30, 2022, compared to $ 0.02 million for the same period in 2021. Investing activities in the first half of 2022 was mainly for the purchase of equipment.

Financing Activities

Cash flow used in financing activities was $1.13 million in the six months ended June 30, 2022; compared to $0.40 million cash generated in the same period in 2021. The financing activities cash flow used in this period was mainly for the repayment of loans.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends.  As of June 30, 2022, and December 31, 2021, Helpson’s net assets totaled $1,511,000 and $3,447,000, respectively.  Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which is both $8,145,000 as of June 30, 2022 and December 31, 2021, respectively. Since the amount that Helpson must set aside for the statutory surplus fund only accounts for 539% and 236%, respectively, of its total net assets, this reserve does not have a major impact on our liquidity.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 11, 2022	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 11, 2022	By:	/s/ Zhilin Li
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