Form 10-Q
period 2022-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2022-11-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 51,642,530 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II OTHER INFORMATION		28

Item 6.	Exhibits	28

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,086,298	$4,859,059
Banker’s acceptances	44,804	91,362
Trade accounts receivable, less allowance for doubtful accounts of $16,429,116 and $18,312,707, respectively	447,690	714,475
Other receivables, less allowance for doubtful accounts of $29,285 and $32,210, respectively	44,444	29,564
Advances to suppliers	8,234	471
Inventory	2,887,032	3,339,686
Prepaid expenses	87,269	58,792
Total Current Assets	5,605,771	9,093,409

Property, plant and equipment, net	10,433,505	13,280,559
Operating lease right of use asset	57,454	127,958
Intangible assets, net	106,788	147,841
TOTAL ASSETS	$16,203,518	$22,649,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$435,608	$926,749
Accrued expenses	126,519	298,452
Other payables	1,867,957	1,884,161
Advances from customers	84,048	210,028
Borrowings from related parties	2,448,543	2,779,690
Operating lease liability	59,163	85,282
Lines of credit	3,056,424	4,328,936
Convertible, redeemable note payable	4,550,000	-
Total Current Liabilities	12,628,262	10,513,298
Non-current Liabilities:
Convertible, redeemable note payable	-	5,250,000
Operating lease liability, net of current portion	-	44,181
Deferred tax liability	740,327	824,407
Total Liabilities	13,368,589	16,631,886
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 50,449,673 shares and 47,339,557 shares issued and outstanding, respectively	50,450	47,340
Additional paid-in capital	26,342,257	25,645,367
Retained deficit	(34,947,312)	(32,238,655)
Accumulated other comprehensive income	11,389,534	12,563,829
Total Stockholders’ Equity	2,834,929	6,017,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,203,518	$22,649,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,965,931	$1,978,627	$5,183,092	$6,752,557
Cost of revenue	2,103,687	2,275,023	5,719,690	6,705,223

Gross profit	(137,756)	(296,396)	(536,598)	47,334

Operating expenses:
Selling expenses	259,376	134,292	705,388	958,105
General and administrative expenses	276,611	301,970	1,063,835	1,040,726
Research and development expenses	88,747	21,374	157,859	264,916
Bad debt (benefit) expense	(73,836)	8,372	(83,715)	(4,593)
Total operating expenses	550,898	466,008	1,843,367	2,259,154

Loss from operations	(688,654)	(762,404)	(2,379,965)	(2,211,820)

Other income (expense):
Interest income	1,857	638	9,752	1,623
Interest expense	(103,976)	(64,903)	(338,444)	(208,560)
Net other expense	(102,119)	(64,265)	(328,692)	(206,937)

Loss before income taxes	(790,773)	(826,669)	(2,708,657)	(2,418,757)
Income tax expense	-	-	-	-
Net (loss) income	(790,773)	(826,669)	(2,708,657)	(2,418,757)
Other comprehensive income (loss) - foreign currency translation adjustment	(598,986)	(37,499)	(1,174,295)	74,631
Comprehensive (loss) income	$(1,389,759)	$(864,168)	$(3,882,952)	$(2,344,126)
(Loss) Earnings per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Weighted average shares outstanding	50,016,129	46,000,427	48,634,003	45,579,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2021	45,579,557	$45,580	$24,452,684	$(28,839,179)	$12,345,446	$8,004,531
Net loss for the period	-	-	-	(767,327)	-	(767,327)
Foreign currency translation adjustment	-	-	-	-	(71,325)	(71,325)
Balance, March 31, 2021	45,579,557	45,580	24,452,684	(29,606,506)	12,274,121	7,165,879
Net loss for the period	-	-	-	(824,761)	-	(824,761)
Foreign currency translation adjustment	-	-	-	-	183,455	183,455
Balance, June 30, 2021	45,579,557	45,580	24,452,684	(30,431,267)	12,457,576	6,524,573
Stock option compensation	-	-	15,243	-	-	15,243
Conversions of Note Payable to common stock	1,760,000	1,760	1,177,440	-	-	1,179,200
Net loss for the period	-	-	-	(826,669)	-	(826,669)
Foreign currency translation adjustment	-	-	-	-	(37,499)	(37,499)
Balance, September 30, 2021	47,339,557	$47,340	$25,645,367	$(31,257,936)	$12,420,077	$6,854,848

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	47,339,557	$47,340	$25,645,367	$(32,238,655)	$12,563,829	$6,017,881
Conversions of Note Payable to common stock	960,414	960	299,040		-	300,000
Net loss for the period	-	-	-	(1,029,490)	-	(1,029,490)
Foreign currency translation adjustment	-	-	-	-	51,649	51,649
Balance, March 31, 2022	48,299,971	48,300	25,944,407	(33,268,145)	12,615,478	5,340,040
Conversions of Note Payable to common stock	1,010,101	1,010	198,990	-	-	200,000
Net loss for the period	-	-	-	(888,394)	-	(888,394)
Foreign currency translation adjustment	-	-	-	-	(626,958)	(626,958)
Balance, June 30, 2022	49,310,072	49,310	26,143,397	(34,156,539)	11,988,520	4,024,688
Conversions of Note Payable to common stock	1,139,601	1,140	198,860			200,000
Net loss for the period				(790,773)		(790,773)
Foreign currency translation adjustment					(598,986)	(598,986)
Balance, September 30, 2022	50,449,673	$50,450	$26,342,257	$(34,947,312)	$11,389,534	$2,834,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,708,657)	$(2,418,757)
Depreciation and amortization	2,061,108	2,377,104
Bad debt (benefit) expense	(83,715)	(4,593)
Stock option compensation		15,243
Inventory write off	-	148,386
Changes in assets and liabilities:
Trade accounts and other receivables	(62,908)	(151,872)
Advances to suppliers	(8,394)	(39,352)
Inventory	496,202	756,090
Trade accounts payable	(426,219)	(643,797)
Other payables and accrued expenses	(112,149)	208,210
Advances from customers	(112,362)	(304,787)
Prepaid expenses	(37,045)	6,399
Net Cash (Used in) Provided by Operating Activities	(994,139)	(51,726)

Cash Flows from Investing Activities:
Purchases of property and equipment	(429,232)	(430,999)
Net Cash Used in Investing Activities	(429,232)	(430,999)

Cash Flows from Financing Activities:
Payments of construction term loan	-	(2,317,879)
Payments of line of credit	(893,019)	(2,441,499)
Proceeds from line of credit	-	3,816,774
Borrowings and interest from related party	22,114	1,172,244
Repayments to related party	(227,039)	(251,876)
Net Cash (Used In) Provided By Financing Activities	(1,097,944)	(22,236)

Effect of Exchange Rate Changes on Cash	(251,447)	6,139
Net Change in Cash and Cash Equivalents	(2,772,762)	(498,822)
Cash and Cash Equivalents at Beginning of Period	4,859,060	957,653
Cash and Cash Equivalents at End of Period	$2,086,298	$458,831

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$113,392	$173,157

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$355,778	$195,021
Inventory purchased with banker’s acceptances	375,798	249,212
Conversions of Note Payable to common stock	700,000	-
Right of use assets obtained in exchange for operatng lease obligations	-	168,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash and cash equivalents of $2.1 million and an accumulated deficit of $34.9 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,093,976 at September 30, 2022 to provide working capital and enable the Company to make the required payments related to its prior construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

The potentially dilutive common shares related to the Convertible, redeemable note payable of 31,263,407 and 11,975,447 at September 30, 2022 and December 31, 2021 as discussed in Note 8, respectively, and the option to purchase 65,000 shares of common stock at September 30, 2022 and December 31, 2021 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	1,558,749	2,131,584
Work in process	615,020	622,380
Finished goods	713,263	585,722
Total Inventory	$2,887,032	$3,339,686

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Permit of land use	$396,726	$441,783
Building	9,212,594	10,258,885
Plant, machinery and equipment	27,264,495	30,122,235
Motor vehicle	435,485	337,375
Office equipment	302,966	278,892
Total	37,612,266	41,439,170
Less: accumulated depreciation	(27,178,761)	(28,158,611)
Property, plant and equipment, net	$10,433,505	$13,280,559

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $655,386 and $966,956 for the three months ended September 30, 2022 and 2021, respectively and $2,033,194 and $2,348,606 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the nine months ended September 30, 2022 and 2021 and no costs were reclassified from advances to intangible assets during the nine months ended September 30, 2022 and 2021, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $8,951 and $9,501 for the three months ended September 30, 2022 and 2021, respectively, and $27,914 and $28,498 for the nine months ended September 30, 2022 and 2021, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the nine months ended September 30, 2022 and 2021.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	September 30,	December 31,
	2022	2021
Gross carrying amount	$4,754,873	$5,294,892
Accumulated amortization	(4,648,085)	(5,147,051)
Net carrying amount	$106,788	$147,841

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	September 30,	December 31,
	2022	2021
Compensation payable to officer	$727,506	$715,506
Compensation and interest to related parties	361,192	327,033
Business taxes and other	779,259	841,622
Total Other Payables	$1,867,957	$1,884,161

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of September 30, 2022 and December 31, 2021 which is recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended September 30, 2022 and 2021 was $3,387 and $3,387, respectively and $10,159 and $10,159 for the nine months ended September 30, 2022 and 2021, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $361,192 and $327,033 as of September 30, 2022 and December 31, 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

The Company repaid $227,039 of the advances during the nine months ended September 30, 2022 from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,093,976 and $1,425,123 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2023. Total interest expense related to the loan for the three months ended September 30, 2022 and 2021 was $7,371 and $7,526, respectively and $22,114 and $22,576 for the nine months ended September 30, 2022 and 2021, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $727,506 and $715,506 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 7 –LINES OF CREDIT

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to Bank of China. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest expense under this facility for the three months ended September 30, 2022 and 2021 was $0 and $10,907, respectively and $12,708 and $34,424 for the nine months ended September 30, 2022 and 2021, respectively. The Company repaid the remaining RMB 5,900,000 ($0.91 million) during the nine months ended September 30, 2022.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The line of credit is due in one year on the anniversary date of the line of credit. The Company paid all principal and interest on June 21, 2022 and on June 22, 2022 entered into a new loan for the same principal amount bearing interest at 4.17% and due December 21, 2022. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense for the three months ended September 30, 2022 and 2021 was $12,759 and $13,390, respectively and $40,684 and $40,281 for the nine months ended September 30, 2022 and 2021, respectively.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September 2021, the Company repaid the line of credit in full. Also in September 2021, the Company entered into a new line of credit in the amount of RMB 3,200,000 (approximately $0.8 million) on the same terms. The line of credit was paid in full on September 6, 2022. On September 9, 2022, the Company received a new line of credit in the same amount. The loan bears interest at a rate of 4.5% and is due on September 7, 2023. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended September 30, 2022 and 2021 was $5,178 and $5,440, respectively and $16,407 and $16,689 for the nine months ended September 30, 2022 and 2021, respectively.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit was paid in full on the due date of September 18, 2022. On September 30, 2022 the Company received a new line of credit in the same amount. The loan bears interest at the rate of 3.45% and is due September 28, 2023. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest for the three months ended September 30, 2022 and 2021 was $13,400 and $5,697, respectively and $30,021 and $5,697 for the nine months ended September 30, 2022 and 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

Principal payments required for the remaining terms of the loan facility and lines of credit as of September 30, 2022 are as follows:

Year	Lines of Credit
2022	$1,197,217
2023	$1,859,207
$3,056,424

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of September 30, 2022 and December 31, 2021 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

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

The Note balance of $4,550,000 at September 30, 2022 is convertible into 1,516,667 shares of the Company’s common stock at a price of $3.00 per share.

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 8,811,430 shares based on the lowest volume weighted average price of $0.595817 on the inception date of November 19, 2021. As of September 30, 2022 and December 31, 2021, the Note was redeemable into 31,263,407 and 11,975,447 shares of common stock, respectively based on the lowest volume weighted average price of $0.1455 and $0.4384 on those dates, respectively.

Total interest expense for the three months ended September 30, 2022 and 2021 was $61,508 and $0, respectively and $192,779 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

On August 3, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $0.1755, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,139,601 shares of common stock to the Investor on August 4, 2022.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended September 30, 2022 and 2021, operating lease cost was $16,935 and $22,195, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $17,785 and $23,327, respectively. For the nine months ended September 30, 2022 and 2021, operating lease cost was $57,454 and $70,955, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $60,340 and $75,154, respectively. As of September 30, 2022 and December 31, 2021, the Company reported operating lease right of use assets of $57,454 and $127,958, respectively and operating use liabilities of $59,163 and $85,282, respectively. As of September 30, 2022, its operating leases had a weighted average remaining lease term of 0.75 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended September 30:

2023	$60,340
Total undiscounted cash flows	60,340
Less: Imputed interest	(1,177)
59,163
Less: Operating lease liabilities, current portion	(59,163)
Operating lease liabilities, net of current portion	$-

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

There was no provision for income taxes for the three and nine months ended September 30, 2022 and 2021, respectively due to continued net losses of the Company.

As of September 30, 2022, the Company had net operating loss carryforwards for PRC tax purposes of approximately $22.7 million which are available to offset any future taxable income through 2027. Approximately $3.9 million of these carryforwards will expire in December 2022. The Company also has net operating losses for United States federal income tax purposes of approximately $8.3 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $3.2 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2022 and December 31, 2021.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22,309,154 and $23,982,509 as of September 30, 2022 and December 31, 2021, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at September 30, 2022 and December 31, 2021. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	September 30,	Reporting Date Using
Description	2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$44,804	$-	$44,804	$-
Total	$44,804	$-	$44,804	$-

	December 31,	Fair Value Measurements at Reporting Date Using
Description	2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$91,362	$-	$91,362	$-
Total	$91,362	$-	$91,362	$-

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at September 30, 2022 and December 31, 2021.

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

On June 13, 2022 the Investor as discussed in Note 8 delivered its notice of redemption for $200,000 of the Note and related interest at the lowest volume weighted average price of $0.198 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,010,101 shares of common stock to the Investor on June 13, 2022.

On August 3, 2022 the Investor as discussed in Note 8 delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $0.1755, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,139,601 shares of common stock to the Investor on August 4, 2022.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 5,000,000 shares from 4,000,000 shares to 9,000,000 shares. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 9,000,000 shares of common stock. Through September 30, 2022, there were 3,935,000 shares of stock granted and outstanding under the Plan. A total of 65,000 options were outstanding as of September 30, 2022 under the Plan. As such, there are 5,000,000 additional shares available for issuance under the Plan.

As of September 30, 2022, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the nine months ended September 30, 2022, one customer accounted for 10.2% of sales and three customers accounted for 52.8%, 11.4% and 10.4% of accounts receivable. Three suppliers accounted for 24.1%, 12.6% and 10.8% of raw material purchases, and four different products accounted for 25.5%, 25.0%, 14.9% and 11.2% of revenue.

For the nine months ended September 30, 2021, no customer accounted for more than 10% of sales and three customers accounted for 52.2%, 11.2% and 10.2% of accounts receivable. Three suppliers accounted for 27.3%, 16.1%and 13.0% of raw material purchases, and three different products accounted for 29.2%, 19.1% and 14.7% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - Although the outbreak of COVID-19 since the first quarter 2020 has been under control, and China has returned to normal production and social life in an orderly manner, China is still encountering frequent resurgences in many of the major cities. For now, these resurgences have not caused material impact to our daily operations, However, due to the lock down and zero-case policy, we cannot ensure that any future resurgence will not cause substantial influence onto our business. If that happens, any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 17, 2022 the Investor discussed in Note 8 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.112, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 892,857 shares of common stock to the Investor on October 18, 2022.

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

China’s consistency evaluation of generic drugs continues to proceed in the first nine months ended September 30, 2022. The supporting policies from central and provincial governments are constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of promoting the consistency evaluation as our top priority, and worked on them actively. However, due to the continuous dynamic changes of the detailed policies, future market, expected investment, and return of investment (“ROI”) for each drug’s consistency evaluation, entities in the whole industry, including us, have been making slow progresses in terms of the consistency evaluation. We have a product that passed biological equivalents experiments of consistency evaluation in March 2021. We have submitted application documents to NMPA at the end of 2021, and passed the clinical verification of the drug by NMPA in June 2022. We had completed the supplementary documents as required by the NMPA in early November 2022 and are waiting for on-site verification.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. Since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities initiated in 2018, eight rounds of CP activities have been carried out by September 2022, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above (namely, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP) before making decisions for any products.

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

Market Trends

As a generic drug company, we are presented with a huge domestic market. We believe that through further upgrades and optimization, Chinese consistency evaluations will have better conformity with European and American production standards, and we will be able to export our products to overseas markets. In China’s market, we believe that in the future, cost management and control ability will gradually become an important factor in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the CP’s winning enterprise has a good chance of achieving price-for-volume to increase its market share and support its continuous innovation transformation. On a separate note, consumption upgrading in China drives the increase of optional consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. We believe that there is a large number of unmet demands in comprehensive healthcare and Internet healthcare sectors.

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

Results of operations for the three months ended September 30, 2022

Revenue

Revenue was both $2.0 million for the three months ended September 30, 2022 and 2021, respectively.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Net	%
Product Category	2022	2021	Change	Change
CNS Cerebral & Cardio Vascular	0.51	0.56	-0.05	-9%
Anti-Viral/ Infection & Respiratory	1.03	0.92	0.11	12%
Digestive Diseases	0.12	0.10	0.02	20%
Other	0.30	0.39	-0.09	-23%

The revenue of our “Anti-Viral/ Infection & Respiratory” product category was $1.03 million in the three months ended September 30, 2022, as compared to $0.92 million in the same period last year. This increase was mainly due to the increase in sales of Roxithromycin Dispersible Tablet.

“CNS Cerebral & Cardio Vascular” product category generated $0.51 million in sales revenue in the three months ended September 30, 2022 compared to $0.56 million for the same period last year, which represented a decrease of $0.05 million. This decrease was mainly due to the decrease in sales of Alginic Sodium Diester Injection.

“Others” product category generated $0.30 million in sales revenue in the three months ended September 30, 2022 compared to $0.39 million for the same period last year, which represented a decrease of $0.09 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection.

Our “Digestive Diseases” product category generated $0.12 million and $0.10 million in the three months ended September 30, 2022 and 2021, respectively, which are comparable.

	Three Months Ended September 30,
Product Category	2022	2021
CNS Cerebral & Cardio Vascular	26%	28%
Anti-Viral/ Infection & Respiratory	53%	47%
Digestive Diseases	6%	5%
Other	15%	20%

For the three months ended September 30, 2022, revenue breakdown by product category showed a few changes to that of the same period in 2021. Sales of the “CNS Cerebral & Cardio Vascular” product category represented 26% and 28% of total revenue in the three months ended September 30, 2022 and 2021, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 53% and 47% of total sales in the three months ended September 30, 2022 and 2021, respectively. The “Digestive Diseases” product category represented 6% and 5% of total revenue in the three months ended September 30, 2022 and 2021, respectively. The “Other” product category represented 15% and 20% of revenues in the three months ended September 30, 2022 and 2021, respectively.

Cost of Revenue

For the three months ended September 30, 2022, our cost of revenue was $2.1 million, or 107% of total revenue, comparing to $2.3 million, or 115% of total revenue, for the same period in 2021. The decrease of cost in the three months ended September 30, 2022 was mainly because that the cost of the product portfolios sold in this quarter is lower than that in the same period last year.

Gross loss and Gross Loss Margin

Gross loss for the three months ended September 30, 2022 was $0.14 million, as compared to $0.30 million during the same period in 2021. Our gross loss margin in the three months ended September 30, 2022 was 7% as compared to 15% during the same period in 2021.

Selling Expenses

Our selling expenses for the three months ended September 30, 2022 and 2021 were $0.26 million and $0.13 million, respectively. Selling expenses accounted for 13.2% of the total revenue in the three months ended September 30, 2022, as compared to 6.8% during the same period in 2021. The increase in selling expenses was mainly because the sales activities in the first nine months of this year occurred fairly evenly, while in the same period of last year, the sales activities mainly occurred in the first half of that year.

General and Administrative Expenses

Our general and administrative expenses were $0.28 million and $0.30 million for the three months ended September 30, 2022 and 2021, respectively. General and administrative expenses accounted for 14.1% and 15.3% of our total revenues in the three months ended September 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2022 were $0.09 million, as compared to $0.02 million in the same period in 2021. Research and development expenses accounted for 4.5% and 1.1% of our total revenues in the three months ended September 30, 2022 and 2021, respectively. These expenditures were mainly used for the consistency evaluations of our existing products.

Bad Debt Expenses (Benefit)

Our bad debt benefit for the three months ended September 30, 2022 was $73,836, as compared to bad debt expense of $8,372 for the same period in 2021.

Our customers are primarily pharmaceutical distributors that sell our products to mostly government-backed hospitals. Therefore, the aging of our receivables from our customers tends to be longer-term.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.03 million as of September 30, 2022, as compared to $0.11 million as of December 31, 2021.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
1 - 180 Days	2.5%	2.7%
180 - 360 Days	0.2%	0.2%
360 - 720 Days	0.1%	0.4%
> 720 Days	97.2%	96.7%
Total	100.0%	100.0%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $16.4 million as of September 30, 2022 and $18.3 million as of December 31, 2021. The changes in the allowances for doubtful accounts during the three months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended
	September 30,
	2022	2021
Balance, Beginning of Period	$17,384,884	$18,316,990
Bad debt expense	(73,836)	8,372
Foreign currency translation adjustment	(881,932)	(71,417)
Balance, End of Period	$16,429,116	$18,253,945

Loss from Operations

Our operating loss for the three months ended September 30, 2022 was $0.7 million, compared to $0.8 million during the same period in 2021.

Net Interest Expense

Net interest expense was $0.10 million for the three months ended September 30, 2022 and $0.06 million for the same period in 2021.

Net Loss

Net loss was both $0.8 million for the three months ended September 30, 2022 and 2021, respectively.

Loss per basic and diluted common share was both $0.02 for the three months ended September 30, 2022 and 2021, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 50,016,129 for the three months ended September 30, 2022, and 46,000,427 for the three months ended September 30, 2021.

Results of operations for the nine months ended September 30, 2022

Revenue

Revenue was $5.2 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Set forth below are our revenues by product category in millions (USD) for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Net	%
Product Category	2022	2021	Change	Change
CNS Cerebral & Cardio Vascular	1.35	1.93	-0.58	-30%
Anti-Viral/ Infection & Respiratory	2.77	3.50	-0.73	-21%
Digestive Diseases	0.29	0.27	0.02	7%
Other	0.77	1.01	-0.24	-24%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory”, which generated $2.77 million in sales revenue in the nine months ended September 30, 2022 compared to $3.50 million in the same period last year, a decrease of $0.73 million. This decrease was mainly due to sales decrease of Cefaclor Dispersible Tablets.

Our “CNS Cerebral & Cardio Vascular” product category generated $1.35 million in sales revenue in the nine months ended September 30, 2022, compared to $1.93 million in the same period last year, which represented a decrease of $0.58 million that was mainly caused by decrease in sales of Alginic Sodium Diester Injection.

Sales of our “Digestive Diseases” product category generated $0.29 million and $0.27 million in the nine months ended September 30, 2022 and 2021, respectively, which are comparable.

Sales of “Other” product category generated $0.77 million and $1.01 million in sales revenue in the nine months ended September 30, 2022 and 2021, respectively. The decrease was mainly caused by the decrease in sales of Vitamin B6.

	Nine Months Ended September 30,
Product Category	2022	2021
CNS Cerebral & Cardio Vascular	26%	29%
Anti-Viral/ Infection & Respiratory	53%	52%
Digestive Diseases	6%	4%
Other	15%	15%

For the nine months ended September 30, 2022, revenue breakdown by product category remained similar to that of the same period in 2021. Sales of the “CNS Cerebral & Cardio Vascular” category represented 26% and 29% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 53% and 52% of total sales for the nine months ended September 30, 2022 and 2021, respectively. The “Digestive Diseases” category represented 6% and 4% of total revenue for the nine months ended September 30, 2022 and 2021. And the “Other” category represented both 15% of revenues for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Revenue

For the nine months ended September 30, 2022, our cost of revenue was $5.7 million, or 110.4% of total revenue, comparing to $6.7 million, or 99.3% of total revenue, for the same period in 2021. The increase in the proportion of cost to revenue in the nine months ended September 30, 2022 was mainly due to the amount of fixed cost does not decrease with the decline of revenue compared to the same period last year.

Gross Profit (loss) and Gross Profit (Loss) Margin

Gross loss for the nine months ended September 30, 2022 was $0.5 million, compared to a gross profit of $0.05 million in the same period in 2021. Our gross loss margin in the nine months ended September 30, 2022 was 10.4% compared to a gross profit margin of 0.7% in the same period in 2021. The decrease in our gross margin for the nine months ended September 30, 2022 was mainly due to the decrease of revenue, and the fact that the amount of fixed cost does not decrease with the decline of revenue compared to the same period last year.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2022 and 2021 were $0.7 million and $1.0 million, respectively. Selling expenses accounted for 13.6% of the total revenue in the nine months ended September 30, 2022 compared to 14.2% in the same period in 2021.

General and Administrative Expenses

Our general and administrative expenses were $1.06 million for the nine months ended September 30, 2022, as compared to $1.04 million in the same period in 2021. Our general and administrative expenses accounted for 20.5% and 15.4% of our total revenues in the nine months ended September 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2022 and 2021 were $0.16 million and $0.26 million, respectively, representing a decrease of $0.10 million compared to the same period of last year.

Bad Debt Benefit

Our bad debt benefit was $83,715 for the nine months ended September 30, 2022, and $4,593 for the nine months ended September 30, 2021.

The changes in the allowances for doubtful accounts during the nine months ended September 30, 2022 and 2021 were as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Balance, Beginning of Period	$18,312,707	$18,150,943
Bad debt expense	(83,715)	(4,593)
Foreign currency translation adjustment	(1,799,876)	107,595
Balance, End of Period	$16,429,116	$18,253,945

Loss from Operations

Our operating loss for the nine months ended September 30, 2022 was $2.4 million, compared to $2.2 million in the same period in 2021.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2022 was $0.33 million, compared to $0.21 million for the same period in 2021.

Net Loss

Net loss for the nine months ended September 30, 2022 was $2.7 million, as compared to net loss of $2.4 million for the nine months ended September 30, 2021. The increase in net loss for the nine months ended September 30, 2022 was mainly due to the decrease in sales price and gross profit.

For the nine months ended September 30, 2022, loss per basic and diluted common share was $0.06, compared to loss per basic and diluted common share of $0.05 for the nine months ended September 30, 2021.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 48,634,003 for the nine months ended September 30, 2022, and 45,579,557 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the Convertible Note Payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. In addition to the aggregated advance of $1,425,123 from our CEO as of December 31,2021, we received some temporary advances from and made several repayments to her in the three months ended September 30, 2022. As of September 30, 2022, the aggregated advance from our CEO was $1,093,976 for use in operations. Our cash and cash equivalents were $2.1 million, representing 12.9% of our total assets, as of September 30, 2022, as compared to $4.9 million, representing 21.5% of our total assets as of December 31, 2021. All of the $2.1 million of cash and cash equivalents as of September 30, 2022 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Operating Activities

Net cash used in operating activities was $0.99 million in the nine months ended September 30, 2022, as compared to $0.05 million for the same period in 2021.

Our net accounts receivable was $0.4 million and $0.7 million as of September 30, 2022 and December 31, 2021.

Total inventory was $2.9 million, as of September 30, 2022, and $3.3 million as of December 31, 2021.

Investing Activities

Net cash used in investing activities was both $0.43 million for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities

Cash flow used in financing activities was $1.10 million in the nine months ended September 30, 2022, as compared to $0.02 million generated in the nine months ended September 30, 2021. The financing activities that occurred in the nine months ended September 30, 2022 were primarily repayment to financial institutions.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2022 and December 31, 2021, Helpson’s net assets totaled ($267,000) and $3,447,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of September 30, 2022 and December 31, 2021, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts is 3,049% and 236% of its total net assets. There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2022	By:	/s/ Zhilin Li
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