Form 10-K
period 2022-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2023-03-30
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,601,665 as of June 30, 2022, based on the closing price of $2.15 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 24, 2023, was 8,458,094.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2022

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

As of December 31, 2022, we manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

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

Industry Background and Market Opportunities

According to the relevant data of the pharmaceutical manufacturing industry released by the National Bureau of Statistics of the People's Republic of China (“NBS”), as of July 2022, the cumulative value of the operating revenue of the pharmaceutical manufacturing industry in China was RMB1,609 billion, down 1.8% from the same period last year; The accumulated value of profit was RMB247 billion, down 30.7% from the same period last year. In the first half of 2022, due to the pressure of industry revenue affected by the COVID-19, thee costs was not reduced and the profit pressure was greater.

While fully enjoying the benefit of rigid demand, the development of the pharmaceutical industry is also under the pressure of medical insurance fee control. According to the data of NBS, the proportion of China’s population over the age of 65 has reached 14.9% by the end of 2022. With the gradual deepening of population aging, the demand continues to be strong, but the ensuing medical insurance pressure has also become the main theme of industrial policy changes in recent years.

On one hand, more and more people use medical insurance funds; on the other hand, fewer and fewer people pay premiums. Under this circumstance, population aging has become one of the main factors aggravating the imbalance of medical insurance fund. According to the latest Statistical Bulletin on the Development of National Medical Insurance in 2021 issued by NBS, the number of people participating in national basic medical insurance reached 1.36 billion in 2021, and the participation rate remained stable at more than 95%. According to the national medical security plan for the 14th five-year-plan issued by the General Office of the State Council of China on September 29, 2021, personal health expenditure only occupied 27.7% of the total health expenditure in 2020, and it is planned to remain to be at around 27% by 2025. This means that the vast majority of medical and health expenditure is being borne by the government and society. Under the background of medical insurance adjustment, domestic drug sales have also experienced great changes. The use of adjuvant drugs has gradually fallen out of favor, giving up the share of medical insurance funds for specialized drugs and tumor drugs with more clinical efficacy. Under such policies, pharmaceutical enterprises have to carry out innovation and transform. And the overall environment of deepening medical reform has greatly reduced the profits of generic pharmaceutical enterprises in China.

China National Healthcare Security Administration (“NHSA”) has gradually promoted volume-based procurement for the entire national market, therefore, pharmaceutical manufacturers have greatly reduced the price in order to win the bid. Since the start of procurement piloting in 11 cities in 2018, there have been eight rounds of practices, showing the following trend:

The market scale gradually expanded: from 11 pilot cities to 31 provincial regions in China.

The number and category of drugs involved increased: each batch expanded from about 30 in the early stage to about 60.

According to the information of the State Medical Security Administration, the seventh batch of national centralized procurement involves 60 drugs, and the average price of the selected drugs is expected to be reduced by 48%. According to the agreed purchase volume, it is estimated that a cost of RMB 18.5 billion can be saved per year. This has significantly reduced the price of drugs, thus significantly reducing the expenditure of the medical insurance fund. On February 21, 2023, the filling and reporting of drug information related to the eighth batch of national drug centralized procurement was officially launched. According to the published scope of drug filling, there are 41 varieties and 181 specifications of drugs entering this round.

We also have observed the continuous improvement in medical demand and consumption level in recent years, and the value of high-quality medicine with innovation and consumption attributes has become prominent. In addition, China’s State Council issued Some Policies and Measures on Accelerating The Characteristic Development of Traditional Chinese Medicine in February 2021. This policy proposes to follow the development law of traditional Chinese medicine (TCM);conscientiously sum up the experience and practice in preventing and treating of COVID-19 using TCM; promote the complementary and coordinated development of TCM and Western medicine.

Impact from the New Coronavirus Global Pandemic (“COVID-19”)

We continued to operate under the strict control and quarantine policies due to COVID-19 in 2022. Many places, including Haikou, the city where our headquarter and production facility is located, have experienced compulsory government quarantines and lock-down. In this environment, our ordinary production, procurement, sales, and logistics activities were under heavy negative pressure.

As the epidemic has entered the era of Omicron mutant, its infectivity has been greatly enhanced, but its pathogenicity has been significantly weakened. In addition, vaccination has been popularized and prevention and control experience has been accumulated. Some countries around the world have significantly loosed the epidemic prevention and control, and moved to a new stage of coexistence with the virus. Recently, China's epidemic prevention and control guidance has also been continuously optimized, which includes the end of zero-case policy.

On December 14, 2022, Director General of the World Health Organization (WHO) Tan Desai said that it was expected that the COVID-19 epidemic would no longer constitute a global health emergency sometime in 2023. From December 25, 2022, the China's National Health Commission of China will no longer release daily epidemic information. On December 26, 2022, the National Health Commission issued the Plan for "Class B disease and Class B Control" of COVID-19 Infection (the “Plan”). The Plan clearly points out that the "COVID-19 infection" will be adjusted from " Class B disease and Class A Control " to " Class B disease and Class B Control " from January 8, 2023, which is a major adjustment of China's COVID-19 epidemic prevention and control policy. At the same time, the Plan points out that quarantine infectious disease management measures will no longer be taken for people and goods entering the country. This means that China's prevention and control will focus on "protecting health and preventing severe diseases" to minimize the impact of the epidemic on economic and social development.

Consistency Evaluation for Generic Drugs

According to the disclosure of the State Drug Administration of China in May 2022: China's modern pharmaceutical industry started relatively late, and drug production is dominated by imitation. More than 95% of the chemical drugs approved for marketing are generic drugs, covering nearly 30 treatment fields such as cardio-cerebrovascular system, respiratory system, anti-tumor, anti-infection, etc., which basically satisfy public drug demand.

According to the requirements of the relevant documents of the State Council of China, in the reform of the review and approval system of drugs and medical devices, the state has listed the improvement of the quality of generic drugs as one of the important reform objectives. For the generic drugs that have been approved for marketing, the consistency evaluation shall be carried out in stages and batches according to the principle of consistency with the quality and efficacy of the original drug.

On January 17, 2019, the State Council released the “Pilot Program for the Centralized Procurement and Use of Drugs by the State Organization” (“the Program”). According to the Program, the trial drugs are selected from the generic drugs that have passed the consistency evaluation, and the state organizes the centralized purchase of drugs to reduce the drug price and reduce the burden of drug expenses on patients.

Our company has actively promoted the Evaluation process of several important products in 2022.

The PRC’s medical insurance system

National Healthcare Security Administration (“NHSA”) issued the Statistical Bulletin on the Development of National Medical Security in 2021 (the “Bulletin”) on June 8, 2022. The Bulletin showed the total income of the national basic medical insurance (including maternity insurance) fund was RMB2.87 trillion in 2021, which represented an increase of 15.6% over the previous year. According to the Bulletin, 1.36 billion people had participated in the national basic medical insurance (hereinafter referred to as the basic medical insurance) by the end of 2021, and the participation rate was stable at more than 95%.

China's medical insurance system reform has gone through a long process. At present, it has gradually realized a comprehensive and multi-level medical insurance system. After 2018, the establishment of the NHSA opened the prelude to a new stage of reform, and the rules and procedures of the adjustment of the medical insurance catalogue and the national medical insurance negotiation have been gradually improved. From the beginning of the negotiation in 2017, five rounds of negotiation access have been completed by December 2022, and then once a year.

Medical insurance is the largest medical service purchaser in China. Entering the Medical Insurance Catalogue (the “MIC” or the “Catalogue”) will greatly help speed up the large-scale sales of drugs. The list of the MIC drugs was born in the first edition of the list in 2000, revised for the first time in 2004, adjusted for the second time in 2009, and then remained unchanged for 8 years, significantly affecting the availability of drugs and the efficiency of fund use. The Ministry of Human Resources and Social Security issued the Notice on Publicly Soliciting Opinions and Suggestions on Establishing and Perfecting the Dynamic Adjustment Mechanism of the Drug Catalog of Basic Medical Insurance, Industrial Injury Insurance and Maternity Insurance in April 2017, which gradually established the dynamic adjustment mechanism. Starting from 2020, it is planned to update the MIC every year. The average time interval between obtaining approval and completing the formalities for entering the medical insurance list through negotiation was 6.5 years in 2017, while it was reduced to 1.3 years in 2021.The frequency of products entering the MIC has greatly accelerated. In the face of increasing medical and health demand and increasing medical insurance pressure, how to efficiently use medical insurance funds has become the focus of the adjustment of the Catalogue in recent years. The latest version of the MIC was officially implemented on March 1, 2023. 111 new drugs were added to the Catalogue, and the average price of drugs newly admitted through negotiation and bidding decreased by 60.1% compared to the average price of drugs before the entering of MIC. The total number of drugs in the latest version of the Catalogue reached 2,967, including 1,586 western medicines and 1,381 traditional Chinese patent medicines and simple preparations; There are still 892 kinds of traditional Chinese medicine without adjustment.

National medical insurance negotiation: In 2015, China first proposed the general idea of centralized and classified drug procurement, and the drug price negotiation was also started. The negotiation for the pilot procurement led by the National Health and Family Planning Commission was launched at the end of the same year, which also provided practical experience for the subsequent national health insurance negotiation. After the establishment of the NHSA in 2018, the NHSA will formulate and implement the rules of the medical insurance catalog access negotiation. Up to now, five batches of national medical insurance negotiations have been completed, and the sixth negotiation in 2022 was completed on January 2023. Compared with previous years, the number of drugs participating in this medical insurance negotiation has increased significantly. According to the list previously released by the NHSA, 343 drugs have passed the formal review this year, including 198 new varieties of drugs outside the Catalogue and 145 new varieties of drugs in the Catalogue. In addition, there are many kinds of anti-cancer drugs, high-value rare disease drugs and other major disease drugs participating in this year's negotiations.

We believe that under the background of national medical insurance cost control, centralized procurement of drugs and medical insurance negotiation should be the new norm.

Centralized Procurement of Drugs (CPD)

Since November 2018, China's national centralized procurement with volume has basically maintained the pace of two batches a year, and eight batches have been carried out. Six batches of chemical drugs have been completed, one batch of biological drugs (insulin) has been completed, and the batch of traditional Chinese medicine is still in progress. With the continuous promotion of the reform of CPD, the price of medicine has been squeezed. The average price of the first six batches of centralized purchase was reduced by 53%, and the cumulative decrease in drug costs was more than RMB260 billion.

In 2022, the policy of "Increasing the Speed and Expanding the Coverage" will continue to be promoted in the field of centralized drug procurement: it is required to strive for the number of drug varieties to reach "100+" in each province, and the number of generic names of drugs purchased by the state and local governments in each province will reach "350+". Under the new requirements, both national and local volume-based procurement are accelerating, and the seventh batch of national procurement has been successfully completed and implemented. The average price of the seventh batch of CDP was reduced by 48%, which is expected to decrease drug cost by RMB18.5 billion annually.

Our Strategy

We believe that the pursuit of innovation is imperative for providing the basic medical solutions needed by the majority of patients. We are passionate about protecting human health, and we always adhere to the highest standards of ethics and integrity to fulfill our firm commitment to our customers and patients.

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. With China’s per capita GDP exceeding US$12,000 in 2022, consumption structure upgrade, and the establishment of a high-quality health care system has become one of the most important tasks. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. We launched several epidemic prevention products such as medical masks, surgical masks, KN95 masks, and N95 masks, and wash-free sanitizers since the outbreak of COVID-19 at year end 2019. In addition, we continue to explore comprehensive healthcare market after the launch of Noni enzymes in 2018. China has entered a post epidemic era with the end of the dynamic zero-COVID policy since December 2022. we will actively explore various health solutions for long-COVID in this environment.

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

In addition, as another direction of strategic development, we will actively explore digital interactive healthcare solutions on the Internet. After the advent of the Internet era, marketing is no longer a vertical down logical relationship, but a decentralized form of interconnection. We will proactively adjust our business focus and allocate resources to meet market development preferences, provide a more convenient user experience, better standard treatment plans, and bring higher patient satisfaction.

Our objective is to leverage our expertise in the PRC for the development, manufacture and commercialization of pharmaceutical products. We intend to achieve this objective by:

Promoting Our Existing Brands to Increase Our National Recognition. We intend to support and grow the existing recognition and reputation of our brands and to maintain our branded pricing strategy through continued sales and marketing efforts through our production lines. To achieve this goal, we plan to promote the efficacy and safety profile of our established prescription pharmaceutical products to physicians at hospitals and clinics in all provinces of PRC through the efforts of our sales force, independent distributors and educational physician conferences and seminars.

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

		Year of
		Commercial
Product	Indication	Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

CerebroproteinHydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Acute thrombotic cerebral infarction and dyskinesia associated with cerebral infarction	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Andrographolide	Detoxification, antibacterial and anti-inflammatory. For sore throat caused by upper respiratory tract infection	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

Comprehensive Healthcare and Protective Products

Noni Enzyme	natural, healthy and nutritionrich a natural, healthy and nutrition-rich food supplement	2018

Sanitizer	75% alcohol wash-free sanitizer	2020

Masks	KN95 Particulate Respirator, Disposable Medical Mask, Particle Filtering Mask, N95 Medical Protective Mask	2020 to 2023

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,
	2022	2021	Net Change
Product Category	(in millions)	(in millions)	(in millions)	% Change
CNS Cerebral & Cardio Vascular	$1.70	$2.68	-0.98	-37%
Anti-Viral' Infection & Respiratory	$4.94	$5.22	-0.28	-5%
Digestive Diseases	$0.40	$0.37	0.03	11%
Other	$1.06	$1.37	-0.31	-23%
Total	$8.10	$9.64	-1.54	16%

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

The Company is to release to the market a product for the treatment of dysmenorrhea, which Ms. Li, Chairman and CEO of the Company, is one of the inventors. In addition, the Company has launched N95 Medical Protective masks in early 2023. Since China ended its zero-case policy and no longer requires shutdown or quarantine in December 2022, the market demand for prevention materials, such as masks has surged.

Distribution and Customers

We believe we have a well-established sales network. As our current pharmaceutical product portfolio is comprised mainly of prescription drugs, our major sales targets are hospitals. As of December 31, 2022, we have 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing the delivery of pharmaceutical products, and our promotion and service with hospitals, doctors and local drug distributors.

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

Raw Materials

We require a supply of a wide variety of raw materials to manufacture our products. We employ purchasing staff with extensive knowledge of our products who work with our product development, and formulations and quality control personnel to source raw materials for our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials and believe we have at least three principal suppliers for each of our most critical raw materials. Historically, we have not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2022, our purchases of raw material purchases from our three top suppliers accounted for 21.7%, 11.1%, and 8.9%, respectively. For the year ended December 31, 2021 suppliers accounted for 24.8%, 12.7%, and 11.8%, respectively.

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

We attempt to differentiate our products from those of our competitors by changing, and, in many cases, improving certain physical aspects of our products to market under different market segments. For example, to make our Cefaclor product more patient friendly to children and patients with swallowing problems, we added an enteric coating to make our tablets easier to swallow.

We have a national sales network and a highly-trained marketing team.

Our experienced sales team has industry knowledge and know-how to synergistically combine our strong market insight with successful commercialization platforms.

We have developed high-quality relationships with leading hospital and clinic administrators and physicians.

While sales of our pharmaceutical products to hospitals are made through our distributors, we believe we have established long-term cooperation relationships with leading hospitals and healthcare clinics throughout China resulting from our long-term promotional efforts and periodic physician seminars, so that to improve the perception of our products in the marketplace and help us identify and select high-volume drugs to develop into new generic products relatively early in the process.

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

In 2022, we acquired a utility model patent and an invention patent application regarding the creation of an ophthalmic oxygen enriched atomization therapeutic apparatus through Helpson, our wholly owned subsidiary, from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier”). Based on the technology transfer agreement, Helpson will receive the utility model patent right of the technical invention and the patent application right of the invention, and Bonier will provide relevant technical services.

As of December 31, 2022, we owned 18 registered trademarks, including marks for eight of the 19 pharmaceutical products we manufacture, including the tradenames Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, XERONINE, and Aronino, as well as marks for our AFGF logo, our HPS logo, our two HELPSON logos and four other logos. The registration numbers of the 18 registered trademarks are as follows: No.1500459, No.1511770, No.1535416, No.1537828, No.1535420, No.1272792, No.1272760, No.1330294, No.1327731, No.1330295, No.3993785, No. 4074317, No.4074321, No. 4315247, No. 32445705, No. 32437940, No. 34711564, and No. 34711561.

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

Employees

As of December 31, 2022, we had 244 employees, among which 234 employees were full-time employees and 10 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Related to our Business and our Industry

o	If our products do not attain market acceptance among the medical community, our operations and profitability would be adversely affected;

o	If we fail to meet standards pursuant to the newly revised Drug Administration Law, certain production lines will be suspended and our profitability would be adversely affected;

o	We may be subject from time to time to product recalls initiated by us or by the NMPA. Product recalls could impose significant costs on us and adversely affect our ability to generate revenue;

o	If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross will be adversely affected;

o	Most of our products are off-patent branded generics that can be manufactured and sold by other pharmaceutical manufacturers in the PRC which may increase the competition we face;

o	If we are not able to maintain and enhance our brand recognition to maintain our competitive advantage, our reputation, business and operating results may be harmed;

o	Reimbursement may not be available for our products, which could diminish our sales;

o	The growth and success of our business depend on our ability to successfully market our principal products to hospitals and their selection for medicine purchases;

o	Our future research and development projects may not be successful;

o	We cooperate with research institutions and universities in the PRC for the research and development of certain new products and any failure of such research institutions to meet our timing and quality standards may pose impairment loss on our financial results and our failure to continue such collaborative arrangement could adversely affect our ability to develop new pharmaceuticals and our overall business prospects;

o	We may not be able to obtain regulatory approval for any of the new products and failure to obtain these approvals could materially harm our business;

o	New product development in the pharmaceutical industry is time-consuming and costly and has a low rate of successful commercialization;

o	We may not be able to successfully identify and acquire new products or businesses;

o	We rely on distributors for all of our revenues and failure to maintain relationships or to otherwise expand our distribution network would materially and adversely affect our business;

o	We rely on a limited number of distributors for the majority of sales of our products;

o	Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products;

o	We face risks related to health pandemics that could impact our sales and operating results;

o	Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms;

o	We may not be able to effectively manage our employees and distribution network, and our reputation, business, prospects and brand may be materially and adversely affected by actions taken by our distributors and third party marketing firms;

o	We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions or claims that could be covered by D&O Insurance;

o	Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

●	Risks Related to Doing Business in China

o	Adverse changes in political and economic policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could reduce the demand for our services and materially and adversely affect our competitive position;

o	The PRC legal system has inherent uncertainties that could limit our legal protections available to us;

o	You may experience difficulties in bringing original actions in the PRC against our company or our management based on U.S. or other foreign laws;

o	Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, we are subject to changes in the PRC’s political and economic decisions;

o	We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially for foreign exchange transactions;

o	We are subject to the environmental protection laws of the PRC that may be costly to comply with and may adversely affect our manufacturing operations;

o	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business;

o	We are not required to submit an application to CSRC pursuant to the M&A Rules, nor are we subject to the cybersecurity review. However, based on the recent promulgation of the Trial Measures, which are set to be effective on March 31, 2023, we may be required to complete the filing requirements when we have re-financing or any additional offerings in future;

o	Although the audit report included in this prospectus was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our ordinary shares may be delisted or prohibited from trading;

●	Risks Related to our Common Stock

o	We may be held in default on our convertible note, which could trigger penalties that worsen our financial condition and potentially disqualify us from listing on the stock exchange where we are currently listed;

o	The market price for our common stock may be volatile;

o	If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company;

o	A large portion of our common stock is controlled by a small number of stockholders and as a result, these stockholders are able to influence and ultimately control the outcome of stockholder votes on various matters;

o	We are likely to remain subject to “penny stock” regulations and as a consequence there are additional sales practice requirements and additional warnings issued by the SEC;

o	There is substantial doubt about our ability to continue as a going concern;

o	We do not anticipate paying cash dividends on our common stock;

o	Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

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

We had gross profit margins of -4.7% for the year ended December 31, 2022, compared to gross profit margins of 3.6% for the year ended December 31, 2021. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls. Therefore, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues.

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

Some of our competitors are actively engaging in research and development in areas in which we have products or in which we are developing new product or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. If alternatives to our products are dispensed or prescribed to patients, the volume of our products sold may decline or we may be required to lower the prices of our products to remain competitive, either of which could negatively impact our sales. In addition, an increasing number of foreign pharmaceutical companies have introduced their pharmaceutical products into the Chinese market. Competitive products introduced by these companies can also negatively impact our sales and results of operations.

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

Market acceptance and sales of our products also depend on a large extent on the reimbursement policies of the PRC government. The Ministry of Labor and Social Security of the PRC or provincial or local labor and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the national medical insurance catalog or provincial or local medical insurance catalogs for the National Medical Insurance Program every other year, and catalogs under which a drug will be classified affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are made based on a number of factors, including price and efficacy. Generally, there are two catalogs, the National Insurance Catalogue (“NIC”) and the EDL on which a product can be included. The products selected for the EDL generally are selected from the NIC. A consumer can be reimbursed for the full cost of a medicine on the EDL and can be reimbursed from 80% to 90% of the cost of a medicine listed on the NIC. Our Cefalexin, Clarithromycin and Omeprazole products are currently included in the EDL. If government authorities decide to remove these products from the medicine catalogs, such removal may reduce the affordability of our products and change the public perception regarding our products, which, in turn, would adversely affect the sales of these products and reduce our net revenue. Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national, provincial or local medicine catalogs, sales of our new products maybe materially and adversely affected.

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

Our competitors may obtain approval for a competitive product before our product we are developing is approved. If this occurs, we may be precluded from getting approval until the competitor’s monitoring period expires and realize little to no benefit from our research and development investment.

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

Our success depends in part on our ability to improve our existing products and to develop new products. The development process for pharmaceutical products is complex and uncertain, as well as time-consuming and costly. Relatively few research and development programs can finally develop a commercial product. A product candidate that appears promising in the early phases of development may fail to reach the market for a number of reasons, such as:

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

We sell our products exclusively to pharmaceutical distributors in the PRC and rely on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2022, no customer accounted for more than 10.0% of sales, and three customers accounted for 52.9%, 11.4%, and 10.4% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find the substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in aggregate accounted for 20% and 21% of our net revenues in 2022 and 2021, respectively. We expect that a relatively small number of distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our large distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products.

Generic drugs refer to drugs with the same active ingredient, dosage form, delivery channel and therapeutic effects compared to the original drugs. The “Consistency Evaluation” requires currently marketed generic products to prove their consistency in term of quality and therapeutic effect, and substitutability during clinical trials with original drug. The Consistency Evaluation could enhance the development of pharmaceutical industry, ensure drug safety and effectiveness, promote the upgrading and restructuring the pharmaceutical industry, and improve international competitiveness. Both Relevant Matters Related to the Implementation of the Opinions of the General Office of the State Council on the Consistent Evaluation of the Quality and Efficacy of Generic Drugs (No. 106 of 2016) issued on May 26, 2016, and Announcement of the General Administration on the Consistency Evaluation of the Quality and Efficacy of Generic Drugs (No. 100 of 2017) issued on August 28, 2017 require that if a drug has more than 3 manufacturers passed the consistency evaluation, then the drug manufacturers without consistency evaluation valid status will have no access to participate in the drug Centralized Procurement. NMPA issued an official document on The Implementation of the Evaluation of the Quality and Efficacy of Chemical Injection Generics on May 14, 2020, requiring consistent evaluation for generics of pharmaceutical injections that are already on the market. If we fail to complete the consistency evaluations for our generic drugs per the government’s requirements, our business and operation will be negatively impacted.

Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms.

We need a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials. We have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2022, three suppliers accounted for 21.7%, 11.1%, and 8.9% of raw material purchases and for the year ended December 31, 2021, three suppliers accounted for 24.8%, 12.7%, and 11.8% of raw material purchases.

Historically, we have not had difficulty obtaining raw materials from suppliers. However, we cannot assure in the future we will not encounter any difficulty in obtaining the supplies, nor can we predict the impact on our suppliers of the current economic environment and other developments in their respective businesses, either. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Furthermore, such factors may render suppliers unwilling to extend contracts that provide favorable terms to us or may force them to seek to renegotiate existing contracts. Although we believe we have alternative sources of supply for the raw materials used in our business, termination of our relationships with any of our key suppliers could have a material adverse effect on our business, financial condition or results of operations in the unlikely event that we are unable to obtain adequate raw materials from other sources in a timely manner or at all.

We may not be able to effectively manage our employees and distribution network, and our reputation, business, prospects and brand may be materially and adversely affected by actions taken by our distributors and third party marketing firms.

We have limited ability to manage and control the activities of our independent distributors and third-party marketing firms that we contract to promote our products and brand name, therefore, our reputation, business, prospects and brand may be materially and adversely affected by actions taken by them. Our distributors and third-party marketing firms could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

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

Recently, the PRC government has increased its anti-corruption measures. In the pharmaceutical industry, corrupt practices include, among others, acceptance of rebates, bribes or other illegal gains or benefits by hospitals and medical practitioners from pharmaceutical manufacturers and distributors in connection with the prescription of certain pharmaceuticals. Our employees, affiliates, distributors or third-party marketing firms may violate these laws or otherwise engage in illegal practices with respect to their sales or marking of our products or other activities involving our products. If our employees, affiliates, distributors or third-party marketing firms violate these laws, we could be required to pay damages or fines, which could materially and adversely affect our financial condition and results of operations. In addition, PRC laws regarding the types of payments to promote or sell our products that are impermissible are not always clear. As a result, we, our employees, affiliates, our distributors or third-party marketing firms could make certain payments in connection with the promotion or sale of our products or other activities involving our products which at the time could be reasonably determined to be legal but are later deemed impermissible by the PRC government. Furthermore, our brand and reputation, our sales activities or the price of our common stock could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees, affiliates, distributors or third-party marketing firms.

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

The rapid market growth of our pharmaceutical products may pose more requirements or more costs on the employment management for managerial, operational, financial and other purposes. As of December 31, 2022, we had 244 employees. To keep rapidly increasing trend of the Chinese pharmaceutical industry, it will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new and old employees In addition, we may need to increase the salary, or the equity incentive plan for the employees to keep them in the Company. Aside from the increased difficulties and increased costs in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, drug formulas for new products, investment in research and development, acquisition of new businesses and technologies. Our failure to manage any of the above business administration may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially Ms. Zhilin Li, our Chairman, President and Chief Executive Officer. We cannot not guarantee that Ms. Li will stay in the Company in the long run, and the loss of Ms. Li’s services would adversely affect our ability to develop and market our products. We also depend in part on the continued services of our key scientific personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We face intense competition for qualified personnel, and the existence of noncompetition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

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

The majority of pharmaceutical manufacturing industry including the segments under which the Company conducts its business is not included in the 2021 Negative List. Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership in Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005 and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005. However, in the event the 2021 Negative List is amended in the future to include any of the business Helpson is operating, our ownership structure could be subject to change to the extent our structure is not given any “grandfather” protection.

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

Our manufacturing process may produce by-products, such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental bodies determining the classification of different wastes and proper disposal. We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal. We are responsible for periodically renewing this waste disposal permit. There is no assurance that we will obtain a renewal of the waste disposal permit when the current permit expires in February 2028.

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

On March 28, 2007, the SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Share Option Plan of Overseas-Listed Company, which were superseded by Notice from SAFE regarding Issues related to Domestic Individual Participating Offshore Public Company Equity Incentive Plan promulgated on February 15, 2012 (“SAFE #7”), or the Share Option Rule. Under the Share Option Rule, PRC citizens who are granted stock options or other employee equity incentive awards by an overseas publicly-listed company are required, through a PRC agent who may be a PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures related to the share options or other employee equity incentive plans. We and our PRC citizen employees who are granted share options or other equity incentive awards under our 2010 Long-Term Incentive Plan, or PRC optionees, are subject to the Share Option Rule. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and legal sanctions.

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

Additionally, China’s Cyber Security Law requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval. The Company’s management believes that they are currently classified as Level 1.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” On July 10, 2021, the Cyberspace Administration of China published a revised draft of the Measures on Cybersecurity Review, expanding the cybersecurity review to data processing operators in possession of personal information of over 1 million users if the operators intend to list their securities in a foreign country. As we are not a data processing operator in possession of person information, we are not within the expanded scope.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on our business. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, recently, the National People’s Congress released the Personal Information Protection Law (the “PIPL”), which became effective on November 1, 2021. The PIPL creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The PIPL also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the PIPL provides significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities.

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

We are not required to submit an application to CSRC pursuant to the M&A Rules, nor are we subject to the cybersecurity review. However, based on the recent promulgation of the Trial Measures, which are set to be effective on March 31, 2023, we may be required to complete the filing requirements when we have re-financing or any additional offerings in future.

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

Based on our understanding of the Chinese laws and regulations in effect at the time of this report, we will not be required to submit an application to the CSRC for its approval of an offering in a foreseeable future and the listing and trading of our common stock on NYSE American. However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and our belief is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules or overseas offering approval. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do.

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

On December 28, 2021, the CAC, and other twelve PRC regulatory authorities jointly revised and promulgated the Measures for Cyber Security Review, or the New Measures for Cyber Security Review, which came into effect on February 15, 2022 and replace the prior Measures for Cyber Security Review promulgated on April 13, 2020. The New Measures for Cyber Security Review provides that, among others, (i) the purchase of cyber products and services by critical information infrastructure operators and the network platform operators engaging in data processing activities that affects or may affect national security should be subject to the cybersecurity review by the Cybersecurity Review Office, the department which is responsible for the implementation of cybersecurity review under the CAC; (ii) network platform operators with personal information data of more than one million users are obliged to apply for a cybersecurity review by the Cybersecurity Review Office before listing abroad; and (iii) relevant governmental authorities in the PRC may initiate cybersecurity review if they determine the relevant network products or services or data processing activities affect or may affect national security.

We believe that we are not subject to cybersecurity review, since we (i) are not network platform operators engaging in data processing activities that affect or may affect national security; (ii) are not critical information infrastructure operators purchasing cyber products or services that affect or may affect national security; (iii) are not network platform operators with personal information data of more than one million users and do not need to obtain any permission or approval from the CAC in accordance with the New Measures for Cyber Security Review. However, as PRC governmental authorities have significant discretion in interpreting and implementing statutory provisions and there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot guarantee the PRC government will have the same analysis and application of law like us.

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which will take effect on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Because we are already publicly listed in the U.S., the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. Despite of the foregoing, we cannot assure you if we will be able to complete the filing procedure in a timely fashion when we are required to do so for any offerings in the future.

The Holding Foreign Companies Accountable Act, or the HFCAA, and the related regulations continue to evolve. Further implementations and interpretations of or amendments to the HFCAA or the related regulations, or a PCAOB determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the Company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the Company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 18, 2020, the HFCAA was signed into law. The HFCAA has since then been subject to amendments by the U.S. Congress and interpretations and rulemaking by the SEC.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the AHFCAA was signed into law.

On December 16, 2021, PCAOB announced the PCAOB HFCAA determinations relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong. The inability of the PCAOB to conduct inspections of auditors in China made it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in issuers operating in China to lose confidence in such issuers’ procedures and reported financial information and the quality of financial statements.

Our auditor, BF Borgers CPA PC, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in Colorado, and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2022.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China (together, the “PRC Authorities”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB announced in its 2022 HFCAA Determination Report (the “2022 Report”) its determination that the PCAOB was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC), and the PCAOB Board voted to vacate previous determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to determine complete access, including on-site inspections and investigations in a manner fully consistent with the PCAOB’s methodology and approach in the U.S. and globally. According to the 2022 Report, the PRC Authorities had fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations according to the Protocol, and have agreed to continue to assist the PCAOB’s investigations and inspections in the future. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCAA at any time.

While the HFCAA and AHFCAA are not currently applicable to the Company because the Company’s current auditors are subject to PCAOB review, if this changes in the future for any reason, the Company may be subject to the HFCAA and AHFCAA. The implications of this regulation if the Company were to become subject to it are uncertain. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on NYSE American earlier than would be required by the HFCAA and AHFCAA. If our common stock is unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase the common stock when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the common stock.

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

Our ability to distribute dividends are to large extent based on the dividends paid to us by our operating entity in China, and its ability to distribute dividends may be limited by the PRC laws.

As we are a holding company with all of business operations conducted in PRC by Helpson, which is our wholly-owned subsidiary, we depend on its dividend issuance to us to pay the dividends to our investors. According to the PRC Company Law and Foreign Investment Law, our PRC subsidiary, as a foreign-invested enterprise, or FIE, we may only pay dividends out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. In addition we are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. The reserve funds are not distributable as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Our ability to distribute dividends may be restricted because of the above-mentioned regulations. We may even cannot distribute dividends if we are suffering loss in certain fiscal year in the future.

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

Risks Related to our Common Stock

We may be held in default on our convertible note, which could trigger penalties that worsen our financial condition and potentially disqualify us from listing on the stock exchange where we are currently listed.

On November 17, 2021, we entered into a Securities Purchase Agreement pursuant to which we issued an unsecured convertible promissory note (the “Convertible Note”) to an institutional accredited investor Streeterville Capital, LLC (“Streeterville”). The Convertible Note was due on February 17, 2023. The parties are in negotiation in extending the Convertible Note. There can be no assurances that these negotiations will be successful. The Convertible Note has a principal balance of $3,800,000 at December 31, 2022.

Although no event of default has occurred as of the date herein, pursuant to the terms of the Convertible Note, upon our failure to pay back the Convertible Note upon due, Streeterville can, at its sole discretion, send us a notice which turns this into an Event of Default (“Event of Default”), which would give us 10 days to cure. As of the date herein, Streeterville has not sent such a notice and therefore no Event of Default has occurred. If an Event of Default occurs and is not cured within the 10-day notice period, pursuant to the terms of the Convertible Note Streeterville can impose additional interest payments and other penalties upon us.

Such penalties, as well as other similar penalties that could be imposed upon us as a result of our ongoing negotiations to extend the Convertible Note, if and when imposed by Streeterville, could worsen our financial conditions by consuming or tying up our cash reserve, cash flow, and assets, as well as dilute our existing shareholders if Streeterville initiates conversion of some or part of the Convertible Note into our equity securities. Thus, such penalties could generally and negatively impact the operation of our business and the public trading price of our common stock. Particularly, it could cause the values of our shareholder’s equity and market capitalization to decline further. As a result of such decline, we may become unable to satisfy the continuous listing standards of the stock exchange where we are currently listed, which would further negatively impact the operation of our business and the public trading price of our common stock.

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

A large portion of our common stock is held by a small number of stockholders. For instance, Zhilin Li, our Chief Executive Officer, holds 16.31%, and Heung Mei Tsui, a member of our Board of Directors, holds 11.00% of our common stock, respectively, as of the date hereof. As a result, these two stockholders are able to significantly influence the outcome of stockholder votes on various matters, including the election of directors and other corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022, and there existed a material weakness in our internal control over financial reporting as of December 31, 2022.

We are taking appropriate actions to internally training related personnel, such as Chief Financial Officer, to remediate such material weakness; however, such measures may not be sufficient to address the material weaknesses identified or ensure that our controls and procedures are effective. We may also discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in the implementation of such controls, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements and affect the ability of our auditors to attest to the effectiveness of our internal control over financing reporting to the extent we become an accelerated filer in the future. In addition, substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business and financial condition could be adversely affected.

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2022 and 2021 that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of comprehensive healthcare products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

Mortgaged Property

On September 18, 2021 the Company obtained a line of credit for RMB 10 million (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit was paid in full on the due date of September 18, 2022. On September 30, 2022 the Company received a new line of credit in the same amount. The loan bears interest at the rate of 3.45% and is due September 28, 2023.The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $54,923 and $15,582 for the years ended December 31, 2022 and 2021, respectively.

The loans referred to above are set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 10 million (Approximately $1.54 million)	Bank of China	September 30, 2022 to September 28, 2023	3.45%	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872) Production line equipment and machinery included in the facility

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

Holders

As of March 24, 2023 there were approximately 134 stockholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	13,540,000
Totals	-	-	13,540,000

ITEM 6. [Reserved]

`

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

China's consistency evaluation of generic drugs continues to proceed in 2022. The supporting policies from central and provincial governments were constantly issued, including polices regarding consistency evaluation for injectable products. We have always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”) the whole industry, including us, has been making slow progress in terms of the consistency evaluation. We have submitted application documents to NMPA at the end of 2021, and passed the clinical verification of the drug by NMPA in June 2022. We had completed the supplementary documents as required by the NMPA in early November 2022We had completed the registration inspection and quality standard review of the Institute for Drug Control on February 2023, and are currently undergoing technical review and waiting for on-site verification.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. Since trial Centralized Procurement (“CP”) activities were initiated in 2018 in 11 cities (including 4 municipalities and 7 other cities), eight rounds of CP activities have been carried out throughout China by the end of 2022, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above (namely, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP) before making decisions for any products.

In addition, we continue to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of "Healthy China 2030" issued by Chinese government in October 2016, the total size of China's health service industry will reach RMB 16 trillion (approximately 2.5 trillion) by 2030. This industry focuses on people's daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, we launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. We also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. With Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been more and more popular. We have sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which meets the personal needs for protection against the epidemic outbreak. Thanks to the green channel provided by Hainan Medical Products Administration, we received the Registration Certificate of N95 medical protective mask at the fastest speed by the end of 2022, when the infection of COVID-19 has surged in China.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Market Trends

As a generic drug company, we are presented with a huge domestic market. We believe that through further upgrades and better conformity with Chinese consistency evaluations, which are based on European and American production standards, we will be able to export our products to overseas markets. In China’s market, we believe that in the future, cost management and control ability will gradually become important factors in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, the CP’s winning enterprise has a good chance of achieving price-for-volume in order to increase its market share and support its continuous innovation and transformation. On a separate note, rising and advancing consumer demand in China drives the increase of discretionary consumption. With the improvement of residents' quality of life, the healthcare demand is also changing. We believe that there is a large number of unmet demands in comprehensive healthcare and internet healthcare sectors.

In addition, the Office of the State Council issued “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing MAHs to produce pharmaceuticals themselves or to consign production to other pharmaceutical manufacturers. This policy not only transitions our production practices to meet the European and United States standards by separating drug approval and production qualifications, thereby changing the existing model of bundling drug approval numbers to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy.

In general, demand for pharmaceutical products continues its steady growth in China. We believe the ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. We will continue to actively adapt to the national policy guidance and further evaluate market conditions for our existing products then adjust accordingly, and compete in the market in order to optimize our development strategy.

Results of Operations for the Fiscal Year ended December 31, 2022

Revenue

Revenue was $8.1 million for the year ended December 31, 2022, which represented a decrease of $1.5 million, as compared to $9.6 million for the year ended December 31, 2021. This decline was mainly due to exchange rate changes, resurgence of COVID-19 in many cities in China, including Haikou, the city where our operations and manufacturing located, and China's strict epidemic isolation and control, which made offline activities difficult to carry out, and pharmacies and hospitals implementing strict controls.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Net	%
Product Category	2022	2021	Change	Change
CNS Cerebral & Cardio Vascular	1.70	2.68	-0.98	-37%
Anti-Viral/ Infection & Respiratory	4.94	5.22	-0.28	-5%
Digestive Diseases	0.40	0.37	0.03	8%
Other	1.06	1.37	-0.31	-23%

The most significant revenue decrease in terms of dollar amount was in our “CNS Cerebral & Cardio Vascular”, which generated $1.70 million in sales revenue in 2022 compared to $2.68 million in 2021, a decrease of $0.98 million. This decrease was mainly due to a decrease in sales of our Alginic Sodium Diester due to market fluctuation.

Sales revenue of our “Anti-Viral/ Infection & Respiratory” product category was $4.94 million in 2022, compared to $5.22 million in 2021, which represented a decrease of $0.28 million. This decrease was mainly due to a decrease in sales of our Cefaclor due to market fluctuation, and change in foreign exchange rate.

Sales revenue in the “Other” category was $1.06 million in 2022, which represented a decrease of $0.31 million compared to $1.37 million in 2021. This decrease was mainly due to the sales decrease of Vitamin B6 in fiscal year 2022, caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

Our “Digestive Diseases” category generated $0.40 million of sales revenue in 2022, which represented an increase of $0.03 million compared to $0.37 million in 2021. This increase was mainly due to an increase in sales of our Tiopronin due to market fluctuation.

	Year Ended December 31,
Product Category	2022	2021
CNS Cerebral & Cardio Vascular	21%	28%
Anti-Viral/ Infection & Respiratory	61%	54%
Digestive Diseases	5%	4%
Other	13%	14%

For the year ended December 31, 2022, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 61% and 54% of total sales in the years ended December 31, 2022 and 2021, respectively. The “CNS Cerebral & Cardio Vascular” category represented 21% of total revenue in 2022, compared to 28% in 2021. The “Digestive Diseases” category represented 5% and 4% of total revenue in 2022 and 2021, respectively. The “Other” category represented 13% and 14% of revenues in 2022 and 2021, respectively.

Cost of Revenue

For the year ended December 31, 2022, our cost of revenue was $8.6 million, or 106.1% of total revenue, which represented a decrease of $0.7 million from $9.3 million, or 96.4% of total revenue, in 2021. The increase in the proportion of costs to revenue is mainly due to the decline in revenue.

Gross Profit (Loss) and Gross (Loss) Margin

Gross loss for the year ended December 31, 2022 was $0.5 million, compared to gross profit of $3.0 million in 2021. Our gross loss margin in 2022 was 6.1%, compared to gross profit margin of 3.6% in 2021. The decrease in our profit and our gross margin was mainly due to the decrease in the sales price of main products and the increase in the purchase price of main raw materials.

Selling Expenses

Our selling expenses for the year ended December 31, 2022 were $1.1 million, a decrease of $0.4 million compared to $1.5 million for the year ended December 31, 2021. Selling expenses accounted for 13.2% of the total revenue in 2022 compared to 15.5% in 2021.  Because of adjustments in our sales practices and Chinese national centralized drug procurement, we reduced selling expenses to efficiently support our sales and the collection of accounts receivable. Especially in the context of the increasing impact of centralized drug procurement, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2022 was $1.9 million, compared to $1.7 million for the year ended December 31, 2021. General and administrative expenses accounted for 23.4% and 17.1% of our total revenues in 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2022 was $0.19 million, compared to $0.32 million in 2021. Research and development expenses accounted for 2.3% and 3.3% of our total revenues in 2022 and 2021, respectively. These expenditures were mainly spent on the consistency evaluation of our existing products.

Bad Debt Benefit

Our bad debt benefit for the year ended December 31, 2022 was $93,851, as compared to $255,215 in 2021.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of net accounts receivable that were past due (or the amount of accounts receivable that were more than 180 days old) was $0.03 million and $0.11 million as of December 31, 2022 and 2021, respectively.

The following table illustrates our accounts receivable aging distribution in terms of the percentage of the total accounts receivable as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

1 - 180 Days	2.28%	3.17%
180 - 360 Days	0.16%	0.11%
360 - 720 Days	0.13%	0.24%
> 720 Days	97.44%	96.48%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $16.7 million and $18.3 million as of December 31, 2022 and December 31, 2021, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2022 and 2021 were as follows:

	For the Fiscal Years Ended
	December 31,
	2022	2021
Balance, Beginning of Period	$18,312,707	$18,150,493
Bad debt expense	(93,851)	(255,215)
Foreign currency translation adjustment	(1,479,329)	417,429
Balance, End of Period	$16,739,527	$18,312,707

Loss from Operations

Our operating loss for the year ended December 31, 2022 was $3.5 million, compared to an operating loss of $2.9 million in 2021. The increase in Loss from Operations was mainly due to the decrease in revenue in 2022.

Net Interest Expense

Net interest expense was $0.42 million for the year ended December 31, 2022 and $0.54 million for the year ended December 31, 2021.

Net Loss

Net Loss for year ended December 31, 2022 was $4.0 million, compared to net loss of $3.4 million for the year ended December 31, 2021. The increase in net loss was mainly a result of the decrease in revenue.

Loss per basic and diluted common share was $0. 76 for the year ended December 31, 2022 and $0.74 for the year ended December 31, 2021, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 5,256,855 for 2022, as compared to 4,612,926 for 2021.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the Convertible Note Payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. In addition to the aggregated advance of $1,425,123 from our CEO as of December 31,2021, we received some temporary advances from and made several repayments to her in the twelve months ended December 31, 2022. As of December 31, 2022, the aggregated advance from our CEO was $1,121,273 for use in operations. Our cash and cash equivalents were $2.0 million, representing 11.3% of our total assets, as of December 31, 2022, as compared to $4.9 million, representing 21.5% of our total assets as of December 31, 2021. All of the $2.0 million of cash and cash equivalents as of December 31, 2022 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Although the Company obtained the convertible note and additional lines of credit in 2021, there can be no assurance that the Company will be able to achieve its future strategic goal to accelerate the launch of nutrition products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital during the year ended December 31, 2022, there can be no assurances that this will be the case in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.41 million in the year ended December 31, 2022, compared to $0.25 million in 2021.

As of December 31, 2022, our net accounts receivable was $0.4 million, a decrease of $0.3 million from $0.7 million as of December 31, 2021.

As of December 31, 2022, total inventory was $2.9 million, compared to $3.3 million as of December 31, 2021.

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $0.40 million, compared to $0.44 million for the year ended December 31, 2021. The payments in 2022 were mainly due to the purchase of equipment.

Financing Activities

Cash flow used in financing activities was $1.77 million in the year ended December 31, 2022; compared to cash flow generated in financing activities of $4.60 million in the year ended December 31, 2021. This change was mainly because of a convertible debt issued in 2021, and the payback of certain bank loans in 2022.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2022 and December 31, 2021, Helpson’s net assets totaled $(190,000) and $3,447,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of December 31, 2022 and December 31, 2021, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts is (4,279)% and 236% of its total net assets.  There were no allocations to the statutory surplus reserve accounts during the twelve months ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Please refer to Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies” for the discussion of our critical accounting policies. ..

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and 2021, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2022, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers as of March 24, 2023, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	70	Chairman, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	66	Director
Gene Michael Bennett	75	Independent Director
Yingwen Zhang	78	Independent Director
Baowen Dong	82	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2022 as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2022, the Reporting Persons met all applicable Section 16(a) filing requirements except for the following: (i) Ke Deng did not timely file Form 3 after being granted 1,552,230 shares on December 30, 2022. However, the Form 3 corresponding to the transaction was subsequently filed on March 9, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Zhilin Li	2022	225,600						16,000	241,600
Chairman, Chief	2021	225,600	-	-	-	-	-	16,000	241,600
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairman of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on June 30, 2025. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2022, when aggregated with her compensation from our U.S. holding company level, was $241,600.

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

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment No. 1”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment No. 1 was adopted by the stockholders on December 19, 2019. The 2010 Incentive Plan, as amended, gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. On October 25, 2021, our Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to our 2010 Long-Term Incentive Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 500,000 (5,000,000 pre reverse stock split) shares from 400,000 (4,000,000 pre reverse stock split) shares to 900,000 (9,000,000 pre reverse stock split) shares.  On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated 2010 Long Term Incentive Plan (the “Plan”) to increase the number of shares of common stock that are reserved thereunder by an additional 500,000 (5,000,000 pre reverse stock split) shares from 900,000 (9,000,000 pre reverse stock split) to 1,400,000 (14,000,000 pre reverse stock split). Through December 31, 2022, there were 490,000 (4,900,000 pre reverse stock split) shares of stock and stock options granted under the Plan.  A total of 66,500 (665,000 pre reverse stock split) options were outstanding as of December 31, 2022 under the Plan. As such, there are 910,000 (9,100,000 pre reverse stock split) additional shares available for issuance under the Plan.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 24, 2023, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 24, 2023, an aggregate of 8,458,094 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board	1,381,000	16.3%

Heung Mei Tsui Director	931,265	11.0%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	2,312,265	27.3%

Beneficial stockholders with 5% or more ownership

Ke Deng	1,552,229	18.33%
Streeterville Capital LLC(5)	515,909	9.99%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 24, 2023, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 8,458,094 shares of common stock outstanding as of March 24, 2023, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 24, 2023 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 70,000 shares of our common stock (5,000 shares in each of year between 2008 to 2022 fiscal years). As of the date of this report no such warrants were issued.

(5)	According to the Schedule 13G filed by the shareholder on December 5, 2022, the number of shares of the common stock beneficially owned by Streeterville as of the date above was 515,909 shares, which is 9.99% of the 5,164,253 shares outstanding on November 9, 2022

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2022 and 2021. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2022, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui in 2021. We recognized interest expense of $13,546 and $13,546 for the years ended December 31, 2022 and 2021, respectively.

The Company received net advances totaling $0 and $1,183,414 and repaid $223,013 and $562,659 of the advances during the years ended December 31, 2022 and 2021, respectively from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2022 and 2021, respectively. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 10, 2021 and further extended to July 9, 2022, and further extended to July 9, 2023 on identical terms. Total interest expense related to the loan for the year ended December 31, 2022 and 2021 was $28,962 and $30,194.

Independence of the Board of Directors

The board of directors has determined that Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $100,000 for the fiscal year ended December 31, 2022, and 2021.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2022 and 2021.

Tax Fees

We did not incur any tax fees during the fiscal year ended December 31, 2022.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2022.

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

Date: March 30, 2023	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairman of the Board, President, Chief Executive Officer	March 30, 2023
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	March 30, 2023
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	March 30, 2023
Gene Michael Bennett

/s/ Yingwen Zhang	Director	March 30, 2023
Yingwen Zhang

/s/ Baowen Dong	Director	March 30, 2023
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of the Company filed with the State of Nevada on March 1, 2023.

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

4.1	Convertible Promissory Note dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2022).

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5	Loans Extension Confirmation Letter between the Company and Heung Mei Tsui confirming the extension of the loans (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2020).

10.6	2010 Long-Term Incentive Plan of the Company (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on November 12, 2010).

10.7	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.8	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.9	First Amendment to the 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to our Proxy Statement on Schedule 14A filed on November 6, 2019).

10.10	Second Amendment to the 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to our Proxy Statement on Schedule 14A filed on November 15, 2021).

10.11*	Loans Extension Confirmation Letter, dated December 31, 2022, between the Company and Heung Mei Tsui confirming the extension of the loans to December 31, 2023.

10.12	Securities Purchase Agreement between China Pharma Holdings, Inc. and Streeterville Capital, LLC dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

10.13	Technology Transfer Contract between Hainan Helpson Medical & Biotechnology Co., Ltd and Chengdu Bonier Medical Technology Development Co., Ltd. dated November 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on December 2, 2022)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of the Independent Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

March 30, 2023

(PCAOB ID Number 5041)

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,029,971	$4,859,059
Banker’s acceptances	13,784	91,362
Trade accounts receivable, less allowance for doubtful accounts of $16,739,527 and $18,312,707, respectively	421,531	714,475

Other receivables, less allowance for doubtful accounts of $27,149 and $32,210, respectively	29,139	29,564
Advances to suppliers	444,637	471
Inventory	2,947,787	3,339,686
Prepaid expenses	77,697	58,792
Total Current Assets	5,964,546	9,093,409

Property, plant and equipment, net	9,973,065	13,280,559
Operating lease right of use asset	39,046	127,958
Intangible assets, net	1,807,486	147,841
TOTAL ASSETS	$17,784,143	$22,649,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$667,082	$926,749
Accrued expenses	404,807	298,452
Other payables	2,390,063	1,884,161
Advances from customers	520,295	210,028
Borrowings from related parties	2,475,840	2,779,690
Operating lease liability	40,445	85,282
Current portion of lines of credit	2,440,915	4,328,936
Convertible, redeemable note payable, net of issue discount	3,800,000	-
Total Current Liabilities	12,739,447	10,513,298
Non-current Liabilities:
Convertible, redeemable note payable, net of issue discount	-	5,250,000
Operating lease liability, net of current portion	-	44,181
Deferred tax liability	754,698	824,407
Total Liabilities	13,494,145	16,631,886
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,490,896 shares and 4,733,956 shares issued and outstanding, respectively	74,909	47,340
Additional paid-in capital	28,853,520	25,645,367
Retained deficit	(36,211,496)	(32,238,655)
Accumulated other comprehensive income	11,573,065	12,563,829
Total Stockholders’ Equity	4,289,998	6,017,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,784,143	$22,649,767

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years
	Ended December 31,
	2022	2021
Revenue	$8,104,092	$9,641,925
Cost of revenue	8,598,008	9,292,655

Gross (loss) profit	(493,916)	349,270

Operating expenses:
Selling expenses	1,069,785	1,495,007
General and administrative expenses	1,893,269	1,651,024
Research and development expenses	185,858	318,964
Bad debt benefit	(93,851)	(255,215)
Total operating expenses	3,055,061	3,209,780

Loss from operations	(3,548,977)	(2,860,510)

Other income (expense):
Interest income	10,755	3,035
Interest expense	(434,619)	(542,001)
Net other expense	(423,864)	(538,966)

Loss before income taxes	(3,972,841)	(3,399,476)
Income tax expense	-	-
Net loss	(3,972,841)	(3,399,476)
Other comprehensive income (loss) - foreign currency translation adjustment	(990,764)	218,383
Comprehensive loss	$(4,963,605)	$(3,181,093)
Loss per share:
Basic and diluted	$(0.76)	$(0.74)
Weighted average shares outstanding	5,256,855	4,612,926

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2020	4,557,956	$45,580	$24,452,684	$(28,839,179)	$12,345,446	$8,004,531
Stock option compensation			15,243			15,243
Issuance of common stock in lieu of compensation	176,000	1,760	1,177,440			1,179,200
Net loss for the year	-	-	-	(3,399,476)	-	(3,399,476)
Foreign currency translation adjustment	-	-	-	-	218,383	218,383
Balance, December 31, 2021	4,733,956	47,340	25,645,367	(32,238,655)	12,563,829	6,017,881
Issuance of common stock for intangible assets	1,552,229	15,522	1,691,930	-	-	1,707,452
Stock option compensation	-	-	36,270	-	-	36,270
Issuance of common stock for services	30,000	300	41,700	-	-	42,000
Conversions of note payable to common stock	1,174,711	11,747	1,438,253	-	-	1,450,000
Net loss for the year	-	-	-	(3,972,841)	-	(3,972,841)
Foreign currency translation adjustment	-	-	-	-	(990,764)	(990,764)
Balance, December 31, 2022	7,490,896	$74,909	$28,853,520	$(36,211,496)	$11,573,065	$4,289,998

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(3,972,841)	$(3,399,476)
Depreciation and amortization	2,700,533	3,087,820
Bad debt benefit	(93,851)	(255,215)
Stock and stock option compensation	78,270	15,243
Original issue discount accretion	-	250,000
Changes in assets and liabilities:
Trade accounts and other receivables	(170,194)	(545,534)
Advances to suppliers	(459,959)	1,798
Inventory	689,104	1,011,905
Trade accounts payable	(187,734)	(332,779)
Other payables and accrued expenses	692,190	415,309
Advances from customers	339,659	(520,414)
Prepaid expenses	(24,722)	21,505
Net Cash Used in Operating Activities	(409,545)	(249,838)

Cash Flows from Investing Activities:
Purchases of property and equipment	(401,964)	(438,055)
Net Cash Used in Investing Activities	(401,964)	(438,055)

Cash Flows from Financing Activities:
Payments of construction term loan		(2,325,039)
Payments of line of credit	(2,140,921)	(2,526,542)
Proceeds from lines of credit	564,965
Borrowings and interest from related party	28,962	1,183,414
Repayments to related party	(223,013)	(562,659)
Proceeds from convertible redeemable debt	-	5,000,000
Proceeds from lines of credit	-	3,828,564
Net Cash (Used In) Provided By Financing Activities	(1,770,007)	4,597,738

Effect of Exchange Rate Changes on Cash	(247,572)	(8,439)
Net Increase in Cash, Cash Equivalents and Restricted Cash	(2,829,088)	3,901,406
Cash and Cash Equivalents at Beginning of Period	4,859,059	957,653
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,029,971	$4,859,059

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$141,797	$218,232

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$503,383	$601,021
Inventory purchased with banker’s acceptances	575,713	565,079
Right-of-use assets obtained in exchange for operating lease obligations	-	168,606
Common stock issued for intangible assets	1,707,452	-
Common stock issued for compensation	-	1,179,200

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash and cash equivalents of $2.0 million and an accumulated deficit of $36.2 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,121,273 as of December 31, 2022 to provide working capital and enable the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Reverse Stock Split – Effective March 6, 2023, the Company implemented a 1-for -10 reverse stock split as more fully discussed in Note 14. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

Consolidation and Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. The accompanying condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges (credits) to bad debt expense totaled $93,851 and $255,215 for the years ended December 31, 2022 and 2021, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 and $0 against the allowance for the years ended December 31, 2022 and 2021, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2022 and 2021, the Company evaluated its long-lived assets and determined that no impairment adjustments were necessary.

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $520,295 and $210,028 and are recorded as a liability on the accompanying balance sheet as “Advances from customers” as of December 31, 2022 and 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the Company has potentially dilutive common shares related to the option to purchase 96,500 shares of common stock and the 126,667 shares issuable upon conversion of the Convertible Note Payable  are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13,Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC smaller reporting company filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the guidance will have a material impact on its financial statements.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	1,839,641	2,131,584
Work in process	557,146	622,380
Finished goods	551,000	585,722
Total Inventory	$2,947,787	$3,339,686

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Permit of land use	$404,427	$441,783
Building	9,391,433	10,258,885
Plant, machinery and equipment	27,780,585	30,122,235
Motor vehicle	438,138	337,375
Office equipment	308,847	278,892
Total	38,323,430	41,439,170
Less: accumulated depreciation	(28,350,365)	(28,158,611)
Property, plant and equipment, net	$9,973,065	$13,280,559

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $2,663,975 and $3,049,706 for the years ended December 31, 2022 and 2021, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA. The Company did not obtain NMPA production approval for any new medical formulas during the years ended December 31, 2022 and 2021 and no costs were reclassified from advances to intangible assets during the years ended December 31, 2022 and 2021, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $36,558 and $38,114 for the years ended December 31, 2022 and 2021, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

On November 28, 2022, the Company entered into a Technology Transfer Contract (the “Agreement”) with Chengdu Bonier Medical Technology Development Co., Ltd (“Bonier”). Bonier owns the know-how of a technical invention and creation of an ophthalmic oxygen enriched atomization therapeutic instrument, which has obtained a utility model patent (the “Utility Model Patent”) and applied for an invention patent (the “Invention Patent”) at the same time. Pursuant to the Agreement, Bonier will transfer the ownership of the Utility Model Patent of the technical invention and the Invention Patent application right of the invention to Helpson. Bonier or its designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services, with a term of ten years. Effective November 28, 2022 the Company issued 1,552,229 share of its common stock valued at $1,707,452 based on the closing market price of its common stock of $1.10 per share at that date. The Company recorded the amount as Intangible assets on the accompanying balance sheet at December 31, 2022. The value of the intangible asset will be amortized over its remaining useful life of approximately 9.7 years.

The Company will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the above mentioned Invention Patent.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the years ended December 31, 2022 and 2021, respectively.

Intangible assets consisted solely of NMPA approved medical formulas as follows:

	December 31,	December 31,
	2022	2021
Gross carrying amount	$6,554,628	$5,294,892
Accumulated amortization	(4,747,142)	(5,147,051)
Net carrying amount	$1,807,486	$147,841

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2023	211,939
2024	211,939
2025	206,055
2026	176,632
2027	176,632
Thereafter	824,289
Total	$1,807,486

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 5 – OTHER PAYABLES

Other payables consisted of the following:

	December 31,	December 31,
	2022	2021
Compensation payable to officer	951,506	715,506
Compensation and interest to related parties	$372,578	$327,033
Business taxes and other	1,065,979	841,622
Total Other Payables	$2,390,063	$1,884,161

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of December 31, 2022 and December 31, 2021 which is recorded as “Other Payables – Related Parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense years ended December 31, 2022 and 2021 was $13,546 and $13,546, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $372,578 and $327,033 as of December 31, 2022 and 2021, respectively.

The Company received advances totaling $0 and $1,183,414 and repaid $223,013 and $562,659 of the advances during the years ended December 31, 2022 and 2021, respectively from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,121,273 and $1,425,123 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of December 31, 2022 and 2021, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is now due July 9, 2023. Total interest expense related to the loan for the years ended December 31, 2022 and 2021 was $28,962 and $30,194, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying condensed consolidated balance sheet totaling $951,506 and $715,506 as of December 31, 2022 and 2021, respectively. As discussed more fully in Note 12, on September 9, 2021 an aggregate of $1,179,200 of compensation was converted into a total of 176,000 shares of common stock at the market price of $6.70 per share from the Company’s 2010 Long-Term Incentive Plan, as amended.

NOTE 7 – LINES OF CREDIT AND CONSTRUCTION LOAN FACILITY

Lines of Credit

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bears interest at a rate of 4.25% per annum. Advances on the line of credit are due two years from the date of the advance. A third party company has guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest expense under this facility for the years ended December 31, 2022 and 2021 was $12,063 and $44,629, respectively. The Company repaid the remaining RMB 5,900,000 and RMB 1,600,000 (approximately $0.85 and $0.23 million, respectively) during the year ended December 31, 2022 and 2021, respectively as per the repayment schedule in full satisfaction of the line of credit.

On June 30, 2020 the Company obtained a line of credit with Bank of Communications for an aggregate amount of RMB 8,500,000 (approximately $1.2 million), all of which has been advanced. The loan bears interest at the rate of 4.05% per annum. The line of credit is due in one year on the anniversary date of the line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. On June 21, 2021 the Company paid the balance in full. On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The Company paid all principal and interest on June 21, 2022 and on June 22, 2022 entered into a new loan for the same principal amount bearing interest at 4.17% and due December 21, 2022. On December 21, 2022 the Company repaid the loan in full and entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9%. The line of credit is payable in one year. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. The Company has RMB 3,500,000 (approximately $0.44 million) remaining to borrow on this line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2022 and 2021 was $53,283 and $54,294, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September, 2021 the Company repaid the line of credit in full. Also in September, 2021 the Company entered into a new line a credit in the amount of RMB 3,200,000 (approximately $0.8 million) on the same terms. The line of credit was due on September 2, 2022. The line of credit was paid in full on September 6, 2022. On September 9, 2022, the Company received a new line of credit in the same amount. The loan bears interest at a rate of 4.5% and is due on September 7, 2023. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2021 and 2020 was $21,528 and $22,258, respectively.

On July 12, 2021, the Company obtained a short-term loan of RMB 3 million (approximately US$460,000) from Haikou HaiHongXin microfinance Co., Ltd., with a monthly interest rate of 1.5%. The company paid off the loan in September 2021. Total interest paid on this loan was $0 and $16,051 for the years ended December 31, 2022 and 2021, respectively. This loan was guaranteed by Haikou Financing Guarantee Company.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit was paid in full on the due date of September 18, 2022. On September 30, 2022 the Company received a new line of credit in the same amount. The loan bears interest at the rate of 3.45% and is due September 28, 2023. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $54,923 and $15,582 for the years ended December 31, 2022 and 2021, respectively.

Principal payments required for the remaining terms of the lines of credit as of December 31, 2022 are as follows:

Year	Lines of Credit
2023	$2,440,915
$2,440,915

The Company obtained a construction loan facility from Bank of China, dated June 21, 2013, in the aggregate amount of RMB 80,000,000 (approximately $13 million). The loan facility was for an eight-year term, which commenced on July 11, 2013, the initial draw-down date. The proceeds of the loan were used for and are collateralized by the construction of the Company’s new production facility and the included production line equipment and machinery.  The interest rate was 5.39% during the year ended December 31, 2021. During the year ended December 31, 2021, the Company repaid all the remaining principal payments due under the loan in the amount of $2,325,039 (RMB 15,000,000).

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2022 and December 31, 2021 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On November 17, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note (the “Note”) to an institutional accredited investor Streeterville Capital, LLC (the “Investor”). The Note matures fifteen months after the purchase price of the Note is delivered from the Investor to the Company (the “Purchase Price Date”). The Note was due on February 17, 2023. The parties are in negotiation in extending the Note. No event of default has occurred as of the date herein. The Note has the original principal amount of $5,250,000 and Investor gave consideration of $5,000,000, reflecting original issue discount of $250,000. The transaction contemplated under the Agreement was closed on November 19, 2021 and the Company anticipates using the proceeds for general working capital purposes.

The Note was convertible into 350,000 shares of the Company’s common stock at a price of $15.00 per share through April 19, 2022. Thereafter, the Note is convertible into 175,000 shares at a price of $30.00 per share.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 881,143 shares based on the lowest volume weighted average price of $5.95817 on the inception date of November 19, 2021. As of December 31, 2022, the Note was convertible into 3,836,070 shares of common stock based on 85% of the lowest volume weighted average price of $0.9910 on that date.

The original issue discount of $250,000 was fully earned at the inception of the Note, and accordingly was recognized as interest expense in the accompanying statement of operations for the year ended December 31, 2021. Total interest expense for the years ended December 31, 2022 and 2021 was $250,314 and $279,979, respectively.

On March 21, 2022 the Investor delivered its notice of redemption for $100,000 of the Note at the lowest volume weighted average price of $3.113 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 32,123 shares of common stock to the Investor on March 23, 2022.

On March 30, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the price of $3.129, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 63,918 shares of common stock to the Investor on March 31, 2022.

On June 9, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the price of $1.98, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 101,010 shares of common stock to the Investor on June 13, 2022.

On August 3, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $1.755, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 113,960 shares of common stock to the Investor on August 4, 2022.

On October 17, 2022 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $1.12, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 89,286 shares of common stock to the Investor on October 18, 2022.

On December 1, 2022 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.829, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 120,627 shares of common stock to the Investor on December 2, 2022.

On December 5, 2022 the Investor delivered its notice of redemption for $310,000 of the Note and related interest at the conversion price of $0.829, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 373,945 shares of common stock to the Investor on December 6, 2022.

On December 13, 2022 the Investor delivered its notice of redemption for $90,000 of the Note and related interest at the conversion price of $0.91, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 98,901 shares of common stock to the Investor on December 14, 2022.

On December 14, 2022 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.829, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 180,905 shares of common stock to the Investor on December 15, 2022.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the years ended December 31, 2022 and 2021, operating lease cost was $78,092 and $92,085, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $82,015 and $98,845, respectively. As of December 31, 2022 and 2021, the Company reported operating lease right of use assets of $39,046 and $127,958, respectively and operating use liabilities of $40,445 and $85,282, respectively. As of December 31, 2022, its operating leases had a weighted average remaining lease term of 0.50 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended December 31:

2023	$41,007
Total undiscounted cash flows	41,007
Less: Imputed interest	(562)
40,445
Less: Operating lease liabilities, current portion	(40,445)
Operating lease liabilities, net of current portion	$-

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2022, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2019 through December 31, 2022 and the Chinese income tax return for the year ended December 31, 2022 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the years ended December 31, 2022 and 2021, respectively due to continued net losses of the Company.

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2022	2021
(Benefit) tax at statutory rate of 25%	$(973,717)	$(849,869)
Prior year refund received	-	-
Other, primarily the difference in U.S. tax rates	8,416	8,440
Change in valuation allowance	965,301	841,429
Income tax expense	$-	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Allowance for doubtful trade receivables	$4,184,882	$4,578,177
Allowance for doubtful other receivables	6,787	8,052
Inventory obsolescence reserve	34,921	137,549
Stock compensation	3,201	3,201
Expenses not deductible in current year	1,087,328	1,187,760
Advances for intangible assets impairment	9,782,172	10,685,714
Lease liability, net	349	376
PRC net operating loss carry forward	5,036,114	5,779,437
U.S. net operating loss carry forward	1,849,800	1,602,243
Total deferred income tax assets	21,985,554	23,982,509
Valuation allowance	(21,985,554)	(23,982,509)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$754,698	$824,407

As of December 31, 2022, the Company had net operating loss carryforwards for PRC tax purposes of approximately $20.1 million which are available to offset any future taxable income through 2026. Approximately $6.0 million of these carryforwards expired in December 2022. The Company also has net operating losses for United States federal income tax purposes of approximately $8.7 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $3.7 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2022 and 2021.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,985,554 and $23,982,509 as of December 31, 2022 and 2021, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds as of December 31, 2022 and 2021. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$13,784	$-	$13,784	$-
Total	$13,784	$-	$13,784	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2021	Level 1	Level 2	Level 3
Banker’s acceptance notes	$91,362	$-	$91,362	$-
Total	$91,362	$-	$91,362	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at December 31, 2022 and 2021.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 500,000 shares from 400,000 shares to 900,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated 2010 Long Term Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 500,000 shares from 900,000 to 1,400,000. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 1,400,000 shares of common stock. Through December 31, 2022, there were 490,000 shares of stock and stock options granted under the Plan.  A total of 66,500 options were outstanding as of December 31, 2022 under the Plan. As such, there are 910,000 additional shares available for issuance under the Plan.

On October 3, 2022 the Company issued 30,000 shares of common stock pursuant to a contract with a consultant to the Company for services. The Company recorded compensation expense totaling $42,000 based on the closing market price of its common stock of $1.40 per share on the issuance date. The contract also calls for the issuance of up to 90,000 additional shares of common stock contingent upon the achievement of certain milestones as described in the contract. At December 31, 2022 these milestones had not been met.

On October 4, 2022 the Company issued an option to purchase 60,000 shares of common stock at an exercise price at $5.60 per share, under the Plan to the same consultant in the preceding paragraph. The Option vests immediately and expires on October 3, 2027. The fair value of the options granted of $36,270 was calculated using the Black-Scholes option valuation model using the closing market price of $1.50 per share, volatility of 115.5%, risk free interest rate of 3.84% and an expected life of 2.5 years. The value was charged to general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2022.

On September 9, 2021 the Company issued an aggregate of 176,000 fully vested shares of common stock at the price of $6.70 per share, representing the closing market price on that date to its Chairperson, Chief Executive Officer and Interim Chief Financial Officer under the Plan, as amended, to partially offset certain unpaid cash compensation totaling $1,179,200.

Also on September 9, 2021 the Company issued an option to purchase 6,500 shares of common stock at an exercise price at $14.70 per share, under the Plan. The Option vests immediately and expires on September 9, 2024. The fair value of the options granted of $15,243 was calculated using the Black-Scholes option valuation model using the closing market price of $6.70 per share, volatility of 118.4%, risk free interest rate of 0.75% and an expected life of 1.5 years. The value was charged to general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2021.

On December 23, 2020 the Board approved the issuance of 200,000 shares of common stock from the Company’s 2010 Long-Term Incentive Plan, as amended for the partial conversion of unpaid compensation totaling $864,480 to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer.

As of December 31, 2022, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2022, no customer accounted for more than 10% of sales and three customers accounted for 52.9%, 11.4% and 10.4% of accounts receivable. Two suppliers accounted for 21.7% and 11.1% of raw material purchases, and three different products accounted for 29.2%, 27.3% and 12.5% of revenue.

For the year ended December 31, 2021, no customer accounted for more than 10% of sales and three customers accounted for 52.1%, 11.2% and 10.2% of accounts receivable. Three suppliers accounted for 24.8%, 12.7% and 11.8% of raw material purchases, and three different products accounted for 20.7%, 17.7% and 13.5% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - Although the outbreak of COVID-19 since the first quarter 2020 has been under control, and China has returned to normal production and social life in an orderly manner, China is still encountering frequent resurgences in many of the major cities. For now, these resurgences have not caused material impact to our daily operations. However, we cannot guarantee subsequent resurgence will not have any material effect on the operation of the Company.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 14 – SUBSEQUENT EVENTS

On January 5, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.763, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 196,592 shares of common stock to the Investor on January 6, 2023.

On January 18, 2023 the Investor delivered its notice of redemption for $250,000 of the Note and related interest at the conversion price of $0.763, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 327,654 shares of common stock to the Investor on January 19, 2023.

On March 2, 2023 the Investor delivered its notice of redemption for $250,000 of the Note and related interest at the conversion price of $0.575, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 434,783 shares of common stock to the Investor on March 9, 2023.

Effective March 6, 2023 the Company implemented a 1-for-10 reverse split of its common stock. The reverse stock split was approved by the Company’s Board of Directors through unanimous written consent and the Company’s stockholders at its Annual Meeting for the fiscal year ended on December 31, 2021, which was held on December 27, 2022. Upon the effectiveness of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Instead, any fractional shares that resulted from the split were rounded up to the next whole number. The reverse stock split affects all stockholders uniformly and does not alter any stockholder’s percentage interest in the Company’s outstanding common stock, except for adjustments that may result from the treatment of fractional shares. All share and per share amounts have been retroactively restated for the years ended December 31, 2022 and 2021.