Form 10-Q
period 2023-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2023-05-12
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, there were 9,737,666 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,166,947	$2,029,971
Banker’s acceptances	34,772	13,784
Trade accounts receivable, less allowance for doubtful accounts of $16,955,959 and $16,739,527, respectively	549,127	421,531
Other receivables, less allowance for doubtful accounts of $27,388 and $27,149, respectively	107,254	29,139
Advances to suppliers	359,580	444,637
Inventory	3,760,480	2,947,787
Prepaid expenses	102,774	77,697
Total Current Assets	6,080,934	5,964,546

Property, plant and equipment, net	9,429,590	9,973,065
Operating lease right of use asset	19,787	39,046
Intangible assets, net	1,825,929	1,807,486
TOTAL ASSETS	$17,356,240	$17,784,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$848,908	$667,082
Accrued expenses	113,750	404,807
Other payables	2,171,352	2,390,063
Advances from customers	136,681	520,295
Borrowings from related parties	2,497,437	2,475,840
Operating lease liability	20,617	40,445
Current portion of lines of credit	2,983,250	2,440,915
Convertible, redeemable note payable, net of issue discount	3,150,000	3,800,000
Total Current Liabilities	11,921,995	12,739,447
Non-current Liabilities:
Deferred tax liability	764,901	754,698
Total Liabilities	12,686,896	13,494,145
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 8,449,925 shares and 7,490,896 shares issued and outstanding, respectively	84,500	74,909
Additional paid-in capital	29,493,929	28,853,520
Retained deficit	(36,687,472)	(36,211,496)
Accumulated other comprehensive income	11,778,387	11,573,065
Total Stockholders’ Equity	4,669,344	4,289,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,356,240	$17,784,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Revenue	$1,960,290	$1,604,005
Cost of revenue	1,782,366	1,773,466

Gross profit (loss)	177,924	(169,461)

Operating expenses:
Selling expenses	144,432	179,561
General and administrative expenses	417,999	514,168
Research and development expenses	23,008	54,049
Bad debt benefit	(10,036)	(5,521)
Total operating expenses	575,403	742,257

Loss from operations	(397,479)	(911,718)

Other income (expense):
Interest income	948	6,655
Interest expense	(79,445)	(124,427)
Net other expense	(78,497)	(117,772)

Loss before income taxes	(475,976)	(1,029,490)
Income tax expense	-	-
Net loss	(475,976)	(1,029,490)
Other comprehensive income - foreign currency translation adjustment	205,322	51,649
Comprehensive loss	$(270,654)	$(977,841)
Loss per share:
Basic and diluted	$(0.06)	$(0.22)
Weighted average shares outstanding	8,078,786	4,736,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	4,733,956	47,340	25,645,367	(32,238,655)	12,563,829	6,017,881
Conversions of Note Payable to common stock	96,041	960	299,040		-	300,000
Net loss for the period	-	-	-	(1,029,490)	-	(1,029,490)
Foreign currency translation adjustment	-	-	-	-	51,649	51,649
Balance, March 31, 2022	4,829,997	48,300	25,944,407	(33,268,145)	12,615,478	5,340,040

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	7,490,896	74,909	28,853,520	(36,211,496)	11,573,065	4,289,998
Conversions of Note Payable to common stock	959,029	9,591	640,409		-	650,000
Net loss for the period	-	-	-	(475,976)	-	(475,976)
Foreign currency translation adjustment	-	-	-	-	205,322	205,322
Balance, March 31, 2023	8,449,925	84,500	29,493,929	(36,687,472)	11,778,387	4,669,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(475,976)	$(1,029,490)
Depreciation and amortization	679,882	713,557
Bad debt (benefit)	(10,036)	(5,521)
Inventory write off	-	10,164
Changes in assets and liabilities:
Trade accounts and other receivables	(434,306)	258,130
Advances to suppliers	91,388	-
Inventory	(552,686)	(447,745)
Trade accounts payable	100,539	(3,413)
Other payables and accrued expenses	(450,887)	(290,893)
Advances from customers	(392,021)	(74,814)
Prepaid expenses	(24,111)	(9,414)
Net Cash Used in Operating Activities	(1,468,214)	(879,439)

Cash Flows from Investing Activities:
Purchases of property and equipment	55,964	(1,391)
Net Cash Provided By (Used In) Investing Activities	55,964	(1,391)

Cash Flows from Financing Activities:
Payments of line of credit	-	(47,241)
Proceeds from lines of credit	511,125
Borrowings and interest from related party	7,112	7,669
Repayments to related party	-	(236,206)
Net Cash Provided By (Used In) Financing Activities	518,237	(275,778)

Effect of Exchange Rate Changes on Cash	30,989	12,358
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(863,024)	(1,144,250)
Cash and Cash Equivalents at Beginning of Period	2,029,971	4,859,060
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,166,947	$3,714,810

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,928	$218,232

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$243,750	$36,885
Inventory purchased with banker’s acceptances	222,875	114,471
Conversions of Note Payable to common stock	650,000	300,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash and cash equivalents of $1.2 million and an accumulated deficit of $36.7 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,142,870 as of March 31, 2023 to provide working capital and enable the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (“2022 Annual Report”).

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

The potentially dilutive common shares related to the convertible, redeemable note payable of 9,856,070 and 3,836,070 at March 31, 2023 and December 31, 2022 as discussed in Note 8, respectively, and the option to purchase 66,500 shares of common stock at March 31, 2023 and December 31, 2022 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	2,179,234	1,839,641
Work in process	319,059	557,146
Finished goods	1,262,187	551,000
Total Inventory	$3,760,480	$2,947,787

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Permit of land use	$409,895	$404,427
Building	9,518,398	9,391,433
Plant, machinery and equipment	28,138,831	27,780,585
Motor vehicle	405,617	438,138
Office equipment	313,023	308,847
Total	38,785,764	38,323,430
Less: accumulated depreciation	(29,356,174)	(28,350,365)
Property, plant and equipment, net	$9,429,590	$9,973,065

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $624,721 and $703,877 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA and the intellectual property acquired in November 2022 relative to the creation of an ophthalmic oxygen enriched atomization therapeutic instrument, which has a utility model patent (the “Utility Model Patent”) and applied for an invention patent (the “Invention Patent”) . The Company did not obtain NMPA production approval for any new medical formulas during the three months ended March 31, 2023 and 2022 and no costs were reclassified from advances to intangible assets during the three months ended March 31, 2023 and 2022, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $55,161 and $9,680 for the three months ended March 31, 2023 and 2022, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

The Company will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the above mentioned Invention Patent. There were no service fees paid for the three months ended March 31, 2023 and 2022, respectively.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2023 and 2022.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and an Invention Patent as follows:

	March 31,	December 31,
	2023	2022
Gross carrying amount	$6,692,217	$6,554,628
Accumulated amortization	(4,866,288)	(4,747,142)
Net carrying amount	$1,825,929	$1,807,486

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	March 31,	December 31,
	2023	2022
Compensation payable to officer	$955,506	$951,506
Compensation and interest to related parties	363,964	372,578
Business taxes and other	851,882	1,065,979
Total Other Payables	$2,171,352	$2,390,063

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of March 31, 2023 and December 31, 2022 which is recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended March 31, 2023 and 2022 was $3,387 and $3,387, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $363,964 and $372,578 as of March 31, 2023 and December 31, 2022, respectively.

The Company had previously received advances from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,142,870 and $1,121,273 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2023. Total interest expense related to the loan for the three months ended March 31, 2023 and 2022 was $7,112 and $7,669, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $955,506 and $951,506 as of March 31, 2023 and December 31, 2022, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

NOTE 7 –LINES OF CREDIT

On June 25, 2021 the Company entered into a new loan bearing an interest rate of 4.17%. The Company paid all principal and interest on June 21, 2022 and on June 22, 2022 entered into a loan for the same principal amount bearing interest at 4.17% and due December 21, 2022. On December 21, 2022 the Company repaid the loan in full and entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9%. The line of credit is payable on December 20, 2023. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended March 31, 2023 and 2022 was $6,254 and $13,954, respectively.

In September 2021, the Company entered into a line of credit in the amount of RMB 3,200,000 (approximately $0.8 million). The loan bears interest at the rate of 4.50% per annum. The line of credit was paid in full on September 6, 2022. On September 9, 2022, the Company received a new line of credit in the same amount. The loan bears interest at a rate of 4.5% and is due on September 7, 2023. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended March 31, 2023 and 2022 was $5,257 and $5,669, respectively.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit was paid in full on the due date of September 18, 2022. On September 30, 2022 the Company received a new line of credit in the same amount. The loan bears interest at the rate of 3.45% and is due September 28, 2023. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest for the three months ended March 31, 2023 and 2022 was $12,596 and $15,157, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of March 31, 2023 are as follows:

Year	Lines of Credit
2023	$2,983,250
$2,983,250

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of March 31, 2023 and December 31, 2022 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On November 17, 2021, the Company entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued an unsecured convertible promissory note (the “Note”) to an institutional accredited investor Streeterville Capital, LLC (the “Investor”). The transaction contemplated under the Agreement was closed on November 19, 2021. The Note matured on February 17, 2023. On April 13, 2023 the Company entered into an Amendment (the “Amendment”) with the Investor which extended the maturity date of the Note to May 19, 2024 as further discussed in Note 14.

The Note was originally convertible into 350,000 shares of the Company’s common stock at a price of $15.00 per share through April 19, 2022. Thereafter, the Note was convertible into 175,000 shares at a price of $30.00 per share.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date upon three trading days’ notice, in cash or converting into shares of the Company’s common stock, at a price equal to 85% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 881,143 shares based on the lowest volume weighted average price of $5.95817 on the inception date of November 19, 2021. As of March 31, 2023, the Note was convertible into 9,856,070 shares of common stock based on 85% of the lowest volume weighted average price of $0.376 on that date.

Total interest expense for the three months ended March 31, 2023 and 2022 was $46,018 and $67,686, respectively.

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

Subsequent to March 31, 2023 the Investor delivered additional notices of redemption as discussed in Note 14.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended March 31, 2023 and 2022, operating lease cost was $19,787 and $22,195, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $20,781 and $23,327, respectively. As of March 31, 2023 and December 31, 2022, the Company reported operating lease right of use assets of $19,787 and $39,096, respectively and operating use liabilities of $20,617 and $40,445, respectively. As of March 31, 2023, its operating leases had a weighted average remaining lease term of 0.25 years and a weighted average discount rate of 4.75%.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended March 31:

2023	$20,781
Total undiscounted cash flows	20,781
Less: Imputed interest	(164)
20,617
Less: Operating lease liabilities, current portion	(20,617)
Operating lease liabilities, net of current portion	$-

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2022, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2018 through December 31, 2022 and the Chinese income tax return for the year ended December 31, 2022 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the three months ended March 31, 2023 and 2022, respectively due to continued net losses of the Company.

As of March 31, 2023, the Company had net operating loss carryforwards for PRC tax purposes of approximately $20.6 million which are available to offset any future taxable income through 2028. Approximately $3.5 million of these carryforwards will expire in December 2023. The Company also has net operating losses for United States federal income tax purposes of approximately $9.1 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $4.0 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2023 and December 31, 2022.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22,364,780 and $21,985,554 as of March 31, 2023 and December 31, 2022, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at March 31, 2023 and December 31, 2022. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	March 31,	Reporting Date Using
Description	2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$34,772	$-	$34,772	$-
Total	$34,772	$-	$34,772	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$13,784	$-	$13,784	$-
Total	$13,784	$-	$13,784	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at March 31, 2023 and December 31, 2022.

Effective March 6, 2023 the Company implemented a 1-for-10 reverse split of its common stock. The reverse stock split was approved by the Company’s Board of Directors through unanimous written consent and the Company’s stockholders at its Annual Meeting for the fiscal year ended on December 31, 2021, which was held on December 27, 2022. Upon the effectiveness of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Instead, any fractional shares that resulted from the split were rounded up to the next whole number. The reverse stock split affects all stockholders uniformly and does not alter any stockholder’s percentage interest in the Company’s outstanding common stock, except for adjustments that may result from the treatment of fractional shares. All share and per share amounts have been retroactively restated for all periods presented in the accompanying unaudited condensed consolidated financial statements.

2023 Share Issuances

On January 5, 2023 the Investor as discussed in Note 8 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.763, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 196,592 shares of common stock to the Investor on January 6, 2023.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

On January 18, 2023 the Investor as discussed in Note 8 delivered its notice of redemption for $250,000 of the Note and related interest at the conversion price of $0.763, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 327,654 shares of common stock to the Investor on January 19, 2023.

On March 2, 2023 the Investor as discussed in Note 8 delivered its notice of redemption for $250,000 of the Note and related interest at the conversion price of $0.575, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 434,783 shares of common stock to the Investor on March 9, 2023.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 500,000 shares from 400,000 shares to 900,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated 2010 Long Term Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 500,000 shares from 900,000 to 1,400,000. The Plan gave the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 1,400,000 shares of common stock. Through December 31, 2022, there were 490,000 shares of stock and stock options granted under the Plan.  A total of 66,500 options were outstanding as of March 31, 2023 under the Plan. As such, there are 910,000 additional shares available for issuance under the Plan.

As of March 31, 2023, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the three months ended March 31, 2023, no customer accounted for more than 10% of sales and three customers accounted for 52.6%, 11.3% and 10.3% of accounts receivable. Three suppliers accounted for 25.2%, 15.7% and 11.4% of raw material purchases, and three different products accounted for 22.0%, 20.7% and 12.7% of revenue.

For the three months ended March 31, 2022, no customer accounted for more than 10% of sales and three customers accounted for 53.0%, 11.4% and 10.4% of accounts receivable. Two suppliers accounted for 29.2% and 28.4% of raw material purchases, and three different products accounted for 32.5%, 29.4% and 12.7% of revenue.

Nature of Operations

Impact from the New Coronavirus Global Pandemic (“COVID-19”) - Although the outbreak of COVID-19 since the first quarter 2020 has been under control, and China has returned to normal production and social life in an orderly manner, China is still encountering resurgences in its major cities. For now, these resurgences have not caused material impact to our daily operations, However, we cannot ensure that any future resurgence will not cause substantial influence onto our business. If that happens, any disruption or delay of the Company’s suppliers or customers in the future would likely impact its sales and operating results.

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

THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

In addition, all of the Company’s revenue is denominated in the PRC’s currency of Renminbi (RMB), which must be converted into other currencies before remittance out of the PRC. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require approval of the PRC government.

NOTE 14 – SUBSEQUENT EVENTS

On April 13, 2023 the Company entered into an Amendment (the “Amendment”) with the Investor which extended the maturity date of the Convertible Note Payable as discussed in Note 8 to May 19, 2024. As consideration for the extension, the Company agreed to an extension fee of $65,639, representing 2.0% of the balance of the Note and accrued interest on the date of the Amendment. The amount was satisfied by increasing the Note balance by the amount of the extension fee. The Company will record this as additional interest expense during the second quarter of 2023. In addition, the Company decreased the price at which the Investor can convert the balance from 85% to 82% of the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, and assumed an additional obligation to redeem a portion of the outstanding balance of the Note monthly or be subject to additional penalty fees.

On April 7, 2023 the Investor discussed in Note 8 delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $0.2808, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 712,250 shares of common stock to the Investor on April 13, 2023.

On May 1, 2023 the Investor discussed in Note 8 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2644, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 567,322 shares of common stock to the Investor on May 4, 2023.

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

China’s consistency evaluation of generic drugs continues to proceed in 2023. We have always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including us, has been making slow progresses in terms of the consistency evaluation. We have submitted application documents to NMPA at the end of 2021, and passed the clinical verification of one drug by NMPA in June 2022. We had completed the supplementary documents as required by the NMPA in early November 2022. We had completed the registration inspection and quality standard review by the Institute for Drug Control in February 2023, and are currently undergoing technical review and waiting for on-site verification.

We have taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. Since “4 + 7” (refers to 11 selected pilot cities, including 4 municipalities and 7 other cities) trial Centralized Procurement (“CP”) activities were initiated in 2018, eight rounds of CP activities have been carried out as of March 31, 2023, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, we need to balance at least the two factors above (namely, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP) before making decisions for any products.

In addition, we continue to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry will reach RMB 16 trillion (approximately 2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, we launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. We also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. As Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been more and more popular due to increasing demand. We have sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which meets the personal needs for protection against the epidemic outbreak. Thanks to the green channel provided by Hainan Medical Products Administration, we received the Registration Certificate of N95 medical protective mask at the fastest speed by the end of 2022, when the infection of COVID-19 had surged in China.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Results of Operations for the three months ended March 31, 2023

Revenue

Revenue increased by 22.2% to $2.0 million for the three months ended March 31, 2023, as compared to $1.6 million for the three months ended March 31, 2022. This increase was mainly due to the recovery of the market, which became active after China eased its pandemic control policies at the end of 2022.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Net	%
Product Category	2023	2022	Change	Change
CNS Cerebral & Cardio Vascular	0.40	0.28	0.12	43%
Anti-Viral / Infection & Respiratory	1.01	1.05	-0.04	-4%
Digestive Diseases	0.20	0.06	0.14	233%
Other	0.36	0.21	0.15	71%

The most significant revenue increase in terms of dollar amount was in our “Other” product category, which generated $0.36 million in sales revenue in the three months ended March 31, 2023 compared to $0.21 million for the same period a year ago, an increase of $0.15 million. This increase was mainly due to the increase in sales of masks. With Chinese government officially terminated its zero-case policy at the end of 2022, the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks have been more and more popular.

Our “Digestive Diseases” product category sales increased by $0.14 million to $0.20 million in the three months ended March 31, 2023 from $0.06 million for the same period in 2022, which was mainly due to the increase in sales of Omeprazole that was caused by market volatility.

Sales under “CNS Cerebral & Cardio Vascular” product category generated $0.40 million in sales revenue in the three months ended March 31, 2023 compared to $0.28 million for the same period a year ago, which is an increase of $0.12 million. This increase was mainly due to the increase in sales of Candesartan, which was caused by market volatility.

Our “Anti-Viral / Infection & Respiratory” product category generated $1.01 million of sales in the three months ended March 31, 2023, compared to $1.05 million in the same period in 2022. This decrease was mainly due to foreign currency exchange rate volatility.

	Three Months Ended March 31,
Product Category	2023	2022
CNS Cerebral & Cardio Vascular	21%	18%
Anti-Viral/ Infection & Respiratory	51%	65%
Digestive Diseases	10%	4%
Other	18%	13%

For the three months ended March 31, 2023, revenue breakdown by product category showed certain changes to that of the same period in 2022. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 51% and 65% of total sales in the three months ended March 31, 2023 and 2022, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 21% and 18% of total revenue in the three months ended March 31, 2023 and 2022, respectively. The “Other” product category represented 18% and 13% of revenues in the three months ended March 31, 2023 and 2022, respectively. The “Digestive Diseases” product category represented 10% and 4% of total revenue in the three months ended March 31, 2023 and 2022, respectively.

Cost of Revenue

For the three months ended March 31, 2023, our cost of revenue was $1.8 million, or 90.9% of total revenue, while cost of revenue was $1.8 million, or 110.6% of total revenue, for the same period in 2022. The decrease in the proportion of cost to revenue in this quarter was mainly due to the fact that the amount of fixed cost stayed flat while the revenue increased.

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended March 31, 2023 was $0.2 million, as compared to gross loss of $0.2 million during the same period in 2022. For the three months ended March 31, 2023, we had a gross profit margin of 9.1% as compared to a gross loss margin of 10.6% during the same period in 2022.

Selling Expenses

Our selling expenses for the three months ended March 31, 2023 and 2022 were $0.14 million and $0.18 million, respectively. Selling expenses accounted for 7.4% of the total revenue for the three months ended March 31, 2023, as compared to 11.2% during the same period in 2022. As a result of the adjustment of many policies of healthcare reformation, we had reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were $0.42 million and $0.51 million for the three months ended March 31, 2023 and 2022, respectively. It accounted for 21.3% and 32.1% of our total revenues in the three months ended March 31, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2023 were $0.02 million, as compared to $0.05 million in the same period in 2022. Research and development expenses accounted for 1.2% and 3.4% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Bad Debt Benefit

Our bad debt benefit for the three months ended March 31, 2023 were $10,036, as compared to $5,521 for the same period in 2022. This change was mainly due to the accelerated rate of receipts of accounts receivable aged within two years of the current period.

In general, our normal customer credit or payment terms are 180 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.02 million and $0.03 million as of March 31, 2023 and December 31, 2022, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
1 - 180 Days	3.06%	2.08%
180 - 360 Days	0.08%	0.10%
360 - 720 Days	0.08%	0.20%
> 720 Days	96.78%	97.62%
Total	100.00%	100.00%

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $17.0 million and $16.7 million as of March 31, 2023 and December 31, 2022, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Balance, Beginning of Period	$16,739,527	$18,312,707
Bad debt expense (benefit)	(10,036)	(5,521)
Foreign currency translation adjustment	226,468	77,456
Balance, End of Period	$16,955,959	$18,384,642

Loss from Operations

Our operating loss for the three months ended March 31, 2023 was $0.4 million, compared to an operating loss of $0.9 million during the same period in 2022.

Net Interest Expense

Net interest expense for the three months ended March 31, 2023 was $0.08 million, as compared to $0.12 million for the same period in 2022.

Net Loss

Net Loss for the three months ended March 31, 2023 was $0.5 million, as compared to a net loss of $1.0 million for the same period a year ago. The decrease in net loss was mainly the result of increased revenue in this period.

Loss per basic and diluted common share were $0.06 for the three months ended March 31, 2023 and $0.22 for the same period in 2022.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 8,078,786 and 4,736,811 for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the Convertible Note Payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of March 31, 2023, the aggregated advance from our CEO was $1,142,870 for use in operations. Our cash and cash equivalents were $1.2 million, representing 6.7% of our total assets, as of March 31, 2023, as compared to $2.0 million, representing 11.4% of our total assets as of December 31, 2022. All of the $1.2 million of cash and cash equivalents as of March 31, 2023 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit in details described under Note 7 to its unaudited condensed consolidated financial statements contained in this report which is incorporated by reference herein.

The Company issued a convertible note to an institutional accredited investor as disclosed in Note 8 to the condensed consolidated financial statements contained in this report which is incorporated by reference herein.

Although the Company obtained additional lines of credit in 2022, there can be no assurance that the Company will be able to achieve its future strategic goal to accelerate the launch of nutrition products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital in 2022, there can be no assurances that this will be the case in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $1.5 million for the three months ended March 31, 2023, compared to net cash of $0.9 million used by operating activities in the same period in 2022.

As of March 31, 2023, our net accounts receivable was $0.5 million, compared to $0.4 million as of December 31, 2022.

Total inventory was $3.8 million and $2.9 million as of March 31, 2023 and December 31, 2022, respectively.

Investing Activities

There was $55,964 used under investing activities during the three months ended March 31, 2023, compared to $1,391 generated for the same period in 2022.

Financing Activities

Cash flow provided by financing activities was $0.52 million in the three months ended March 31, 2023; compared to cash flow used in financing activities of $0.28 million cash used in the same period 2022.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2023 and December 31, 2022, Helpson’s net assets totaled $(199,000) And $(190,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of March 31, 2023 and December 31, 2022, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at March 31, 2023 and December 31, 2022.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 12, 2023	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1	Amendment to Convertible Promissory Note dated April 13, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 20, 2023).

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

104-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)