Form 10-Q
period 2023-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2023-11-13
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 32,951,673 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,369,871	$2,029,971
Banker’s acceptances	-	13,784
Trade accounts receivable, less allowance for doubtful accounts of $16,214,032 and $16,739,527, respectively	368,227	421,531
Other receivables, less allowance for doubtful accounts of $26,452 and $27,149, respectively	28,929	29,139
Advances to suppliers	4,759	444,637
Inventory	3,767,014	2,947,787
Prepaid expenses	268,498	77,697
Total Current Assets	5,807,298	5,964,546

Property, plant and equipment, net	7,768,497	9,973,065
Operating lease right of use asset	134,205	39,046
Intangible assets, net	1,642,357	1,807,486
TOTAL ASSETS	$15,352,357	$17,784,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$831,298	$667,082
Accrued expenses	119,669	404,807
Other payables	1,992,535	2,390,063
Advances from customers	172,110	520,295
Borrowings from related parties	1,109,453	2,475,840
Operating lease liability	76,000	40,445
Current portion of lines of credit	1,016,741	2,440,915
Convertible, redeemable note payable, net of issue discount	1,740,000	3,800,000
Total Current Liabilities	7,057,806	12,739,447
Non-current Liabilities:
Operating lease liability, net of current portion	58,794	-
Lines of credit, net of current portion	1,392,797	-
Deferred tax liability	732,078	754,698
Total Liabilities	9,241,475	13,494,145
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 28,723,624 shares and 7,490,896 shares issued and outstanding, respectively	104,773	74,909
Additional paid-in capital	32,738,108	28,853,520
Retained deficit	(38,058,101)	(36,211,496)
Accumulated other comprehensive income	11,326,102	11,573,065
Total Stockholders’ Equity	6,110,882	4,289,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,352,357	$17,784,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$1,803,461	$1,965,931	$4,861,613	$5,183,092
Cost of revenue	2,036,651	2,103,687	5,063,540	5,719,690

Gross profit (loss)	(233,190)	(137,756)	(201,927)	(536,598)

Operating expenses:
Selling expenses	206,524	259,376	520,776	705,388
General and administrative expenses	246,267	276,611	776,299	1,063,835
Research and development expenses	45,773	88,747	92,528	157,859
Bad debt expense (benefit)	(18,212)	(73,836)	(24,201)	(83,715)
Total operating expenses	480,352	550,898	1,365,402	1,843,367

Loss from operations	(713,542)	(688,654)	(1,567,329)	(2,379,965)

Other income (expense):
Interest income	2,182	1,857	4,072	9,752
Interest expense	(66,240)	(103,976)	(283,348)	(338,444)
Net other expense	(64,058)	(102,119)	(279,276)	(328,692)

Loss before income taxes	(777,600)	(790,773)	(1,846,605)	(2,708,657)
Income tax expense	-	-	-	-
Net loss	(777,600)	(790,773)	(1,846,605)	(2,708,657)
Other comprehensive (loss) income - foreign currency translation adjustment	(6)	(598,986)	(246,963)	(1,174,295)
Comprehensive loss	$(777,606)	$(1,389,759)	$(2,093,568)	$(3,882,952)
Loss per share:
Basic and diluted	$(0.06)	$(0.16)	$(0.18)	$(0.56)
Weighted average shares outstanding	13,216,345	5,002,851	10,422,589	4,863,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2022	4,733,956	$47,340	$25,645,367	$(32,238,655)	$12,563,829	$6,017,881
Conversions of Note Payable to common stock	96,041	960	299,040	-	-	300,000
Net loss for the period	-	-	-	(1,029,490)	-	(1,029,490)
Foreign currency translation adjustment	-	-	-	-	51,649	51,649
Balance, March 31, 2022	4,829,997	48,300	25,944,407	(33,268,145)	12,615,478	5,340,040
Conversions of Note Payable to common stock	101,010	1,010	198,990	-	-	200,000
Net loss for the period	-	-	-	(888,394)	-	(888,394)
Foreign currency translation adjustment	-	-	-	-	(626,958)	(626,958)
Balance, June 30, 2022	4,931,007	49,310	26,143,397	(34,156,539)	11,988,520	4,024,688
Conversions of Note Payable to common stock	113,960	1,140	198,860			200,000
Net loss for the period				(790,773)		(790,773)
Foreign currency translation adjustment					(598,986)	(598,986)
Balance, September 30, 2022	5,044,967	$50,450	$26,342,257	$(34,947,312)	$11,389,534	$2,834,929

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	7,490,896	$74,909	$28,853,520	$(36,211,496)	$11,573,065	$4,289,998
Conversions of Note Payable to common stock	959,029	9,591	640,409		-	650,000
Net loss for the period	-	-	-	(475,976)	-	(475,976)
Foreign currency translation adjustment	-	-	-	-	205,322	205,322
Balance, March 31, 2023	8,449,925	84,500	29,493,929	(36,687,472)	11,778,387	4,669,344
Conversions of Note Payable to common stock	2,974,707	2,974	797,026	-	-	800,000
Net loss for the period	-	-	-	(593,029)	-	(593,029)
Foreign currency translation adjustment	-	-	-	-	(523,687)	(523,687)
Balance, June 30, 2023	11,424,632	87,474	30,290,955	(37,280,501)	11,254,700	4,352,628
Conversions of Note Payable to common stock	3,541,929	3,542	606,458			610,000
Conversion of related party note and interest	13,757,063	13,757	1,840,695			1,854,452
Net loss for the period				(777,600)		(777,600)
Foreign currency translation adjustment					71,402	71,402
	28,723,624	$104,773	$32,738,108	$(38,058,101)	$11,326,102	$6,110,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,846,605)	$(2,708,657)
Depreciation and amortization	2,057,818	2,061,108
Bad debt (benefit) expense	(24,201)	(83,715)
Loss on disposal of property, plant & equipment	45,592	-
Changes in assets and liabilities:
Trade accounts and other receivables	(573,763)	(62,908)
Advances to suppliers	436,582	(8,394)
Inventory	(275,717)	496,202
Trade accounts payable	204,123	(426,219)
Other payables and accrued expenses	(163,108)	(112,149)
Advances from customers	(340,412)	(112,362)
Prepaid expenses	(197,672)	(37,045)
Net Cash Used in Operating Activities	(677,363)	(994,139)

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,990)	(429,232)
Net Cash Used in Investing Activities	(6,990)	(429,232)

Cash Flows from Financing Activities:
Payments of line of credit	(456,176)	(893,019)
Proceeds from lines of credit	498,943	-
Borrowings and interest from related party	-	22,114
Repayments to related party	-	(227,039)
Net Cash (Used In) Provided By Financing Activities	42,767	(1,097,944)

Effect of Exchange Rate Changes on Cash	(18,514)	(251,447)
Net decrease in Cash, Cash Equivalents and Restricted Cash	(660,100)	(2,772,762)
Cash and Cash Equivalents at Beginning of Period	2,029,971	4,859,060
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,369,871	$2,086,298

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$192,548	$113,392

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$421,458	$355,778
Inventory purchased with banker’s acceptances	351,463	375,798
Conversions of Note Payable to common stock	2,060,000	700,000
Right of use assets	158,926	-
Conversion of related party note and interest to common stock	1,854,542	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2023, the Company had cash and cash equivalents of $1.4 million and an accumulated deficit of $38.1 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer (“Chairperson Li”) has advanced an aggregate of $1,109,453 as of September 30, 2023 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

Accounting Estimates – The methodology used to prepare the Company’s financial statements is in conformity with U.S. GAAP, which requires the management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

The Company uses the same accounting policies in preparing its quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

Loss Per Share – Basic loss per share is calculated by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding, excluding unvested stock. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares, including unvested stock, had been issued and if the additional common shares were dilutive.

The potentially dilutive common shares related to the convertible, redeemable note payable of 14,627,372 and 3,836,070 at September 30, 2023 and December 31, 2022 as discussed in Note 8, respectively, and the option to purchase 66,500 shares of common stock at September 30, 2023 and December 31, 2022 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

NOTE 2 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	1,878,310	1,839,641
Work in process	676,885	557,146
Finished goods	1,211,819	551,000
Total Inventory	$3,767,014	$2,947,787

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Permit of land use	$392,305	$404,427
Building	9,109,944	9,391,433
Plant, machinery and equipment	26,936,505	27,780,585
Motor vehicle	299,590	438,138
Office equipment	383,482	308,847
Total	37,121,826	38,323,430
Less: accumulated depreciation	(29,353,329)	(28,350,365)
Property, plant and equipment, net	$7,768,497	$9,973,065

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $630,579 and $655,386 for the three months ended September 30, 2023 and 2022, respectively and $1,896,279 and $2,033,194 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA and the intellectual property acquired in November 2022 from Chengdu Bonier Medical Technology Development Co., Ltd (“Bonier”). On November 28, 2022, Helpson entered into a Technology Transfer Contract (the “Bonier Agreement”) with Bonier regarding a technical invention and creation of an ophthalmic oxygen enriched atomization therapeutic instrument, pursuant to which Helpson has been granted a utility model patent (the “Utility Model Patent”) and applied for an invention patent (the “Invention Patent”). No costs were reclassified from advances to intangible assets during the nine months ended September 30, 2023 and 2022, respectively. On August 9, 2023, the Company obtained the “Drug Supplementary Application Approval Notice” from the NMPA for the indicating that the Company’s Candesartan tablets have passed the quality and efficacy consistency evaluation of generic drugs.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $52,514 and $8,951 for the three months ended September 30, 2023 and 2022, respectively and $161,538 and $27,914 for the nine months ended September 30, 2023 and 2022, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

Based on the Bonier Agreement, Helpson will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the Invention Patent. There were no service fees paid for the three and nine months ended September 30, 2023 and 2022, respectively.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three and nine months ended September 30, 2023 and 2022.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and an Invention Patent as follows:

	September 30,	December 31,
	2023	2022
Gross carrying amount	$6,405,040	$6,554,628
Accumulated amortization	(4,762,683)	(4,747,142)
Net carrying amount	$1,642,357	$1,807,486

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	September 30,	December 31,
	2023	2022
Compensation payable to officer	$963,506	$951,506
Compensation and interest to related parties	8,000	372,578
Business taxes and other	1,021,029	1,065,979
Total Other Payables	$1,992,535	$2,390,063

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $0 and $1,354,567 as of September 30, 2023 and December 31, 2022, respectively, which is recorded as “Borrowings from related parties” on the accompanying unaudited interim condensed consolidated balance sheets. The advances bear interest at a rate of 1.0% per year.  Total interest expense for each of the three months ended September 30, 2023 and 2022 was $0 and $3,387, respectively and $6,773 and $10,159 for the nine months ended September 30, 2023 and 2022, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying unaudited interim condensed consolidated balance sheet totaling $8,000 and $372,578 as of September 30, 2023 and December 31, 2022, respectively. On August 23, 2023, the director entered into a certain debt transfer agreement with Chairperson Li, pursuant to which the rights to collect the $1,354,567 loan payment and $499,975 of related interest and compensation was assigned to Chairperson Li. On September 28, 2023, Chairperson Li entered into a certain loan settlement agreement, pursuant to which both parties agreed to convert the aggregate amount of $1,854,452 owed by the Company into 13,757,063 shares of restricted common stock of the Company. Such issuance was completed on September 29, 2023.

The Company had previously received advances from Chairperson Li. Total amounts owed were $1,109,453 and $1,121,273 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2024. Total interest expense related to the loan for the three months ended September 30, 2023 and 2022 was $6,942 and $7,731, respectively and $20,827 and $22,114 for the nine months ended September 30, 2023 and 2022, respectively. Compensation payable to Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $963,506 and $951,506 as of September 30, 2023 and December 31, 2022, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

NOTE 7 – LINES OF CREDIT

On June 25, 2021 the Company entered into a new loan with Bank of Communications bearing an interest rate of 4.17%. The Company paid all principal and interest on June 21, 2022 and on June 22, 2022 entered into a loan for the same principal amount bearing interest at 4.17% and due December 21, 2022. On December 21, 2022 the Company repaid the loan in full and entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9%. The line of credit is payable on December 20, 2023. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended September 30, 2023 and 2022 was $10,164 and $12,759, respectively and $26,848 and $40,684 for the nine months ended September 30, 2023 and 2022, respectively.

In September 2021, the Company entered into a line of credit with China CITIC Bank in the amount of RMB 3,200,000 (approximately $0.8 million). The loan bears interest at the rate of 4.50% per annum. The line of credit was paid in full on September 6, 2022. On September 9, 2022, the Company received a new line of credit in the same amount. The loan bears interest at a rate of 4.5% and is due on September 7, 2023. In addition, Chairperson Li personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest for the three months ended September 30, 2023 and 2022 was $4,243 and $5,178, respectively and $14,750 and $16,407 for the nine months ended September 30, 2023 and 2022, respectively. On September 7, 2023 the loan was repaid in full.

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.4 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit was paid in full on the due date of September 18, 2022. On September 30, 2022 the Company received a new line of credit in the same amount. The loan bears interest at the rate of 3.45% and is due September 28, 2023. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, Chairperson Li personally guaranteed the new line of credit. Total interest for the three months ended September 30, 2023 and 2022 was $12,398 and $13,400, respectively and $37,569 and $30,021 for the nine months ended September 30, 2023 and 2022, respectively. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. The loan is due on September 24, 2026.

Principal payments required for the remaining terms of the loan facility and lines of credit as of September 30, 2023 are as follows:

Year	Lines of Credit
2023	$1,016,741
2024	-
2025	-
2026	1,392,796
$2,409,538

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of September 30, 2023 and December 31, 2022 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

The Note was originally convertible into 350,000 shares of China Pharma’s common stock at a price of $15.00 per share through April 19, 2022. Thereafter, the Note was convertible into 175,000 shares at a price of $30.00 per share. As of September 30, 2023 the Note is convertible into 58,000 shares of common stock.

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date, as defined in the Note, upon three trading days’ notice, in cash or converting into shares of China Pharma’s common stock, at a price equal to 82% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 881,143 shares based on the lowest volume weighted average price of $5.95817 on the inception date of November 19, 2021. As of September 30, 2023, the Note was redeemable into 14,627,372 shares of common stock based on 82% of the lowest volume weighted average price of $0.1399 on that date.

Total interest expense for the three months ended September 30, 2023 and 2022 was $52,859 and $61,508, respectively and $184,130 and $192,779 for the nine months ended September 30, 2023 and 2022, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

On August 9, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2143, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 699,953 shares of common stock to the Investor on August 11, 2023.

On August 21, 2023 the Investor delivered its notice of redemption for $245,000 of the Note and related interest at the conversion price of $0.2143, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,143,257 shares of common stock to the Investor on August 22, 2023.

On September 1, 2023, the Investor delivered its notice of redemption for $140,000 of the Note and related interest at the conversion price of $0.1332, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,051,051 shares of common stock to the Investor on September 6, 2023.

On September 12, 2023, the Investor delivered its notice of redemption for $75,000 of the Note and related interest at the conversion price of $0.1158, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 647,668 shares of common stock to the Investor on September 13, 2023.

Subsequent to September 30, 2023 the Investor delivered additional notices of redemption as discussed in Note 14.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

NOTE 9 – LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended September 30, 2023 and 2022, operating lease cost was $19,413 and $19,101, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $20,142 and $20,060, respectively. For the nine months ended September 30, 2023 and 2022, operating lease cost was $57,048 and $40,519, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $59,667 and $42,554, respectively. As of September 30, 2023 and December 31, 2022, the Company reported operating lease right of use assets of $134,205 and $39,046, respectively and operating use liabilities of $134,794 and $40,445, respectively. As of September 30, 2023, its operating leases had a weighted average remaining lease term of 1.75 years and a weighted average discount rate of 3.55%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended September 30:

2024	$79,557
2025	59,667
Total undiscounted cash flows	139,224
Less: Imputed interest	(4,430)
134,794
Less: Operating lease liabilities, current portion	(76,000)
Operating lease liabilities, net of current portion	$58,794

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

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the three and nine months ended September 30, 2023 and 2022, respectively due to continued net losses of the Company.

As of September 30, 2023, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $20.8 million which are available to offset any future taxable income through 2028. Approximately $3.3 million of these carryforwards will expire in December 2023. The Company also has net operating losses for United States federal income tax purposes of approximately $9.4 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $4.3 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2023 and December 31, 2022.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,812,226 and $21,985,554 as of September 30, 2023 and December 31, 2022, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at September 30, 2023 and December 31, 2022. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

Fair Value Measurements at
Reporting Date Using
Description	September 30, 2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$13,784	$-	$13,784	$-
Total	$13,784	$-	$13,784	$-

NOTE 12 – STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at September 30, 2023 and December 31, 2022.

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

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

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

On August 9, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2143, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 699,953 shares of common stock to the Investor on August 11, 2023.

On August 21, 2023 the Investor delivered its notice of redemption for $245,000 of the Note and related interest at the conversion price of $0.2143, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,143,257 shares of common stock to the Investor on August 22, 2023.

On September 1, 2023 the Investor delivered its notice of redemption for $1400,000 of the Note and related interest at the conversion price of $0.1332, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,051,051 shares of common stock to the Investor on September 6, 2023.

On September 12, 2023 the Investor delivered its notice of redemption for $75,000 of the Note and related interest at the conversion price of $0.1158, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 647,668 shares of common stock to the Investor on September 13, 2023.

On September 28, 2023 the Company issued 13,757,063 shares of common stock upon conversion of certain amounts owed to Chairperson Li pursuant to a certain loan settlement agreement as discussed in Note 6.

2010 Incentive Plan

On November 12, 2010, China Pharma’s Board adopted the 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 500,000 shares from 400,000 shares to 900,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated 2010 Long Term Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 500,000 shares from 900,000 to 1,400,000. The Plan gave China Pharma the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of China Pharma and/or its subsidiaries. The Plan currently allows for equity awards of up to 1,400,000 shares of common stock. Through September 30, 2023, there were 490,000 shares of stock and stock options granted under the Plan.  A total of 66,500 options were outstanding as of September 30, 2023 under the Plan. As such, there are 910,000 additional shares available for issuance under the Plan.

As of September 30, 2023, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the nine months ended September 30, 2023, no customer accounted for greater than 10.0% of sales and three customers accounted for 53.1%, 11.5% and 10.4% of accounts receivable. Two suppliers accounted for 13.4% and 10.4% of raw material purchases, and four different products accounted for 20.9%, 19.4%, 18.2% and 10.5% of revenue.

For the nine months ended September 30, 2022, one customer accounted for 10.2% of sales and three customers accounted for 52.8%, 11.4% and 10.4% of accounts receivable. Three suppliers accounted for 24.1%, 12.6% and 10.8% of raw material purchases, and four different products accounted for 25.5%, 25.0%, 14.9% and 11.2% of revenue.

Nature of Operations

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

NOTE 14 – SUBSEQUENT EVENTS

On October 6, 2023 the Investor discussed in Note 8 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1092, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 915,750 shares of common stock to the Investor on October 9, 2023.

On October 12, 2023 the Investor discussed in Note 8 delivered its notice of redemption for $115,000 of the Note and related interest at the conversion price of $0.1026, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,120,857 shares of common stock to the Investor on October 17, 2023.

On October 17, 2023 the Investor discussed in Note 8 delivered its notice of redemption for $115,000 of the Note and related interest at the conversion price of $0.1026, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,120,857 shares of common stock to the Investor on October 17, 2023.

On November 6, 2023 the Investor discussed in Note 8 delivered its notice of redemption for $80,000 of the Note and related interest at the conversion price of $0.0753, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 1,062,216 shares of common stock to the Investor on November 7, 2023.

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

Helpson has taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. In 2018, relevant Chinese authorities decided to implement trial Centralized Procurement (“CP”) activities in 11 selected pilot cities (including 4 municipalities and 7 other cities), since then, nine rounds of CP activities have been carried out as of November 6, 2023, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, Helpson needs to balance at least the two factors above (namely, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP) before making decisions for any products.

In addition, we continue to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry will reach RMB 16 trillion (approximately $2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products, and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, we launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. We also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. As Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been more and more popular due to increasing demand. Helpson has sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which meets the personal needs for protection against the epidemic outbreak. Thanks to the green channel provided by Hainan Medical Products Administration, Helpson received the Registration Certificate of N95 medical protective mask at the fastest speed by the end of 2022, when the infection of COVID-19 had surged in China.

We will continue to optimize our product structure and actively respond to the current health needs of human beings.

Results of operations for the three months ended September 30, 2023

Revenue

Revenue was $1.8 million for the three months ended September 30, 2023, as compared to $2.0 million in the same period 2022.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Net	%
Product Category	2023	2022	Change	Change
CNS Cerebral & Cardio Vascular	0.37	0.51	-0.14	-27%
Anti-Viral/ Infection & Respiratory	0.63	1.03	-0.40	-39%
Digestive Diseases	0.65	0.12	0.53	442%
Other	0.15	0.30	-0.15	-50%

Our “Digestive Diseases” product category generated $0.65 million in the three months ended September 30, 2023, as compared to 0.12 million in the same period last year, which represented an increase of $0.53 million. This increase was mainly due to the increase in sales of Omeprazole due to market fluctuation.

The revenue of our “Anti-Viral/ Infection & Respiratory” product category was $0.63 million in the three months ended September 30, 2023, as compared to 1.03 million in the same period last year, which represented a decrease of $0.40 million. This decrease was mainly due to the decrease in sales of Roxithromycin Dispersible Tablet because of the increasing negative impact from the implementation of centralized procurement.

Our “CNS Cerebral & Cardio Vascular” product category generated $0.37 million in sales revenue in the three months ended September 30, 2023 compared to $0.51 million for the same period last year, which represented a decrease of $0.14 million. This decrease was mainly due to the decrease in sales of Ozagrel Sodium for Injection due to market fluctuation.

“Others” product category generated $0.15 million in sales revenue in the three months ended September 30, 2023 compared to $0.30 million for the same period last year, which represented a decrease of $0.15 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection due to market volatility.

	Three Months Ended September 30,
Product Category	2023	2022
CNS Cerebral & Cardio Vascular	21%	26%
Anti-Viral/ Infection & Respiratory	35%	53%
Digestive Diseases	36%	6%
Other	8%	15%

For the three months ended September 30, 2023, revenue breakdown by product category showed certain changes to that of the same period in 2022. Sales of the “CNS Cerebral & Cardio Vascular” product category represented 21% and 26% of total revenue in the three months ended September 30, 2023 and 2022, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 35% and 53% of total sales in the three months ended September 30, 2023 and 2022, respectively. The “Digestive Diseases” product category represented 36% and 6% of total revenue in the three months ended September 30, 2023 and 2022, respectively. The “Other” product category represented 8% and 15% of revenues in the three months ended September 30, 2023 and 2022, respectively.

Cost of Revenue

For the three months ended September 30, 2023, our cost of revenue was $2.0 million, or 113% of total revenue, comparing to $2.1 million, or 104% of total revenue, for the same period in 2022. The increase in cost of revenues in the three months ended September 30, 2023 was mainly because that the cost of the product portfolios sold in this quarter is higher than that in the same period last year.

Gross loss and Gross Loss Margin

Gross loss for the three months ended September 30, 2023 was $0.23 million, as compared to $0.14 million during the same period in 2022. Our gross loss margin in the three months ended September 30, 2023 was 13% as compared to 7% during the same period in 2022.

Selling Expenses

Our selling expenses for the three months ended September 30, 2023 and 2022 were $0.21 million and $0.26 million, respectively. Selling expenses accounted for 11.5% of the total revenue in the three months ended September 30, 2023, as compared to 13.2% during the same period in 2022.

General and Administrative Expenses

Our general and administrative expenses were $0.24 million and $0.28 million for the three months ended September 30, 2023 and 2022, respectively. General and administrative expenses accounted for 13.7% and 14.1% of our total revenues in the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2023 were $0.05 million, as compared to $0.09 million in the same period in 2022. Research and development expenses accounted for 2.5% and 4.5% of our total revenues in the three months ended September 30, 2023 and 2022, respectively. These expenditures were mainly used for the consistency evaluations of our existing products.

Bad Debt Benefit

Our bad debt benefit for the three months ended September 30, 2023 was $18,212, as compared to $73,836 for the same period in 2022.

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was both $0.03 million as of September 30, 2023 and December 31, 2022, respectively.

The following tables illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable, respective gross accounts receivables as well as the allocated allowance for doubtful accounts as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
1 - 180 Days	2.0%	2.1%
180 - 360 Days	0.2%	0.1%
360 - 720 Days	0.1%	0.2%
> 720 Days	97.7%	97.6%
Total	100.0%	100.0%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023
1-180 Days	391,046.24	338,269.45	-	0
180-360 Days	26,662.04	30,128.66	2,666.20	3,012.87
360-720 Days	21,628.33	11,782.56	15,139.83	8,247.79
Over 720 Days	16,721,720.98	16,202,771.13	16,721,720.98	16,202,771.13
Total	17,161,057.58	16,582,951.80	16,739,527.01	16,216,031.79

Since the fourth quarter of 2018, our bad debt allowance estimate has been updated to a policy which requires no allowance of accounts receivable recognized that is within 180 days old, 10% of accounts receivable that is between 180 days and 360 days old, 70% of accounts receivable that is between 360 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old.

Our allowance for doubtful accounts as a percentage of accounts receivable was 97.8% and 97.4% as of September 30, 2023 and 2022, respectively. The increase of 0.2% is due to a higher percentage of accounts receivable over 720 days old.

We conduct analysis and review on accounts receivables for customers on a specific, per-customer basis in the fourth fiscal quarter of each fiscal year. For customers (i) whose business license has been cancelled or expired; (ii) whose key business certificates such as GSP (Good Supply Practice) license have been invalid or revoked; (iii) who have no ability to continue operations, or (iv) who are encountering other issues that lead to accounts receivable unrecoverable, the receivable will be written-off as per the resolution of our Board of Directors.

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and, when the current allowance is lower than that of the previous period, we recognize a bad debt benefit for the difference. The allowance for doubtful accounts was $16.2 million as of September 30, 2023 and $16.7 million as of December 31, 2022. The changes in the allowances for doubtful accounts during the three months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,
	2023	2022
Balance, Beginning of Period	$16,125,255	$17,384,884
Bad debt expense (benefit)	(18,212)	(73,836)
Foreign currency translation adjustment	106,989	(881,932)
Balance, End of Period	$16,214,032	$16,429,116

Our bad debt benefit for the three months ended September 30, 2023 was $18,212, as compared to $73,836 for the same period last year.

Loss from Operations

Our operating loss for the three months ended September 30, 2023 and 2022 was both $0.7 million.

Net Interest Expense

Net interest expense was $0.06 million for the three months ended September 30, 2023 and $0.10 million for the same period in 2022.

Net Loss

Net loss was both $0.8 million for the three months ended September 30, 2023 and 2022, respectively.

Loss per basic and diluted common share was $0.06 for the three months ended September 30, 2023, as compared to $0.16 for the three months ended September 30, 2022.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 13,216,345 for the three months ended September 30, 2023, and 5,002,851 for the three months ended September 30, 2022.

Results of operations for the nine months ended September 30, 2023

Revenue

Revenue was $4.9 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Set forth below are our revenues by product category in millions (USD) for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Net	%
Product Category	2023	2022	Change	Change
CNS Cerebral & Cardio Vascular	1.12	1.35	-0.23	-17%
Anti-Viral/ Infection & Respiratory	2.11	2.77	-0.66	-24%
Digestive Diseases	1.02	0.29	0.73	252%
Other	0.62	0.77	-0.15	-19%

Sales in our “Digestive Diseases” product category generated $1.02 million in the nine months ended September 30, 2023, as compared to $0.29 million in the nine months ended September 30, 2022. This increase was mainly due to the increase in sales of Omeprazole due to market fluctuation.

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $2.11 million in sales revenue in the nine months ended September 30, 2023 compared to $2.77 million in the same period last year, a decrease of $0.66 million. This decrease was mainly due to sales decrease of Roxithromycin Dispersible Tablet because of the lower need in the third quarter due to the significant hoarding of drugs in the first quarter of 2023.

Our “CNS Cerebral & Cardio Vascular” product category generated $1.12 million in sales revenue in the nine months ended September 30, 2023, compared to $1.35 million in the same period last year, which represented a decrease of $0.23 million that was mainly caused by decrease in sales of Ozagrel Sodium for Injection.

Sales in “Other” product category generated $0.62 and $0.77 million in sales revenue in the nine months ended September 30, 2023 and 2022, respectively. The decrease was mainly caused by the decrease in sales of Vitamin B6 for Injection due to market volatility.

	Nine Months Ended September 30,
Product Category	2023	2022
CNS Cerebral & Cardio Vascular	23%	26%
Anti-Viral/ Infection & Respiratory	43%	53%
Digestive Diseases	21%	6%
Other	13%	15%

For the nine months ended September 30, 2023, revenue breakdown by product category showed certain changes to that of the same period in 2022. Sales in the “CNS Cerebral & Cardio Vascular” category represented 23% and 26% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 43% and 53% of total sales for the nine months ended September 30, 2023 and 2022, respectively. The “Digestive Diseases” category represented 21% and 6% of total revenue for the nine months ended September 30, 2023 and 2022. And the “Other” category represented 13% and 15% of revenues for the nine months ended September 30, 2023 and 2022, respectively.

Cost of Revenue

For the nine months ended September 30, 2023, our cost of revenue was $5.1 million, or 104.2% of total revenue, comparing to $5.7 million, or 110.4% of total revenue, for the same period in 2022.

Gross Loss and Gross Loss Margin

Gross loss for the nine months ended September 30, 2023 was $0.2 million, compared to $0.5 million in the same period in 2022. Our gross loss margin in the nine months ended September 30, 2023 was 4.2% compared to 10.4% in the same period in 2022.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2023 and 2022 were $0.5 million and $0.7 million, respectively. Selling expenses accounted for 10.7% of the total revenue in the nine months ended September 30, 2023 compared to 13.6% in the same period in 2022.

General and Administrative Expenses

Our general and administrative expenses were $0.78 million for the nine months ended September 30, 2023, as compared to $1.06 million in the same period in 2022. Our general and administrative expenses accounted for 16.0% and 20.5% of our total revenues in the nine months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2023 and 2022 were $0.09 million and $0.16 million, respectively, representing a decrease of $0.07 million compared to the same period of last year.

Bad Debt Benefit

Our bad debt benefit was $24,201 for the nine months ended September 30, 2023, and $83,715 for the nine months ended September 30, 2022.

The changes in the allowances for doubtful accounts during the nine months ended September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Balance, Beginning of Period	$16,739,527	$18,312,707
Bad debt expense (benefit)	(24,201)	(83,715)
Foreign currency translation adjustment	(501,294)	(1,799,876)
Balance, End of Period	$16,214,032	$16,429,116

Our bad debt benefit for the nine months ended September 30, 2023 was $24,201, as compared to $83,715 for the same period last year.

Loss from Operations

Our operating loss for the nine months ended September 30, 2023 was $1.6 million, compared to $2.4 million in the same period in 2022.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2023 was $0.28 million, compared to $0.33 million for the same period in 2022.

Net Loss

Net loss for the nine months ended September 30, 2023 was $1.8 million, as compared to net loss of $2.7 million for the nine months ended September 30, 2022. The decrease in net loss for the nine months ended September 30, 2023 was mainly due to the decrease in cost and expenses. For the nine months ended September 30, 2023, loss per basic and diluted common share was $0.18, compared to loss per basic and diluted common share of $0.56 for the nine months ended September 30, 2022.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 10,422,589 for the nine months ended September 30, 2023, and 4,863,818 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the Convertible Note Payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of September 30, 2023, the aggregated advance from our CEO was $1,109,453 for use in operations. Our cash and cash equivalents were $1.37 million, representing 8.9% of our total assets, as of September 30, 2023, as compared to $2.03 million, representing 11.4% of our total assets as of December 31, 2022. All of the $1.37 million of cash and cash equivalents as of September 30, 2023 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson, and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Although the Company obtained additional lines of credit in 2023, there can be no assurance that the Company will be able to achieve its future strategic goal to accelerate the launch of nutrition products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital in 2023, there can be no assurances that this will be the case in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.68 million for the nine months ended September 30, 2023, compared to $0.99 million in the same period in 2022.

As of September 30, 2023, our net accounts receivable was $0.4 million, remained flat to $0.4 million as of December 31, 2022.

Total inventory was $3.8 million and $2.9 million as of September 30, 2023 and December 31, 2022, respectively.

Investing Activities

There was $6,990 used in investing activities during the nine months ended September 30, 2023, compared to $429,232 for the same period in 2022.

Financing Activities

Cash flow provided by financing activities was $0.04 million in the nine months ended September 30, 2023; compared to cash flow used in financing activities of $1.10 million for the same period in 2022.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2023 and December 31, 2022, Helpson’s net assets totaled (1,732,000) and $(190,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of September 30, 2023 and December 31, 2022, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at September 30, 2023 and December 31, 2022. There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 30, 2023. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 13 2023	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2023	By:	/s/ Zhilin Li
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