Form 10-K
period 2023-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2024-04-01
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,896,941 as of June 30, 2023, based on the closing price of $1.7055 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 24, 2024, was 14,816,865.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2023

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

ii

PART I

ITEM 1. BUSINESS.

Overview

China Pharma Holdings Inc. (the “Company”, “China Pharma”, “we”, “us”, or “our”) is a Nevada holding company. China Pharma is not a Chinese operating company and all the operations are all conducted by our wholly owned subsidiary, Hainan Helpson Medical and Biotechnology Co., Ltd. (“Helpson”) and its subsidiaries in China. We, through Helpson, are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of the operations are conducted in the PRC, where the manufacturing facilities are located. Helpson manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of Helpson’s pharmaceutical products are sold on a prescription basis and all of them have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA) based upon demonstrated safety and efficacy.

As of December 31, 2023, China Pharma, through Helpson, manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

●	Basic generic drugs, which are common drugs in the PRC for which there is a very large market demand;

●	First-to-market generic drugs, which are generic drugs that are new to the PRC marketplace; or

●	Modern Traditional Chinese Medicines (“TCMs”), which are generally comprised of non-synthetic, plant-based medicinal compounds that have been widely used in the PRC for thousands of years. We apply modern production techniques to produce pharmaceutical products in different formulations, such as tablets, capsules or powders.

In selecting generic drugs to develop and manufacture, we consider several factors, including the number of other manufacturers currently producing the particular drug, the size of the market for that drug, the proposed or required method of distribution, the existing and expected pricing for that particular drug in the marketplace, the costs of manufacturing the drug, and the costs of acquiring or developing the formula for the drug. We believe that generic drugs we have always been selecting to manufacture have large addressable markets and higher profit margins relative to other generic drugs manufactured and distributed in the PRC.

In addition, China Pharma, through Helpson, manufactured comprehensive healthcare products and protective products.

China Pharma, through Helpson, currently own and operate two production facilities in Haikou, Hainan Province, PRC. One has a construction area of 663.94 square meters, the other factory has two buildings with production area of 20,282.42 square meters and 6,593.20 square meters. We implement quality control procedures in this facility in compliance with the PRC’s Good Manufacturing Practices, or GMP standards, and applicable NMPA regulations to ensure consistent quality in our products.

The NMPA promulgated Good Manufacturing Practices for Pharmaceutical Products (2010 revised version) on February 12, 2011 (effective as of March 1, 2011) (the “Year 2011 GMP Standards”). The Year 2011 GMP Standards outlines the basic principles and standards for the manufacturing of pharmaceutical products and the management of quality controls in the pharmaceutical products manufacturing industry in the PRC. All of Helpson’s production lines: tablets, capsules, dry powder, liquid injectables, solid oral solution Cephalosporins (specifically designated), are in full compliance with the Year 2011 GMP Standards. A newly revised Drug Administration Law (the “New Law”) came into effect on December 1, 2019. The New Law cancelled the GMP certification but impose the pilot inspection mechanism in the event that if any production line(s) does not satisfy any pilot inspection under the New Law, the production on such production line(s) could be suspended. As of the date of this annual report, Helpson’s production lines are in full compliance with the New Law.

Helpson markets and sells its products through 16 sales offices covering all major cities and provinces in the PRC. To comply with applicable Chinese laws relating to sales of prescription drugs to certain hospitals and clinics, Helpson also uses a distribution system comprised of over 1,000 independent provincial-level, city-level, and county-level distributors. Helpson’s sales system has further developed and expanded with the expansion of Chinese healthcare reform, and its 16 provincial offices deliver the products to basic health care institutions as well as tier two and tier three hospitals through the above mentioned distributors.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

According to the relevant data of the pharmaceutical manufacturing industry released by the National Bureau of Statistics of the People’s Republic of China (“NBS”), as of the first half of 2023, the cumulative value of the operating revenue of the pharmaceutical manufacturing industry in China was RMB1,250 billion, down 2.9% from the same period last year; the accumulated value of profit was RMB179 billion, down 17.1% from the same period last year.

While fully enjoying the expansion of the industry out of rigid demand, the development of the pharmaceutical industry is also under the pressure of medical insurance fee control. According to the data of NBS, the proportion of China’s population over the age of 65 has reached 15.4% by the end of 2023. With the gradual deepening of population aging, the demand continues to be strong, but the ensuing medical insurance pressure has also become the main theme of industrial policy changes in recent years.

On one hand, more and more people use medical insurance funds; on the other hand, fewer and fewer people pay premiums. Under this circumstance, population aging has become one of the main factors aggravating the imbalance of medical insurance fund. According to the latest Statistical Bulletin on the Development of National Medical Insurance in 2022 issued by NBS, the number of people participating in national basic medical insurance reached 1.35 billion in 2022, and the participation rate remained stable at more than 95%. According to the national medical security plan for the 14th five-year-plan issued by the General Office of the State Council of China on September 29, 2021, personal health expenditure only occupied 27.7% of the total health expenditure in 2020, and it is expected to remain to be at around 27% by 2025. This means that the vast majority of medical and health expenditure is being borne by the government and society. Under the background of medical insurance adjustment, domestic drug sales have also experienced great changes. The use of adjuvant drugs has gradually fallen out of favor, giving up the share of medical insurance funds for specialized drugs and tumor drugs with more clinical efficacy. Under such policies, pharmaceutical enterprises have to carry out innovation and transform, and the overall environment of deepening medical reform has greatly reduced the profits of generic pharmaceutical enterprises in China.

China National Healthcare Security Administration (“NHSA”) has gradually promoted volume-based procurement for the entire national market, therefore, pharmaceutical manufacturers have greatly reduced the price in order to win the bid. Since 2018, the National Medical Insurance Bureau of China (“NMIB”) has organized nine batches of national organized drug procurement, including a total of 374 drugs, with an average price reduction of over 50%. The ninth batch of China’s state-organized centralized drug procurement was announced in Shanghai on November 6, 2023, of which 41 drugs were successfully purchased, and the average price of selected drugs was reduced by 58%. The collection covers infections, tumors, cardiovascular and cerebrovascular diseases, gastrointestinal diseases, mental diseases and other common diseases, chronic drugs, as well as emergency drugs, drugs in short supply and other key drugs to improve the sense of gain of the masses. The National Medical Insurance Bureau is working with relevant departments to guide selected enterprises in the implementation of the marketing of the selected products, and in March 2024, patients across the country have been able to purchase products selected in the ninth batch with reduced price.

We also have observed the continuous improvement in medical demand and consumption level in recent years, and the value of high-quality medicine with innovation and consumption attributes has become prominent. In addition, in February 2023, the Implementation Plan of the Major Project for the Revitalization and Development of Traditional Chinese Medicine issued by The General Office of the State Council of China made it clear that traditional Chinese medicine will become an important supporting force for the construction of a healthy China. In the future, with the advancement of medical insurance and centralized procurement policies, TCM treatment and conditioning will be favored by more patients. The market size of TCM has been rising year by year, reaching RMB 697 billion in 2022, an increase of 2.63% year-on-year.

Impact from the New Coronavirus Global Pandemic (“COVID-19”)

As the epidemic has entered the era of JN1 mutant, its infectivity has been further enhanced, but its pathogenicity has been significantly weakened. In addition, vaccination has been popularized and prevention and control experience has been accumulated. Some countries around the world have significantly loosed the epidemic prevention and control, and moved to a new stage of coexistence with the virus. Recently, China’s epidemic prevention and control guidance has also been continuously optimized, which includes the end of zero-case policy.

From December 25, 2022, the China’s National Health Commission of China will no longer release daily epidemic information. On December 26, 2022, the National Health Commission issued the Plan for “Class B disease and Class B Control” of COVID-19 Infection (the “Plan”). The Plan clearly points out that the “COVID-19 infection” will be adjusted from “Class B disease and Class A Control” to “Class B disease and Class B Control” from January 8, 2023, which is a major adjustment of China’s COVID-19 epidemic prevention and control policy. At the same time, the Plan points out that quarantine infectious disease management measures will no longer be taken for people and goods entering the country. This means that China’s prevention and control will focus on “protecting health and preventing severe diseases” to minimize the impact of the epidemic on economic and social development.

On May 5, 2023, the World Health Organization announced that the COVID-19 epidemic would no longer constitute a “public health emergency of international concern”.

Intercompany activities between the holding company and our subsidiaries

As of the date of this report, none of our subsidiaries has distributed any dividends to China Pharma, nor has China Pharma distributed any dividends to the investors. The Company currently has no intention to distribute earnings to the shareholders and investors. The tables below present cash flow transfer between China Pharma and Helpson, through China Pharma’s wholly owned subsidiary Onny Investment Limited (“Onny”) for the year ended December 31, 2023 and 2022. The Company’s management understands that there is no tax consequences for cash flow transfers between China Pharma and Helpson through Onny.

For the year ended December 31, 2023
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Helpson (via Onny)	China Pharma	30,000	For the payment of the agent service fees of China Pharma

For the year ended December 31, 2022
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	China Pharma (via Onny)	Helpson	1,300,000	For Helpson’s operations

Our cash management policy basically is to allocate the cash resources based on the needs and projection of each subsidiary within the Company. Although the purpose of all transfers needs to be business operation-related, there is no strict limitation on how much cash can be transferred, because the Company treats all subsidiaries as a whole group under the Company’s policy of the fund transfer. The cash transfer is requested when needed and approved by authorized persons based on the amount of cash transfer.

Consistency Evaluation for Generic Drugs

According to the disclosure of the State Drug Administration of China in May 2022: China’s modern pharmaceutical industry started relatively late, and drug production is dominated by imitation. More than 95% of the drugs approved for marketing are generic drugs, covering nearly 30 treatment fields such as cardio-cerebrovascular system, respiratory system, anti-tumor, anti-infection, etc., which basically satisfy public drug demand. A total of 916 supplementary application acceptance numbers passed the consistency evaluation, and 1,803 new registration classification generic drug market application acceptance numbers were deemed to have passed the consistency evaluation in 2023.

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

The Drug Evaluation Center of the National Medical Products Administration issued the “Guidelines for Acceptance and Review of Quality and Efficacy Consistency Evaluation of Generic Drugs (Draft for Soliciting Opinions)” (the “Guideline”) in September 2023, which reiterated that within three years after the first product passed the consistency evaluation, they will not accept applications from other pharmaceutical manufacturers for consistency evaluation of the same product.

Helpson has actively promoted the consistency evaluation process of several important products in 2023; and its flagship product, Candesartan, has passed the evaluation of consistency in August 2023.

The PRC Legal System

Legal and Operational Risks Associated with Having the Majority of the Company’s Operations in China

The PRC legal system is based on written statutes. The laws, regulations and legal requirements of China are relatively new and are often changing, and their interpretation and enforcement depend to a large extent on relevant government policy and involve significant uncertainties that could limit the reliability of the legal protections available to us. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

In addition, the enforcement of laws and regulations in China can change quickly with little advance notice. In 2021, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. Any action by the Chinese government to exert more oversight and control over foreign investment in China-based companies could result in a material change in our operation, cause the value of our ordinary shares to significantly decline or become worthless, and significantly limit, or completely hinder our ability to offer or continue to offer our ordinary shares to investors and cause the value of such securities to significantly decline or be worthless.

We cannot predict the effects of future developments in government policy or the PRC legal system in general. We may be required in the future to procure additional permits, authorizations and approvals for our existing and future operations, which may not be obtainable in a timely fashion or at all, or may involve substantial costs and unforeseen risks. An inability to obtain, or the incurrence of substantial costs in obtaining, such permits, authorizations and approvals may have a material adverse effect on our business, financial condition and results of operations.

CSRC Filing Requirements and Cybersecurity Review

As China Pharma is already publicly listed in the U.S., the Trial Measures (as defined below) do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. In addition, we believe that we are not subject to cybersecurity review, since we (i) are not network platform operators engaging in data processing activities that affect or may affect national security; (ii) are not critical information infrastructure operators purchasing cyber products or services that affect or may affect national security; (iii) are not network platform operators with personal information data of more than one million users and do not need to obtain any permission or approval from the CAC in accordance with the New Measures for Cyber Security Review. See “Risk Factor - We are not required to submit an application to CSRC pursuant to the M&A Rules, nor are we subject to the cybersecurity review. However, based on the recent promulgation of the Trial Measures, which became effective on March 31, 2023, we may be required to complete the filing requirements when we have re-financing or any additional offerings in future” for more details.

Permissions and Approvals for business operation

As of the date of this report, the Company and Helpson have obtained all the required permissions and approvals from PRC authorities and have never been denied any applications. Helpson has never failed to receive or maintain any permissions or approvals, nor were they rejected any such applications. However, the PRC regulatory authorities may in the future promulgate laws, regulations, or implementing rules that require us, or Helpson, to obtain additional permissions or approvals to operate business. Upon that time, we cannot assure we are able to receive such additional permissions and approvals on time. If we do not receive or maintain the approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, and these risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

The PRC’s Medical Insurance System

National Healthcare Security Administration (“NHSA”) issued the Statistical Bulletin on the Development of National Medical Security in 2022 (the “Bulletin”) on July 11, 2023. The Bulletin showed the total income of the national basic medical insurance (including maternity insurance) fund was RMB3.09 trillion in 2022, which represented an increase of 7.6% over the previous year. According to the Bulletin, 1.35 billion people had participated in the national basic medical insurance (hereinafter referred to as the basic medical insurance) by the end of 2022, and the participation rate was stable at more than 95%.

China’s medical insurance system reform has gone through a long process. At present, it has gradually realized a comprehensive and multi-level medical insurance system. After 2018, the establishment of the NHSA opened the prelude to a new stage of reform, and the rules and procedures of the adjustment of the medical insurance catalogue and the national medical insurance negotiation have been gradually improved. After six rounds of adjustment, the NHSA has added a total of 744 drugs to the medical insurance catalog, including 446 newly negotiated ones, covering all 31 treatment areas in the catalog. The monitoring of some sample hospitals by the Chinese Pharmaceutical Association shows that from 2018 to 2022, The proportion of medical insurance drug consumption amount to the total drug consumption amount of sample hospitals increased to 86.7%.

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

On June 29, 2023, the NHSA published the “2023 National Basic medical insurance, work-related injury insurance and maternity insurance drug catalogue adjustment work plan”. In this annual catalogue adjustment, a total of 126 drugs have been added to the national medical insurance drug catalogue, and 1 drug has been deleted from the catalogue. 143 off-list drugs were negotiated or bid, of which 121 drugs were successfully negotiated or bid, the negotiation success rate was 84.6%, and the average price reduction was 61.7%, and the condition were basically similar to 2022. After this round of adjustment, the total number of drugs in the national medical insurance drug list reached 3,088, including 1,698 Western medicines and 1,390 Chinese patent medicine, and 892 kinds of TCM prepared in ready-to-use forms.

National medical insurance negotiation: In 2015, China first proposed the general idea of centralized and classified drug procurement, and the drug price negotiation was also started. The negotiation for the pilot procurement led by the National Health and Family Planning Commission was launched at the end of the same year, which also provided practical experience for the subsequent national health insurance negotiation. After the establishment of the NHSA in 2018, the NHSA will formulate and implement the rules of the medical insurance catalog access negotiation. Up to now, seven rounds of national medical insurance negotiations have been completed

The 2023 Version of The Medical Insurance Catalogue has officially been implemented from January 1, 2024, superimposing negotiated price cuts and medical insurance reimbursement factors, and the adjustment is expected to reduce the burden on patients by more than RMB40 billion in the coming two years.

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

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. With China’s per capita GDP exceeding US$12,700 in 2023, consumption structure upgrade, and the establishment of a high-quality health care system has become one of the most important tasks. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. We launched several epidemic prevention products such as medical masks, surgical masks, KN95 masks, and N95 masks, and wash-free sanitizers since the outbreak of COVID-19 at year end 2019. In addition, we continue to explore comprehensive healthcare market after the launch of Noni enzymes in 2018. China has entered a post epidemic era with the end of the dynamic zero-COVID policy since December 2022, and the burden of being protected from the COVID and other epidemics has fallen on each individuals, which we believe will boost the sales of Helpson’s products.

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

Expanding Our Distribution Network to Increase Market Penetration. We intend to expand Helpson’s reach beyond its current 16 offices in the PRC to drive additional growth of the existing and future products. We currently contract with over 1,000 distributors in the PRC and plan to expand on these relationships to target new markets. We will continue our conservative sales strategy of increased cooperation with customers with reliable accounts receivable collection performance. In addition, we plan to continue to broaden our marketing efforts outside of major cities in the PRC and to increase our market penetration in cities and rural areas where we already have a presence. Over the long term, we also intend to expand our presence beyond the PRC to international markets by working with international pharmaceutical companies to cross-sell our products.

Explore CDMO services. Since the State Council of China issued The Pilot Scheme of Drug Marketing License Holder System in 2016, Helpson has been actively exploring the CDMO market, especially in the field of high-end manufacturing. Helpson will focus on developing CDMO of pharmaceutical preparations required in the whole life cycle from preclinical, clinical trials, scale-up manufacturing to drug marketing and make full use of its more than two decades of whole process experience in China’s pharmaceutical industry to engage in pharmaceutical formula research, development, NMPA production application, industrialization and commercialization. Helpson strives to achieve internal and external coordination and complement each other’s resources and advantages.

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

Products

Helpson currently has a product portfolio of 22 products, including 19 pharmaceutical products that address a wide variety of diseases and medical indications, and the remaining are comprehensive healthcare and protective products. All of its pharmaceutical products have demonstrated safety and efficacy in clinical trials sufficient to obtain approval by the NMPA and are sold on a prescription basis. The following table summarizes the approved indications for our marketed products and the year in which each of such products was first marketed to our customers.

		Year of
		Commercial
Product	Indication	Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Acute thrombotic cerebral infarction and dyskinesia associated with cerebral infarction	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Andrographolide	Detoxification, antibacterial and anti-inflammatory. For sore throat caused by upper respiratory tract infection	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and PseudophedrineHydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

Comprehensive Healthcare and Protective Products

Noni Enzyme	natural, healthy and nutritionrich a natural, healthy and nutrition-rich food supplement	2018

Sanitizer	75% alcohol wash-free sanitizer	2020

Masks	KN95 Particulate Respirator, Disposable Medical Mask, Particle Filtering Mask, N95 Medical Protective Mask	2020 to 2023

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,		Net
Product Category	2023	2022	Change	% Change
CNS Cerebral & Cardio Vascular	1.62	1.70	-0.08	-5%
Anti-Viral/ Infection & Respiratory	3.57	4.94	-1.37	-28%
Digestive Diseases	1.09	0.41	0.68	166%
Other	0.73	1.06	-0.33	-31%

Due to the nature of the pharmaceutical industry, Helpson continually strives to change our product portfolio to respond to changes in market demand. Based on a foundation established by a number of our widely-recognized prescription products, such as Cefaclor and Roxithromycin, Helpson has launched and will continue to launch a variety of pharmaceuticals. The core criteria for Helpson’s selection of potential pipeline products is strong market demand, proven efficacy, and safety. In an effort to gain an advantage in the marketplace, Helpson often seeks to improve the production process of the new generic products Helpson elects to manufacture or to improve the quality of a proposed product to increase its efficacy.

Helpson also adjusts the delivery systems and marketing for each of our products based on the product’s target patient group. We believe that maintaining a variety of delivery systems (e.g. tablets, capsules, injectables and dry powders) for certain of its products targeted at different groups enhances its competitive position in the marketplace. As a result, its sales and marketing personnel work closely with management and the research and development personnel to determine which of the products can successfully be marketed for more than one delivery system and which generic drugs in the marketplace may be good candidates to manufacture and distribute using different delivery systems.

Product Development

Research & development and innovation represent the core competitive advantage for a company’s sustainable growth. For pharmaceutical companies, products with proprietary intellectual property are not only strategic resources for comprehensive strength, but also important tools to engage in social responsibility. Helpson has been focusing on the research and development of both first generic drugs and innovative drugs. Additionally, Helpson also has actively worked to meet unfulfilled medical needs by sticking to a market-oriented approach and continuously improving the effectiveness and ease of use of our drugs, which are supported by our well-designed system for intellectual property management.

The PRC State Council issued “Opinions on Carrying out Consistency Evaluation on Quality and Efficacy of Generic Drugs” on March 5, 2016, requiring all manufacturers of generic chemical pipeline products to carry out Consistency Evaluations before they may obtain final registration approval. Drugs failing to meet these requirements may not be re-registered.

Currently, due to this newly issued NMPA production approved standards and experimental requirements, as with all other Chinese generic pharmaceutical companies, almost all of Helpson’s pipeline products have undergone major adjustments.

Helpson’s recent research and development work is mainly aimed at promoting the consistency evaluation of several major products already on the market, as well as the continued exploration of comprehensive health product categories.

Helpson has recently acquired formulas for dry eye syndrome, chronic obstructive pulmonary disease, and a pharmaceutical composition for treatment of psoriasis, etc. It is expected to launch those products as soon as the registration process is completed.. In addition, Helpson has launched N95 Medical Protective masks in early 2023. Since China ended its zero-case policy and no longer requires shutdown or quarantine in December 2022, the market demand for prevention materials, such as masks has surged.

Distribution and Customers

Helpson has a well-established sales network. As its current pharmaceutical product portfolio is comprised mainly of prescription drugs, its major sales targets are hospitals. As of December 31, 2023, we have 16 sales offices covering all major provinces of China, and over 1,000 sales representatives who assist in managing the delivery of pharmaceutical products, and our promotion and service with hospitals, doctors and local drug distributors.

Due to the nature of Helpson’s products and current governmental regulations, all of its customers are located in the PRC. Helpson has established long-standing relationships with key customers.

Production Facilities

China Pharma, through Helpson, manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. The old manufacturing facility, which was built in 2002, is approximately 8,000 square meters (approximately 12.4 million square feet); and the new building, approximately 20,000 square meters (approximately 31 million square feet), was completed in 2013. Helpson has production lines conforming with the 2011 version of GMP certificates for different forms of its products including: tablets, capsules, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated); other than that, it also has production lines for health care products and various types of masks that meet national standards.

All of the existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect, which cancelled the GMP certification but impose the pilot inspection mechanism.

Raw Materials

Helpson requires a supply of a wide variety of raw materials to manufacture its products. Helpson employs purchasing staff with extensive knowledge of its products who work with the product development, and formulations and quality control personnel to source raw materials for the products. Currently, Helpson relies on numerous suppliers in the PRC and overseas to deliver the required raw materials and believe it has at least three principal suppliers for each of our most critical raw materials. Historically, Helpson has not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2023, the purchases of raw material purchases from its three top suppliers accounted for 17.7%, 13.8%, and 8.9%, respectively. For the year ended December 31, 2022 suppliers accounted for 21.7%, 9.1%, and 8.9%, respectively.

Competition

We believe we have established a commercially competitive position in the highly-fragmented pharmaceutical industry in China through our core competitive advantages, as described below:

Helpson has a highly-efficient commercialization process for new products, including significant experience with the NMPA registration process.

Helpson has over 20 years of product-development experience during which time it has implemented processes to efficiently introduce and market new and existing products to the Chinese market.

Helpson has a market-oriented product portfolio and product lines.

Helpson’s product focuses on developing and manufacturing medicines that help large patient groups, such as the infectious disease and cardio vascular disease patient groups. Its diversified GMP-certified manufacturing facility includes various production lines targeting a variety of delivery mechanisms, such as tablets, capsules, cephalosprine tablets, cephalosprine capsules, liquid-injectables and dry powder injectables, which enables it to effectively manufacture a broad range of new drugs; other than that, it also has production lines for health care products and various types of masks that meet national standards.

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

Helpson has a national sales network and a highly-trained marketing team.

Helpson’s experienced sales team has industry knowledge and know-how to synergistically combine its strong market insight with successful commercialization platforms.

Helpson has developed high-quality relationships with leading hospital and clinic administrators and physicians.

While sales of the pharmaceutical products to hospitals are made through the distributors, Helpson believes it has established long-term cooperation relationships with leading hospitals and healthcare clinics throughout China resulting from its long-term promotional efforts and periodic physician seminars, so that to improve the perception of the products in the marketplace and help identify and select high-volume drugs to develop into new generic products relatively early in the process.

Notwithstanding such favorable positioning, Helpson is subject to intense competition. There are both local and overseas pharmaceutical enterprises that are engaged in the manufacture and sale of potential substitute or similar pharmaceutical products in the PRC. These competitors may have more capital, better research and development resources, better manufacturing and marketing capability, and more experience than we do.

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

In November 2008, Helpson purchased the patented medical formula and the manufacturing processes for a cerebral/cardio-vascular indication from a third party laboratory. In connection with that acquisition, we obtained the title of the patent. This patent expires in 2025.

In 2012, Helpson acquired another patent related to a medical formula for the treatment of cerebral/cardio-vascular diseases. This patent expires in 2029.

In 2022, Helpson, our wholly owned subsidiary, acquired a utility model patent and an invention patent application regarding the creation of an ophthalmic oxygen enriched atomization therapeutic apparatus from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier”). Based on the technology transfer agreement, Helpson will receive the utility model patent right of the technical invention and the patent application right of the invention, and Bonier will provide relevant technical services.

As of December 31, 2023, Helpson owns 15 registered trademarks, including marks for eight of the 19 pharmaceutical products Helpson manufactures, including the tradenamesFukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, XERONINE, and Aronino, as well as marks for the HPS logo, two HELPSON logos and two other logos.

Environmental Matters

Helpson complies with the Environmental Protection Law of China as well as applicable local regulations. In addition to statutory and regulatory compliance, Helpson actively ensures the environmental sustainability of the operations. Penalties may be levied upon it if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and Helpson does not anticipate that it will occur in the future, but no assurance can be given in this regard.

Regulations

Regulations Relating to Pharmaceutical Manufacture Industry. The pharmaceutical manufacture industry in China is highly regulated. The primary regulatory authority is the NMPA, including its provincial and local branches. As a developer and producer of medicinal products, Helpson is subject to regulation and oversight by the NMPA and its provincial and local branches. The Medicinal Product Administration Law of the People’s Republic of China provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distribution, packaging, pricing and advertising of pharmaceutical products. These regulations set forth detailed rules with respect to the administration of pharmaceuticals in China. We are also subject to other PRC laws and regulations that are applicable to business operators, manufacturers and distributors in general.

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

All of Helpson’s existing production lines have met the Year 2011 GMP Standards. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system. Helpson’s production lines are subject pilot inspection under the New Law.

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

PCAOB Regulations

As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. We are required by the Holding Foreign Companies Accountable Act (“HFCAA”) to have an auditor that is subject to the inspection by the PCAOB. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, or AHFCAA, which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”), which the AHFCAA forms a part, was signed into law, and it officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus, would reduce the time before an applicable issuer’s securities may be prohibited from trading or delisted. On December 16, 2021, the PCAOB issued a report to notify the SEC its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in China and Hong Kong, respectively, and identifies the registered public accounting firms in China and Hong Kong that are subject to such determinations. Our auditor, B F Borgers CPA PC, is headquartered in Denver, Colorado and has been inspected by the PCAOB on a regular basis, with the last inspection year being 2023, and is therefore not subject to the determinations announced by the PCAOB on December 16, 2021. On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China. On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. We cannot assure you whether NYSE American or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to the audit of our financial statements. There is a risk that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, and that the PCAOB may re-evaluate its determinations as a result of any obstruction with the implementation of the Protocol. Such lack of inspection or re-evaluation could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, under the HFCAA, as amended by the AHFCAA, our securities may be prohibited from trading on the NYSE American or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our Common Stock being delisted by the NYSE American.

Employees

As of December 31, 2023, we had 239 employees, among which 231 employees were full-time employees and 8 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS.

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

●	Risks Related to our Business and our Industry

o	If our products do not attain market acceptance among the medical community, our operations and profitability would be adversely affected;

o	If we fail to meet standards pursuant to the newly revised Drug Administration Law, certain production lines will be suspended and our profitability would be adversely affected;

o	We may be subject from time to time to product cessations or recalls initiated by us or by the NMPA. Product recalls could impose significant costs on us and adversely affect our ability to generate revenue;

o	If we fail to develop new products with high profit margins and our high-profit-margin products are replaced by competitors’ products, then our gross will be adversely affected;

o	Most of our products are off-patent branded generics that can be manufactured and sold by other pharmaceutical manufacturers in the PRC which may increase the competition we face;

o	If we are not able to maintain and enhance our brand recognition to maintain our competitive advantage, our reputation, business and operating results may be harmed;

o	Reimbursement may not be available for our products, which could diminish our sales;

o	The growth and success of our business depend on our ability to successfully market our principal products to hospitals and their selection for medicine purchases;

o	Our future research and development projects may not be successful;

o	We cooperate with research institutions and universities in the PRC for the research and development of certain new products and any failure of such research institutions to meet our timing and quality standards may pose impairment loss on our financial results and our failure to continue such collaborative arrangement could adversely affect our ability to develop new pharmaceuticals and our overall business prospects;

o	We may not be able to obtain regulatory approval for any of the new products and failure to obtain these approvals could materially harm our business;

o	New product development in the pharmaceutical industry is time-consuming and costly and has a low rate of successful commercialization;

o	We may not be able to successfully identify and acquire new products or businesses;

o	We rely on distributors for all of our revenues and failure to maintain relationships or to otherwise expand our distribution network would materially and adversely affect our business;

o	We rely on a limited number of distributors for the majority of sales of our products;

o	Our operations may be affected if we could not pass the Consistency Evaluation requirement issued by the State Council for any of our current existing products;

o	We face risks related to health pandemics that could impact our sales and operating results;

o	Our operations may be affected if we could not obtain raw materials from our current key suppliers on acceptable terms;

o	We may not be able to effectively manage our employees and distribution network, and our reputation, business, prospects and brand may be materially and adversely affected by actions taken by our distributors and third party marketing firms;

o	We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions or claims that could be covered by D&O Insurance;

o	Our future liquidity needs are uncertain and we may need to raise additional funds in the future.

●	Risks Related to Doing Business in China

o	Adverse changes in political and economic policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could reduce the demand for our services and materially and adversely affect our competitive position; o The Chinese government may intervene with or influence our business at any time. That may negatively influence our operation, our ability to continue listing on U.S. exchange and the value of our shares may significantly decline or be worthless, which would materially affect the interest of our stockholders;

o	The PRC legal system has inherent uncertainties that could limit our legal protections available to us;

o	You may experience difficulties in bringing original actions in the PRC against our company or our management based on U.S. or other foreign laws;

o	Because we receive substantially all of our revenue in Renminbi, which currently is not a freely convertible currency, we are subject to changes in the PRC’s political and economic decisions;

o	We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially for foreign exchange transactions;

o	We are subject to the environmental protection laws of the PRC that may be costly to comply with and may adversely affect our manufacturing operations;

o	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business;

o	We are not required to submit an application to CSRC pursuant to the M&A Rules, nor are we subject to the cybersecurity review. However, based on the recent promulgation of the Trial Measures, which became effective on March 31, 2023, we may be required to complete the filing requirements when we have re-financing or any additional offerings in future;

o	Although the audit report included in this annual report was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our Common Stock may be delisted or prohibited from trading;

●	Risks Related to our Common Stock

o	We may be held in default on our convertible note, which could trigger penalties that worsen our financial condition and potentially disqualify us from listing on the stock exchange where we are currently listed;

o	The market price for our common stock may be volatile;

o	If we issue additional shares of our capital stock, our stockholders will experience dilution in their respective percentage ownership in the company;

o	We are likely to remain subject to “penny stock” regulations and as a consequence there are additional sales practice requirements and additional warnings issued by the SEC;

o	There is substantial doubt about our ability to continue as a going concern;

o	We do not anticipate paying cash dividends on our common stock;

o	Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

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

We may be subject from time to time to product cessations or recalls initiated by us or by the NMPA. Product cessations or recalls could impose significant costs on us and adversely affect our ability to generate revenue.

In our business, we must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, those issued by the NMPA. If the NMPA issues any notices to cease the production, sale and use of any of our products, or request Helpson to recall any of our products we sold, we must comply with such requirements. As a result, we may incur significant costs in complying with cessation or recall requirements, and our financial results could be materially and adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to voluntarily recall or otherwise discontinue selling selected products, which could materially and adversely affect our results of operations.

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

We had gross loss margins of -4.0% for the year ended December 31, 2023, compared to gross loss margins of -6.1% for the year ended December 31, 2022. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls. Therefore, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues.

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

Market acceptance and sales of our products also depend on a large extent on the reimbursement policies of the PRC government. The Ministry of Labor and Social Security of the PRC or provincial or local labor and social security authorities, together with other government authorities, review the inclusion or removal of drugs from the national medical insurance catalog or provincial or local medical insurance catalogs for the National Medical Insurance Program every other year, and catalogs under which a drug will be classified affect the amounts reimbursable to program participants for their purchases of those medicines. These determinations are made based on a number of factors, including price and efficacy. Generally, there are two catalogs, the National Insurance Catalogue (“NIC”) and the EDL on which a product can be included. The products selected for the EDL generally are selected from the NIC. A consumer can be reimbursed for the full cost of a medicine on the EDL and can be reimbursed from 80% to 90% of the cost of a medicine listed on the NIC. Our Cefalexin, Clarithromycin and Omeprazole products are currently included in the EDL. If government authorities decide to remove these products from the medicine catalogs, such removal may reduce the affordability of our products and change the public perception regarding our products, which, in turn, would adversely affect the sales of these products and reduce our net revenue. Furthermore, if we are unable to obtain approval from the relevant government authorities to include our new products in the national, provincial or local medicine EDLs or NICs, sales of our new products maybe materially and adversely affected.

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

We rely on distributors for all of our revenues and failure to maintain relationships with and collect payment from, our distributors or to otherwise expand our distribution network would materially and adversely affect our business.

We sell our products exclusively to pharmaceutical distributors in the PRC and rely on distributors for all of our revenues. We have business relationships with over 1,000 distributors in the PRC. For the year ended December 31, 2023, no customer accounted for more than 10.0% of sales, and three customers accounted for 62.5%, 13.5% and 6.2% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. There are no written contracts between the Company and any of its distributors requesting the distributors to pay the Company’s account receivable upon their receipt of funds from its customers, or state-owned hospitals. Pharmaceutical distributors typically process the payment of the account receivable to the Company upon their receipt of payment from their customers, i.e., the state-owned hospitals, as a matter of implied consensus. In the event the length of collection term is deviated from any of the past pattern of any particular customer, the Company will adjust its credit term. Any potential default in repaying the accounts receivable without recourse by the Company may materially and negatively affect the Company’s profitability and business. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find the substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in aggregate accounted for 22% and 20% of our net revenues in 2023 and 2022, respectively. We expect that a relatively small number of distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our large distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

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

We need a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials. We have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2023, three suppliers accounted for 17.7%, 13.8% and 9.1% of raw material purchases and for the year ended December 31, 2022, three suppliers accounted for 21.7%, 11.1% and 8.9% of raw material purchases.

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

The rapid market growth of our pharmaceutical products may pose more requirements or more costs on the employment management for managerial, operational, financial and other purposes. As of December 31, 2023, we had 239 employees. To keep up with the rapid development of the Chinese pharmaceutical industry, it will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new and old employees In addition, we may need to increase the salary, or the equity incentive plan for the employees to keep them in the Company. Aside from the increased difficulties and increased costs in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, drug formulas for new products, investment in research and development, acquisition of new businesses and technologies. Our failure to manage any of the above business administration may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially Ms. Zhilin Li, our Chairperson, President and Chief Executive Officer. We cannot not guarantee that Ms. Li will stay in the Company in the long run, and the loss of Ms. Li’s services would adversely affect our ability to develop and market our products. We also depend in part on the continued services of our key scientific personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We face intense competition for qualified personnel, and the existence of noncompetition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

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

All of our products are produced at our manufacturing facility in Hainan, China, which is exposed to certain natural disasters such as typhoons. A significant disruption at that facility, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired.

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

To protect the brand names of our products, we have registered and applied for registration of certain of our trademarks in the PRC. Currently eight of the 19 pharmaceutical products we manufacture are marketed under a brand registered as a trademark in China. We also purchased six pharmaceutical compounds from certain third parties that we are seeking to develop into a further product.   To date, we have not experienced any infringements of our trademarks for sales of pharmaceutical products or our exclusive patent license, and we are not aware of any infringement of our intellectual property rights. However, there is no guarantee that there will not be any infringements of our brand name or other registered trademarks or counterfeiting of our products in the future. There is no guarantee that there will not be any third-party infringement of our patents. Should any such infringement or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to protect our intellectual property rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

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

China’s economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, Chinese government still has substantive power to certain areas that may be related to the business operations of our operating entities, such as the right to use land, price of certain of our products, and it could materially and adversely affect our business.

Any adverse change in the economic conditions or government policies in China could have a material and adverse effect on overall economic growth and the level of investments in health industries in China, which in turn could lead to a reduction in demand for our products and consequently have a material and adverse effect on our business.

The Chinese government may intervene with or influence our business at any time. That may negatively influence our operation, our ability to continue listing on U.S. exchange and the value of our shares may significantly decline or be worthless, which would materially affect the interest of our stockholders.

The Chinese central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

As such, our business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Chinese government may intervene with or influence our operations at any time with little advance notice, which could result in a material change in our operations and in the value of our shares.

The PRC legal system has inherent uncertainties that could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal cases have little precedential value. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing commercial matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign-invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors.

The practical effect of the PRC legal system on our business operations in China can be viewed as two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection to keep the Company from government interference. In addition, these laws guarantee the full benefit of corporate articles and contracts to foreign invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance that are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices that may not be consistent with the U.S. generally accepted accounting principles. PRC accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the account books of a foreign invested enterprise be maintained in accordance with PRC accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. If a foreign-invested enterprise refuses to keep account books in China, the financial and tax authorities may impose a fine on it, and the industry and commerce administration authority may order it to suspend operations or may revoke its business license.

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

Our operating subsidiary, Helpson, is incorporated under the laws of the PRC and substantially all of our assets are located in the PRC. Additionally, substantially all of our directors, executive officers and managers reside within the PRC, and substantially all assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain of our directors, executive officers or managers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, and many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, executive officers or managers only if the actions are not required to be arbitrated by PRC law under Helpson’s articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may impose civil liability, including monetary damages.

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

China is experiencing substantial environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There is no guarantee that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’s profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

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

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our WFOE, which may adversely affect our liquidity and our ability to fund and expand our business in China.

On October 23, 2019, the SAFE issued the Circular on Further Promoting Cross-border Trade and Investment Facilitation (the “SAFE Circular 28”), which took effect on the same day. The SAFE Circular 28, subject to certain conditions, allows foreign-invested enterprises whose business scope does not include investment, or non-investment foreign-invested enterprises, to use their capital funds to make equity investments in China. It is also implemented in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC Subsidiaries or future capital contributions by us to our WFOE in China. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC Subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

We believe that we are not subject to cybersecurity review, since we (i) are not network platform operators engaging in data processing activities that affect or may affect national security; (ii) are not critical information infrastructure operators purchasing cyber products or services that affect or may affect national security; (iii) are not network platform operators with personal information data of more than one million users and do not need to obtain any permission or approval from the CAC in accordance with the New Measures for Cyber Security Review. However, as PRC governmental authorities have significant discretion in interpreting and implementing statutory provisions and there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we cannot guarantee the PRC government will have the same analysis and application of law as we expect.

In November 2021, the CAC released the Measures of Regulations on the Network Data Security Administration (Draft for Comments), or the Draft Regulations on Network Data Security. The Draft Regulations on Network Data Security define “data processors” as individuals or organizations that can make autonomous decisions regarding the purpose and the manner of their data processing activities such as data collection, storage, utilization, transmission, publication and deletion. In accordance with the Draft Regulations on Network Data Security, data processors shall apply for a cybersecurity review for certain activities, including, among other things, (i) the listing abroad of data processors that process the personal information of more than one million users; (ii) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (iii) listing in Hong Kong which affects or may affect national security; or (iv) any data processing activity that affects or may affect national security. However, there have been no clarifications from the relevant authorities as of the date of this annual report as to the standards for determining whether an activity is one that “affects or may affect national security.” In addition, the Draft Regulations on Network Data Security requires that data processors that process “important data” or are listed overseas must conduct an annual data security assessment by itself or authorize a data security service provider to do so, and submit the assessment report of the preceding year to the municipal cybersecurity department by the end of January each year. As of the date of this annual report, the Draft Regulations on Network Data Security has not been formally adopted, and their respective provisions and anticipated adoption or effective date may be subject to change with substantial uncertainty.

Many of the data- and data privacy-related laws and regulations are relatively new and certain concepts thereunder remain subject to interpretation by the regulators. If any data that we possess belongs to data categories that are or may become subject to heightened scrutiny, we may be required to adopt stricter measures for protection and management of such data. The Cybersecurity Review Measures and the Draft Regulations on Network Data Security remain unclear on whether the relevant requirements will be applicable to companies that, like us, are already listed in the United States. We cannot predict the impact of the Cybersecurity Review Measures and the Draft Regulations on Network Data Security, if any, at this stage, and we will closely monitor and assess any developments in the rule-making process. If the Cybersecurity Review Measures and the enacted version of the Draft Regulations on Network Data Security mandate clearance of cybersecurity review and other specific actions to be taken by issuers like us, we may face uncertainties as to whether these additional procedures can be completed by us timely, or at all, which may subject us to government enforcement actions and investigations, fines, penalties, suspension of our non-compliant operations, or removal of our app from the relevant application stores, and materially and adversely affect our business and results of operations.

In general, compliance with the existing PRC laws and regulations, as well as additional laws and regulations that PRC legislative and regulatory bodies may enact in the future, related to cybersecurity, data security and personal information protection, may be costly and result in additional expenses to us, and subject us to negative publicity, which could harm our reputation and business operations. There are also uncertainties with respect to how such laws and regulations will be implemented and interpreted in practice. In light of the fact that laws and regulations on cybersecurity, data privacy and personal information protection are evolving and uncertainty remains with respect to their interpretation and implementation, we cannot guarantee that we will be able to maintain full compliance at all times, or that our existing user information protection system and technical measures will be considered sufficient. Any non-compliance or perceived non-compliance with these laws, regulations or policies may lead to warnings, fines, investigations, lawsuits, confiscation of illegal gains, revocation of licenses, cancelation of filings or listings, closedown of websites, removal of apps and suspension of downloads, price drops in our securities or even criminal liabilities against us by government agencies or other individuals.

Certain PRC regulations may make it more difficult for us to pursue growth through acquisitions.

Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008 and amended in 2022 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (“SAMR”) be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008 and amended in 2018, are triggered. Moreover, the Anti-Monopoly Law requires that transactions which involve the national security, the examination on the national security shall also be conducted according to the relevant provisions of the State. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by foreign investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We may pursue potential strategic acquisitions that are complementary to our business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We are not required to submit an application to CSRC pursuant to the M&A Rules, nor are we subject to the cybersecurity review. However, based on the recent promulgation of the Trial Measures, which became effective on March 31, 2023, we may be required to complete the filing requirements when we have re-financing or any additional offerings in future.

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

Based on our understanding of the Chinese laws and regulations in effect at the time of this annual report, we will not be required to submit an application to the CSRC for its approval of an offering in a foreseeable future and the listing and trading of our common stock on NYSE American. However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and our belief is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules or overseas offering approval. We cannot assure you that relevant PRC governmental agencies, including the CSRC, would reach the same conclusion as we do.

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

On December 24, 2021, the China Securities Regulatory Commission, or the “CSRC”, published draft regulations (the “Draft Rules”) on domestic enterprises issuing securities and being listed overseas. The Draft Rules lay out specific filing requirements for overseas listing and offering by PRC domestic companies and include unified regulation management and strengthening regulatory coordination. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which became effective on March 31, 2023. The Trial Measures supersede the Draft Rules and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Because we are already publicly listed in the U.S., the Trial Measures do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. Despite of the foregoing, we cannot assure you if we will be able to complete the filing procedure in a timely fashion when we are required to do so for any offerings in the future.

Restrictions contained in Chinese law on the ability of overseas securities regulators to collect information in China may deny investors in our Company the benefits of U.S. securities regulation.

China has often restricted U.S. regulators’ access to information and limited regulators’ ability to investigate or pursue remedies with respect to China-based issuers, generally citing to state secrecy and national security laws, blocking statutes, or other laws or regulations. Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. In addition, according to Article 177 of the PRC Securities Law (“Article 177”), which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. The SEC, U.S. Department of Justice, and other U.S. authorities face substantial challenges in bringing and enforcing actions against China-based issuers and their officers and directors. As a result, investors in the Company may not benefit from a regulatory environment that fosters effective enforcement of U.S. federal securities laws.

As Article 177 and the PRC Securities Law are newly promulgated, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from NYSE American exchange or other applicable trading market within the US.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which proposes to reduce the period of time for foreign companies to comply with PCAOB audits from three to two consecutive years, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”), which AHFCAA constituted a part, was signed into law, which officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus, reducing the time before an applicable issuer’s securities may be prohibited from trading or delisted.

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

Our auditor, BF Borgers CPA PC, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in Colorado, and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2023.

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

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37, to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or SAFE Circular 75, which ceased to be effective upon the promulgation of SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our stockholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

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

As we are a holding company with all of business operations conducted in PRC by Helpson, which is our wholly-owned subsidiary, we depend on its dividend issuance to us to pay the dividends to our investors. According to the PRC Company Law and Foreign Investment Law, our PRC subsidiary, as a foreign-invested enterprise, or FIE, we may only pay dividends out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. In addition we are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. The reserve funds are not distributable as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Our ability to distribute dividends may be restricted because of the above-mentioned regulations. We may even cannot distribute dividends if we are suffering loss in certain fiscal year in the future. As of the date of this annual report, Helpson plans to retain all the revenues and re-invest them into Helpson’s daily operation. Therefore, the Company does not intend to have any dividend distribution in the future.

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

On November 17, 2021, we entered into a Securities Purchase Agreement pursuant to which we issued an unsecured convertible promissory note (the “Convertible Note”) to an institutional accredited investor Streeterville Capital, LLC (“Streeterville”). The Convertible Note, as amended, is due on May 19, 2024. The parties may negotiate in extending the Convertible Note. There can be no assurances that these negotiations will proceed or be successful. The Convertible Note has a principal balance of $1,423,474.27 as of December 31, 2023.

Although no event of default has occurred as of the date herein, pursuant to the terms of the Convertible Note and its amendment dated April 13, 2023, upon our failure to pay back the Convertible Note upon due, Streeterville can, at its sole discretion, send us a notice which turns this into an Event of Default (“Event of Default”), which would give us 10 days to cure. As of the date herein, Streeterville has not sent such a notice and therefore no Event of Default has occurred. If an Event of Default occurs and is not cured within the 10-day notice period, pursuant to the terms of the Convertible Note Streeterville can impose additional interest payments and other penalties upon us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2023, and there existed a material weakness in our internal control over financial reporting as of December 31, 2023.

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

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2023 and 2022  that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

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

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have implemented cybersecurity risk assessment procedures to ensure effectiveness in cybersecurity management, strategy and governance and reporting cybersecurity risks. We have also integrated cybersecurity risk management into our overall enterprise risk management system.

We have used a cybersecurity threat defense system to address both internal and external threats. This system encompasses various levels, including network, host and application security and incorporates systematic security capabilities for threat defense, monitoring, analysis, response, deception and countermeasures. We strive to manage cybersecurity risks and protect sensitive information through various methods, including technical safeguards, procedural requirements, an intensive monitoring program on our corporate network, a robust incident response program, a review of the effectiveness of our security system with reference to applicable security standards by qualified third parties and regular cybersecurity awareness training for employees. We continuously monitor the performance of our apps, platforms and infrastructure to enable us to respond quickly to potential problems, including potential cybersecurity threats.

As of the date of this Report, we have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Governance

Our Board of Directors is responsible for overseeing the Company’s cybersecurity risk management and be informed on risks from cybersecurity threats. The Board shall review, approve and maintain oversight of the disclosure (i) on Form 8-K for material cybersecurity incidents (if any) and (ii) related to cybersecurity matters in the periodic reports (including annual report on Form 10-K) of the Company. In addition, our management team, including those with experience in dealing with confidentiality-related cybersecurity issues, oversee and manage cybersecurity related matters and formulate policies as necessary. Our Board review on an annual basis regarding assessment, identification and management on material risks from cybersecurity threats happened in the ordinary course of our business operations. If a cybersecurity incident occurs, our Board will promptly organize relevant personnel for internal assessment and, depending on the situation, seek the opinions of external experts and legal advisors. If it is determined that the incident could potentially be a material cybersecurity event, our Board will decide on the relevant response measures and whether any disclosure is necessary. If such disclosure is determined to be necessary, such disclosure material will be prepared and reviewed by our Board before it is disseminated to the public.

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

In addition, Helpson rents offices located on the second floor and third floor of the Jiahai Building owned by Hainan Zhongfu Foreign Export Personnel Service Center (the “Center”) as its principal executive offices. For office spaces on the second floor and third floor at a monthly rent of RMB 17,600 (approximately $2,485) and RMB 30,000 (approximately $4,236), respectively, based on the current lease dated June 5, 2023 that is for a two-year term ending June 30, 2025. The aggregate area of the office space rented by Helpson is 1,686 square meters (16,812 square feet).

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we anticipate a potential need for expansion and additional space as our production increases.

Mortgaged Property

On September 25, 2023 the Company received a line of credit for RMB 10 million (approximately $1.41 million) from Bank of China. The loan bears interest at the rate of 3.35% and is due September 26, 2024. The loan is collateralized by the Company’s new production facility and the production line equipment and machinery contained therein.

In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $11,225 for the years ended December 31, 2023.

The loans referred to above are set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 10 million (Approximately $1.41 million)	Bank of China	September 25, 2023 to September 26, 2024	3.35%	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872) Production line equipment and machinery included in the facility

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

Holders

As of March 24, 2024, there were approximately 133 stockholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Equinity Trust Company, with offices located at 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120. Their telephone number is (651)306-2920.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	482,000
Totals	-	-	482,000

*	All shares have been retroactively restated to reflect the effect of the 1-for-5 reverse stock split effective March 6, 2024.

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

Business Overview & Recent Developments

China Pharma Holding Inc. (“China Pharma”) is not a Chinese operating company but a Nevada holding company. All of our operations are conducted in the PRC through Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), our wholly owned subsidiary incorporated under the laws of the People’s Republic of China (the “PRC”), where the manufacturing facilities are located. Helpson is principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the PRC. It manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of its pharmaceutical products are sold on a prescription basis and all of them have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, or CFDA) based upon demonstrated safety and efficacy.

China’s consistency evaluation of generic drugs continues to proceed in 2023. Helpson has always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, has passed generic-drug-consistency-evaluation in early August 2023.

Helpson has taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. In 2018, relevant Chinese authorities decided to implement trial Centralized Procurement (“CP”) activities in 11 selected pilot cities (including 4 municipalities and 7 other cities), since then, nine rounds of CP activities have been carried out as of November 6, 2023, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, Helpson needs to balance between the market access brought by CP, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP before making decisions regarding CP for any products.

In addition, Helpson continues to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry is expected to reach RMB 16 trillion (approximately $2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products, and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, Helpson launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. It also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. As Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been more and more popular due to increasing demand. Helpson has sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which meets the personal needs for protection against the epidemic outbreak. Helpson’s N95 medical protective mask has received registration certificate by the end of 2022 and right now has been selling in the mainland China nationwide.

Helpson will continue to optimize its product structure and actively respond to the current health needs of human beings.

Market Trends

As a generic drug company, Helpson is presented with a huge domestic market. Helpson believes that through further upgrades and better conformity with Chinese consistency evaluations, which are based on European and American production standards, it will be able to export the products to overseas markets. In China’s market, Helpson believes that in the future, cost management and control ability will gradually become important factors in determining the competitiveness of generic pharmaceutical enterprises. Although price control leads to a decline in the profitability, enterprises who win the CP have a good chance of achieving bulk pricing to increase their market share and support their continuous innovation and transformation. On a separate note, growing and advancing consumer demand in China drives the increase of discretionary consumption. With the improvement of residents’ quality of life, the healthcare demand is also changing. Helpson believes that there is a large number of unmet demands in comprehensive healthcare and internet healthcare sectors.

In addition, the Office of the State Council issued “Pilot Plan for Marketing Authorization Holders” on May 24, 2016, allowing eligible drug research and development institutions and scientific researchers to become Marketing Authorization Holders (“MAH”) by obtaining drug marketing authorization and drug approval numbers from the State Council. This policy uses a management model of separating drug marketing authorization and drug production licenses, thereby allowing MAHs to produce pharmaceuticals themselves or to consign production to other pharmaceutical manufacturers. This policy not only transitions the production practices to meet the European and United States standards by separating drug approval and production qualifications, thereby changing the existing model of bundling drug approval codes to pharmaceutical manufacturers in China, but also serves as a supplement to the ongoing consistency evaluations policy.

In general, demand for pharmaceutical products continues its steady growth in China. Helpson believes the ongoing generic drug consistency evaluations and reform of China’s drug production registration and review policies will have major effects on the future development of our industry and may change its business patterns. Helpson will continue to actively adapt to the national policy guidance and further evaluate market conditions for the existing products then adjust accordingly, and compete in the market in order to optimize the development strategy.

Results of Operations for the Fiscal Year ended December 31, 2023

Revenue

Revenue was $7.0 million for the year ended December 31, 2023, which represented a decrease of $1.1 million, as compared to $8.1 million for the year ended December 31, 2022. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s related products have not passed consistency evaluation. As Helpson’s related products are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,
Product Category	2023	2022	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.62	1.70	-0.08	-5%
Anti-Viral/ Infection & Respiratory	3.57	4.94	-1.37	-28%
Digestive Diseases	1.09	0.41	0.68	166%
Other	0.73	1.06	-0.33	-31%

The most significant revenue decrease in terms of dollar amount was in the “Anti-Viral/ Infection & Respiratory” product category, it generated $3.57 million in 2023, compared to $4.94 million in 2022, which represented a decrease of $1.37 million. This decrease was mainly due to a decrease in sales of Helpson’s Roxithromycin Dispersible Tablet due to the inclusion of this product in the seventh round of CP, and the Roxithromycin produced by Helpson not passing the consistency evaluation, therefore not eligible to participate in CP.

Sales revenues in the “Digestive Diseases” category was $1.09 million of sales revenue in 2023, which represented an increase of $0.68 million compared to $0.41 million in 2022. This increase was mainly due to an increase in sales of the Omeprazole due to market fluctuation.

Sales revenue in the “CNS Cerebral & Cardio Vascular” category was $1.62 million in 2023, which represented a decrease of $0.08 million compared to $1.70 million in 2022. The sales revenue of this category in 2023 is similar to that in 2022, because the increase and decrease in sales of various products due to market fluctuations offset each other.

Sales revenue in the “Other” product category was $0.73 million in 2023, compared to $1.06 million in 2022, which represented a decrease of $0.33 million. This decrease was mainly due to a decrease in sales of the Vitamin B6 for Injection due to market fluctuation, and change in foreign exchange rate.

	Twelve Months Ended December 31,
Product Category	2023	2022
CNS Cerebral & Cardio Vascular	23%	21%
Anti-Viral/ Infection & Respiratory	51%	61%
Digestive Diseases	16%	5%
Other	10%	13%

For the year ended December 31, 2023, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 51% and 61% of total sales in the years ended December 31, 2023 and 2022, respectively. The “CNS Cerebral & Cardio Vascular” category represented 23% of total revenue in 2023, compared to 21% in 2022. The “Digestive Diseases” category represented 16% and 5% of total revenue in 2023 and 2022, respectively. The “Other” category represented 10% and 13% of revenues in 2023 and 2022, respectively.

Cost of Revenue

For the year ended December 31, 2023, our cost of revenue was $7.3 million, or 104.0% of total revenue, which represented a decrease of $1.3 million from $8.6 million, or 106.1% of total revenue, in 2022. The decrease in cost is mainly due to the difference in the proportion of different products to total revenue this year and last year.

Gross Loss and Gross Loss Margin

Gross loss for the year ended December 31, 2023 was $0.3 million, compared to $0.5 million in 2022. Our gross loss margin in 2023 was 4.0%, compared to 6.1% in 2022.

Selling Expenses

Our selling expenses for the year ended December 31, 2023 were $0.8 million, a decrease of $0.3 million compared to $1.1 million for the year ended December 31, 2022. Selling expenses accounted for 11.1% of the total revenue in 2023 compared to 13.2% in 2022.  Because of the adjustments in the sales practices and Chinese national CP, we reduced selling expenses to efficiently support the sales and the collection of accounts receivable, especially in the context of the increasing impact of CP, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2023 were $1.2 million, a decrease of $0.7 million compared to $1.9 million for the year ended December 31, 2022. General and administrative expenses accounted for 17.0% and 23.4% of our total revenues in 2023 and 2022, respectively. The decrease in administrative expenses was mainly due to the higher exchange rate of the RMB against the US dollar in 2023 and the higher government subsidies obtained in 2023.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2023 was $0.24 million, compared to $0.19 million in 2022. Research and development expenses accounted for 3.4% and 2.3% of our total revenues in 2023 and 2022, respectively. These increased research and development expenditures in 2023 was mainly due to the fact that as the contract progressed, the expenditure for Candesartan consistency evaluation was higher in 2023 as compared to 2022.

Bad Debt Benefit

Our bad debt benefit for the year ended December 31, 2023 was $15,757, as compared to $93,851 in 2022.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Such relatively long credit term is due to the peculiar environment affecting the Chinese pharmaceutical market, as deferred payments by state-owned hospitals to local drug distributors are common, and their deferred payments will indirectly delay the payments from our customers to us. Due to the timeliness requirements of the NMPA for logistics of drug sales, Helpson, like most other pharmaceutical companies in China, sells substantially all the drugs to local drug distributors, certified by GSP (Good Supply Practice), the standard of products supply, which is a standard protocol to control the quality of the products during circulation. These GSP certified distributors then sell the drugs to state-owned hospitals. The GSP certified distributors’ payments to us are usually delayed as they will pay us after they receive payment from the state-owned hospitals. Therefore, as most of our customers are GSP certified distributors, we adopt a unified policy for bad debt allowance reserves for GMP’s customers who are typically GSP certified distributors. As is typical in the Chinese pharmaceutical market, there are no written contracts between the Company and any of its GSP certified distributors requesting the distributors to pay the Company’s account receivable upon their receipt of funds from the distributors’ customers, or state-owned hospitals. Nevertheless, the Company’s customers typically process the payment of the account receivable to the Company upon their receipt of payment from their customers, i.e., the state-owned hospitals, as a matter of implied consensus or industry standard. In the event the length of collection term is deviated from any of the past pattern of any particular customer, the Company will adjust its credit term.

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.01 million and $0.03 million as of December 31, 2023 and 2022, respectively.

The following table illustrates our accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for doubtful accounts as of December 31, 2023 and 2022:

	December 31,
	2023	2022
1 - 180 Days	3.45%	2.28%
180 - 365 Days	0.06%	0.16%
365 - 720 Days	0.09%	0.13%
> 720 Days	96.40%	97.44%
Total	100.00%	100.01%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
1-180 Days	495,366.30	391,046.24		-
180-365 Days	8,341.73	26,662.04	834.17	2,666.20
365-720 Days	13,825.83	21,628.33	9,678.08	15,139.83
Over 720 Days	13,845,897.46	16,721,720.98	13,845,897.46	16,721,720.98
Total	14,363,431.33	17,161,057.58	13,856,409.72	16,739,527.01

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

Our allowance for doubtful accounts as a percentage of accounts receivable was 96.5% and 97.5% as of December 31, 2023 and 2022, respectively. The 1% decrease is due to the write-off of accounts receivable in 2023.

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $13.8 million and $16.7 million as of December 31, 2023 and December 31, 2022, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2023 and 2022 were as follows:

	For the Fiscal Years Ended
	December 31,
	2023	2022
Balance, Beginning of Period	$16,739,527	$18,312,707
Bad debt benefit	(15,757)	(93,851)
Bad debt write-offs	(2,671,896)	0
Foreign currency translation adjustment	(265,800)	(1,479,329)
Balance, End of Period	$13,786,074	$16,739,527

Our bad debt benefit for the year ended December 31, 2023 was $15,757, as compared to $93,851 in 2022.

Loss from Operations

Our operating loss for the year ended December 31, 2023 was $2.8 million, compared to $3.5 million in 2022.

Net Interest Expense

Net interest expense was $0.33 million for the year ended December 31, 2023 and $0.42 million for the year ended December 31, 2022.

Net Loss

Net loss for the year ended December 31, 2023 was $3.1 million, compared to net loss of $3.9 million for the year ended December 31, 2022. The decrease in net loss was mainly a result of the decline in expenses more than the decline in revenue.

Loss per basic and diluted common share was $0.91 for the year ended December 31, 2023 and $3.78 for the year ended December 31, 2022, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 3,383,573 for 2023, as compared to 1,051,371 for 2022.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, bank lines of credit and the convertible note payable. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of December 31, 2023, the aggregated advance from our CEO was $1,133,809 for use in operations. Our cash and cash equivalents were $1.42 million, representing 8.6% of our total assets, as of December 31, 2023, as compared to $2.03 million, representing 11.4% of our total assets as of December 31, 2022. All of the $1.42 million of cash and cash equivalents as of December 31, 2023 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson, and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit in details described under Note 7 to its audited condensed consolidated financial statements contained in this annual report which is incorporated by reference herein.

China Pharma issued a convertible note to an institutional accredited investor as disclosed in Note 8 to the audited condensed consolidated financial statements contained in this report which is incorporated by reference herein.

Although the Company obtained additional lines of credit in 2023, there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital in 2023, there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.70 million in the year ended December 31, 2023, compared to $0.41 million in 2022.

As of December 31, 2023, our net accounts receivable was $0.50 million, an increase of $0.08 million from $0.42 million as of December 31, 2022.

As of December 31, 2023, total inventory was $3.7 million, compared to $2.9 million as of December 31, 2022.

Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $0.01 million, compared to $0.40 million for the year ended December 31, 2022.

Financing Activities

Cash flow provided by financing activities was $0.07 million in the year ended December 31, 2023; compared to cash flow used in financing activities of $1.77 million in the year ended December 31, 2022.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2023 and December 31, 2022, Helpson’s net assets totaled $(2,289,000) and $(190,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of December 31, 2023 and December 31, 2022, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at December 31, 2023 and 2022.  There were no allocations to the statutory surplus reserve accounts during the twelve months ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and 2022, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2023, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers as of March 24, 2024, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	71	Chairperson, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	67	Director
Gene Michael Bennett	76	Independent Director
Yingwen Zhang	79	Independent Director
Baowen Dong	81	Independent Director

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

Zhilin Li is the Chairperson, President, Chief Executive Officer and interim Chief Financial Officer of our company. She has served as a director since 2006 and as the President and Chief Executive Officer since 2005. She was a founder of Helpson, and served as Chairperson and Chief Executive Officer of Helpson from 1993 to 2005. Ms. Li was formerly the president of Haikou Bio-Engineering Institute as well as the vice president of Sichuan Institute of Biology. She graduated from Sichuan University with a degree in biology.

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

Gene Michael Bennett has served as our independent director since February 2008. Presently, Mr. Bennett is Chairperson of the board of directors for Bonita Healthcare Ltd, Houston, Texas, USA, and Chairperson of the Board of Redwood Senior Living Inc. located in Alameda County, California, USA. From 2013 through 2015 Mr. Bennett served as part-time CFO for Kang Jia Fu, Royal Traditional Health Investment Management Co. Ltd, located in Wuxi, Jiangsu Province, China and advisor to Swiss Capital Asia, located in Hong Kong. From 2009 through 2013, Mr. Bennett served as the CEO of American General Business Association, located in Beijing, China. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He was a partner of ProCFO Company based in California which provided contract chief financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade University of Honolulu, Hawaii, USA. In addition, he previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University and an accounting, tax, and audit professor at California State University at Fullerton. He also acted as chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He obtained his CPA license from the State of Colorado, which is currently inactive.

Yingwen Zhang has served as our independent director since February 2008. He also currently serves as a consultant of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer. He acted as Senior Consultant and Chairperson of HSE (Health Safe and Environment) Committee of SINOFERT Holdings Limited (HKG: 0297) of SINOCHEM Group from October 2005 to June 2009. He served as an independent director of a public company, Chongqing New Energy Co., Ltd. (SH.600847), from 2007 to 2018. Additionally, Mr. Zhang was appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, from 1988 to 2000, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China). In his early career he was a chemical engineer and senior economist, and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as vice CEO and then CEO of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the SINOPEC Group. Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2023 as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2023, the Reporting Persons met all applicable Section 16(a) filing requirements except for the following: (i) Zhilin Li did not timely file Form 4 after being granted 2,751,413 (pre-reverse stock split, 13,757,063 shares) shares on September 29, 2023. However, the Form 4 corresponding to the transaction was subsequently filed on October 19, 2023; and (ii) Tao Liu did not timely file Form 3 after being granted 3,000,000 (pre-reverse stock split, 15,000,000 shares) shares on December 28, 2023. However, the Form 3 corresponding to the transaction was subsequently filed on January 26, 2024.

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

Audit Committee

On February 1, 2008, we established an audit committee, which currently consists of our three independent directors: Gene Michael Bennett, Yingwen Zhang and Baowen Dong. Mr. Bennett, the Chairperson of the Audit Committee, is an “audit committee financial expert” as defined in Item 401(d)(5) of Regulation S-K promulgated under the Securities Act. The audit committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which attached as Exhibit 99.1 to our Annual Report on Form 10-K filed on March 17, 2009, and available on our website at www.chinapharmaholdings.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2023.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and principal	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	Earnings ($)	($)	($)

Zhilin Li	2023	225,600						16,000	241,600
Chairperson, Chief	2022	225,600	-	-	-	-	-	16,000	241,600
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairperson of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on June 30, 2025. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2023, when aggregated with her compensation from our U.S. holding company level, was $241,600.

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

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment No. 1”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment No. 1 was adopted by the stockholders on December 19, 2019. The 2010 Incentive Plan, as amended, gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. On October 25, 2021, our Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to our Long-Term 2010 Incentive Plan (the “Plan”) to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 (500,000 pre reverse stock split) shares from 80,000 (400,000 pre reverse stock split) shares to 180,000 (900,000 pre reverse stock split) shares (the “Amendment”).  On October 27, 2022, the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 (500,000 pre reverse stock split) shares from 180,000 (900,000 pre reverse stock split) to 280,000 (1,400,000 pre reverse stock split). On October 18, 2023, the Board of Directors approved and on December 17, 2023, the stockholders adopted the Amendment No.1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 300,000 (1,500,000 pre reverse stock split) shares from 280,000 (1,400,000 pre reverse stock split) to 580,000 (2,900,000 pre reverse stock split). As of March 24, 2024, 482,000 shares of restricted stock were outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2023.

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

Ms. Zhilin Li, our Chairperson, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 28, 2023, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $6,202), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.55 per share (pre-reverse stock split, $0.11 per share). As of the date of this report, no warrants have been issued to Mr. Bennett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 24, 2024, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 24, 2024, an aggregate of 14,816,865 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairperson of the Board	3,027,613	20.43%

Heung Mei Tsui Director	186,253	1.26%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	3,213,866	21.69%

Beneficial stockholders with 5% or more ownership

Tao Liu	3,000,000	20.25%
Lihua Li	1,000,000	6.75%
Kui Lai	1,000,000	6.75%
Jianying Cai	1,000,000	6.75%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 24, 2024, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 14,816,865 shares of common stock outstanding as of March 24, 2024, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 24, 2024 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 75,000 shares of our common stock (5,000 shares in each of year between 2008 to 2023 fiscal years). As of the date of this report no such warrants were issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Tsui, one of our directors, has made various loans to the Company. The balance of such loans from Ms. Tsui remained $1,354,567 as of December 31, 2022 and 2021. The loans bear interest at a rate of 1% per annum and principal and interest were payable by December 31, 2022, pursuant to a loans extension confirmation letter executed by the Company and Ms. Tsui in 2021. We recognized interest expense of $13,546 and $13,546 for the years ended December 31, 2022 and 2021, respectively. On August 23, 2023, Ms. Tsui entered into certain loan transfer agreement. Pursuant to the agreement, Ms. Tsui agreed to transfer the Company’s debt of $1,854,452.1 to Ms. Li. On September 28, 2023, Ms. Li and the Company entered into certain loan settlement agreement on the above debt, of which Ms. Li agreed to settle the above-mentioned loan in the form of 2,751,412 shares (pre-reverse stock split, 13,757,063 shares) from the Company. Such issuance was completed on September 29, 2023.

The Company received net advances totaling $0 and $1,183,414 and repaid $223,013 and $562,659 of the advances during the years ended December 31, 2022 and 2021, respectively from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer as of December 31, 2022 and 2021, respectively. On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 9, 2024, on identical terms. Total interest expense related to the loan for the year ended December 31, 2023 and 2022 was $27,644 and $28,962.

Independence of the Board of Directors

The board of directors has determined that Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE American.

Pay Versus Performance

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to “smaller reporting companies” as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

(a) Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)	(f) Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(3)	(g) Net Income ($)(4)

2021	$241,600	$1,179,200	$0	$0	$108.25	$(3,399,476)
2022	$241,600	$0	$0	$0	$21.51	$(3,972,841)
2023	$236,000	$0	$0	$0	$2.71	$(3,022,018)

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Chairperson Li for each corresponding year in the “Total” column of the Summary Compensation Table. See “Executive Compensation - Summary Compensation Table.

(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Chairperson Li as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b). In accordance with the requirements of Item 401(v)(2)(iii) of Regulation S-K, we adjusted the amount in 2023 and 2022 to show the compensation as unpaid. In 2021, we adjusted for $1,179,000 paid via the issuance of 35,200 shares of fully vested common stock at the price of $33.50 per share from the Amended and Restated Long Term 2010 Incentive Plan to Chairperson Li in lieu of salary from years prior to 2021.

(3)	Total Shareholder Return is determined based on the value of an initial fixed investment in the Company’s common stock of $100 on December 31, 2020 and calculated in accordance with Item 201(e) of SEC Regulation S-K.

(4)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Nomination and Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Nomination and Compensation Committee takes various factors into account in determining the competitiveness of its executive compensation. Over the past three fiscal years the Nomination and Compensation Committee has recognized the significant time and effort required by the executive officer to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the NYSE American Market, and to source and evaluate patent technology acquisition opportunities.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by B F Borgers CPA PC, our principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $132,000 and $132,000 for the fiscal year ended December 31, 2023, and 2022.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2023 and 2022.

Tax Fees

We did not incur any tax fees during the fiscal year ended December 31, 2023.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by B F Borgers CPA PC, for our consolidated financial statements as of and for the year ended December 31, 2023.

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

Date: April 1, 2024	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairperson of the Board, President, Chief Executive Officer	April 1, 2024
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	April 1, 2024
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	April 1, 2024
Gene Michael Bennett

/s/ Yingwen Zhang	Director	April 1, 2024
Yingwen Zhang

/s/ Baowen Dong	Director	April 1, 2024
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2*	The First Amended and Restated Articles of Incorporation of the Company

3.3*	The Second Amended and Restated Articles of Incorporation of the Company.

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

4.1	Convertible Promissory Note dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2022).

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.6	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.7	Amended and Restate 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to the Appendix A of our Proxy Statement on Schedule 14A filed on November 14, 2022)

10.8	Amendment No.1 to the Amended and Restate 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to the Appendix A of our Proxy Statement on Schedule 14A filed on November 7, 2023)

10.9	Securities Purchase Agreement between China Pharma Holdings, Inc. and Streeterville Capital, LLC dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

10.10	Convertible Promissory Note dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021)

10.11	Amendment to the Convertible Note. (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2023)

10.12	Technology Transfer Contract between Hainan Helpson Medical & Biotechnology Co., Ltd and Chengdu Bonier Medical Technology Development Co., Ltd. dated November 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on December 2, 2022)

10.13*#	Loan Settlement Agreement between China Pharma Holdings, Inc. and Ms. Zhilin Li.

10.14*#	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Tao Liu.

10.15*#	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Lihua Li.

10.16*#	Office Lease for Second Floor of the Company’s Principal Executive Office Dated June 5, 2023.

10.17*#	Office Lease for Third Floor of the Company’s Principal Executive Office Dated June 5, 2023.

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of the Independent Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy of the Company

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits filed herewith.

#	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(a)(6) and Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2016

Lakewood, CO

April 1, 2024

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,423,838	$2,029,971
Banker’s acceptances	65,915	13,784
Trade accounts receivable, less allowance for doubtful accounts of $13,786,074 and $16,739,527, respectively	504,448	421,531
Other receivables, less allowance for doubtful accounts of $27,017 and $27,149, respectively	157,944	29,139
Advances to suppliers	2,013	444,637
Inventory	3,732,517	2,947,787
Prepaid expenses	110,258	77,697
Total Current Assets	5,996,933	5,964,546

Property, plant and equipment, net	7,100,425	9,973,065
Operating lease right of use asset	116,610	39,046
Intangible assets, net	3,255,232	1,807,486
TOTAL ASSETS	$16,469,200	$17,784,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$966,420	$667,082
Accrued expenses	298,829	404,807
Other payables	2,282,692	2,390,063
Advances from customers	90,507	520,295
Borrowings from related parties	1,133,809	2,475,840
Operating lease liability	77,727	40,445
Current portion of lines of credit	1,030,680	2,440,915
Convertible, redeemable note payable, net of issue discount	940,000	3,800,000
Total Current Liabilities	6,820,664	12,739,447
Non-current Liabilities:
Operating lease liability, net of current portion	39,910	-
Lines of credit, net of current portion	1,411,891	-
Deferred tax liability	742,114	754,698
Total Liabilities	9,014,579	13,494,145
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 10,625,788 shares and 1,498,180 shares issued and outstanding, respectively	10,625	1,498
Additional paid-in capital	35,282,256	28,926,931
Retained deficit	(39,290,314)	(36,211,496)
Accumulated other comprehensive income	11,452,054	11,573,065
Total Stockholders’ Equity	7,454,621	4,289,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,469,200	$17,784,143

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2023	2022
Revenue	$7,011,299	$8,104,092
Cost of revenue	7,292,384	8,598,008
Gross (loss) profit	(281,085)	(493,916)

Operating expenses:
Selling expenses	780,328	1,069,785
General and administrative expenses	1,466,084	1,893,269
Research and development expenses	240,080	185,858
Bad debt benefit	(15,757)	(93,851)
Total operating expenses	2,470,735	3,055,061

Loss from operations	(2,751,820)	(3,548,977)

Other income (expense):
Interest income	6,602	10,755
Interest expense	(333,600)	(434,619)
Net other expense	(326,998)	(423,864)

Loss before income taxes	(3,078,818)	(3,972,841)
Income tax expense	-	-
Net loss	(3,078,818)	(3,972,841)
Other comprehensive income (loss) - foreign currency translation adjustment	(121,011)	(990,764)
Comprehensive loss	$(3,199,829)	$(4,963,605)
Loss per share:
Basic and diluted	$(0.91)	$(3.78)
Weighted average shares outstanding	3,383,573	1,051,371

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2021	946,791	947	25,691,760	(32,238,655)	12,563,829	6,017,881
Issuance of common stock for intangible assets	310,446	310	1,707,142	-	-	1,707,452
Stock option compensation	-	-	36,270	-	-	36,270
Issuance of common stock for services	6,000	6	41,994	-	-	42,000
Conversions of note payable to common stock	234,943	235	1,449,765	-	-	1,450,000
Net loss for the year	-	-	-	(3,972,841)	-	(3,972,841)
Foreign currency translation adjustment	-	-	-	-	(990,764)	(990,764)
Balance, December 31, 2022	1,498,180	1,498	28,926,931	(36,211,496)	11,573,065	4,289,998
Issuance of common stock for intangible assets	3,000,000	3,000	1,647,000	-	-	1,650,000
Conversions of note payable to common stock	3,362,111	3,362	2,856,638	-	-	2,860,000
Conversion of related party note and interest	2,751,412	2,751	1,851,701			1,854,452
Net loss for the year	-	-	-	(3,078,818)	-	(3,078,818)
Foreign currency translation adjustment	-	-	-	-	(121,011)	(121,011)
Share rounding due to reverse split	14,085	14	(14)	-
Balance, December 31, 2023	10,625,788	$10,625	$35,282,256	$(39,290,314)	$11,452,054	$7,454,621

The accompanying notes are an integral part of these consolidated  financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,078,818)	$(3,972,841)
Depreciation and amortization	2,753,653	2,700,533
Bad debt (benefit) expense	(15,757)	(93,851)
Stock and stock option compensation	-	78,270
Loss on disposal of property, plant & equipment	45,385	-
Changes in assets and liabilities:
Trade accounts and other receivables	(938,021)	(170,194)
Advances to suppliers	437,431	(459,959)
Inventory	(25,032)	689,104
Trade accounts payable	312,045	(187,734)
Other payables and accrued expenses	257,778	692,190
Advances from customers	(423,261)	339,659
Prepaid expenses	(25,089)	(24,722)
Net Cash Used in Operating Activities	(699,686)	(409,545)

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,517)	(401,964)
Net Cash Used in Investing Activities	(11,517)	(401,964)

Cash Flows from Financing Activities:
Payments of line of credit	(1,490,049)	(2,140,921)
Proceeds from lines of credit	1,532,622	564,965
Borrowings and interest from related party	30,572	28,962
Repayments to related party	-	(223,013)
Net Cash (Used In) Provided By Financing Activities	73,145	(1,770,007)

Effect of Exchange Rate Changes on Cash	31,925	(247,573)
Net Increase in Cash, Cash Equivalents and Restricted Cash	(606,133)	(2,829,089)
Cash and Cash Equivalents at Beginning of Period	2,029,971	4,859,060
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,423,838	$2,029,971

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$92,439	$141,797

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$865,733	$503,383
Inventory purchased with banker’s acceptances	813,105	575,713
Right-of-use assets obtained in exchange for operating lease obligations	156,273	-
Common stock issued for intangible assets	1,650,000	1,707,452
Conversion of related party note and interest to common stock	1,854,542	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Liquidity and Going Concern

As of December 31, 2023, the Company had cash and cash equivalents of $1.4 million and an accumulated deficit of $39.3 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer (“Chairperson Li”) has advanced an aggregate of $1,133,809 as of December 31, 2023 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and costs of selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Reverse Stock Split – Effective March 6, 2024, the Company implemented a 1-for-5 reverse stock split as more fully discussed in Note 14. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for doubtful accounts. The allowances for doubtful accounts are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges (credits) to bad debt expense totaled ($15,757) and ($93,851) for the years ended December 31, 2023 and 2022, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 and $0 against the allowance for the years ended December 31, 2023 and 2022, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Leases – At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise. The Company calculates the present value of lease payments using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. At the lease commencement date, the Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company may enter into leases with an initial term of 12 months or less (“Short-Term Leases”). For any Short-Term Leases, the Company records the rent expense on a straight-line basis and does not record the leases on the balance sheet.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2023 and 2022, the Company evaluated its long-lived assets and determined that no impairment adjustments were necessary.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $90,507 and $520,295 and are recorded as a liability on the accompanying balance sheet as “Advances from customers” as of December 31, 2023 and 2022, respectively. The subsequently recognized revenue was $81,456as of March 29, 2024.

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

As of December 31, 2023, the Company has potentially dilutive common shares related to the option to purchase 13,300 shares of common stock and the 6,267 shares issuable upon conversion of the Convertible Note Payable are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will was effective for public business entities that are SEC smaller reporting company filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of the standard had no material impact on its financial statements.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2023	2022
Raw materials	1,849,213	1,839,641
Work in process	413,597	557,146
Finished goods	1,469,707	551,000
Total Inventory	$3,732,517	$2,947,787

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Permit of land use	$397,684	$404,427
Building	9,234,836	9,391,433
Plant, machinery and equipment	27,170,123	27,780,585
Motor vehicle	303,697	438,138
Office equipment	388,740	308,847
Total	37,495,080	38,323,430
Less: accumulated depreciation	(30,394,655)	(28,350,365)
Property, plant and equipment, net	$7,100,425	$9,973,065

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $2,529,858 and $2,663,975 for the years ended December 31, 2023 and 2022, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier Agreement”) and the Technology Transfer Agreement (the “Agreement”) with Tao Liu discussed below. The Company did not obtain NMPA production approval for any new medical formulas during the years ended December 31, 2023 and 2022 and no costs were reclassified from advances to intangible assets during the years ended December 31, 2023 and 2022, respectively. On August 9, 2023, the Company obtained the “Drug Supplementary Application Approval Notice” from the NMPA for the indicating that the Company’s existing formular Candesartan tablets have passed the quality and efficacy consistency evaluation of generic drugs.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $223,796 and $36,558 for the years ended December 31, 2023 and 2022, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

On December 15, 2023, the Company entered into a Technology Transfer Agreement (the “Agreement”) with Tao Liu (the “Transferor”). The Transferor owns an invention patent of a drug combination for the treatment of chronic obstructive pulmonary disease (the “Invention Patent”). Pursuant to the Agreement, the Transferor will transfer the ownership of the Invention Patent to Helpson. The Transferor or its designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

Effective December 15, 2023 China Pharma issued 3,000,000 shares of its common stock valued at $1,650,000 based on the closing market price of its common stock of $0.55 per share at that date. The Company recorded the amount as Intangible assets on the accompanying balance sheet at December 31, 2023. The value of the intangible asset will be amortized over its remaining useful life of approximately 14.8 years.

During the ten years after the product launches to the market, if and only if the product generates profit, Helpson shall pay 15% of the net profit of the sales in cash on an annual basis to the Transferor.

On November 28, 2022, the Company entered into a Technology Transfer Contract (the “Bonier Agreement”) with Chengdu Bonier Medical Technology Development Co., Ltd (“Bonier”). Bonier owns the know-how of a technical invention and creation of an ophthalmic oxygen enriched atomization therapeutic instrument, which has obtained a utility model patent (the “Utility Model Patent”) and applied for an invention patent (the “Invention Patent”) at the same time. Pursuant to the Agreement, Bonier will transfer the ownership of the Utility Model Patent of the technical invention and the Invention Patent application right of the invention to Helpson. Bonier or its designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services, with a term of ten years. Effective November 28, 2022 the Company issued 310,446 share of its common stock valued at $1,707,452 based on the closing market price of its common stock of $5.50 per share at that date. The Company recorded the amount as Intangible assets on the accompanying balance sheet at December 31, 2022. The value of the intangible asset will be amortized over its remaining useful life of approximately 9.7 years.

The Company will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the above mentioned Invention Patent.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the years ended December 31, 2023 and 2022, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Intangible assets consisted of the following:

	December 31,	December 31,
	2023	2022
NMPA approved medical formulas	$4,766,353	$4,847,176
Technology from Bonier	1,726,497	1,707,452
Invention Patent	1,653,028	-
Accumulated amortization	(4,890,646)	(4,747,142)
Net carrying amount	$3,255,232	$1,807,486

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2024	327,050
2025	321,235
2026	292,156
2027	292,156
2028	292,156
Thereafter	1,730,479
Total	$3,255,232

NOTE 5 – OTHER PAYABLES

Other Payables consisted of the following:

	December 31,	December 31,
	2023	2022
Compensation payable to officer	1,243,506	951,506
Compensation and interest to related parties	$12,000	$372,578
Business taxes and other	1,027,186	1,065,979
Total Other Payables	$2,282,692	$2,390,063

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 – RELATED PARTY TRANSACTIONS

A member of the Company’s board of directors (“Board”) had previously advanced to the Company an aggregate amount of $1,354,567 as of December 31, 2022 which is recorded as “Other payables – related parties” on the accompanying condensed consolidated balance sheets. The advances bore interest at a rate of 1.0% per year.  Total interest expense years ended December 31, 2023 and 2022 was $6,773 and $13,546, respectively. Compensation and interest payable to the board member is included in Other payables in the accompanying condensed consolidated balance sheet totaling $12,000 and $372,578 as of December 31, 2023 and 2022, respectively. On August 23, 2023, the director entered into a certain debt transfer agreement with Chairperson Li, pursuant to which the rights to collect a total amount of $1,854,452 were assigned to Chairperson Li. On September 28, 2023, Chairperson Li entered into a certain loan settlement agreement, pursuant to which both parties agreed to convert the aggregate amount of $1,854,452 owed by the Company into 2,751,412 shares of restricted common stock of the Company. Such issuance was completed on September 29, 2023.

The Company received advances totaling $2,928 and $0 and repaid $0 and $223,013 of the advances during the years ended December 31, 2023 and 2022, respectively from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. Total amounts owed were $1,121,273 and $1,425,123 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of December 31, 2021 and 2020, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2023. Total interest expense related to the loan for the years ended December 31, 2023 and 2022 was $27,644 and $28,962, respectively. Compensation payable to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer is included in Other payables in the accompanying consolidated balance sheet totaling $1,243,506 and $951,506 as of December 31, 2023 and 2022, respectively.

NOTE 7 – LINES OF CREDIT AND CONSTRUCTION LOAN FACILITY

Lines of Credit

On June 25, 2021 the Company entered into a loan with Bank of Communications bearing an interest rate of 4.17%. The Company paid all principal and interest on June 21, 2022 and on June 22, 2022 entered into a new loan for the same principal amount bearing interest at 4.17% and due December 21, 2022. On December 21, 2022 the Company repaid the loan in full and entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9%. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit. The line of credit was payable on December 20, 2023. The line of credit was paid in full on December 15, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2023 and 2022 was $31,750 and $53,283, respectively. On February 2, 2024 the Company repaid RMB 3,500,000 under this line of credit.

The Company obtained a line of credit of RMB 3,200,000 (approximately $0.5 million) from China CITIC Bank in September 2020 and obtained an advance of RMB 2,343,340 (approximately $0.3 million), and the remaining of RMB 856,660 (approximately $0.1 million) in October 2020 under this line. The loan bears interest at the rate of 4.50% per annum. In September, 2021 the Company repaid the line of credit in full. Also in September, 2021 the Company entered into a new line a credit in the amount of RMB 3,200,000 (approximately $0.8 million). The loan bears interest at the rate of 4.50% per annum. The line of credit was due on September 2, 2022. The line of credit was paid in full on September 6, 2022. On September 9, 2022, the Company received a new line of credit in the same amount. The loan bears interest at a rate of 4.5% and is due on September 7, 2023 and was repaid in full as of that date. In addition, the Company’s Chief Executive Officer and Chair of the Board had personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2023 and 2022 was $19,579 and $20,548, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

On September 18, 2021 the Company obtained a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.85% per annum. The line of credit was paid in full on the due date of September 18, 2022. On September 30, 2022 the Company received a new line of credit in the same amount. The loan bears interest at the rate of 3.45% and was due September 28, 2023. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $48,624 and $54,923 for the years ended December 31, 2023 and 2022, respectively.

Principal payments required for the remaining terms of the lines of credit as of December 31, 2023 are as follows:

Year	Lines of Credit
2024	$2,442,571
$2,442,571

In April 2020, the Company obtained a line of credit from Postal Savings Bank of China for an aggregate amount of RMB 10,000,000 (approximately $1.4 million), of which RMB 5,000,000 (approximately $0.7 million) was advanced in April 2020, and RMB 3,000,000 (approximately $0.4 million) was advanced in July 2020. The loan bore interest at a rate of 4.25% per annum. Advances on the line of credit were due two years from the date of the advance. A third party company had guaranteed the loan as being a second priority creditor in the collateral in certain land use rights and buildings next to the creditor of the construction loan facility as discussed above. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the line of credit. Total interest expense under this facility for the years ended December 31, 2022 was $12,063. The Company repaid the remaining RMB 5,900,000 (approximately $0.85) during the year ended December 31, 2022 as per the repayment schedule in full satisfaction of the line of credit.

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the construction loan facility outstanding as of December 31, 2023 and December 31, 2022 approximated its fair value because the underlying instrument bears an interest rate that approximated current market rates.

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

The Note was originally convertible into 70,000 shares of China Pharma’s common stock at a price of $75.00 per share through April 19, 2022. Thereafter, the Note was convertible into 35,000 shares at a price of $150.00 per share. As of December 31, 2023 the Note is convertible into 6,267 shares of common stock.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date, as defined in the Note, upon three trading days’ notice, in cash or converting into shares of China Pharma’s common stock, at a price equal to 82% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 176,229 shares based on the lowest volume weighted average price of $29.79085 on the inception date of November 19, 2021. As of December 31, 2023, the Note was redeemable into 2,159,964 shares of common stock based on 82% of the lowest volume weighted average price of $0.436 on that date.

Total interest expense for the years ended December 31, 2023 and 2022 was $206,744 and $250,314, respectively.

2023 Redemptions

On January 5, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $3.815, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 39,319 shares of common stock to the Investor on January 6, 2023.

On January 18, 2023 the Investor delivered its notice of redemption for $250,000 of the Note and related interest at the conversion price of $3.815, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 65,531 shares of common stock to the Investor on January 19, 2023.

On March 2, 2023 the Investor delivered its notice of redemption for $250,000 of the Note and related interest at the conversion price of $2.875, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 86,957 shares of common stock to the Investor on March 8, 2023.

On April 7, 2023 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $1.404, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 142,450 shares of common stock to the Investor on April 13, 2023.

On May 1, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $1.322, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 113,465 shares of common stock to the Investor on May 3, 2023.

On May 24, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $1.2435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 120,628 shares of common stock to the Investor on May 25, 2023.

On June 6, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $1.328, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 112,952 shares of common stock to the Investor on June 13, 2023.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

On June 23, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $1.4225, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, China Pharma issued a total of 105,448 shares of common stock to the Investor on June 27, 2023.

On August 9, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $1.0715, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 139,991 shares of common stock to the Investor on August 11, 2023.

On August 21, 2023 the Investor delivered its notice of redemption for $245,000 of the Note and related interest at the conversion price of $1.0715, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 228,652 shares of common stock to the Investor on August 22, 2023.

On September 1, 2023, the Investor delivered its notice of redemption for $140,000 of the Note and related interest at the conversion price of $0.666, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 210,211 shares of common stock to the Investor on September 6, 2023.

On September 12, 2023, the Investor delivered its notice of redemption for $75,000 of the Note and related interest at the conversion price of $0.579, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 129,534 shares of common stock to the Investor on September 13, 2023.

On October 6, 2023 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.546, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 183,150 shares of common stock to the Investor on October 9, 2023.

On October 12, 2023 the Investor delivered its notice of redemption for $115,000 of the Note and related interest at the conversion price of $0.513, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 224,172 shares of common stock to the Investor on October 13, 2023.

On October 17, 2023 the Investor delivered its notice of redemption for $115,000 of the Note and related interest at the conversion price of $0.513, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 224,172 shares of common stock to the Investor on October 17, 2023.

On November 6, 2023 the Investor delivered its notice of redemption for $80,000 of the Note and related interest at the conversion price of $0.3765, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 212,444 shares of common stock to the Investor on November 7, 2023.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

On November 29, 2023 the Investor delivered its notice of redemption for $125,000 of the Note and related interest at the conversion price of $0.368, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 339,674 shares of common stock to the Investor on November 30, 2023.

On November 30, 2023 the Investor delivered its notice of redemption for $115,000 of the Note and related interest at the conversion price of $0.368, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 312,500 shares of common stock to the Investor on December 1, 2023.

On December 13, 2023 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.4045, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 370,828 shares of common stock to the Investor on December 18, 2023.

Subsequent to December 31, 2023 the Investor delivered additional notices of redemption as discussed in Note 14.

2022 Redemptions

On March 21, 2022 the Investor delivered its notice of redemption for $100,000 of the Note at the lowest volume weighted average price of $15.565 during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 6,425 shares of common stock to the Investor on March 23, 2022.

On March 30, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the price of $15.645, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 12,874 shares of common stock to the Investor on March 31, 2022.

On June 13, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the price of $9.90, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 20,202 shares of common stock to the Investor on June 13, 2022.

On August 3, 2022 the Investor delivered its notice of redemption for $200,000 of the Note and related interest at the conversion price of $8.775, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 22,792 shares of common stock to the Investor on August 4, 2022.

On October 17, 2022 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $5.60, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 17,857 shares of common stock to the Investor on October 18, 2022.

On December 1, 2022 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $4.145, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 24,126 shares of common stock to the Investor on December 2, 2022.

On December 5, 2022 the Investor delivered its notice of redemption for $310,000 of the Note and related interest at the conversion price of $4.145, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 74,789 shares of common stock to the Investor on December 6, 2022.

On December 13, 2022 the Investor delivered its notice of redemption for $90,000 of the Note and related interest at the conversion price of $4.55, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 19,781 shares of common stock to the Investor on December 14, 2022.

On December 14, 2022 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $4.145, which was 85% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 36,181 shares of common stock to the Investor on December 15, 2022.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right to use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the years ended December 31, 2023 and 2022, operating lease cost was $77,265 and $78,092, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $80,647 and $82,015, respectively. As of December 31, 2023 and 2022, the Company reported operating lease right of use assets of $116,610 and $39,046, respectively and operating use liabilities of $117,637 and $40,445, respectively. As of December 31, 2023, its operating leases had a weighted average remaining lease term of 1.50 years and a weighted average discount rate of 4.75%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended December 31:

2024	$80,647
2025	$40,324
Total undiscounted cash flows	120,971
Less: Imputed interest	(3,334)
117,637
Less: Operating lease liabilities, current portion	(77,727)
Operating lease liabilities, net of current portion	$39,910

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2023, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2020 through December 31, 2023 and the Chinese income tax return for the year ended December 31, 2023 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the years ended December 31, 2023 and 2022, respectively due to continued net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2023	2022
(Benefit) tax at statutory rate of 25%	$(769,704)	$(973,717)
Prior year refund received	-	-
Other, primarily the difference in U.S. tax rates	3,382	8,416
Change in valuation allowance	766,322	965,301
Income tax expense	$-	$-

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Allowance for doubtful trade receivables	$3,446,519	$4,184,882
Allowance for doubtful other receivables	6,754	6,787
Inventory obsolescence reserve	32,355	34,921
Stock compensation	3,201	3,201
Expenses not deductible in current year	1,069,198	1,087,328
Advances for intangible assets impairment	9,619,060	9,782,172
Lease liability, net	257	349
PRC net operating loss carry forward	5,275,411	5,036,114
U.S. net operating loss carry forward	2,078,262	1,849,800
Total deferred income tax assets	21,531,017	21,985,554
Valuation allowance	(21,531,017)	(21,985,554)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$742,114	$754,698

As of December 31, 2022, the Company had net operating loss carryforwards for PRC tax purposes of approximately $21.1 million which are available to offset any future taxable income through 2028. Approximately $3.4 million of these carryforwards expired in December 2023. The Company also has net operating losses for United States federal income tax purposes of approximately $9.9 million of which $5.1 million is available to offset future taxable income, if any, through 2039, and $4.8 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2023 and 2022.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,531,017 and $21,467,355 as of December 31, 2023 and 2022, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds as of December 31, 2023 and 2022. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$65,915	$-	$65,915	$-
Total	$65,915	$-	$65,915	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2022	Level 1	Level 2	Level 3
Banker’s acceptance notes	$13,784	$-	$13,784	$-
Total	$13,784	$-	$13,784	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s Board.

According to relevant PRC laws, companies registered in the PRC, including the Company’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at December 31, 2023 and 2022.

Effective March 6, 2024, the Company implemented a 1-for -5 reverse stock split as more fully discussed in Note 14. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

Effective March 6, 2023 China Pharma implemented a 1-for-10 reverse split of its common stock. The reverse stock split was approved by the Company’s Board of Directors through unanimous written consent and China Pharma’s stockholders at its Annual Meeting for the fiscal year ended on December 31, 2021, which was held on December 27, 2022. Upon the effectiveness of the reverse stock split, every 10 shares of China Pharma’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Instead, any fractional shares that resulted from the split were rounded up to the next whole number. The reverse stock split affects all stockholders uniformly and does not alter any stockholder’s percentage interest in China Pharma’s outstanding common stock, except for adjustments that may result from the treatment of fractional shares. All share and per share amounts have been retroactively restated for all periods presented in the accompanying consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 shares from 80,000 shares to 180,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 shares from 180,000 to 280,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 280,000 to 580,000. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 580,000 shares of common stock. Through December 31, 2023, there were 84,700 shares of stock and stock options granted and outstanding under the Plan.  A total of 13,300 options were outstanding as of December 31, 2023 under the Plan. As such, there are 482,000 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the year ended December 31, 2023 and as such, no compensation expense was recognized for the period.

On October 3, 2022 the Company issued 6,000 shares of common stock pursuant to a contract with a consultant to the Company for services. The Company recorded compensation expense totaling $42,000 based on the closing market price of its common stock of $7.00 per share on the issuance date. The contract also calls for the issuance of up to 18,000 additional shares of common stock contingent upon the achievement of certain milestones as described in the contract. At December 31, 2023 these milestones had not been met.

On October 4, 2022 the Company issued an option to purchase 12,000 shares of common stock at an exercise price at $28.00 per share, under the Plan to the same consultant in the preceding paragraph. The Option vests immediately and expires on October 3, 2027. The fair value of the options granted of $36,270 was calculated using the Black-Scholes option valuation model using the closing market price of $7.50 per share, volatility of 115.5%, risk free interest rate of 3.84% and an expected life of 2.5 years. The value was charged to general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2022.

On September 9, 2021 the Company issued an aggregate of 35,200 fully vested shares of common stock at the price of $33.50 per share, representing the closing market price on that date to its Chairperson, Chief Executive Officer and Interim Chief Financial Officer under the Plan, as amended, to partially offset certain unpaid cash compensation totaling $1,179,200.

Also on September 9, 2021 the Company issued an option to purchase 1,300 shares of common stock at an exercise price at $73.70 per share, under the Plan. The Option vests immediately and expires on September 9, 2024. The fair value of the options granted of $15,243 was calculated using the Black-Scholes option valuation model using the closing market price of $33.50 per share, volatility of 118.4%, risk free interest rate of 0.75% and an expected life of 1.5 years. The value was charged to general and administrative expenses on the accompanying Statement of Operations for the year ended December 31, 2021.

On December 23, 2020 the Board approved the issuance of 40,000 shares of common stock from the Company’s 2010 Long-Term Incentive Plan, as amended for the partial conversion of unpaid compensation totaling $864,480 to the Chairperson, Chief Executive Officer and Interim Chief Financial Officer.

As of December 31, 2023, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 13 – RISKS & UNCERTAINTIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2023, no customer accounted for more than 10% of sales and two customers accounted for 62.59% and 13.5% of accounts receivable. One suppliers accounted for 13.8% of raw material purchases, and three different products accounted for 29.2%, 27.3% and 12.5% of revenue.

For the year ended December 31, 2022, no customer accounted for more than 10% of sales and three customers accounted for 52.9%, 11.4% and 10.4% of accounts receivable. Two suppliers accounted for 21.7% and 11.1% of raw material purchases, and three different products accounted for 25.0%, 22.8% and 13.9% of revenue.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 14 – SUBSEQUENT EVENTS

On February 2, 2024, the Company entered into a Technology Transfer Agreement with Lihua Li (the “Transferor”). The Transferor owns an invention patent of a pharmaceutical composition for treatment of psoriasis (the “Invention Patent”). Pursuant to the Agreement, the Transferor will transfer the ownership of the Invention Patent to Helpson. The Transferor or its designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application.

The aggregate transfer price as contemplated by the Agreement is $1.365 million which was paid to the Transferor and his two designees upon the issuance of 3,000,000 shares of common stock of the Company at $0.455 per share based on the closing market price of the Company’s common stock as of that date. During ten years since the product launches to the market, if and only if the product generates profit, Helpson shall pay 10% of the net profit of the sales in cash on an annual basis to the Transferor.

Effective March 6, 2024 the Company implemented a 1-for-5 reverse split of its common stock. The reverse stock split was approved by the Company’s Board of Directors through unanimous written consent and the Company’s stockholders at its Annual Meeting for the fiscal year ended on December 31, 2022, which was held on December 17, 2023. Upon the effectiveness of the reverse stock split, every 5 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Instead, any fractional shares that resulted from the split were rounded up to the next whole number. The reverse stock split affects all stockholders uniformly and does not alter any stockholder’s percentage interest in the Company’s outstanding common stock, except for adjustments that may result from the treatment of fractional shares. All share and per share amounts have been retroactively restated for the years ended December 31, 2023 and 2022.

On January 11, 2024 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3945, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 380,228 shares of common stock to the Investor on January 16, 2024.

On February 1, 2024 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3725, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 402,685 shares of common stock to the Investor on February 5, 2024.

On February 16, 2024 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3675, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 408,164 shares of common stock to the Investor on February 21, 2024.