Form 10-Q
period 2024-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2024-05-15
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 15,870,070 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$838,881	$1,423,838
Banker’s acceptances	-	65,915
Trade accounts receivable, less allowance for doubtful accounts of $13,759,993 and $13,786,074, respectively	358,765	504,448
Other receivables, less allowance for doubtful accounts of $27,083 and $27,017, respectively	32,220	157,944
Advances to suppliers	11,339	2,013
Inventories	3,679,065	3,732,517
Prepaid expenses	203,999	110,258
Total Current Assets	5,124,269	5,996,933

Property, plant and equipment, net	6,450,692	7,100,425
Right-of-use assets	97,006	116,610
Intangible assets, net	4,518,482	3,255,232
TOTAL ASSETS	$16,190,449	$16,469,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$647,828	$966,420
Accrued expenses	114,636	298,829
Other payables	2,117,222	2,282,692
Advances from customers	112,357	90,507
Borrowings from related parties	1,138,795	1,133,809
Lease liabilities	78,284	77,727
Current portion of lines of credit	1,028,894	1,030,680
Convertible, redeemable note payable, net of issue discount	490,000	940,000
Total Current Liabilities	5,728,016	6,820,664
Non-current Liabilities:
Lines of credit, net of current portion	1,409,443	1,411,891
Deferred tax liability	740,828	742,114
Lease liabilities	20,008	39,910
Total Liabilities	7,898,295	9,014,579
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 14,816,865 shares and 10,625,788 shares issued and outstanding, respectively	14,816	10,625
Additional paid-in capital	37,093,065	35,282,256
Accumulated deficit	(40,246,206)	(39,290,314)
Accumulated other comprehensive income	11,430,479	11,452,054
Total Stockholders’ Equity	8,292,154	7,454,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,190,449	$16,469,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Revenue	$1,369,839	$1,960,290
Cost of revenue	1,659,863	1,782,366
Gross profit (loss)	(290,024)	177,924

Operating expenses:
Selling expenses	108,187	144,432
General and administrative expenses	488,456	417,999
Research and development expenses	31,451	23,008
Reversal of allowance for doubtful accounts	(2,066)	(10,036)
Total operating expenses	626,028	575,403

Loss from operations	(916,052)	(397,479)

Other income (expense):
Interest income	2,315	948
Interest expense	(42,155)	(79,445)
Net other expense	(39,840)	(78,497)
Loss before income taxes	(955,892)	(475,976)
Income tax expense	-	-
Net loss	(955,892)	(475,976)
Other comprehensive income (loss) - foreign currency translation adjustment	(21,575)	205,322
Comprehensive loss	$(977,467)	$(270,654)
Loss per share:
Basic and diluted	$(0.07)	$(0.29)
Weighted average shares outstanding	13,133,224	1,615,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	7,490,896	74,909	28,853,520	(36,211,496)	11,573,065	4,289,998
Conversions of Note Payable to common stock	959,029	9,591	640,409		-	650,000
Net loss for the period	-	-	-	(475,976)	-	(475,976)
Foreign currency translation adjustment	-	-	-	-	205,322	205,322
Balance, March 31, 2023	8,449,925	84,500	29,493,929	(36,687,472)	11,778,387	4,669,344

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	10,625,788	10,625	35,282,256	(39,290,314)	11,452,054	7,454,621
Conversions of Note Payable to common stock	1,191,077	1,191	448,809		-	450,000
Issuance of common stock for intangible assets	3,000,000	3,000	1,362,000			1,365,000
Net loss for the period	-	-	-	(955,892)	-	(955,892)
Foreign currency translation adjustment	-	-	-	-	(21,575)	(21,575)
Balance, March 31, 2024	14,816,865	14,816	37,093,065	(40,246,206)	11,430,479	8,292,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(955,892)	$(475,976)
Depreciation and amortization	733,798	679,882
Reversal of allowance for doubtful accounts	(2,066)	(10,036)
Changes in assets and liabilities:
Trade accounts and other receivables	120,370	(434,306)
Advances to suppliers	(9,319)	91,388
Inventories	264,348	(552,686)
Trade accounts payable	(316,568)	100,539
Other payables and accrued expenses	(347,982)	(450,887)
Advances from customers	21,982	(392,021)
Prepaid expenses	(93,829)	(24,111)
Net Cash Used in Operating Activities	(585,158)	(1,468,214)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	55,964
Net Cash Provided by Investing Activities	-	55,964

Cash Flows from Financing Activities:
Proceeds from lines of credit	-	511,125
Borrowings and interest from related party	6,856	7,112
Net Cash Provided By Financing Activities	6,856	518,237

Effect of Exchange Rate Changes on Cash	(6,655)	30,989
Net Decrease in Cash and Cash Equivalents	(584,957)	(863,024)
Cash and Cash Equivalents at Beginning of Period	1,423,838	2,029,971
Cash and Cash Equivalents at End of Period	$838,881	$1,166,947

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,928	$22,928

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$151,692	$243,750
Inventories purchased with banker’s acceptances	217,420	222,875
Conversions of Note Payable to common stock	450,000	650,000
Issuances of stock for intangible assets	1,365,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2024, the Company had cash and cash equivalents of $0.8 million and an accumulated deficit of $40.2 million. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,138,795 as of March 31, 2024 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

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

Reverse Stock Split – Effective March 6, 2024, China Pharma implemented a 1-for -5 reverse stock split as more fully discussed in Note 12. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (“2023 Annual Report”).

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

The potentially dilutive common shares related to the convertible, redeemable note payable of 1,655,372 and 2,155,964 at March 31, 2024 and December 31, 2023 as discussed in Note 8, respectively, and the option to purchase 13,300 shares of common stock at March 31, 2024 and December 31, 2023 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,	December 31,
	2024	2023
Trade accounts receivable	$14,118,758	$14,290,522
Less: allowance for doubtful accounts	13,759,993	13,786,074
Trade accounts receivable, net	$358,765	$504,448

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $13.76 million and $13.79 million as of March 31, 2024 and December 31, 2023, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Balance, Beginning of Period	$13,786,074	$16,739,527
Reversal of allowance for doubtful accounts	(2,066)	(10,036)
Foreign currency translation adjustment	(28,147)	226,468
Balance, End of Period	$13,759,993	$16,955,959

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	1,709,003	1,849,213
Work in process	242,726	413,597
Finished goods	1,727,336	1,469,707
Total Inventories	$3,679,065	$3,732,517

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Permit of land use	$396,994	$397,684
Building	9,218,827	9,234,836
Plant, machinery and equipment	27,123,020	27,170,123
Motor vehicle	303,171	303,697
Office equipment	388,066	388,740
Total	37,430,078	37,495,080
Less: accumulated depreciation	(30,979,386)	(30,394,655)
Property, plant and equipment, net	$6,450,692	$7,100,425

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $636,721 and $624,721 for the three months ended March 31, 2024 and 2023, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier Agreement”), the Technology Transfer Agreement with Tao Liu discussed below and the Technology Transfer Agreement with Lihua Li, discussed below. No costs were reclassified from advances to intangible assets during the three months ended March 31, 2024 and 2023, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $97,077 and $55,161 for the three months ended March 31, 2024 and 2023, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

On February 2, 2024, Helpson entered into a Technology Transfer Agreement (the “Lihua Li Agreement”) with Lihua Li (“Transferor Li”). Transferor Li owns an invention patent of a pharmaceutical composition for treatment of psoriasis (the “Li Invention Patent”). Pursuant to the Lihua Li Agreement, Transferor Li will transfer the ownership of the Li Invention Patent to Helpson. Transferor Li or his designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application.

The aggregate transfer price as contemplated by the Agreement is $1.365 million which was paid to the Transferor and his two designees upon the issuance of 3,000,000 shares of common stock of the Company at $0.455 per share based on the closing market price of the Company’s common stock as of the closing date.  The Company recorded the amount as intangible assets on the accompanying balance sheet at March 31, 2024. The value of the intangible asset will be amortized over its remaining useful life of approximately 20 years. During the ten years after the product launches to the market, if and only if the product generates profit, Helpson shall pay 10% of the net profit of the sales in cash on an annual basis to Transferor Li.

On December 15, 2023, the Company entered into a Technology Transfer Agreement (the “Tao Liu Agreement”) with Tao Liu (the “Transferor Liu”). Transferor Liu owns an invention patent of a drug combination for the treatment of chronic obstructive pulmonary disease (the “Liu Invention Patent”). Pursuant to the Tao Liu Agreement, Transferor Liu will transfer the ownership of the Liu Invention Patent to Helpson. Transferor Liu or his designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

During the ten years after the product launches to the market, if and only if the product generates profit, Helpson shall pay 15% of the net profit of the sales in cash on an annual basis to Transferor Liu.

On November 28, 2022, the Company entered into a Technology Transfer Contract (the “Bonier Agreement”) with Chengdu Bonier Medical Technology Development Co., Ltd (“Bonier”). Bonier owns the know-how of a technical invention and creation of an ophthalmic oxygen enriched atomization therapeutic instrument, which has obtained a utility model patent (the “Utility Model Patent”) and applied for an invention patent (the “Bonier Invention Patent”) at the same time. Pursuant to the Bonier Agreement, Bonier will transfer the ownership of the Utility Model Patent of the technical invention and the Bonier Invention Patent application right of the invention to Helpson. Bonier or its designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services, with a term of ten years.

The Company will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the above mentioned Bonier Invention Patent.

There were no service fees or profit payments paid related to the above three agreements for the three months ended March 31, 2024 and 2023, respectively.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three months ended March 31, 2024 and 2023.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and two Invention Patents as follows:

	March 31,	December 31,
	2024	2023
NMPA approved medical formulas	$4,758,090	$4,766,353
Technology from Bonier	1,723,504	1,726,497
Invention Patents	3,016,240	1,653,028
	9,497,834	8,145,878
Accumulated amortization	(4,979,352)	(4,890,646)
Net carrying amount	$4,518,482	$3,255,232

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	March 31,	December 31,
	2024	2023
Compensation payable to officer	$1,247,506	$1,243,506
Compensation and interest to related parties	16,000	12,000
Business taxes and other	853,716	1,027,186
Total Other Payables	$2,117,222	$2,282,692

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed were $1,138,795 and $1,133,809 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is now due on July 9, 2024. Total interest expense related to the loan for the three months ended March 31, 2024 and 2023 was $6,856 and $7,112, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,247,506 and $1,243,506 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 8 –LINES OF CREDIT

On December 21, 2022 the Company entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9% with Bank of Communications. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended March 31, 2024 and 2023 was $9,064 and $6,254, respectively. On February 2, 2024 the Company repaid RMB 3,500,000 under this line of credit. On February 22, 2024 the Company entered into a new agreement on identical terms and received an advance on the line in the amount of RMB 3,500,000 which is due of February 20, 2025.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

On September 30, 2022 the Company received a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.45% and was due September 28, 2023. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $11,922 and $12,596 for the three months ended March 31, 2024 and 2023, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of March 31, 2024 are as follows:

Year	Lines of Credit
2025	$1,028,894
2026	1,409,443
$2,438,337

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of March 31, 2024 and December 31, 2023 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

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

The Note was originally convertible into 70,000 shares of China Pharma’s common stock at a price of $75.00 per share through April 19, 2022. Thereafter, the Note was convertible into 35,000 shares at a price of $150.00 per share. As of March 31, 2024 the Note is convertible into 3,267 shares of common stock.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date, as defined in the Note, upon three trading days’ notice, in cash or converting into shares of China Pharma’s common stock, at a price equal to 82% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 176,229 shares based on the lowest volume weighted average price of $29.79085 on the inception date of November 19, 2021. As of March 31, 2023, the Note was redeemable into 1,655,965 shares of common stock based on 82% of the lowest volume weighted average price of $0.2959 on that date.

Total interest expense for the three months ended March 31, 2024 and 2023 was $14,312 and $46,018, respectively.

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

Subsequent to March 31, 2024 the Investor delivered additional notices of redemption as discussed in Note 14.

NOTE 10 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right-of-use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended March 31, 2024 and 2023, operating lease cost was $19,401 and $19,787, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $20,127 and $20,060, respectively. As of March 31, 2024 and December 31, 2023, the Company reported right-of-use assets of $97,006 and $116,610, respectively and liabilities of $98,292 and $117,637, respectively. As of March 31, 2024, its operating leases had a weighted average remaining lease term of 1.25 years and a weighted average discount rate of 3.55%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month periods ended March 31:

2024	$80,507
2025	$20,127
Total undiscounted cash flows	100,634
Less: Imputed interest	(2,342)
98,292
Less: Operating lease liabilities, current portion	(78,284)
Operating lease liabilities, net of current portion	$20,008

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 11 - INCOME TAXES

Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2023, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2019 through December 31, 2023 and the Chinese income tax return for the year ended December 31, 2023 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the three months ended March 31, 2024 and 2023, respectively due to continued net losses of the Company.

As of March 31, 2024, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $21.6 million which are available to offset any future taxable income through 2029. Approximately $2.7 million of these carryforwards will expire in December 2024. The Company also has net operating losses for United States federal income tax purposes of approximately $10.2 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $5.1 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2024 and December 31, 2023.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,725,372 and $21,531,017 as of March 31, 2024 and December 31, 2023, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at March 31, 2024 and December 31, 2023. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

Fair Value Measurements at
Reporting Date Using
Description	March 31, 2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$65,915	$-	$65,915	$-
Total	$65,915	$-	$65,915	$-

NOTE 13 - STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at March 31, 2024 and December 31, 2023.

Effective March 6, 2024, the Company implemented a 1-for-5 reverse split of its common stock. The reverse stock split was approved by the Company’s Board of Directors through unanimous written consent and the Company’s stockholders at its Annual Meeting for the fiscal year ended on December 31, 2022, which was held on December 17, 2023. Upon the effectiveness of the reverse stock split, every 5 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Instead, any fractional shares that resulted from the split were rounded up to the next whole number. The reverse stock split affects all stockholders uniformly and does not alter any stockholder’s percentage interest in the Company’s outstanding common stock, except for adjustments that may result from the treatment of fractional shares. All share and per share amounts have been retroactively restated for all periods presented in the accompanying unaudited condensed consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

2024 Share Issuances

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

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 shares from 80,000 shares to 180,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 shares from 180,000 to 280,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 280,000 to 580,000. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 580,000 shares of common stock. Through March 31, 2024, there were 84,700 shares of stock and stock options granted and outstanding under the Plan.  A total of 13,300 options were outstanding as of March 31, 2024 under the Plan. As such, there are 482,000 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the three months ended March 31, 2024 and as such, no compensation expense was recognized for the period.

As of March 31, 2024, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the three months ended March 31, 2024, no customer accounted for greater than 10.0% of sales and two customers accounted for 63.2% and 13.6% of accounts receivable. Three suppliers accounted for 28.0%, 28.0% and 21.0% of raw material purchases, and two different products accounted for 36.9% and 27.9% of revenue.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 2, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2927, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 512,470 shares of common stock to the Investor on April 3, 2024.

On April 17, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2774, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 540,735 shares of common stock to the Investor on April 19, 2024.

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

China’s consistency evaluation of generic drugs continues to proceed in 2024. Helpson has always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, has passed generic-drug-consistency-evaluation in early August 2023.

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

Results of Operations for the three months ended March 31, 2024

Revenue

Revenue decreased by 30.1% to $1.37 million for the three months ended March 31, 2024, as compared to $1.96 million for the three months ended March 31, 2023. This decrease was mainly due to the decrease in product selling prices caused by our certain products have been included in the centralized procurement of drugs in recent quarters.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Net	%
Product Category	2024	2023	Change	Change
CNS Cerebral & Cardio Vascular	0.32	0.40	-0.08	-20%
Anti-Viral/ Infection & Respiratory	0.93	1.00	-0.07	-7%
Digestive Diseases	0.04	0.20	-0.16	-80%
Other	0.08	0.36	-0.28	-78%

The most significant revenue decrease in terms of dollar amount was in our “Other” product category, which generated $0.08 million in sales revenue for the three months ended March 31, 2024 compared to $0.36 million for the same period a year ago, a decrease of $0.28 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection due to market volatility.

Our “Digestive Diseases” product category sales decreased by $0.16 million to $0.04 million for the three months ended March 31, 2024 from $0.20 million for the same period in 2023, which was mainly due to the decrease in sales of Omeprazole that was caused by market volatility.

Sales under “CNS Cerebral & Cardio Vascular” product category generated $0.32 million in sales revenue for the three months ended March 31, 2024 compared to $0.40 million for the same period a year ago, which is a decrease of $0.08 million. This decrease was mainly due to the decrease in sales of Candesartan, which was caused by market volatility.

Our “Anti-Viral / Infection & Respiratory” product category generated $0.93 million of sales for the three months ended March 31, 2024, compared to $1.00 million in the same period in 2023. This decrease was mainly due to the decrease in sales of Andrographolide, which was caused by market volatility.

	Three Months Ended March 31,
Product Category	2024	2023
CNS Cerebral & Cardio Vascular	23.9%	20.5%
Anti-Viral/ Infection & Respiratory	54.4%	51.3%
Digestive Diseases	14.6%	10.0%
Other	7.1%	18.2%

For the three months ended March 31, 2024, revenue breakdown by product category showed certain changes to that of the same period in 2023. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 54% and 51% of total sales for the three months ended March 31, 2024 and 2023, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 24% and 20% of total revenue for the three months ended March 31, 2024 and 2023, respectively. The “Other” product category represented 7% and 18% of revenues for the three months ended March 31, 2024 and 2023, respectively. The “Digestive Diseases” product category represented 15% and 10% of total revenue for the three months ended March 31, 2024 and 2023, respectively.

Cost of Revenue

For the three months ended March 31, 2024, our cost of revenue was $1.66 million, or 121.2% of total revenue, while cost of revenue was $1.78 million, or 90.9% of total revenue, for the same period in 2023. The increase in the proportion of cost to revenue in this quarter was mainly due to the fact that the amount of fixed cost stayed flat while the revenue decreased.

Gross Profit (Loss) and Gross Profit (Loss) Margin

Gross loss for the three months ended March 31, 2024 was $0.29 million, as compared to gross profit of $0.18 million during the same period in 2023. For the three months ended March 31, 2024, we had a gross loss margin of 21.2%  as compared to a gross profit margin of 9.1% during the same period in 2023.

Selling Expenses

Our selling expenses for the three months ended March 31, 2024 and 2023 were $0.11 million and $0.14 million, respectively. Selling expenses accounted for 7.9% of the total revenue for the three months ended March 31, 2024, as compared to 7.4% during the same period in 2023. As a result of the adjustment of many policies of healthcare reformation, we had reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were $0.49 million and $0.42 million for the three months ended March 31, 2024 and 2023, respectively. It accounted for 35.7% and 21.3% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2024 were $0.03 million, as compared to $0.02 million in the same period in 2023. Research and development expenses accounted for 2.3% and 1.2% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. These expenditures were mainly for the consistency evaluations of our existing products.

Reversal Of Allowance For Doubtful Accounts

Our reversal of allowance for doubtful accounts for the three months ended March 31, 2024 were $2,066, as compared to $10,036 for the same period in 2023. This change was mainly due to the decrease in revenue.

In general, our normal customer credit or payment terms are 180 days. This has not changed in recent years. Due to the peculiar environment affecting the Chinese pharmaceutical market, deferred payments to pharmaceutical companies by state-owned hospitals and local medicine distributors are common.

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) were both $0.02 million as of March 31, 2024 and December 31, 2023, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
1 - 180 Days	2.39%	3.45%
180 - 360 Days	0.14%	0.06%
360 - 720 Days	0.09%	0.09%
> 720 Days	97.38%	96.40%
Total	100.00%	100.00%

	Gross Accounts Receivable Amount (Unit: $)		Allocated Allowance for Doubtful Accounts (Unit: $)
	31-Mar-24	31-Mar-23	31-Mar-24	31-Mar-23
1-180 Days	337,175	532,043	0	0
180-365 Days	19,537	14,223	1,954	1,422
366-720 Days	13,356	14,280	9,349	9,996
Over 720 Days	13,748,690	16,944,540	13,748,690	16,944,541
Total	14,118,758	17,505,086	13,759,993	16,955,959

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $13.76 million and $13.79 million as of March 31, 2024 and December 31, 2023, respectively. The changes in the allowances for doubtful accounts during the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Balance, Beginning of Period	$13,786,074	$16,739,527
Reversal of allowance for doubtful accounts	(2,066)	(10,036)
Foreign currency translation adjustment	(28,147)	226,468
Balance, End of Period	$13,759,993	$16,955,959

Loss from Operations

Our operating loss for the three months ended March 31, 2024 was $0.92 million, compared to an operating loss of $0.40 million during the same period in 2023, which was mainly the result of decreased revenue.

Net Interest Expense

Net interest expense for the three months ended March 31, 2024 was $0.04  million, as compared to $0.08 million for the same period in 2023.

Net Loss

Net Loss for the three months ended March 31, 2024 was $0.96 million, as compared to a net loss of $0.48 million for the same period a year ago. The increase in net loss was mainly the result of decreased revenue in this period.

Loss per basic and diluted common share were $0.07 for the three months ended March 31, 2024 and $0.29 for the same period in 2023.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 13,133,224 and 1,615,757 for the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of March 31, 2024, the aggregated advance from our CEO was $1,138,795 for use in operations. Our cash and cash equivalents were $0.84 million, representing 5.2% of our total assets, as of March 31, 2024, as compared to $1.42 million, representing 8.6% of our total assets as of December 31, 2023. All of the $0.84 million of cash and cash equivalents as of March 31, 2024 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit in details described under Note 8 to its unaudited condensed consolidated financial statements contained in this report which is incorporated by reference herein.

China Pharma issued a convertible note to an institutional accredited investor as disclosed in Note 9 to the unaudited condensed consolidated financial statements contained in this report which is incorporated by reference herein.

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

Operating Activities

Net cash used in operating activities was $0.59 million for the three months ended March 31, 2024, compared to net cash of $1.47 million used in operating activities in the same period in 2023.

As of March 31, 2024, our net accounts receivable was $0.36 million, compared to $0.50 million as of December 31, 2023.

Total inventories was $3.68 million and $3.73 million as of March 31, 2024 and December 31, 2023, respectively.

Investing Activities

There was no cash flow activities under investing activities during the three months ended March 31, 2024, compared to $55,964 generated for the same period in 2023.

Financing Activities

Cash flow provided by financing activities was $6,856 for the three months ended March 31, 2024; compared to cash flow of $518,237 provided by financing activities for the same period in 2023.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2024 and December 31, 2023, Helpson’s net assets totaled $(3,002,966) and $(2,289,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of March 31, 2024 and December 31, 2023, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at March 31, 2024 and December 31, 2023.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Please refer to Note 1 to our unaudited condensed consolidated financial statements, “Organization and Significant Accounting Policies” for the discussion of our critical accounting policies.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 15, 2024	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2024	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Lihua Li dated February 2, 2024 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on April 1, 2024).

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	Inline XBRL Instance Document

101.SCH -	Inline XBRL Taxonomy Extension Schema Document

101.CAL -	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)