Form 10-Q
period 2024-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2024-08-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 17,162,771 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$739,337	$1,423,838
Banker’s acceptances	15,435	65,915
Trade accounts receivable, less allowance for doubtful accounts of $13,706,077 and $13,786,074, respectively	254,850	504,448
Other receivables, less allowance for doubtful accounts of $27,929 and $27,017, respectively	28,660	157,944
Advances to suppliers	161	2,013
Inventories	2,818,925	3,732,517
Prepaid expenses	115,610	110,258
Total Current Assets	3,972,978	5,996,933

Property, plant and equipment, net	5,817,379	7,100,425
Right-of-use assets	77,259	116,610
Intangible assets, net	4,393,617	3,255,232
TOTAL ASSETS	$14,261,233	$16,469,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$141,036	$966,420
Accrued expenses	208,831	298,829
Other payables	1,606,991	2,282,692
Advances from customers	101,056	90,507
Borrowings from related parties	1,140,775	1,133,809
Lease liabilities	78,628	77,727
Current portion of lines of credit	1,024,303	1,030,680
Convertible, redeemable note payable, net of issue discount	410,415	940,000
Total Current Liabilities	4,712,035	6,820,664
Non-current Liabilities:
Lines of credit, net of current portion	1,403,154	1,411,891
Deferred tax liability	737,522	742,114
Lease liabilities	-	39,910
Total Liabilities	6,852,711	9,014,579
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 17,162,771 shares and 10,625,788 shares issued and outstanding, respectively	17,162	10,625
Additional paid-in capital	37,690,719	35,282,256
Accumulated deficit	(41,684,336)	(39,290,314)
Accumulated other comprehensive income	11,384,977	11,452,054
Total Stockholders’ Equity	7,408,522	7,454,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,261,233	$16,469,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$924,943	$1,097,862	$2,294,782	$3,058,152
Cost of revenue	1,940,329	1,244,523	3,600,192	3,026,889
Gross (loss) profit	(1,015,386)	(146,661)	(1,305,410)	31,263

Operating expenses:
Selling expenses	111,455	169,820	219,642	314,252
General and administrative expenses	91,870	112,033	580,326	530,032
Research and development expenses	164,334	23,747	195,785	46,755
Bad debt expense (reversal of allowance for doubtful accounts	8,476	4,047	6,410	(5,989)
Total operating expenses	376,135	309,647	1,002,163	885,050

Loss from operations	(1,391,521)	(456,308)	(2,307,573)	(853,787)

Other income (expense):
Interest income	1,531	942	3,846	1,890
Interest expense	(48,140)	(137,663)	(90,295)	(217,108)
Net other expense	(46,609)	(136,721)	(86,449)	(215,218)

Loss before income taxes	(1,438,130)	(593,029)	(2,394,022)	(1,069,005)
Income tax expense	-	-	-	-
Net loss	(1,438,130)	(593,029)	(2,394,022)	(1,069,005)
Other comprehensive loss - foreign currency translation adjustment	(45,502)	(523,687)	(67,077)	(318,365)
Comprehensive loss	$(1,483,632)	$(1,116,716)	$(2,461,099)	$(1,387,370)
Loss per share:
Basic and diluted	$(0.09)	$(0.35)	$(0.16)	$(0.65)
Weighted average shares outstanding	16,124,241	1,689,985	14,727,410	1,653,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	1,498,179	$1,498	$28,926,931	$(36,211,496)	$11,573,065	$4,289,998
Conversions of Note Payable to common stock	191,806	595	799,405	-	-	650,000
Net loss for the period	-	-	-	(475,976)	-	(475,976)
Foreign currency translation adjustment	-	-	-	-	205,322	205,322
Balance, March 31, 2023	1,689,985	1,690	29,576,739	(36,687,472)	11,778,387	4,669,344
Conversions of Note Payable to common stock	594,941	595	799,405	-	-	800,000
Net loss for the period	-	-	-	(593,029)	-	(593,029)
Foreign currency translation adjustment	-	-	-	-	(45,502)	(45,502)
Balance, June 30, 2023	$2,284,927	$2,285	$30,376,144	$(36,280,501)	$11,254,700	$4,352,628

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	10,625,788	$10,625	$35,282,256	$(39,290,314)	$11,452,054	$7,454,621
Conversions of Note Payable to common stock	1,191,077	1,191	448,809	-	-	450,000
Issuance of common stock for intangible assets	3,000,000	3,000	1,362,000	-	-	1,365,000
Net loss for the period	-	-	-	(955,892)	-	(955,892)
Foreign currency translation adjustment	-	-	-	-	(21,575)	(21,575)
Balance, March 31, 2024	14,816,865	14,816	37,093,065	(40,246,206)	11,430,479	8,292,154
Conversions of Note Payable to common stock	2,345,906	2,346	597,654	-	-	600,000
Net loss for the period	-	-	-	(1,438,130)	-	(1,438,130)
Foreign currency translation adjustment	-	-	-	-	(45,502)	(45,502)
Balance, June 30, 2024	17,162,771	$17,162	$37,690,719	$(41,684,336)	$11,384,977	$7,408,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,394,022)	$(1,069,005)
Depreciation and amortization	1,473,050	1,374,724
Bad debt expense (reversal of allowance for doubtful accounts)	6,410	(5,989)
Inventory write off	411,431	24,259
Changes in assets and liabilities:
Trade accounts and other receivables	182,533	(344,449)
Advances to suppliers	1,845	294,625
Inventories	719,121	(791,042)
Trade accounts payable	(821,907)	(238,684)
Other payables and accrued expenses	(241,434)	(425,153)
Advances from customers	11,142	(458,999)
Prepaid expenses	(6,053)	(44,936)
Net Cash Used in Operating Activities	(657,884)	(1,684,649)

Cash Flows from Investing Activity:
Purchases of property and equipment	(28,086)	60,465
Net Cash (used in) provided by Investing Activity	(28,086)	60,465

Cash Flows from Financing Activities:
Payments of line of credit	(492,761)	-
Proceeds from lines of credit	492,761	505,114
Borrowings and interest from related party	13,708	14,057
Net Cash Provided By Financing Activities	13,708	519,171

Effect of Exchange Rate Changes on Cash	(12,239)	(23,048)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(684,501)	(1,128,061)
Cash and Cash Equivalents at Beginning of Period	1,423,838	2,029,971
Cash, Cash Equivalents and Restricted Cash at End of Period	$739,337	$901,910

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$43,217	$39,681

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$187,111	$421,458
Inventory purchased with banker’s acceptances	237,336	351,463
Conversions of Note Payable to common stock	1,050,000	800,000
Issuances of stock for intangible assets	1,365,000	-
Lease liabilities arising from obtaining right-of-use assets	-	158,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2024, the Company had cash and cash equivalents of $0.7 million, an accumulated deficit of $41.7 million and the Company’s current liabilities exceeded current assets by $0.7 million. In addition, the Company had incurred net losses of $2.4 million and had negative cash flows from operating activities of $0.7 million for the six months ended June 30, 2024. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer had advanced an aggregate of $1,140,775 as of June 30, 2024 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

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

Reverse Stock Split – Effective March 6, 2024, China Pharma implemented a 1-for -5 reverse stock split as more fully discussed in Note 13. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

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

The potentially dilutive common shares related to the convertible, redeemable note payable of 2,003,001 and 2,155,964 at June 30, 2024 and December 31, 2023 as discussed in Note 9, respectively, and the option to purchase 13,300 shares of common stock at June 30, 2024 and December 31, 2023 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

Recent Accounting Pronouncements

In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. On an annual basis, the new guidance requires a public entity to disclose: (1) specific categories in the rate reconciliation, (2) additional information for reconciling items that are equal to or greater than 5% of the amount computed by multiplying income (or loss) from continuing operations before income tax expense (or benefit) by the applicable statutory income tax rate, (3) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, with foreign taxes disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid, (4) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (5) income tax expense (or benefit) from continuing operations disaggregated between federal (national), state and foreign. The guidance is effective for fiscal year 2025 annual reporting, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements but will require certain additional disclosures.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30,	December 31,
	2024	2023
Trade accounts receivable	13,960,927	14,290,522
Less: allowance for doubtful accounts	(13,706,077)	(13,786,074)
Trade accounts receivable, net	$254,850	$504,448

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $13.71 million and $13.79 million as of June 30, 2024 and December 31, 2023, respectively. The changes in the allowances for doubtful accounts during the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, Beginning of Period	13,759,993	16,955,959	13,786,074	16,739,527
Bad debt expense (reversal of allowance for doubtful accounts)	8,476	4,047	6,410	(5,989)
Foreign currency translation adjustment	(62,392)	(834,751)	(86,407)	(608,283)
Balance, End of Period	13,706,077	16,125,255	13,706,077	16,125,255

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	1,194,063	1,849,213
Work in process	87,308	413,597
Finished goods	1,537,554	1,469,707
Total Inventories	$2,818,925	$3,732,517

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Permit of land use	$395,223	$397,684
Building	9,177,692	9,234,836
Plant, machinery and equipment	27,029,997	27,170,123
Motor vehicle	301,818	303,697
Office equipment	386,334	388,740
Total	37,291,064	37,495,080
Less: accumulated depreciation	(31,473,685)	(30,394,655)
Property, plant and equipment, net	$5,817,379	$7,100,425

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life – years
Permit of land use	40 – 70
Building	20 – 49
Plant, machinery and equipment	5 – 10
Motor vehicle	5 – 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $636,721 and $640,979 for the three months ended June 30, 2024 and 2023, respectively and $1,270,981 and $1,265,700 for the six months ended June 30, 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired (“Bonier Agreement”) from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier”), the Technology Transfer Agreement with Tao Liu, and the Technology Transfer Agreement with Lihua Li, both are discussed below. No costs were reclassified from advances to intangible assets during the six months ended June 30, 2024 and 2023, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $104,922 and $55,161 for the three months ended June 30, 2024 and $202,069 and $109,024 for the six months ended June 30, 2024 and 2023, respectively, which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

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

The aggregate transfer price as contemplated by the Agreement is $1.365 million which was paid to the Transferor and his two designees upon the issuance of 3,000,000 shares of common stock of the Company at $0.455 per share based on the closing market price of the Company’s common stock as of the closing date.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date. The value of the intangible asset will be amortized over its remaining useful life of approximately 20 years. During the ten years after the product launches to the market, if and only if the product generates profit, Helpson shall pay 10% of the net profit of the sales in cash on an annual basis to Transferor Li.

On December 15, 2023, the Company entered into a Technology Transfer Agreement (the “Tao Liu Agreement”) with Tao Liu (“Transferor Liu”). Transferor Liu owns an invention patent of a drug combination for the treatment of chronic obstructive pulmonary disease (the “Liu Invention Patent”). Pursuant to the Tao Liu Agreement, Transferor Liu will transfer the ownership of the Liu Invention Patent to Helpson. Transferor Liu or his designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

During the ten years after the product launches to the market, if and only if the product generates profit, Helpson shall pay 15% of the net profit of the sales in cash on an annual basis to Transferor Liu.

On November 28, 2022, the Company entered into a Technology Transfer Contract with Bonier. Bonier owns the know-how of a technical invention and creation of an ophthalmic oxygen enriched atomization therapeutic instrument, which has obtained a utility model patent (the “Utility Model Patent”) and applied for an invention patent (the “Bonier Invention Patent”) at the same time. Pursuant to the Bonier Agreement, Bonier will transfer the ownership of the Utility Model Patent of the technical invention and the Bonier Invention Patent application right of the invention to Helpson. Bonier or its designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services, with a term of ten years.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

The Company will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the above mentioned Bonier Invention Patent.

There were no service fees or profit payments paid related to the above three agreements for the three and six months ended June 30, 2024 and 2023, respectively.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three and six months ended June 30, 2024 and 2023.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and two Invention Patents as follows:

	June 30,	December 31,
	2024	2023
NMPA approved medical formulas	$4,736,859	$4,766,353
Technology from Bonier	1,715,813	1,726,497
Invention Patents	3,002,782	1,653,028
	9,455,454	8,145,878
Accumulated amortization	(5,061,837)	(4,890,646)
Net carrying amount	$4,393,617	$3,255,232

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	June 30,	December 31,
	2024	2023
Compensation payable to officer	$1,251,506	$1,243,506
Compensation and interest to related parties	20,000	12,000
Business taxes and other	335,485	1,027,186
Total Other Payables	$1,606,991	$2,282,692

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed were $1,140,775 and $1,133,809 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2024. Total interest expense related to the loan for the three months ended June 30, 2024 and 2023 was $6,852 and $6,945, respectively and $13,708 and $14,057 for the six months ended June 30, 2024 and 2023, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,251,506 and $1,243,506 as of June 30, 2024 and December 31, 2023, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

NOTE 8 – LINES OF CREDIT

On December 21, 2022 the Company entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9% with Bank of Communications. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended June 30, 2024 and 2023 was $10,237 and $5,465, respectively and $19,302 and $10,568. On February 2, 2024 the Company repaid RMB 3,500,000 under this line of credit. On February 22, 2024 the Company entered into a new agreement on identical terms and received an advance on the line in the amount of RMB 3,500,000 which is due of February 20, 2025

On September 30, 2022 the Company received a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.45% and was due September 28, 2023. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $11,993 and $12,724 for the three months ended June 30, 2024 and 2023, respectively and $23,915 and $25,320 for the six months ended June 30, 2024 and 2023, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of June 30, 2024 are as follows:

Year	Lines of Credit
2025	1,024,303
2026	1,403,154
$2,427,457

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of June 30, 2024 and December 31, 2023 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

On May 23, 2024, the Company entered into an Amendment No. 2 (the “Second Amendment”), to the Note by which the parties have agreed to extend the maturity date of the Note to August 19, 2025. In consideration of the extension, the Company has agreed to pay to the Investor an extension fee equal to two percent (2%) of the outstanding balance of the Note (“Extension Fee”) totaling $10,934, and lower the minimum monthly redemption amount from the outstanding balance of the Note that the Company is obligated to redeem from $150,000 to $37,182.33. The Second Amendment also includes customary representations and warranties by the Company. The Company recognized the Extension Fee as interest expense for the year ending December 31, 2024.

The Note was originally convertible into 70,000 shares of China Pharma’s common stock at a price of $75.00 per share through April 19, 2022. Thereafter, the Note was convertible into 35,000 shares at a price of $150.00 per share. As of June 30, 2024 the Note is convertible into 2,736 shares of common stock.

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date, as defined in the Note, upon three trading days’ notice, in cash or converting into shares of China Pharma’s common stock, at a price equal to 82% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 176,229 shares based on the lowest volume weighted average price of $29.79085 on the inception date of November 19, 2021. As of June 30, 2024, the Note was redeemable into 2,003,001 shares of common stock based on 82% of the lowest volume weighted average price of $0.2049 on that date.

Total interest expense for the three months ended June 30, 2024 and 2023 was $19,058 and $105,545, respectively, and $33,370 and $151,563 for the six months ended June 30, 2024 and 2023, respectively.

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

On May 20, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2539, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 590,783 shares of common stock to the Investor on May 21, 2024.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

On June 17, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2137, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 701,918 shares of common stock to the Investor on June 17, 2024.

NOTE 10 – LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended June 30, 2024 and 2023, operating lease cost was $19,228 and $17,848, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $19,947 and $18,744, respectively.  For the six months ended June 30, 2024 and 2023, operating lease cost was $38,629 and $37,635, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $40,074 and $39,525, respectively. As of June 30, 2024 and December 31, 2023, the Company reported right of use assets of $77,259 and $116,610, respectively and lease liabilities of $78,628 and $117,637, respectively. As of June 30, 2024, its operating leases had a weighted average remaining lease term of 1.0 years and a weighted average discount rate of 3.55%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month period ended June 30:

2025	$80,148
Total undiscounted cash flows	80,148
Less: Imputed interest	(1,520)
78,628
Less: Lease liabilities, current portion	(78,628)
Lease liabilities, net of current portion	$-

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

NOTE 11 – INCOME TAXES

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

There was no provision for income taxes for the three and six months ended June 30, 2024 and 2023, respectively due to continued net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

As of June 30, 2024, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $22.6 million which are available to offset any future taxable income through 2029. Approximately $2.7 million of these carryforwards will expire in December 2024. The Company also has net operating losses for United States federal income tax purposes of approximately $10.3 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $5.2 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2024 and December 31, 2023.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,992,061 and $21,531,017 as of June 30, 2024 and December 31, 2023, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at June 30, 2024 and December 31, 2023. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
		Reporting Date Using
Description	June 30, 2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$15,435	$-	$15,435	$-
Total	$15,435	$-	$15,435	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$65,915	$-	$65,915	$-
Total	$65,915	$-	$65,915	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

NOTE 13 – STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at June 30, 2024 and December 31, 2023.

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

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

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

On May 20, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2539, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 590,783 shares of common stock to the Investor on May 21, 2024.

On June 17, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2137, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 701,918 shares of common stock to the Investor on June 17, 2024.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 shares from 80,000 shares to 180,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 shares from 180,000 to 280,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 280,000 to 580,000. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 580,000 shares of common stock. Through June 30, 2024, there were 84,700 shares of stock and stock options granted and outstanding under the Plan.  A total of 13,300 options were outstanding as of June 30, 2024 under the Plan. As such, there are 482,000 additional units available for issuance under the Plan.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

There were no issuances of securities from the Plan for the six months ended June 30, 2024 and as such, no compensation expense was recognized for the period.

As of June 30, 2024, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the six months ended June 30, 2024, no customer accounted for greater than 10.0% of sales and two customers accounted for 63.6% and 13.7% of accounts receivable. Three suppliers accounted for 23.5%, 23.4% and 17.6% of raw material purchases, and three different products accounted for 35.2%, 22.7% and 10.2% of revenue.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2024 up through the date the Company filed these unaudited condensed consolidated financial statements. No events require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Helpson has taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. In 2018, relevant Chinese authorities decided to implement trial Centralized Procurement (“CP”) activities in 11 selected pilot cities (including 4 municipalities and 7 other cities), since then, nine rounds of CP activities have been carried out as of August 6, 2024, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, Helpson needs to balance between the market access brought by CP, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP before making decisions regarding CP for any products.

In addition, Helpson continues to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry is expected to reach RMB 16 trillion (approximately $2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products, and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, Helpson launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. It also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. As Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been popular since COVID-19. Helpson has sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which also meets the personal needs for protection against other respiratory infectious disease. Helpson’s N95 medical protective mask has received registration certificate at the end of 2022 and right now has been selling in the mainland China nationwide.

Helpson will continue to optimize its product structure and actively respond to the current health needs of human beings.

Results of Operations for the three months ended June 30, 2024

Revenue

Revenue decreased by 16.4% to $0.9 million for the three months ended June 30, 2024, as compared to $1.1 million for the three months ended June 30, 2023. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Net
Product Category	2024	2023	Change	% Change
CNS Cerebral & Cardio Vascular	0.37	0.35	0.02	6%
Anti-Viral/ Infection & Respiratory	0.48	0.47	0.01	2%
Digestive Diseases	0.04	0.17	-0.13	-76%
Other	0.03	0.11	-0.08	-73%

The most significant revenue decrease in terms of dollar amount was in our “Digestive” product category, which generated $0.04 million in sales revenue in the three months ended June 30, 2024 compared to $0.17 million for the same period a year ago, a decrease of $0.13 million. This decrease was mainly due to the decrease in sales of Omeprazole because of the implementation of CP.

Our “Other” product category sales decreased by $0.08 million to $0.03 million in the three months ended June 30, 2024 from $0.11 million for the same period in 2023, which was mainly due to the decrease in sales of Vitamin B6 for Injection that was caused by the implementation of CP.

Sales under “CNS Cerebral & Cardio Vascular” product category generated $0.37 million in sales revenue in the three months ended June 30, 2024 compared to $0.35 million for the same period a year ago, which is an increase of $0.02 million. This slight change in sales was caused by market volatility.

Our “Anti-Viral/ Infection & Respiratory” product category generated $0.48 million of sales in the three months ended June 30, 2024, compared to $0.47 million in the same period in 2023. This slight change in sales was caused by market volatility.

	Three Months Ended June 30,
Product Category	2024	2023
CNS Cerebral & Cardio Vascular	41%	32%
Anti-Viral/ Infection & Respiratory	52%	43%
Digestive Diseases	4%	15%
Other	3%	10%

For the three months ended June 30, 2024, revenue breakdown by product category showed certain changes to that of the same period in 2023. Sales of the “Anti-Viral/Infection & Respiratory” products category represented 52% and 43% of total sales in the three months ended June 30, 2024 and 2023, respectively. The “CNS Cerebral & Cardio Vascular” product category represented 41% and 32% of total revenue in the three months ended June 30, 2024 and 2023, respectively. The “Other” product category represented 3% and 10% of revenues in the three months ended June 30, 2024 and 2023, respectively. The “Digestive Diseases” product category represented 4% and 15% of total revenue in the three months ended June 30, 2024 and 2023, respectively.

Cost of Revenue

For the three months ended June 30, 2024, our cost of revenue was $1.9 million, or 209.8% of total revenue, while cost of revenue was $1.2 million, or 113.4% of total revenue, for the same period in 2023. The increase in cost in this quarter was mainly because the increase in idle equipment costs due to reduced production, as well as the increased inventory impairments.

Gross Loss and Gross Margin

Gross loss for the three months ended June 30, 2024 was $1.01 million, as compared to $0.15 million during the same period in 2023. For the three months ended June 30, 2024, we had a gross loss margin of 109.8% as compared to a gross loss margin of 13.4% during the same period in 2023. The increase in gross loss is triggered by the decrease in the revenue and increase in the cost of revenue as described above.

Selling Expenses

Our selling expenses for the three months ended June 30, 2024 and 2023 were $0.11 million and $0.17 million, respectively. Selling expenses accounted for 12.0% of the total revenue for the three months ended June 30, 2024, as compared to 15.5% during the same period in 2023. As a result of the adjustment of many policies of healthcare reformation, we had reduced the number of personnel and expenses to efficiently support our sales and the collection of accounts receivable.

General and Administrative Expenses

Our general and administrative expenses were $0.09 million and $0.11 million for the three months ended June 30, 2024 and 2023, respectively. It accounted for 9.9% and 10.2% of our total revenues in the three months ended June 30, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2024 and 2023 were $0.16 and $0.02 million, respectively. Research and development expenses accounted for 17.8% and 2.2% of our total revenues for the three months ended June 30, 2024 and 2023, respectively. The increase in research and development expenses were mainly due to our increased efforts in drug consistency evaluation.

Bad Debt Expenses

Our bad debt expense for the three months ended June 30, 2024 were $8,476, as compared to $4,047 for the same period in 2023.

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

The amount of accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.06 million and $0.02 million as of June 30, 2024 and December 31, 2023, respectively.

The following table illustrates our accounts receivable aging distribution in terms of percentage of total accounts receivable, respective gross accounts receivables as well as the allocated allowance for doubtful accounts as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
1 - 180 Days	1.36%	3.45%
180 - 365 Days	0.50%	0.06%
365 - 720 Days	0.05%	0.09%
> 720 Days	98.09%	96.40%
Total	100.00%	100.00%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	30-Jun-24	31-Dec-23	30-Jun-24	31-Dec-23
1-180 Days	189,315	495,366	-	-
180-365 Days	70,668	8,342	7,067	834
365-720 Days	6,443	13,826	4,510	9,678
Over 720 Days	13,694,500	13,845,897	13,694,500	13,845,897
Total	13,960,926	14,363,431	13,706,077	13,856,410

Our allowance for doubtful accounts as a percentage of accounts receivable was 98.2% and 96.5% as of June 30, 2024 and December 31, 2023, respectively.

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $13.7 million and $13.8 million as of June 30, 2024 and December 31, 2023, respectively. The changes in the allowances for doubtful accounts during the three months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended
	June 30,
	2024	2023
Balance, Beginning of Period	$13,759,993	$16,955,959
Bad debt expense	8,476	4,047
Foreign currency translation adjustment	(62,392)	(834,751)
Balance, End of Period	$13,706,077	$16,125,255

Loss from Operations

Our operating loss for the three months ended June 30, 2024 was $1.4 million, compared to an operating loss of $0.5 million during the same period in 2023. The increase in loss from operation is triggered by the decrease in the revenue and increase in the cost of revenue as described above.

Net Interest Expense

Net interest expense for the three months ended June 30, 2024 was $0.05 million, as compared to $0.14 million for the same period in 2023.

Net Loss

Net Loss for the three months ended June 30, 2024 was $1.4 million, as compared to a net loss of $0.6 million for the same period a year ago. The increase in net loss was mainly the result of increased cost in this period.

Loss per basic and diluted common share were $0.09 for the three months ended June 30, 2024 and $0.35 for the same period in 2023.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share were 16,124,241 and 1,689,985 for the three months ended June 30, 2024 and 2023.

Results of operations for the six months ended June 30, 2024

Revenue

Revenue decreased by 25.0% to $2.3 million for the six months ended June 30, 2024, as compared to $3.1 million for the six months ended June 30, 2023. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Net
Product Category	2024	2023	Change	% Change
CNS Cerebral & Cardio Vascular	0.70	0.75	-0.05	-7%
Anti-Viral/ Infection & Respiratory	1.40	1.47	-0.07	-5%
Digestive Diseases	0.08	0.37	-0.29	-78%
Other	0.11	0.47	-0.36	-77%

The most significant revenue decrease in terms of dollar amount was our “Other” product category, which generated $0.11 million in sales revenue in the six months ended June 30, 2024 compared to $0.47 million in the same period a year ago, represented a decrease of $0.36 million that was mainly caused by the decrease in sales of Vitamin B6 for Injection as our such product is not yet eligible to participate in CP.

Sales of our “Digestive Diseases” was $0.08 million in sales revenue in the six months ended June 30, 2024, compared to $0.37 million in the same period a year ago, which represented a decrease of $0.29 million. This decrease was mainly due to sales decrease of Helpson’s Omeprazole products due to ineligibility to participate in CP.

Sales of “CNS Cerebral & Cardio Vascular” product category generated $0.70 million in sales revenue in the six months ended June 30, 2024, compared to $0.75 million in the same period a year ago, which represented a decrease of $0.05 million. This change was mainly due to market volatility.

Sales of our “Anti-Viral/ Infection & Respiratory” product category generated $1.40 million in the six months ended June 30, 2024, and $1.47 million in the six months ended June 30, 2023. This change was mainly due to market volatility.

	Six Months Ended June 30,
Product Category	2024	2023
CNS Cerebral & Cardio Vascular	30%	25%
Anti-Viral/ Infection & Respiratory	61%	48%
Digestive Diseases	4%	12%
Other	5%	15%

For the six months ended June 30, 2024, revenue breakdown by product category remained similar to that of the same period in 2023. The “Anti-Viral/Infection & Respiratory” products category represented 61% and 48% of total revenues in the six months ended June 30, 2024 and 2023. The “CNS Cerebral & Cardio Vascular” category represented 30% and 25% of total revenue in the six months ended June 30, 2024 and 2023, respectively. The “Others” category represented 5% and 15% of revenues in the six months ended June 30, 2024 and 2023, respectively. And the “Digestive Diseases” category represented 4% and 12% of total revenue in the six months ended June 30, 2024 and 2023, respectively.

Cost of Revenue

For the six months ended June 30, 2024, our cost of revenue was $3.6 million, or 156.9% of total revenue, comparing to $3.0 million, or 99.0% of total revenue, in the same period in 2023. The increase in the proportion of cost to revenue in this quarter was mainly due to the increase in idle equipment costs due to reduced production, as well as the increased inventory impairments.

Gross Profit (Loss) and Gross Margin

Gross loss for the six months ended June 30, 2024 was $1.31 million, compared to gross profit of $0.03 million in the same period in 2023. Our gross loss margin in the six months ended June 30, 2024 was 56.9% compared to a gross profit margin of 1.0% in the same period in 2023. The deterioration of gross margin in this period was mainly due to the increased cost.

Selling Expenses

Our selling expenses for the six months ended June 30, 2024 and 2023 were $0.22 million and $0.31 million, respectively. Selling expenses accounted for 9.6% of the total revenue in the six months ended June 30, 2024 compared to 10.3% in the same period in 2023.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2024 were $0.58 million, as compared to $0.53 million in the same period in 2023. Our general and administrative expenses accounted for 25.3% and 17.3% of our total revenues in the six months ended June 30, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2024 and 2023 were $0.20 million and $0.05 million, respectively. The increase in research and development costs is mainly due to drug consistency evaluation.

Bad Debt Expense (Reversal of Allowance for Doubtful Accounts)

Our bad debt expense was $6,410 for the six months ended June 30, 2024, as compared to reversal of allowance for doubtful accounts $5,989 for the six months ended June 30, 2023.

The changes in the allowances for doubtful accounts during the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Balance, Beginning of Period	$13,786,074	$16,739,527
Bad debt expense	6,410	(5,989)
Foreign currency translation adjustment	(86,407)	(608,283)
Balance, End of Period	$13,706,077	$16,125,255

Loss from Operations

Our operating loss for the six months ended June 30, 2024 was $2.31 million, compared to $0.85 million in the same period in 2023. The increase in loss from operation is triggered by the decrease in the revenue and increase in the cost of revenue as described above.

Net Interest Expense

Net interest expense for the six months ended June 30, 2024 was $0.09 million, compared to $0.22 million for the same period in 2023.

Net Loss

Net loss for the six months ended June 30, 2024 was $2.40 million, as compared to net loss of $1.07 million for the six months ended June 30, 2023. The increase of net loss was mainly a result of increased cost and expenses in this period.

For the six months ended June 30, 2024, loss per basic and diluted common share was $0.16, compared to loss per basic and diluted common share of $0.65 for the six months ended June 30, 2023.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 14,727,410 for the six months ended June 30, 2024, and 1,653,076 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of June 30, 2024, the aggregated advance from our CEO was $1,140,775 for use in operations. Our cash and cash equivalents were $0.74 million, representing 5.2% of our total assets, as of June 30, 2024, as compared to $1.42 million, representing 8.6% of our total assets as of December 31, 2023. All of the $0.74 million of cash and cash equivalents as of June 30, 2024 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Although the Company obtained additional lines of credit in three and six months ended June 30, 2023, there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital in 2023, there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.66 million for the six months ended June 30, 2024, compared to $1.68 million in the same period in 2023.

As of June 30, 2024, our net accounts receivable was $0.25 million, compared to $0.50 million as of December 31, 2023.

Total inventory was $2.82 million and $3.73 million as of June 30, 2024 and December 31, 2023, respectively.

Investing Activities

There was $28,086 used in investing activities during the six months ended June 30, 2024, compared to $60,465 provided by investing activities for the same period in 2023.

Financing Activities

Net cash provided by financing activities was $0.01 million in the six months ended June 30, 2024; compared to net cash used in financing activities of $0.52 million for the same period in 2023.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2024 and December 31, 2023, Helpson’s net assets totaled $(4,375,345) and $(2,289,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of June 30, 2024 and December 31, 2023, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at June 30, 2024 and December 31, 2023.  There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2024.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: August 14 2024	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.		Description
10.1	-	Amendment #2 to Convertible Promissory Note dated May 23, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2024).

31.1	-	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	Inline XBRL Instance Document

101.SCH	-	Inline XBRL Taxonomy Extension Schema Document

101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	-	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)