Form 10-Q
period 2024-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2024-11-13
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 19,253,363 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(USD)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$718,691	$1,423,838
Banker’s acceptances	26,943	65,915
Trade accounts receivable, less allowance for doubtful accounts of $13,935,643 and $13,786,074, respectively	333,371	504,448
Other receivables, less allowance for doubtful accounts of $30,704 and $27,017, respectively	46,553	157,944
Advances to suppliers	366	2,013
Inventories	2,498,851	3,732,517
Prepaid expenses	114,202	110,258
Total Current Assets	3,738,977	5,996,933

Property, plant and equipment, net	5,305,709	7,100,425
Right-of-use assets	58,931	116,610
Intangible assets, net	4,361,993	3,255,232
TOTAL ASSETS	$13,465,610	$16,469,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$390,239	$966,420
Accrued expenses	82,613	298,829
Other payables	1,678,718	2,282,692
Advances from customers	24,920	90,507
Borrowings from related parties	1,166,294	1,133,809
Lease liabilities	60,241	77,727
Current portion of lines of credit	1,041,756	1,030,680
Convertible, redeemable note payable, net of issue discount	315,428	940,000
Total Current Liabilities	4,760,209	6,820,664
Non-current Liabilities:
Lines of credit, net of current portion	1,427,063	1,411,891
Deferred tax liability	750,089	742,114
Lease liabilities	-	39,910
Total Liabilities	6,937,361	9,014,579
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 17,859,635 shares and 10,625,788 shares issued and outstanding, respectively	17,859	10,625
Additional paid-in capital	37,790,022	35,282,256
Accumulated deficit	(42,802,247)	(39,290,314)
Accumulated other comprehensive income	11,522,615	11,452,054
Total Stockholders’ Equity	6,528,249	7,454,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,465,610	$16,469,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(USD)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$1,100,152	$1,803,461	$3,394,934	$4,861,613
Cost of revenue	1,619,801	2,036,651	5,219,993	5,063,540

Gross loss	(519,649)	(233,190)	(1,825,059)	(201,927)

Operating expenses:
Selling expenses	134,603	206,524	354,245	520,776
General and administrative expenses	345,051	246,267	925,377	776,299
Research and development expenses	87,610	45,773	283,395	92,528
Bad debt expense (reversal of allowance for doubtful accounts)	(1,656)	(18,212)	4,754	(24,201)
Total operating expenses	565,608	480,352	1,567,771	1,365,402

Loss from operations	(1,085,257)	(713,542)	(3,392,830)	(1,567,329)

Other income (expense):
Interest income	1,460	2,182	5,306	4,072
Interest expense	(34,114)	(66,240)	(124,409)	(283,348)
Net other expense	(32,654)	(64,058)	(119,103)	(279,276)

Loss before income taxes	(1,117,911)	(777,600)	(3,511,933)	(1,846,605)
Income tax expense	-	-	-	-
Net loss	(1,117,911)	(777,600)	(3,511,933)	(1,846,605)
Other comprehensive income (loss) - foreign currency translation adjustment	137,638	71,402	70,561	(246,963)
Comprehensive loss	$(980,273)	$(706,198)	$(3,441,372)	$(2,093,568)
Loss per share:
Basic and diluted	$(0.06)	$(0.29)	$(0.23)	$(0.89)
Weighted average shares outstanding	17,306,689	2,643,270	15,593,445	2,084,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(USD)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	1,498,180	$1,498	$28,926,931	$(36,211,496)	$11,573,065	$4,289,998
Conversions of Note Payable to common stock	191,806	191	649,809	-	-	650,000
Net loss for the period	-	-	-	(475,976)	-	(475,976)
Foreign currency translation adjustment	-	-	-	-	205,322	205,322
Balance, March 31, 2023	1,689,986	1,689	29,576,740	(36,687,472)	11,778,387	4,669,344
Conversions of Note Payable to common stock	594,941	595	799,405	-	-	800,000
Net loss for the period	-	-	-	(593,029)	-	(593,029)
Foreign currency translation adjustment	-	-	-	-	(523,687)	(523,687)
Balance, June 30, 2023	2,284,927	2,284	30,376,145	(37,280,501)	11,254,700	4,352,628
Conversions of Note Payable to common stock	708,386	708	609,292	-	-	610,000
Conversion of related party note and interest	2,751,413	2,751	1,851,701	-	-	1,854,452
Net loss for the period	-	-	-	(777,600)	-	(777,600)
Foreign currency translation adjustment	-	-	-	-	71,402	71,402
Balance, September 30, 2023	5,744,726	$5,743	$32,837,138	$(38,058,101)	$11,326,102	$6,110,882

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	10,625,788	$10,625	$35,282,256	$(39,290,314)	$11,452,054	$7,454,621
Conversions of Note Payable to common stock	1,191,077	1,191	448,809	-	-	450,000
Issuance of common stock for intangible assets	3,000,000	3,000	1,362,000	-	-	1,365,000
Net loss for the period	-	-	-	(955,892)	-	(955,892)
Foreign currency translation adjustment	-	-	-	-	(21,575)	(21,575)
Balance, March 31, 2024	14,816,865	14,816	37,093,065	(40,246,206)	11,430,479	8,292,154
Conversions of Note Payable to common stock	2,345,906	2,346	597,654	-	-	600,000
Net loss for the period	-	-	-	(1,438,130)	-	(1,438,130)
Foreign currency translation adjustment					(45,502)	(45,502)
Balance, June 30, 2024	17,162,771	17,162	37,690,719	(41,684,336)	11,384,977	7,408,522
Conversions of Note Payable to common stock	696,864	697	99,303	-	-	100,000
Net loss for the period	-	-	-	(1,117,911)	-	(1,117,911)
Foreign currency translation adjustment	-	-	-	-	137,638	137,638
Balance, September 30, 2024	17,859,635	$17,859	$37,790,022	$(42,802,247)	$11,522,615	$6,528,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,511,933)	$(1,846,605)
Depreciation and amortization	2,169,993	2,057,818
Bad debt expense (reversal of allowance for doubtful accounts)	4,754	(24,201)
Inventory write off	463,984	-
Loss on disposal of property, plant & equipment	-	45,592
Changes in assets and liabilities:
Trade accounts and other receivables	15,234	(573,763)
Advances to suppliers	1,645	436,582
Inventories	1,095,892	(275,717)
Trade accounts payable	(578,163)	204,123
Other payables and accrued expenses	(297,916)	(163,108)
Advances from customers	(65,606)	(340,412)
Prepaid expenses	(2,720)	(197,672)
Net Cash Used in Operating Activities	(704,836)	(677,363)

Cash Flows from Investing Activity:
Purchases of property and equipment	(18,866)	(6,990)
Net Cash used in Investing Activity	(18,866)	(6,990)

Cash Flows from Financing Activities:
Payments of line of credit	(492,761)	(456,176)
Proceeds from lines of credit	492,761	498,943
Borrowings and interest from related party	20,551	-
Net Cash Provided By Financing Activities	20,551	42,767

Effect of Exchange Rate Changes on Cash	(1,996)	(18,514)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(705,147)	(660,100)
Cash and Cash Equivalents at Beginning of Period	1,423,838	2,029,971
Cash, Cash Equivalents and Restricted Cash at End of Period	$718,691	$1,369,871

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$65,468	$192,548

Supplemental Noncash Investing and Financing Activities:
Accounts receivable collected with banker’s acceptances	$265,238	$421,458
Inventory purchased with banker’s acceptances	304,350	351,463
Conversions of Note Payable to common stock	1,150,000	2,060,000
Issuances of stock for intangible assets	1,365,000	-
Right-of-use assets	-	158,926
Conversion of related party note and interest to common stock	-	1,854,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2024, the Company had cash and cash equivalents of $0.7 million and an accumulated deficit of $42.8 million and the Company’s current liabilities exceeded current assets by $1.0 million. In addition, the Company had incurred net losses of $3.5 million and had negative cash flows from operating activities of $0.7 million for the nine months ended September 30, 2024. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer has advanced an aggregate of $1,166,294 as of September 30, 2024 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

The potentially dilutive common shares related to the convertible, redeemable note payable of 1,621,738 and 2,155,964 at September 30, 2024 and December 31, 2023 as discussed in Note 9, respectively, and the option to purchase 13,300 shares of common stock at September 30, 2024 and December 31, 2023 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	September 30,	December 31,
	2024	2023
Trade accounts receivable	14,269,014	14,290,522
Less: allowance for doubtful accounts	(13,935,643)	(13,786,074)
Trade accounts receivable, net	$333,371	$504,448

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a reversal of the allowance for doubtful accounts for the difference. The allowance for doubtful account balances were $13.94 million and $13.79 million as of September 30, 2024 and December 31, 2023, respectively. The changes in the allowances for doubtful accounts during the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance, Beginning of Period	13,706,077	16,125,255	13,786,074	16,739,527
Bad debt expense (reversal of allowance for doubtful accounts)	(1,656)	(18,212)	4,754	(24,201)
Foreign currency translation adjustment	231,222	106,989	144,815	(501,294)
Balance, End of Period	13,935,643	16,214,032	13,935,643	16,214,032

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	869,820	1,849,213
Work in process	334,430	413,597
Finished goods	1,294,601	1,469,707
Total Inventories	$2,498,851	$3,732,517

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Permit of land use	$401,957	$397,684
Building	9,334,072	9,234,836
Plant, machinery and equipment	27,493,828	27,170,123
Motor vehicle	293,725	303,697
Office equipment	393,553	388,740
Total	37,917,135	37,495,080
Less: accumulated depreciation	(32,611,426)	(30,394,655)
Property, plant and equipment, net	$5,305,709	$7,100,425

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $592,099 and $630,579 for the three months ended September 30, 2024 and 2023, respectively and $1,863,079 and $1,896,280 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired (“Bonier Agreement”) from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier”), the Technology Transfer Agreement with Tao Liu discussed below and the Technology Transfer Agreement with Lihua Li, both are discussed below. No costs were reclassified from advances to intangible assets during the nine months ended September 30, 2024 and 2023, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $104,845 and $52,514 for the three months ended September 30, 2024 and 2023, respectively, and $306,914 and $161,538 for the nine months ended September 30, 2024, respectively. which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

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

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

There were no service fees or profit payments paid related to the above three agreements for the three and nine months ended September 30, 2024 and 2023, respectively.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the three and nine months ended September 30, 2024 and 2023.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and two Invention Patents as follows:

	September 30,	December 31,
	2024	2023
NMPA approved medical formulas	$4,817,571	$4,766,353
Technology from Bonier	1,745,050	1,726,497
Invention Patents	3,053,946	1,653,028
	9,616,567	8,145,878
Accumulated amortization	(5,254,574)	(4,890,646)
Net carrying amount	$4,361,993	$3,255,232

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	September 30,	December 31,
	2024	2023
Compensation payable to officer	$1,255,506	$1,243,506
Compensation and interest to related parties	24,000	12,000
Business taxes and other	399,212	1,027,186
Total Other Payables	$1,678,718	$2,282,692

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed were $1,161,294 and $1,133,809 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2025. Total interest expense related to the loan for the three months ended September 30, 2024 and 2023 was $6,843 and $6,942, respectively and $20,551 and $20,827 for the nine months ended September 30, 2024 and 2023, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,255,506 and $1,243,506 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 8 –LINES OF CREDIT

On December 21, 2022 the Company entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9% with Bank of Communications. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.54 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. On February 2, 2024 the Company repaid RMB 3,500,000 under this line of credit. On February 22, 2024 the Company entered into a new agreement on identical terms and received an advance on the line in the amount of RMB 3,500,000 which is due of February 20, 2025. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended September 30, 2024 and 2023 was $10,234 and $10,164, respectively and $29,524 and $26,848 for the nine months ended September 30, 2024. Subsequent to quarter end the Company repaid RMB 3,800,000 (approximately $0.54 million) on November 7, 2024. On November 11, 2024, the Company received an advance on a new line of credit with identical terms in the amount of RMB 3,800,000 (approximately $0.54 million) which is due on June 22, 2025, with interest rate of 3.9%.

On September 30, 2022 the Company received a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.45% and was due September 28, 2023. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $12,042 and $12,398 for the three months ended September 30, 2024 and 2023, respectively and $35,943 and $37,569 for the nine months ended September 30, 2024 and 2023, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of September 30, 2024 are as follows:

Year	Lines of Credit
2025	1,041,756
2026	1,427,063
$2,468,819

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of September 30, 2024 and December 31, 2023 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

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

The Note was originally convertible into 70,000 shares of China Pharma’s common stock at a price of $75.00 per share through April 19, 2022. Thereafter, the Note was convertible into 35,000 shares at a price of $150.00 per share. As of September 30, 2024 the Note is convertible into 2,103 shares of common stock.

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

Investor may redeem all or any part the outstanding balance of the Note, subject to $500,000 per calendar month, at any time after one hundred twenty-one (121) days from the Purchase Price Date, as defined in the Note, upon three trading days’ notice, in cash or converting into shares of China Pharma’s common stock, at a price equal to 82% multiplied by the lowest daily volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion, subject to certain adjustments and ownership limitations specified in the Note. The Note provides for liquidated damages upon failure to comply with any of the terms or provisions of the Note. The Company may prepay the outstanding balance of the Note with the Investor’s consent. At inception, the Note was redeemable into 176,229 shares based on the lowest volume weighted average price of $29.79085 on the inception date of November 19, 2021. As of September 30, 2023, the Note was redeemable into 1,621,738 shares of common stock based on 82% of the lowest volume weighted average price of $0.1945 on that date.

Total interest expense for the three and nine months ended September 30, 2024 and 2023 was $5,013 and $32,566 and $27,157 and $118,490, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

On April 17, 2024 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2774, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 540,735 shares of common stock to the Investor on April 19, 2024.

On May 20, 2024 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2539, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 590,783 shares of common stock to the Investor on May 21, 2024.

On June 17, 2024 the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2137, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 701,918 shares of common stock to the Investor on June 17, 2024.

On September 11, 2024 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on September 12, 2024.

Subsequent to September 30, 2024 the Investor delivered additional notices of redemption as discussed in Note 15.

NOTE 10 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended September 30, 2024 and 2023, operating lease cost was $20,302 and $19,413, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $21,061 and $20,142, respectively.  For the nine months ended September 30, 2024 and 2023, operating lease cost was $58,931 and $57,048, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $61,135 and $57,048, respectively. As of September 30, 2024 and December 31, 2023, the Company reported right of use assets of $58,931 and $116,610, respectively and lease liabilities of $60,241 and $117,637, respectively. As of September 30, 2024, its operating leases had a weighted average remaining lease term of 0.75 years and a weighted average discount rate of 3.55%.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month period ended September 30:

2025	$61,135
Total undiscounted cash flows	61,135
Less: Imputed interest	(894)
60,241
Less: Lease liabilities, current portion	(60,241)
Lease liabilities, non current portion	$-

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

There was no provision for income taxes for the three and nine months ended September 30, 2024 and 2023, respectively due to continued net losses of the Company.

As of September 30, 2024, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $24.0 million which are available to offset any future taxable income through 2029. Approximately $2.8 million of these carryforwards will expire in December 2024. The Company also has net operating losses for United States federal income tax purposes of approximately $10.3 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $5.2 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2024 and December 31, 2023.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22,610,068 and $21,531,017 as of September 30, 2024 and December 31, 2023, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at September 30, 2024 and December 31, 2023. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	September 30,	Reporting Date Using
Description	2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$26,943	$-	$26,943	$-
Total	$26,943	$-	$26,943	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$65,915	$-	$65,915	$-
Total	$65,915	$-	$65,915	$-

NOTE 13 - STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at September 30, 2024 and December 31, 2023.

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

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

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

2024 Share Issuances

On January 11, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3945, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 380,228 shares of common stock to the Investor on January 16, 2024.

On February 1, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3725, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 402,685 shares of common stock to the Investor on February 5, 2024.

On February 16, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3675, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 408,164 shares of common stock to the Investor on February 21, 2024.

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

On September 11, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on September 12, 2024.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 shares from 80,000 shares to 180,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 shares from 180,000 to 280,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 280,000 to 580,000. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 580,000 shares of common stock. Through September 30, 2024, there were 84,700 shares of stock and stock options granted and outstanding under the Plan.  A total of 13,300 options were outstanding as of September 30, 2024 under the Plan. As such, there are 482,000 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the nine months ended September 30, 2024 and as such, no compensation expense was recognized for the period.

As of September 30, 2024, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the nine months ended September 30, 2024, no customer accounted for greater than 10.0% of sales and two customers accounted for 63.4% and 13.7% of accounts receivable. Three suppliers accounted for 36.4%, 18.1% and 18.1% of raw material purchases, and two different products accounted for 36.8% and 27.9% of revenue.

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

NOTE 15 – SUBSEQUENT EVENTS

On October 1, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on October 2, 2024.

On November 4, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on November 4, 2024.

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

Helpson has taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. In 2018, relevant Chinese authorities decided to implement trial Centralized Procurement (“CP”) activities in 11 selected pilot cities (including 4 municipalities and 7 other cities), since then, nine rounds of CP activities have been carried out as of November 13, 2024, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, Helpson needs to balance between the market access brought by CP, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP before making decisions regarding CP for any products.

In addition, Helpson continues to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry is expected to reach RMB 16 trillion (approximately $2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products, and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, Helpson launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. It also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. As Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been popular since COVID-19. Helpson has sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which also meets the personal needs for protection against other respiratory infectious disease. Helpson’s N95 medical protective mask has received registration certificate at the end of 2022 and has been on the market in the mainland China nationwide.

Helpson will continue to optimize its product structure and actively respond to the current health needs of human beings.

Results of operations for the three months ended September 30, 2024

Revenue

Revenue was $1.1 million for the three months ended September 30, 2024, as compared to $1.8 million in the same period 2023. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,
Product Category	2024	2023	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.33	0.37	-0.04	-11%
Anti-Viral/ Infection & Respiratory	0.67	0.63	0.04	6%
Digestive Diseases	0.06	0.65	-0.59	-91%
Other	0.04	0.15	-0.11	-73%

The revenue of our “Anti-Viral/ Infection & Respiratory” product category was $0.67 million in the three months ended September 30, 2024, as compared to 0.63 million in the same period last year, which represented an increase of $0.04 million. This increase was mainly due to the increase in sales of Roxithromycin Dispersible Tablet due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” product category generated $0.33 million in sales revenue in the three months ended September 30, 2024 compared to $0.37 million for the same period last year, which represented a decrease of $0.04 million. This decrease was mainly due to the decrease in sales of Candesartan due to market fluctuation.

Our “Digestive Diseases” product category generated $0.06 million in the three months ended September 30, 2024, as compared to 0.65 million in the same period last year, which represented a decrease of $0.59 million. This decrease was mainly due to the decrease in sales of Omeprazole, as the market demand returned to normal after the demand spiked in the same period of 2023.

“Others” product category generated $0.04 million in sales revenue in the three months ended September 30, 2024 compared to $0.15 million for the same period last year, which represented a decrease of $0.11 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

	Three Months Ended September 30,
Product Category	2024	2023
CNS Cerebral & Cardio Vascular	30%	21%
Anti-Viral/ Infection & Respiratory	61%	35%
Digestive Diseases	5%	36%
Other	4%	8%

For the three months ended September 30, 2024, revenue breakdown by product category showed certain changes to that of the same period in 2023. Sales of the “CNS Cerebral & Cardio Vascular” product category represented 30% and 21% of total revenue in the three months ended September 30, 2024 and 2023, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 61% and 35% of total sales in the three months ended September 30, 2024 and 2023, respectively. The “Digestive Diseases” product category represented 5% and 36% of total revenue in the three months ended September 30, 2024 and 2023, respectively. The “Other” product category represented 4% and 8% of revenues in the three months ended September 30, 2024 and 2023, respectively.

Cost of Revenue

For the three months ended September 30, 2024, our cost of revenue was $1.6 million, or 147.2% of total revenue, comparing to $2.0 million, or 112.9% of total revenue, for the same period in 2023. The decrease in the dollar value of cost of revenues in the three months ended September 30, 2024 was mainly because that the decrease in revenue; and the increase in ratio of costs to revenue was mainly due to the increase in idle equipment costs due to reduced production, as well as the increased inventory impairments.

Gross loss and Gross Loss Margin

Gross loss for the three months ended September 30, 2024 was $0.52 million, as compared to $0.23 million during the same period in 2023. Our gross loss margin in the three months ended September 30, 2024 was 47.2% as compared to 12.9% during the same period in 2023. The increase in gross loss is triggered by the decrease in the revenue as described above.

Selling Expenses

Our selling expenses for the three months ended September 30, 2024 and 2023 were $0.13 million and $0.21 million, respectively. Selling expenses accounted for 12.2% of the total revenue in the three months ended September 30, 2024, as compared to 11.5% during the same period in 2023.

General and Administrative Expenses

Our general and administrative expenses were $0.34 million and $0.25 million for the three months ended September 30, 2024 and 2023, respectively. General and administrative expenses accounted for 31.4% and 13.7% of our total revenues in the three months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses in the three months ended September 30, 2024 was mainly because that the increase in amortization of intangible asset.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2024 were $0.09 million, as compared to $0.05 million in the same period in 2023. Research and development expenses accounted for 8.0% and 2.5% of our total revenues in the three months ended September 30, 2024 and 2023, respectively. These expenditures were mainly used for our increased efforts in the consistency evaluations of our existing products.

Reversal of Allowance for Doubtful Accounts

Our reversal of allowance for doubtful accounts for the three months ended September 30, 2024 was $1,656, as compared to $18,212 for the same period in 2023.

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was both $0.03 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables illustrate our accounts receivable aging distribution in terms of percentage of total accounts receivable, respective gross accounts receivables as well as the allocated allowance for doubtful accounts as of September 30, 2024 and December 31, 2023:

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

	September 30,	December 31,
	2024	2023
1 - 180 Days	1.92%	3.45%
180 - 365 Days	0.24%	0.06%
365 - 720 Days	0.03%	0.09%
> 720 Days	97.81%	96.40%
Total	100.00%	100.00%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
1-180 Days	301,804	337,577	0	0
180-365 Days	33,854	30,129	3,385	3,013
365-720 Days	3,665	11,783	2,565.56	8,248
Over 720 Days	13,929,692	16,202,771	13,929,692	16,202,771
Total	14,269,014	16,582,259	13,935,643	16,214,032

Since the fourth quarter of 2018, our bad debt allowance estimate practice has been updated to a policy that we consider accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management. We account for the following respective percentage as bad debt allowance based on age of the accounts receivables: 10% of accounts receivable that is between 180 days and 365 days old, 70% of accounts receivable that is between 365 days and 720 days old, and 100% of accounts receivable that is greater than 720 days old.

Our allowance for doubtful accounts as a percentage of accounts receivable was 97.7% and 97.8% as of September 30, 2024 and 2023, respectively. The decrease of 0.1% is due to a lower percentage of accounts receivable over 720 days old.

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for doubtful account balances were $13.9 million and $13.8 million as of September 30, 2024 and December 31, 2023, respectively. The changes in the allowances for doubtful accounts during the three months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,
	2024	2023
Balance, Beginning of Period	$13,706,077	$16,125,255
Reversal of allowance for doubtful accounts	(1,656)	(18,212)
Foreign currency translation adjustment	231,222	106,989
Balance, End of Period	$13,935,643	$16,214,032

Our reversal of allowance for doubtful accounts for the three months ended September 30, 2024 was $1,656, as compared to $18,212 for the same period last year.

Loss from Operations

Our operating loss for the three months ended September 30, 2024 and 2023 was $1.1 million and $0.7 million, respectively.

Net Interest Expense

Net interest expense was $0.03 million for the three months ended September 30, 2024 and $0.06 million for the same period in 2023.

Net Loss

Net loss was$1.1 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively.

Loss per basic and diluted common share was $0.06 for the three months ended September 30, 2024, as compared to $0.29 for the three months ended September 30, 2023.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 17,306,689 for the three months ended September 30, 2024, and 2,643,270 for the three months ended September 30, 2023.

Results of operations for the nine months ended September 30, 2024

Revenue

Revenue was $3.4 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Set forth below are our revenues by product category in millions (USD) for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
Product Category	2024	2023	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.02	1.12	-0.10	-9%
Anti-Viral/ Infection & Respiratory	2.07	2.11	-0.04	-2%
Digestive Diseases	0.14	1.02	-0.88	-86%
Other	0.16	0.62	-0.46	-74%

The most significant revenue decrease in terms of dollar amount was in our “Digestive Diseases” product category, which generated $0.14 million in sales revenue in the nine months ended September 30, 2024 compared to $1.02 million in the same period last year, a decrease of $0.88 million. This decrease was mainly due to sales decrease of Omeprazole, as the market demand returned to normal after the demand spiked in the same period of 2023.

Sales in our “Anti-Viral/ Infection & Respiratory” product category generated $2.07 million in the nine months ended September 30, 2024, as compared to $2.11 million in the nine months ended September 30, 2023. This decrease was mainly due to the decrease in sales of Andro-grapholide and Roxithromycin due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” product category generated $1.02 million in sales revenue in the nine months ended September 30, 2024, compared to $1.12 million in the same period last year, which represented a decrease of $0.10 million that was mainly caused by decrease in sales of Candesartan.

Sales in “Other” product category generated $0.16 and $0.62 million in sales revenue in the nine months ended September 30, 2024 and 2023, respectively. The decrease was mainly caused by the decrease in sales of Vitamin B6 for Injection caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

	Nine Months Ended September 30,
Product Category	2024	2023
CNS Cerebral & Cardio Vascular	30%	23%
Anti-Viral/ Infection & Respiratory	61%	43%
Digestive Diseases	4%	21%
Other	5%	13%

For the nine months ended September 30, 2024, revenue breakdown by product category showed certain changes to that of the same period in 2023. Sales in the “CNS Cerebral & Cardio Vascular” category represented 30% and 23% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 61% and 43% of total sales for the nine months ended September 30, 2024 and 2023, respectively. The “Digestive Diseases” category represented 4% and 21% of total revenue for the nine months ended September 30, 2024 and 2023. And the “Other” category represented 5% and 13% of revenues for the nine months ended September 30, 2024 and 2023, respectively.

Cost of Revenue

For the nine months ended September 30, 2024, our cost of revenue was $5.2 million, or 153.8% of total revenue, comparing to $5.1 million, or 104.2% of total revenue, for the same period in 2023.

Gross Loss and Gross Loss Margin

Gross loss for the nine months ended September 30, 2024 was $1.8 million, compared to $0.2 million in the same period in 2023. Our gross loss margin in the nine months ended September 30, 2024 was 53.8% compared to 4.2% in the same period in 2023. The increase in gross loss is triggered by the decrease in the revenue as described above.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2024 and 2023 were $0.35 million and $0.52 million, respectively. Selling expenses accounted for 10.4% of the total revenue in the nine months ended September 30, 2024 compared to 10.7% in the same period in 2023.

General and Administrative Expenses

Our general and administrative expenses were $0.93 million for the nine months ended September 30, 2024, as compared to $0.78 million in the same period in 2023. Our general and administrative expenses accounted for 27.3% and 16.0% of our total revenues in the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2024 was mainly due to the increase in amortization of intangible asset in this period.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2024 and 2023 were $0.28 million and $0.09 million, respectively, representing an increase of $0.19 million compared to the same period of last year. The increase in research and development expenses for the nine months ended September 30, 2024 was mainly due to the increased cost in drug consistency evaluation.

Bad Debt Expense (Reversal of allowance for doubtful accounts)

Our bad debt expense was $4,754 for the nine months ended September 30, 2024, and reversal of allowance for doubtful accounts was $24,201 for the nine months ended September 30, 2023.

The changes in the allowances for doubtful accounts during the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30,
	2024	2023
Balance, Beginning of Period	$13,786,074	$16,739,527
Bad debt expense (Reversal of allowance for doubtful accounts)	4,754	(24,201)
Foreign currency translation adjustment	144,815	(501,294)
Balance, End of Period	$13,935,643	$16,214,032

Net Loss

Net loss for the nine months ended September 30, 2024 was $3.5 million, as compared to $1.8 million for the nine months ended September 30, 2023. The increase in net loss for the nine months ended September 30, 2024 was mainly due to the decrease in revenue and increase in cost and expenses.

For the nine months ended September 30, 2024, loss per basic and diluted common share was $0.23, compared to loss per basic and diluted common share of $0.89 for the nine months ended September 30, 2023.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 15,593,445 for the nine months ended September 30, 2024, and 2,084,519 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of September 30, 2024, the aggregated advance from our CEO was $ 1,166,294 for use in operations. Our cash and cash equivalents were $0.72 million, representing 5.3% of our total assets, as of September 30, 2024, as compared to $1.42 million, representing 8.6% of our total assets as of December 31, 2023. All of the $0.72 million of cash and cash equivalents as of September 30, 2024 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Although the Company renewed lines of credit in 2024 there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital in the third quarter for fiscal year ending December 31, 2024 there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used by operating activities was $0.70 million for the nine months ended September 30, 2024, compared to $0.68 million in the same period in 2023.

As of September 30, 2023, our net accounts receivable was $0.33 million, compared to $0.50 million as of December 31, 2023.

Total inventory was $2.5 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively.

Investing Activity

There was $18,866 used in investing activity during the nine months ended September 30, 2024, compared to $6,990 for the same period in 2023.

Financing Activities

Cash flow provided by financing activities was $0.02 million in the nine months ended September 30, 2024; compared to $0.04 million for the same period in 2023.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2024 and December 31, 2023, Helpson’s net assets totaled $5,273,000 and $2,289,000, respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of September 30, 2024 and December 31, 2023, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at September 30, 2024 and December 31, 2023.  There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, included in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2023, which is incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 13, 2024	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2024	By:	/s/ Zhilin Li
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