Form 10-K
period 2024-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2025-03-31
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,290,693 as of June 30, 2024, based on the closing price of $0.25 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 24, 2025, was 32,619,109.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2024

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

ii

PART I

ITEM 1. BUSINESS.

Overview

China Pharma Holdings Inc. (the “Company”, “China Pharma”, “we”, “us”, or “our”) is a Nevada holding company. China Pharma is not a Chinese operating company and all the operations are conducted by our wholly owned subsidiary, Hainan Helpson Medical and Biotechnology Co., Ltd. (“Helpson”) and Helpson’s subsidiaries in China. We, through Helpson, are principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the People’s Republic of China (the “PRC”). All of the operations are conducted in the PRC, where the manufacturing facilities are located. Helpson manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of Helpson’s pharmaceutical products are sold on a prescription basis and all of them have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, CFDA) based upon demonstrated safety and efficacy.

As of December 31, 2024, China Pharma, through Helpson, manufactured 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

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

Helpson has established a comprehensive sales network and compliance system while conducting business and selling its products in the Chinese market. Helpson directly supplies products to hospital and OTC pharmacies through provincial and municipal pharmaceutical logistic companies with legal qualifications (such as the "Drug Supply License" and GSP certification), covering the primary healthcare institution market. Leveraging our professional team's academic-driven promotion model, we provide tailored services to medical institutions, offering evidence-based medical support to build a value chain from clinical medication to patient health improvement outcomes, thereby achieving sales targets. We strive to maintain sustained growth amidst a stringent regulatory environment.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

China’s pharmaceutical industry is heavily policy-driven. Policies like the generic drug consistency evaluation and centralized volume-based procurement (CP) significantly shape the market. According to the National Bureau of Statistics of China, in the first half of 2024, pharmaceutical enterprises above a designated size reported operating income of RMB 1.47 trillion (approximately $205 billion), a 1.4% year-on-year decline, and profits of RMB 211.2 billion (approximately $29.5 billion), down 1.2%.

Unlike Western markets, China’s pharmaceutical sector features numerous small-scale manufacturers, low industry concentration, and intense competition over homogeneous products. As of August 2024, there were 9,679 pharmaceutical firms, up 267 from year-end 2023. Recent healthcare reforms promote consolidation, but the longstanding issue of fragmentation persists.

An aging population and rising healthcare demand fuel industry growth, tempered by medical insurance cost controls. In 2024, China’s population aged 60 and above reached 310.31 million (22.0% of the total), up from 296.97 million (21.1%) in 2023. Professor Chen Youhua of Nanjing University notes that pension coverage has driven the retiree proportion from 9.26% in 2010 to 15.8% in 2020, projected to exceed 23% by 2030. With 1.334 billion people enrolled in basic medical insurance (95% coverage) by 2023, personal health expenditures remain low (27.7% of total health costs in 2020, expected to hold near 27% by 2025), shifting the burden to government and social funds. This pressures the medical insurance system, with fewer premium payers supporting more beneficiaries, exacerbating fund imbalances.

The National Healthcare Security Administration (NHSA) has expanded CP nationwide, slashing drug prices to secure bids. Since 2018, ten batches of national drug procurement have occurred, with the tenth batch in October 2024 covering 62 products and 263 specifications (e.g., cardiovascular, anti-infection drugs). The NHSA plans an eleventh batch in 2025, targeting 700 varieties. This has favored specialized and oncology drugs over adjuvant therapies, pushing generic manufacturers to innovate. In 2024’s first 11 months, the basic medical insurance fund recorded RMB 3.11 trillion (approximately $434 billion) in revenue and RMB 2.63 trillion (approximately $367 billion) in expenditure, with a cumulative balance of RMB 3.86 trillion (approximately $539 billion).

Rising medical demand and consumption levels highlight the value of innovative, high-quality drugs. The State Council’s 2023 TCM revitalization plan positions Traditional Chinese Medicine as a key health pillar. The TCM market neared RMB 720 billion (approximately $101 billion) in 2023, with a 1.75% five-year CAGR, and is estimated to exceed RMB 750 billion (approximately $105 billion) in 2024. By 2050, with over 30% of China’s population elderly, demand for premium healthcare products and services will likely sustain stable industry growth.

Intercompany activities between the holding company and our subsidiaries

As of the date of this report, none of our subsidiaries has distributed any dividends to China Pharma, nor has China Pharma distributed any dividends to the investors. The Company currently has no intention to distribute earnings to the shareholders and investors. The tables below present cash flow transfer between China Pharma and Helpson, through China Pharma’s wholly owned subsidiary Onny Investment Limited (“Onny”) for the year ended December 31, 2024 and 2023. The Company’s management understands that there are no tax consequences for cash flow transfers between China Pharma and Helpson through Onny.

For the year ended December 31, 2024
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

Consistency Evaluation for Generic Drugs

Generic drugs replicate the active ingredients, dosage, administration route, form, and indications of original patented drugs, matching them in safety, efficacy, and quality. However, differences in non-active ingredients may cause slight therapeutic variations.

China’s generic drug industry is advancing toward higher quality. The NMPA enforces lifecycle oversight to ensure safety and efficacy, with consistency evaluations enhancing generic substitutability for originals, offering affordable, high-quality options. Generics account for approximately 77.8% of drug sales, vital for chronic and common disease treatment.

In the first half of 2024, 875 product specifications passed consistency evaluations, with injectables comprising 47.9%, covering 387 unique drug varieties. The NMPA’s September 2023 draft Guidelines limit applications for identical products to three years post-initial approval, fostering innovation.

Post-2019 peak, the generic market dropped to below RMB 850 billion (approximately $118 billion) in 2020 due to the pandemic, stabilizing near RMB 900 billion (approximately $125 billion) from 2021–2023. Since 2015, consistency evaluations and CP have elevated quality and market share, with R&D focusing on advanced generics (e.g., insoluble drug delivery, controlled-release formulations). Helpson actively pursues evaluations, with its flagship Candesartan passing in August 2023.

Helpson has actively promoted the consistency evaluation process of several important products in 2024; and its flagship product, Candesartan, has passed the evaluation of consistency in August 2023.

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

Permissions and Approvals for business operation

As of the date of this report, the Company and Helpson have obtained all the required permissions and approvals from PRC authorities and have never been denied any applications. Helpson has never failed to receive or maintain any permissions or approvals, nor were they rejected any such applications. However, the PRC regulatory authorities may in the future promulgate laws, regulations, or implementing rules that require us, or Helpson, to obtain additional permissions or approvals to operate our business. Upon that time, we cannot assure we are able to receive such additional permissions and approvals on time. If we do not receive or maintain the approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, and these risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

The PRC’s Medical Insurance System

Since its inception, the NHSA has adjusted the drug catalog annually, adding 835 drugs (530 via negotiation, 38 via bidding) and removing 438 outdated or replaceable ones. By October 2024, negotiated drug payments exceeded RMB 350 billion (approximately $49 billion), aiding 830 million patients. The 2024 catalog, effective January 1, 2025, added 91 drugs (89 negotiated/bid, 2 CP-selected) and removed 43, totaling 3,159 drugs, reducing patient costs by over RMB 50 billion (approximately $7 billion) in 2025.

Cost control drives policy. The medical insurance fund, covering ~40% of healthcare costs, dictates industry cash flow. In 2024’s first 11 months, it recorded RMB 3.11 trillion (approximately $434 billion) in revenue and RMB 2.63 trillion (approximately $367 billion) in expenditure, with a RMB 3.86 trillion (approximately $539 billion) cumulative balance. The tenth CP batch (December 2024) procured 62 drugs, with 385 products from 234 firms selected, covering 435 drugs across 10 batches, creating RMB 500 billion (approximately $70 billion) in fund space for new drugs and technologies.

Our Strategy

We believe that the pursuit of innovation is imperative for providing the basic medical solutions needed by the majority of patients. We are passionate about protecting human health, and we always adhere to the highest standards of ethics and integrity to fulfill our firm commitment to our customers and patients.

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. With China’s per capita GDP exceeding US$12,700 in 2023, consumption structure upgrade, and the establishment of a high-quality health care system has become one of the most important tasks. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. We launched several epidemic prevention products such as medical masks, surgical masks, KN95 masks, and N95 masks, and wash-free sanitizers since the outbreak of COVID-19 at year end 2019. In addition, we continue to explore comprehensive healthcare market after the launch of Noni enzymes in 2018. China has entered a post epidemic era with the end of the dynamic zero-COVID policy since December 2022, and the burden of being protected from the COVID and other epidemics has fallen on each individual, which we believe will boost the sales of Helpson’s products.

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

Expanding Our Distribution Network to Increase Market Penetration. By strategically partnering with regional leaders in key provinces, we will navigate regional centralized procurement programs (such as volume-based procurement initiatives) to drive growth for both existing and pipeline products. Building on this foundation, we plan to further extend our market reach to target new opportunities. Additionally, we are deploying digital marketing channels, collaborating with internet hospitals to enable compliant e-prescription transfers to partnered pharmacies. This S2B2C (Supplier-to-Business-to-Consumer) model, supported by digital tools, will enhance sales performance and market accessibility.

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

		Year of
		Commercial
Product	Indication	Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Acute thrombotic cerebral infarction and dyskinesia associated with cerebral infarction	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Andrographolide	Detoxification, antibacterial and anti-inflammatory. For sore throat caused by upper respiratory tract infection	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and Pseudophedrine Hydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

Comprehensive Healthcare and Protective Products

Noni Enzyme	natural, healthy and nutrition-rich a natural, healthy and nutrition-rich food supplement	2018

Sanitizer	75% alcohol wash-free sanitizer	2020

Masks	KN95 Particulate Respirator, Disposable Medical Mask, Particle Filtering Mask, N95 Medical Protective Mask	2020 to 2023

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,		Net
Product Category	2024	2023	Change %	Change
CNS Cerebral & Cardio Vascular	1.35	1.62	-0.27	-17%
Anti-Viral/ Infection & Respiratory	2.75	3.57	-0.82	-23%
Digestive Diseases	0.20	1.09	-0.89	-82%
Other	0.18	0.73	-0.55	-75%

Due to the nature of the pharmaceutical industry, Helpson continually strives to change our product portfolio to respond to changes in market demand. Based on a foundation established by a number of our widely-recognized prescription products, such as Cefaclor and Roxithromycin, Helpson has launched and will continue to launch a variety of pharmaceuticals. The core criteria for Helpson’s selection of potential pipeline products are strong market demand, proven efficacy, and safety. In an effort to gain an advantage in the marketplace, Helpson often seeks to improve the production process of the new generic products Helpson elects to manufacture or to improve the quality of a proposed product to increase its efficacy.

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

Helpson has recently acquired formulas for dry eye syndrome, chronic obstructive pulmonary disease, and a pharmaceutical composition for treatment of psoriasis, etc. It is expected to launch those products as soon as the registration process is completed. In addition, Helpson has launched N95 Medical Protective masks in early 2023. Since China ended its zero-case policy and no longer requires shutdown or quarantine in December 2022, the market demand for prevention materials, such as masks has surged.

Distribution and Customers

Helpson has a well-established sales network. As its current pharmaceutical product portfolio is comprised mainly of prescription drugs, its major sales targets are hospitals. As of December 31, 2024, we have been distributing products directly to hospital endpoints and OTC pharmacies through provincially and municipally licensed pharmaceutical companies (holding valid Drug Supply Licenses and GSP certifications), achieving comprehensive coverage of primary healthcare markets. Leveraging our professional team's academic-driven promotion model, we engage with medical institutions by providing evidence-based medical support. This approach establishes a value chain extending from clinical medication to measurable patient health outcomes, enabling us to achieve sales targets while maintaining sustainable growth within China's stringent regulatory environment.

Due to the nature of Helpson’s products and current governmental regulations, all of its customers are located in the PRC. Helpson has established long-standing relationships with key customers.

Production Facilities

China Pharma, through Helpson, manufacture and package our products at our manufacturing facility in the Haikou Free Trade Zone in Haikou, Hainan Province. The old manufacturing facility, which was built in 2002, is approximately 8,000 square meters (approximately 12.4 million square feet); and the new building, approximately 20,000 square meters (approximately 31 million square feet), was completed in 2013. Helpson maintains production lines that conform to the 2011 GMP standards for various product forms including: tablets, capsules, dry power, liquid injectables, solid oral solution Cephalosporins (specifically designated); other than that, it also has production lines for health care products and various types of masks that meet national standards.

All of the existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect, which cancelled the GMP certification but impose the pilot inspection mechanism.

Raw Materials

Helpson requires a supply of a wide variety of raw materials to manufacture its products. Helpson employs purchasing staff with extensive knowledge of its products who work with the product development, and formulations and quality control personnel to source raw materials for the products. Currently, Helpson relies on numerous suppliers in the PRC and overseas to deliver the required raw materials and believe it has at least three principal suppliers for each of our most critical raw materials. Historically, Helpson has not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2024, the purchases of raw material purchases from its three top suppliers accounted for 22.9%, 21.3%, and 14.6%, respectively. For the year ended December 31, 2023 three top suppliers accounted for 17.7%, 13.8%, and 8.9%, respectively.

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

In November 2008, Helpson purchased the patented medical formula and the manufacturing processes for a cerebral/cardio-vascular indication from a third-party laboratory. In connection with that acquisition, we obtained the title of the patent. This patent expires in 2025.

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

As of December 31, 2024, Helpson owns 15 registered trademarks, including marks for eight of the 19 pharmaceutical products Helpson manufactures, including the tradenames Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, XERONINE, and Aronino, as well as marks for the HPS logo, two HELPSON logos and two other logos.

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

All of Helpson’s existing production lines have met the Year 2011 GMP Standards. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system. Helpson’s production lines are subject to pilot inspections under the New Law.

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

Employees

As of December 31, 2024, we had 231 employees, among which 224 employees were full-time employees and 7 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS.

Risk Factor Summary

The following are some material risks, any of which could have an adverse effect on our business financial condition, operating results, or prospects.

Risks Related to our Business and our Industry

●	Our products’ commercial success depends on market acceptance among the medical community; low acceptance would adversely affect operations and profitability

●	Failure to meet Drug Administration Law standards could lead to production line suspensions, adversely affecting operations and profitability

●	Product cessations or recalls initiated by us or the NMPA could impose significant costs and affect our revenue generation

●	Failure to develop high-profit-margin products while existing high-margin products face competition could adversely affect our gross and net profit margins

●	Our products face substantial competition; competitors may develop, acquire or commercialize products earlier or more successfully

●	Most of our products are off-patent branded generics that can be manufactured and sold by other pharmaceutical manufacturers, increasing competition and reducing profitability

●	Our business depends on our Helpson brand name; failure to maintain and enhance brand recognition could harm our reputation, business and operating results

●	Lack of reimbursement for our products could diminish sales or affect our ability to sell profitably

●	Our growth and success depend on successfully marketing our principal products to hospitals and their selection in tender processes

●	Our future research and development projects may not be successful for various reasons including regulatory approvals

●	We cooperate with research institutions and universities for R&D; any failure in these collaborations could adversely affect our business

●	Regulatory approval for new products is uncertain; failure to obtain approvals could materially harm our business

●	New product development is time-consuming, costly and has a low rate of successful commercialization

●	We may not be able to successfully identify and acquire new products or businesses

●	We rely on distributors for all revenues; failure to maintain these relationships would materially affect our business

●	We rely on a limited number of distributors for the majority of sales

●	Our operations may be affected if we cannot pass the Consistency Evaluation requirement for our existing products

●	Our operations may be affected if we cannot obtain raw materials from current key suppliers on acceptable terms

●	We may not be able to effectively manage our employees and distribution network, affecting our reputation, business, and brand

●	We have limited insurance coverage and may incur losses from product liability claims, business interruptions, or claims covered by D&O Insurance

●	Our future liquidity needs are uncertain and we may need to raise additional funds

●	Failure to manage growth effectively could adversely affect our business, financial condition and results

●	We depend on key employees and consultants in a competitive market; inability to attract and retain key personnel could affect our ability to develop and market products

●	Power shortages, natural disasters, terrorist acts or other calamities could disrupt production and have a material adverse effect

●	We cannot guarantee protection of our intellectual property rights; infringement or counterfeiting of our IP could affect our reputation and business

Risks Related to Doing Business in China

●	Adverse changes in political and economic policies of the PRC government could affect economic growth and our competitive position

●	The Chinese government may intervene with or influence our business at any time, negatively affecting our operations, listing status, and share value

●	The PRC legal system has inherent uncertainties that could limit legal protections available to us

●	You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC

●	As a Foreign Invested Company in China, Helpson’s ownership structure may be impacted by foreign investment regulations

●	Receiving substantially all revenue in Renminbi, which is not freely convertible, subjects us to changes in the PRC’s political and economic decisions

●	We are subject to PRC environmental protection laws that may be costly to comply with and may affect manufacturing operations

●	Failure to comply with PRC regulations regarding employee equity incentive plans may subject our PRC employees or us to fines and sanctions

●	U.S. regulatory bodies may be limited in conducting investigations or inspections of our operations in China

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies may delay use of offering proceeds

●	Complying with evolving cybersecurity, information security, privacy and data protection laws may be expensive and force adverse business changes

●	The Holding Foreign Companies Accountable Act and related regulations could pose regulatory risks and restrictions

●	PRC regulations on offshore special purpose companies by PRC residents may subject our PRC resident owners or our PRC subsidiary to liability

●	Our ability to distribute dividends largely depends on dividends from our PRC operating entity, which may be limited by PRC laws

●	Dividends payable to foreign investors and gain on sale of our shares may become subject to PRC taxes

●	We face uncertainty regarding indirect transfers of equity interests in PRC resident enterprises by non-PRC holding companies

●	The market price for our common stock may be volatile, potentially resulting in complete investment loss

●	We may issue additional shares of capital stock to raise cash, diluting existing stockholders’ percentage ownership

●	We are likely to remain subject to “penny stock” regulations with additional sales practice requirements and SEC warnings

●	We are responsible for indemnifying officers and directors under certain circumstances, potentially resulting in substantial unrecoverable expenditures

●	We have identified material weaknesses in internal control over financial reporting, affecting reliable reporting and investor confidence

●	There is substantial doubt about our ability to continue as a going concern

●	We do not anticipate paying cash dividends on our common stock

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

If we fail to meet standards pursuant to the Drug Administration Law, the production at certain of our production lines will be suspended and our operations and profitability would be adversely affected.

All of our existing production lines have met the GMP Standards which became effective as of March 1, 2011. On December 1, 2019 the Drug Administration Law (the “2019 Law”) came into effect. One of the major amendments of the 2019 Law is the cancellation of GMP certification. The 2019 Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs, and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented comparing to the prior GMP certificates system.

While all of our existing product lines are in full compliance with the GMP standards issued in 2011, in the event we fail to continually meet the requirements of the GMP and receive the deficiency feedback from any pilot inspection under the 2019 Law, the production on such production line(s) could be suspended and our operations and profitability could be adversely affected.

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

We reported negative gross margins of -43.8% for the year ended December 31, 2024, a substantial deterioration from negative gross margins of -4.0% for the year ended December 31, 2023, indicating significant challenges in our cost structure and pricing environment. The main reasons for the increase in the gross loss rate were: the rise in idle equipment costs, the increase in inventory impairment provisions, and the significant decline in product sales. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls. Therefore, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and rely on distributors for all of our revenues. We have business relationships with certified distributors in the PRC. For the year ended December 31, 2024, no customer accounted for more than 10.0% of sales, and three customers accounted for 63.7%, 13.7% and 6.3% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. There are no written contracts between the Company and any of its distributors requesting the distributors to pay the Company’s account receivable upon their receipt of funds from its customers, or state-owned hospitals. Pharmaceutical distributors typically process the payment of the account receivable to the Company upon their receipt of payment from their customers, i.e., the state-owned hospitals, as a matter of implied consensus. In the event the length of collection term is deviated from any of the past pattern of any particular customer, the Company will adjust its credit term. Any potential default in repaying the accounts receivable without recourse by the Company may materially and negatively affect the Company’s profitability and business. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find the substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in aggregate accounted for 24% and 22% of our net revenues in 2024 and 2023, respectively. We expect that a relatively small number of distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our large distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

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

We need a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials. We have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2024, three suppliers accounted for 22.9%, 21.3% and 14.6% of raw material purchases and for the year ended December 31, 2023, three suppliers accounted for 17.7%, 13.8% and 9.1% of raw material purchases.

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

The rapid market growth of our pharmaceutical products may pose more requirements or more costs on the employment management for managerial, operational, financial and other purposes. As of December 31, 2023, we had 231 employees. To keep up with the rapid development of the Chinese pharmaceutical industry, it will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new and old employees In addition, we may need to increase the salary, or the equity incentive plan for the employees to keep them in the Company. Aside from the increased difficulties and increased costs in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, drug formulas for new products, investment in research and development, acquisition of new businesses and technologies. Our failure to manage any of the above business administration may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially Ms. Zhilin Li, our Chairperson, President and Chief Executive Officer. We cannot guarantee that Ms. Li will stay in the Company in the long run, and the loss of Ms. Li’s services would adversely affect our ability to develop and market our products. We also depend in part on the continued services of our key scientific personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We face intense competition for qualified personnel, and the existence of noncompetition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

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

Complying with evolving laws, regulations and other obligations regarding cybersecurity, information security, privacy and data protection, and other related laws, regulations and obligations may be expensive and may force us to make adverse changes to our business. Many of these laws, regulations and other obligations are subject to changes and uncertain interpretations, and any failure or perceived failure to comply with these laws, regulations and other obligations could result in negative publicity, legal proceedings, suspension or disruption of operations, increased cost of operations, or otherwise harm our business.

Laws and regulations governing cybersecurity, information security, privacy and data protection, the use of the Internet as a commercial medium, the use of data in artificial intelligence and machine learning, and data sovereignty requirements are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties. We and our partners may routinely receive, collect, generate, store, process, transmit and maintain medical data, trail records and other personal details of the subjects enrolled in our clinical trials, along with other personal or sensitive information.

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the PRC Data Security Law, which became effective in September 2021. The PRC Data Security Law provides for data security and privacy obligations on entities and individuals carrying out data processing activities, introduces a data classification and hierarchical protection system based on the importance of data, and imposes export restrictions on certain data and information.

On August 20, 2021, the Standing Committee of the National People’s Congress of China issued the PRC Personal Information Protection Law, which took effective in November 2021 and integrates the scattered rules with respect to personal information rights and privacy protection. The PRC Personal Information Protection Law aims at protecting personal information rights and interests, regulating the processing of personal information, and promoting the reasonable use of personal information.

On December 28, 2021, the CAC and several other administrations jointly promulgated the Review Measures, which became effective on February 15, 2022. According to the Review Measures, an issuer who is a network platform operator holding personal information of more than one million shall file for a cybersecurity review with respect to its proposed listing on a foreign stock exchange, and the relevant PRC governmental authorities may initiate cybersecurity review if such governmental authorities determine that the issuer’s data processing activities affect or may affect national security. However, the Review Measures provides no further explanation on the determination of “affects or may affect national security.” As of the date of this annual report, we have not been involved in any cybersecurity-related investigation or received any cybersecurity-related warning from the PRC government authorities.

It remains uncertain as to how the existing regulatory measures will be interpreted or implemented in the future, and whether the PRC authorities may adopt new laws or regulations which may impose additional restrictions on companies like us. If the PRC government authorities stipulate new rules which mandate China-based companies listed on a U.S. stock exchange, such as us, to conduct cybersecurity review or obtain additional approvals, we face uncertainties as to whether such clearance or approvals can be timely obtained, or at all. If we are not able to comply with the cybersecurity and data privacy requirements, we may be subject to government enforcement actions, fines, penalties, or suspension of operations, which could materially and adversely affect our business and results of operations.

On February 22, 2023, CAC issued the Measures for the Standard Contract for Cross-Border Transfer of Personal Information. If our PRC operating entities failed to comply with such measures, they may face legal liability under the PRC Personal Information Protection Law, including fines of up to RMB50 million or 5% of annual revenues and may be ordered to suspend related activities or have business licenses revoked.

On March 22, 2024, CAC issued the Provisions on Regulating and Promoting Cross-Border Data Flows with immediate effect. Failure to comply with the relevant laws and regulations in relation to cross-border transfer of personal information may subject us and our PRC operating entities to legal liabilities and may materially and adversely affect our business, financial condition and results of operations.

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

The approval, filing or other requirements of the China Securities Regulatory Commission or other PRC regulatory authorities may be required under PRC law in connection with any future issuance of securities overseas, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) promulgated the Provisional Measures on the Administration of Overseas Securities Offering and Listing by Domestic Companies (“Provisional Measures”), effective March 31, 2023. These Provisional Measures require domestic companies seeking to offer or list securities overseas, both directly and indirectly, to fulfill filing procedures with the CSRC. Indirect offering or listing refers to offerings made under the name of an overseas entity by a Chinese entity which has its main business activities in China. Under these Provisional Measures, Chinese entities must comply with state security regulations and not divulge state secrets. The overseas issuers shall appoint a responsible entity in China to make filings. After an initial public offering, the relevant Chinese entity shall file with CSRC within three business days of completing any issuance of new securities overseas. Additionally, issuers must report to the CSRC within three business days after certain events, including change of control, investigation by overseas regulators, change of listing status, delisting, or material business changes.

On February 17, 2023, the CSRC also issued a Notice and held a press conference clarifying that companies in mainland China listed overseas before March 31, 2023 are not required to file immediately, but should complete filing for future capital raising activities. As an issuer listed before the effective date, we are not required to complete filing for prior offshore offerings. As of this annual report, we and our PRC operating entities have not been required to obtain permission from or complete filing with CSRC. However, our future capital raising activities may be subject to the filing requirement.

Failure to complete filing procedures as required under the Provisional Measures would subject us to sanctions by the CSRC or other PRC regulatory authorities, including fines and penalties on our PRC operating entities’ operations, which could materially affect our business, financial condition and results of operations. If a Chinese entity violates these measures, it and its controlling shareholders, actual controllers, directors, supervisors, and senior executives may face administrative penalties such as warnings and fines up to RMB10 million, with directly responsible persons facing fines between RMB500,000 and RMB5 million. If the controlling shareholder or actual controller organizes the breach, they will be fined between RMB1 million and RMB10 million.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which reduced the period for foreign companies to comply with PCAOB audits from three to two consecutive years. On December 29, 2022, the Consolidated Appropriations Act, 2023 was signed into law, which officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

On December 16, 2021, PCAOB announced HFCAA determinations relating to its inability to inspect or investigate completely registered public accounting firms headquartered in mainland China or Hong Kong because of positions taken by authorities in the PRC or Hong Kong. The inability of the PCAOB to conduct inspections of auditors in China made it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures compared to auditors subject to PCAOB inspections.

Our auditor, BF Borgers CPA PC, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, is headquartered in Colorado, and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2023.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China. On December 15, 2022, the PCAOB announced in its 2022 HFCAA Determination Report that it was able to secure complete access to inspect and investigate audit firms in the PRC, and vacated previous determinations to the contrary. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCAA at any time.

While the HFCAA and AHFCAA are not currently applicable to the Company because the Company’s current auditors are subject to PCAOB review, if this changes in the future for any reason, the Company may be subject to the HFCAA and AHFCAA. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on NYSE American earlier than would be required by the HFCAA and AHFCAA. If our common stock is unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase the common stock.

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

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2024 and 2023 that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of comprehensive healthcare products. The freeze-dried bird's nest and Buddha's hand rose products in the company's nutrition and health series have obtained food production licenses. They are currently undergoing market operation, and are planned to be launched this year and are expected to generate sales revenue. This will support the company's continuous operation. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. Furthermore, the company also strengthened the management of accounts receivable by enhancing the credit assessment of customers, promptly collecting debts and shortening the collection period; it has already initiated and is actively expanding the way of OEM (Original Equipment Manufacturer) to increase the utilization rate of equipment by making use of the existing machines and equipment; and it has been actively striving for government support and subsidies. While the current plans will allow the Company to fund its operations in the next twelve months, there can be no assurance that the Company will be able to achieve its future strategic alternatives raising substantial doubt about its ability to continue as a going concern.

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

Mortgaged Property

On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan, which covers September 25, 2023 to September 20, 2024 and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve-month anniversary of the loan. The interest rate is 3.25% for the second twelve months of the loan, which covers September 21, 2024 to September 20, 2025.

The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $47,418 for the years ended December 31, 2024.

The loans referred to above are set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 10 million (Approximately $1.41 million)	Bank of China	September 21, 2024 to September 20, 2025	3.25%	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872) Production line equipment and machinery included in the facility

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,290,693 as of June 30, 2024, based on the closing price of $0.25 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 24, 2025, was 14,816,865. The number of outstanding shares reflects the impact of two reverse stock splits implemented in 2023 and 2024, as described below:

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

Holders

As of March 24, 2025, there were approximately 137 stockholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
Plan category	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	482,000
Totals	-	-	482,000

*	All shares have been retroactively restated to reflect the effect of the 1-for-5 reverse stock split effective March 6, 2024 and the 1-for-10 reverse stock split effective March 6, 2023.

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

China’s consistency evaluation of generic drugs continues to proceed for the year ended December 31, 2024. Helpson has always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, has passed generic-drug-consistency-evaluation in early August 2023.

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

In addition, Helpson continues to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry is expected to reach RMB 16 trillion (approximately $2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates the comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products, and services, as well as actions taken by various organizations to meet the health needs. In response to this trend, Helpson launched Noni enzyme, a natural, Xeronine-rich antioxidant food supplement at the end of 2018. It also launched wash-free sanitizers and masks, in 2020, to address the market needs caused by COVID-19 in China. As Chinese government officially terminated its zero-case policy, now the responsibility to protect people from the impact of COVID-19 falls more to the citizens themselves, and masks and sanitizers have been popular since COVID-19. Helpson has sufficient production capacity for medical masks, surgical masks, KN95 masks, and N95 masks, which also meets the personal needs for protection against other respiratory infectious diseases. Helpson’s N95 medical protective mask has received registration certificate at the end of 2022 and has been on the market in the mainland China nationwide.

In April 2024, Helpson began serving as a Contract Manufacturing Organization (CMO) for a project, undertaking its R&D and post-market commercial production. This initiative generated approximately $50,000 in revenue within the year. Under the contract terms, once the product is launched, the company will continue providing production services, further boosting sales revenue and ensuring sustained cash inflows. This project successfully completed process verification in January 2025 and is currently undergoing stability testing. Registration with the National Medical Products Administration (NMPA) is expected in the third quarter of 2025. Moving forward, we will leverage our competitive advantages as a CMO, including our highly skilled technical team, state-of-the-art facilities, multiple production lines, ample capacity, extensive manufacturing expertise, and a robust quality management system.

Results of Operations for the Fiscal Year ended December 31, 2024

Revenue

Revenue was $4.5 million for the year ended December 31, 2024, which represented a decrease of $2.5 million, as compared to $7.0 million for the year ended December 31, 2023. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,
Product Category	2024	2023	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.35	1.62	-0.27	-17%
Anti-Viral/ Infection & Respiratory	2.75	3.57	-0.82	-23%
Digestive Diseases	0.20	1.09	-0.89	-82%
Other	0.18	0.73	-0.55	-75%

The most significant revenue decrease in terms of dollar amount was in the “Digestive Diseases” category. It generated $0.20 million for the year ended December 31, 2024, compared to $1.09 million for the year ended December 31, 2023, which represented a decrease of $0.89 million. This decrease was mainly due to the decrease in sales of the Omeprazole due to market fluctuation, as the market demand returned to normal after the demand spiked in the same period of 2023.

The “Anti-Viral/ Infection & Respiratory” product category generated $2.75 million for the year ended December 31, 2024, compared to $3.57 million for the year ended December 31, 2023, which represented a decrease of $0.82 million. This decrease was mainly due to a decrease in sales of Helpson not passing the consistency evaluation of Roxithromycin and therefore not being able to participate in CP.

“Others” product category generated $0.18 million in sales revenue for the year ended December 31, 2024, compared to $0.73 million for the same period last year, which represented a decrease of $0.55 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection due to market volatility.

Our “CNS Cerebral & Cardio Vascular” product category generated $1.35 million in sales revenue for the year ended December 31, 2024, compared to $1.62 million for the same period last year, which represented a decrease of $0.27 million. This decrease was mainly due to the decrease in sales of Ozagrel Sodium for Injection due to market fluctuation.

Product Category	Twelve Months Ended December 31,
	2024	2023
CNS Cerebral & Cardio Vascular	30%	23%
Anti-Viral/ Infection & Respiratory	61%	51%
Digestive Diseases	4%	16%
Other	4%	10%

For the year ended December 31, 2024, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 61% and 51% of total sales in the years ended December 31, 2024 and 2023, respectively. The “CNS Cerebral & Cardio Vascular” category represented 30% of total revenue for the year ended December 31, 2024, compared to 23% for the year ended December 31, 2023. The “Digestive Diseases” category represented 4% and 16% of total revenue for the years ended December 31, 2024 and 2023, respectively. The “Other” category represented 4% and 10% of revenues for the years ended December 31, 2024 and 2023, respectively.

Notably, during the year ended December 31, 2024, the company generated an OEM income of $53,338, accounting for 1% of our total revenue.

Cost of Revenue

For the year ended December 31, 2024, our cost of revenue was $6.5 million, or 143.8% of total revenue, which represented a decrease of $0.78 million from $7.3 million, or 104.0% of total revenue, in 2023. The decrease in the dollar value of cost of revenues in the twelve months ended December 31, 2024 was mainly because that the decrease in revenue; and the increase in ratio of costs to revenue was mainly due to the increase in idle equipment costs due to reduced production, as well as the increased inventory impairments.

Gross Loss and Loss Margin

Gross loss for the year ended December 31, 2024 was $2.0 million, compared to $0.3 million for the year ended December 31, 2023. Our gross loss margin for the year ended December 31, 2024 was 43.8%, compared to 4.0% for the year ended December 31, 2023. The main reasons for the increase in the gross loss rate were: the rise in idle equipment costs of approximately $0.66 million, the increase in inventory impairment provisions of approximately $0.86 million, and the significant decline in product sales.

Selling Expenses

Our selling expenses for the year ended December 31, 2024 were $0.53 million, a decrease of $0.25 million compared to $0.78 million for the year ended December 31, 2023. Selling expenses accounted for 11.7% of the total revenue for the year ended December 31, 2024 compared to 11.1% for the year ended December 31, 2023.  Because of the adjustments in the sales practices and Chinese national CP, we reduced selling expenses to efficiently support the sales and the collection of accounts receivable, especially in the context of the increasing impact of CP, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2024 were $1.78 million, an increase of $0.32 million compared to $1.47 million for the year ended December 31, 2023. General and administrative expenses accounted for 39.4% and 20.9% of our total revenues for the years ended December 31, 2024 and 2023, respectively. Reason for this increase was the amortization expenses related to the purchased patent technology in 2024.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2024 was $0.28 million, compared to $0.24 million for the year ended December 31, 2023. Research and development expenses accounted for 6.3% and 3.4% of our total revenues for the years ended December 31, 2024 and 2023, respectively. These expenditures were mainly spent on the consistency evaluation of the existing products.

Bad Debt Expense (reversal of allowance for credit losses)

Our allowance for credit losses for the year ended December 31, 2024 was $5,702, as compared to reversal of bad debt expense of $15,757 for the same period in 2023.

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

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.06 million and $0.01 million as of December 31, 2024 and 2023, respectively.

The following table illustrates our trade accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
1 - 180 Days	1.24%	3.45%
180 - 365 Days	0.48%	0.06%
365 - 720 Days	0.01%	0.09%
> 720 Days	98.27%	96.40%
Total	100.00%	100.00%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
1-180 Days	171,988	492,852	-	-
180-365 Days	66,602	8,299	6,660	830
365-720 Days	700	13,756	490	9,629
Over 720 Days	13,580,031	13,775,615	13,580,031	13,775,615
Total	13,819,322	14,290,522	13,587,182	13,786,074

Our allowance for credit losses estimate practice using the current expected credit loss method considers accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management. We account for the following respective percentage as credit loss allowance based on age of the accounts receivables: 10% of accounts receivable that are between 180 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 98.3% and 96.5% as of December 31, 2024 and 2023, respectively.

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

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for credit losses balances were $13.6 million and $13.8 million as of December 31, 2024 and December 31, 2023, respectively. The changes in the allowances for credit losses of trade accounts receivable during the years ended December 31, 2024 and 2023 were as follows:

	For the Fiscal Years Ended
	December 31,
	2024	2023
Balance, Beginning of Year	$13,786,074	$16,739,527
Bad debt expense	5,702	(15,757)
Bad debt write-offs	-	(2,671,896)
Foreign currency translation adjustment	(204,594)	(265,800)
Balance, End of Year	$13,587,182	$13,786,074

Our bad debt expense for the year ended December 31, 2024 was $5,702, as compared to reversal of allowance for credit losses of $15,757 in 2023.

Loss from Operations

Our operating loss for the year ended December 31, 2024 was $4.59 million, compared to $2.75 million in 2023.

Net Interest Expense

Net interest expense was $0.15 million for the year ended December 31, 2024 and $0.33 million for the year ended December 31, 2023.

Net Loss

Net loss for the year ended December 31, 2024 was $4.74 million, compared to net loss of $3.08 million for the year ended December 31, 2023. The increase in net loss was mainly a result of the decline in expenses more than the decline in revenue.

Loss per basic and diluted common share was $0.27 for the year ended December 31, 2024 and $0.91 for the year ended December 31, 2023, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 17,463,723 for 2024, as compared to 3,383,573 for 2023.

The change in weighted-average shares and per-share amounts reflects the impact of two reverse stock splits: a 1-for-10 split effective March 6, 2023, and a 1-for-5 split effective March 6, 2024. These splits reduced the number of outstanding shares, with all share and per-share amounts retroactively restated for all periods presented in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of December 31, 2024, the aggregated advance from our CEO was$1,144,985 for use in operations. Our cash and cash equivalents were $0.63 million, representing 4.2% of our total assets, as of December 31, 2024, as compared to $1.42 million, representing 8.6% of our total assets as of December 31, 2023. All of the $0.63 million of cash and cash equivalents as of December 31, 2024 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit in details described under Note 8 to its audited consolidated financial statements contained in this report which is incorporated by reference herein.

China Pharma issued a convertible note to an institutional accredited investor as disclosed in Note 9 to the audited consolidated financial statements contained in this report which is incorporated by reference herein.

Although the Company obtained additional lines of credit for the year ended December 31, 2024, there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital for the year ended December 31, 2024, there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.47million in the year ended December 31, 2024, compared to $0.70 million in the same period in 2023.

As of December 31, 2024, our net trade accounts receivable was $0.23 million, a decrease of $0.27 million from $0.50 million as of December 31, 2023.

As of December 31, 2024, total inventory was $2.27 million, compared to $3.73 million as of December 31, 2023.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $0.29 million, compared to $0.01 million for the year ended December 31, 2023. This was mainly due to the investment in the development of a medicine formula.

Financing Activities

Cash flow provided by financing activities was $0.03 million in the twelve months ended December 31, 2024; compared to $0.07 million for the same period for the year ended December 31, 2023.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2024 and December 31, 2023, Helpson’s net assets totaled ($6,197,000) and ($5,273,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of December 31, 2024 and December 31, 2023, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at December 31, 2024 and December 31, 2023.  There were no allocations to the statutory surplus reserve accounts during the twelve months ended December 31, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, included in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2024, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and 2023, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Management assessed our internal control over financial reporting as of the year ended December 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2024, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers as of March 24, 2025, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	72	Chairperson, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	68	Director
Gene Michael Bennett	77	Independent Director
Yingwen Zhang	80	Independent Director
Baowen Dong	82	Independent Director

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

Gene Michael Bennett has served as our independent director since February 2008. Presently, Mr. Bennett is Chairman and Partner of Prescient Crossborder Business Consulting, Ltd, Shenzhen, PRC. From 2013 through 2015 Mr. Bennett served as part-time CFO for Kang Jia Fu, Royal Traditional Health Investment Management Co. Ltd, located in Wuxi, Jiangsu Province, China and advisor to Swiss Capital Asia, located in Hong Kong. From 2009 through 2013, Mr. Bennett served as the CEO of American General Business Association, located in Beijing, China. Mr. Bennett was a partner of Nexis Investment Consulting Corporation based in Beijing from 2004-2009. He was a partner of ProCFO Company based in California which provided contract chief financial officer service for firms during 2000-2004. During 1998-2000, he was a basic law, accounting and tax professor at University of Hawaii, and an accounting, tax and audit professor at Chaminade University of Honolulu, Hawaii, USA. In addition, he previously served as the chief financial officer and member of the board of directors of Argonaut Computers in Southern California. Mr. Bennett worked as an accounting and audit professor at Chapman University and an accounting, tax, and audit professor at California State University at Fullerton. He also acted as chief financial officer and a board member of the National Automobile Club. Mr. Bennett graduated from Michigan State University with an MBA in Finance and BA in Accounting. He obtained his CPA license from the State of Colorado, which is currently inactive.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2024 as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2024, the Reporting Persons met all applicable Section 16(a) filing requirements except for the following: (i) Zhilin Li did not timely file Form 4 after being granted 2,751,413 (pre-reverse stock split, 13,757,063 shares) shares on September 29, 2023. However, the Form 4 corresponding to the transaction was subsequently filed on October 19, 2023; and (ii) Tao Liu did not timely file Form 3 after being granted 3,000,000 (pre-reverse stock split, 15,000,000 shares) shares on December 28, 2023. However, the Form 3 corresponding to the transaction was subsequently filed on January 26, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2024.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	($)	($)	($)

Zhilin Li	2024	300,000						16,000	316,000
Chairperson, Chief	2023	225,600	-	-	-	-	-	16,000	241,600
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairperson of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on June 30, 2025. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB800,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2024, when aggregated with her compensation from our U.S. holding company level, was $241,600.

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

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010 our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment No. 1”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. The Amendment No. 1 was adopted by the stockholders on December 19, 2019. The 2010 Incentive Plan, as amended, gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. On October 25, 2021, our Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to our Long-Term 2010 Incentive Plan (the “Plan”) to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 (500,000 pre reverse stock split) shares from 80,000 (400,000 pre reverse stock split) shares to 180,000 (900,000 pre reverse stock split) shares (the “Amendment”).  On October 27, 2022, the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 (500,000 pre reverse stock split) shares from 180,000 (900,000 pre reverse stock split) to 280,000 (1,400,000 pre reverse stock split). On October 18, 2023, the Board of Directors approved and on December 17, 2023, the stockholders adopted the Amendment No.1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 300,000 (1,500,000 pre reverse stock split) shares from 280,000 (1,400,000 pre reverse stock split) to 580,000 (2,900,000 pre reverse stock split). On December 23, 2024, the Board of Directors approved the Amendment No.2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 116,000 (580,000 pre reverse stock split) shares from 580,000 (2,900,000 pre reverse stock split) to 696,000 (3,480,000 pre reverse stock split). As of March 31, 2025, 482,000 shares of restricted stock were outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2024.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Mei Tsui	16,000	-	-	-	-	-	16,000
Zhilin Li
Gene Michael Bennett	16,000	-	-	-	-	-	16,000
Yingwen Zhang	5,565	-	-	-	-	-	5,565
Baowen Dong	5,565	-	-	-	-	-	5,565

Our directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of our Board of Directors and committees on which they serve.

Ms. Zhilin Li, our Chairperson, President and Chief Executive Officer, was also compensated for serving on our board of directors as set forth in the Summary Compensation Table appearing earlier in this Item 11.

Engagement Letters

On December 23, 2024, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,565), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $0.19 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 24, 2025, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 24, 2025, an aggregate of 14,816,865 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairperson of the Board	3,027,613	9.28%

Heung Mei Tsui Director	186,253	0.57%

Yingwen Zhang Director	0	*

Gene Michael Bennett (4) Director	0	*

Baowen Dong Director	0	*
All directors and executive officers as a group (5 persons)	3,213,866	9.85%

Beneficial stockholders with 5% or more ownership

Tao Liu	3,000,000	9.20%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 24, 2025, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 32,619,109 shares of common stock outstanding as of March 24, 2025, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 24, 2025 (for those who have options or warrants).

(4)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 80,000 shares of our common stock (5,000 shares in each of year between 2008 to 2024 fiscal years). Pursuant to this, on September 9, 2021, the Company issued warrants to Mr. Bennett to purchase 65,000 shares of our comment stock. As of the date of this report the remaining warrants have not been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company received advances totaling $2,928 and $0 and repaid $0 and $223,013 of the advances during the years ended December 31, 2023 and 2022, respectively from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer, Ms. Zhilin Li. Total amounts owed were $1,121,273 and $1,425,123 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of December 31, 2021 and 2020, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with Ms. Li. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2023. Total interest expense related to the loan for the years ended December 31, 2023 and 2022 was $27,644 and $28,962, respectively. Compensation payable to Ms. Li is included in Other payables in the accompanying consolidated balance sheet totaling $1,243,506 and $951,506 as of December 31, 2023 and 2022, respectively.

On July 8, 2019 the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer, Ms. Zhilin Li. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 9, 2025, on identical terms. There was no net advance or repayment incurred in the years ended December 31, 2024 and 2023, respectively. Total interest expense related to the loan for the year ended December 31, 2024 and 2023 was $27,353. and $27,644.

Independence of the Board of Directors

The board of directors has determined that Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Enrome LLP our principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $125,000 for the fiscal year ended December 31, 2024.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2024 and 2023.

Tax Fees

We did not incur any tax fees during the fiscal year ended December 31, 2024.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Enrome LLP, for our consolidated financial statements as of and for the year ended December 31, 2024.

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

Date: March 31, 2025	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairperson of the Board, President, Chief Executive Officer	March 31, 2025
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	March 31, 2025
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	March 31, 2025
Gene Michael Bennett

/s/ Yingwen Zhang	Director	March 31, 2025
Yingwen Zhang

/s/ Baowen Dong	Director	March 31, 2025
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.2	The First Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

3.3	The Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

4.1	Convertible Promissory Note dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2022).

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.6	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.7	Amended and Restate 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to the Appendix A of our Proxy Statement on Schedule 14A filed on November 14, 2022)

10.8	Amendment No.1 to the Amended and Restate 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to the Appendix A of our Proxy Statement on Schedule 14A filed on November 7, 2023)

10.9	Amendment to the Convertible Note. (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2023)

10.10	Securities Purchase Agreement between China Pharma Holdings, Inc. and Streeterville Capital, LLC dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

10.11	Technology Transfer Contract between Hainan Helpson Medical & Biotechnology Co., Ltd and Chengdu Bonier Medical Technology Development Co., Ltd. dated November 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on December 2, 2022)

10.12	Loan Settlement Agreement between China Pharma Holdings, Inc. and Ms. Zhilin Li (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.13	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Tao Liu (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.14	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Lihua Li (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.15	Office Lease for Second Floor of the Company’s Principal Executive Office Dated June 5, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.16	Office Lease for Third Floor of the Company’s Principal Executive Office Dated June 5, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

19.1*	Insider Trading Policy of the Company

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of the Independent Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy of the Company (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits filed herewith.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements as of December 31, 2024, the Company had a working capital deficit of $1.7 million and had an accumulated deficit of $44.0 million. In addition, the Company had incurred net losses of $4.7 million and had negative cash flows from operating activities of $0.5 million for the year ended December 31, 2024. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provided a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Valuation of intangible assets

As described in Note 5 to the consolidated financial statements, the balances of intangible assets were $11.7 million and $8.1 million as of December 31, 2024 and 2023, respectively. On November 22, 2024, February 2, 2024 and December 15, 2023, the Company entered into several technology transfer agreements to obtain invention patents through issuance of shares of common stock. The Company recorded the amount as intangible assets based on the closing market price of the Company’s common stock as of the closing date.

The principal considerations for our determination that auditing management’s assessment of valuation of intangible assets is a critical audit matter included the significant judgment made by management when considering factors in assessing impairment of the intangible assets as described above, as well as the likelihood of the occurrence of these factors impacting the impairment. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit of valuation of intangible assets included, but was not limited to, the following procedures:

●	understanding of controls relating to management assessment of the intangible assets.

●	reviewing and evaluating the reasonableness of management’s impairment assessment, including its supporting evidence.

●	testing the depreciation based on the validity period of the invention patents.

●	evaluating the sufficiency of the Company’s disclosures to intangible assets.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024

Singapore

March 31, 2025

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNT IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$626,879	$1,423,838
Banker’s acceptances	18,642	65,915
Trade accounts receivable, less allowance for credit losses of $13,587,182 and $13,786,074, respectively	232,140	504,448
Other receivables, less allowance for doubtful accounts of $28,447 and $27,017, respectively	30,286	157,944
Advances to suppliers	14,960	2,013
Inventories	2,266,154	3,732,517
Prepaid expenses	81,328	110,258
Total Current Assets	3,270,389	5,996,933

Property, plant and equipment, net	4,883,401	7,100,425
Right-of-use assets	38,298	116,610
Intangible assets, net	6,695,436	3,255,232
TOTAL ASSETS	$14,887,524	$16,469,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$225,106	$966,420
Accrued expenses	247,159	298,829
Other payables	2,182,982	2,282,692
Contract liabilities	162,208	90,507
Borrowings from related party	1,144,985	1,133,809
Lease liabilities	39,323	77,727
Current portion of lines of credit	1,015,525	1,030,680
Convertible, redeemable note payable, net of issue discount	-	940,000
Total Current Liabilities	5,017,288	6,820,664
Non-current Liabilities:
Lines of credit, net of current portion	1,391,130	1,411,891
Deferred tax liabilities	731,202	742,114
Lease liabilities	-	39,910
Total Liabilities	7,139,620	9,014,579
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 32,619,109 shares and 10,625,788 shares issued and outstanding, respectively	32,618	10,625
Additional paid-in capital	40,602,323	35,282,256
Securities purchase agreement receivable	(180,000)	-
Accumulated deficit	(44,026,679)	(39,290,314)
Accumulated other comprehensive income	11,319,642	11,452,054
Total Stockholders’ Equity	7,747,904	7,454,621
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,887,524	$16,469,200

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(AMOUNT IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	For the Years
	Ended December 31,
	2024	2023
Revenue	$4,528,929	$7,011,299
Cost of revenue	6,514,577	7,292,384

Gross loss	(1,985,648)	(281,085)

Operating expenses:
Selling expenses	528,824	780,328
General and administrative expenses	1,784,750	1,466,084
Research and development expenses	283,942	240,080
Credit loss expenses (gains)	5,702	(15,757)
Total operating expenses	2,603,218	2,470,735

Loss from operations	(4,588,866)	(2,751,820)

Other income (expense):
Interest income	6,641	6,602
Interest expense	(154,140)	(333,600)
Net other expense	(147,499)	(326,998)

Loss before income taxes	(4,736,365)	(3,078,818)
Income tax expense	-	-
Net loss	(4,736,365)	(3,078,818)
Other comprehensive (loss) - foreign currency translation adjustment	(132,412)	(121,011)
Comprehensive loss	$(4,868,777)	$(3,199,829)
Loss per share:
Basic and diluted	$(0.27)	$(0.91)
Weighted average shares outstanding	17,463,723	3,383,573

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNT IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

				Securities		Accumulated
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2022	1,498,180	$1,498	$28,926,931	$-	$(36,211,496)	$11,573,065	$4,289,998
Issuance of common stock for intangible assets	3,000,000	3,000	1,647,000	-	-	-	1,650,000
Conversions of note payable to common stock	3,362,111	3,362	2,856,638	-	-	-	2,860,000
Conversion of related party note and interest	2,751,412	2,751	1,851,701	-			1,854,452
Net loss for the year	-	-	-	-	(3,078,818)	-	(3,078,818)
Foreign currency translation adjustment	-	-	-	-	-	(121,011)	(121,011)
Share rounding due to reverse split	14,085	14	(14)	-			-
Balance as of December 31, 2023	10,625,788	10,625	35,282,256	-	(39,290,314)	11,452,054	7,454,621
Conversions of Note Payable to common stock	6,443,321	6,443	1,460,617	-	-	-	1,467,060
Issuances of common stock for intangible assets	14,650,000	14,650	3,680,350	-	-	-	3,695,000
Issuance of common for securities purchase agreement	900,000	900	179,100	(180,000)	-	-	-
Net loss for the year	-	-	-	-	(4,736,365)	-	(4,736,365)
Foreign currency translation adjustment	-	-	-	-	-	(132,412)	(132,412)
Balance as of December 31, 2024	32,619,109	$32,618	$40,602,323	$(180,000)	$(44,026,679)	$11,319,642	$7,747,904

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNT IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	For the Years
	Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,736,365)	$(3,078,818)
Depreciation and amortization	2,618,066	2,753,653
Credit losses (gains)	5,702	(15,757)
Inventory write off	450,738	(7,974)
Write off of property, plant & equipment	-	45,385
Changes in assets and liabilities:
Trade accounts and other receivables	(197,708)	(938,021)
Advances to suppliers	(13,099)	437,431
Inventories	1,606,888	(17,058)
Trade accounts payable	(733,916)	312,045
Other payables and accrued expenses	432,051	257,778
Contract liabilities	73,716	(423,261)
Prepaid expenses	27,565	(25,089)
Net Cash Used in Operating Activities	(466,362)	(699,686)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, net	(38,411)	(11,517)
Advances for intangible assets	(253,307)	-
Net Cash used in Investing Activities	(291,718)	(11,517)

Cash Flows from Financing Activities:
Payments of line of credit	(492,761)	(1,490,049)
Proceeds from lines of credit	492,761	1,532,622
Proceeds from related party	27,353	30,572
Net Cash Provided By Financing Activities	27,353	73,145

Effect of Exchange Rate Changes on Cash	(66,232)	31,925
Net Decrease in Cash and Cash Equivalents	(796,959)	(606,133)
Cash and Cash Equivalents at Beginning of Year	1,423,838	2,029,971
Cash, Cash Equivalents and Restricted Cash at End of Year	$626,879	$1,423,838

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$86,765	$92,439

Supplemental Non-Cash Flow Information:
Conversions of Note Payable and interest to common stock	1,467,060	1,854,542
Issuances of stock for intangible assets	3,695,000	1,650,000
Issuance of common for securities purchase agreement	180,000	-
Lease liabilities arising from obtaining right-of-use assets	-	156,273

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – China Pharma Holdings, Inc., a Nevada corporation (the “Company” or “China Pharma”), owns 100% of Onny Investment Limited (“Onny”), a British Virgin Islands corporation, which owns 100% of Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), a company organized under the laws of the People’s Republic of China (the “PRC”). China Pharma Holdings, Inc. and its subsidiaries are referred to herein as the Company.

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

Liquidity and Going Concern

As of December 31, 2024, the Company had cash and cash equivalents of $0.6 million and an accumulated deficit of $44.0 million and the Company’s current liabilities exceeded current assets by $1.7 million. In addition, the Company had incurred net losses of $4.7 million and had negative cash flows from operating activities of $0.5 million for the year ended December 31, 2024. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer Ms. Li has advanced an aggregate of $1,144,985 as of December 31, 2024 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. The Company will take multiple measures simultaneously in aspects such as procurement, production, human resources, and marketing to reduce operating costs. In terms of procurement, based on the actual situation, the Company will try to carry out centralized procurement as much as possible to enhance its bargaining power with suppliers. In terms of production, the Company will arrange production more reasonably. For example, it will reduce power costs through measures such as centralized production and off-peak power consumption. And by flexibly deploying production personnel, it will save production labor costs. In terms of human resources, the Company will reasonably adjust the staffing, motivate employees to improve work efficiency and work quality, thereby reducing labor costs. In terms of marketing, it will reduce marketing costs through precise marketing and optimizing marketing channels. In addition, the Company will also strengthen the training of employees in various aspects such as production and cost control, enhance the cost awareness of all employees, and apply this awareness to their work. The current plans will allow the Company to fund its operations in the next twelve months, the Company will be able to achieve its future strategic alternatives and has the ability to continue as a going concern.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Reverse Stock Splits – Effective March 6, 2024, China Pharma implemented a 1-for-5 reverse stock split as more fully discussed in Note 13. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split. Effective March 6, 2023, China Pharma implemented a 1-for-10 reverse stock split as more fully discussed in Note 13. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for credit losses. The allowances for credit losses are calculated based on the current expected credit losses model based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. Charges (credits) to credit losses (gains) totaled $5,702 and ($15,757) for the years ended December 31, 2024 and 2023, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $0 and $0 against the allowance for the years ended December 31, 2024 and 2023, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

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

Inventory – Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. A total of $450,738 and $7,974 was written off during the years ended December 31, 2024 and 2023, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2024 and 2023, the Company evaluated its long-lived assets and determined that no impairment adjustments were necessary.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $162,208 and $90,507 and are recorded as a liability on the accompanying balance sheet as “Contract liabilities” as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, the Company has potentially dilutive common shares related to the option to purchase 13,300 shares of common stock is excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in this ASU are intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. For interim and annual reporting periods, an entity shall disaggregate, in a tabular format disclosure in the notes to financial statements, all relevant expense captions presented on the face of the income statement in continuing operations into the purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements We are currently evaluating the impact the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements but will require certain additional disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. ASU 2024-04 clarifies how entities should assess the form and amount of consideration when applying this approach. In addition, the new ASU clarifies that induced conversion accounting can be applied to settlements of certain convertible debt instruments that are not currently convertible as long as the instrument contained a substantive conversion feature as of both its issuance date and the inducement offer acceptance date. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2024-03 will have on its combined financial statements and related disclosures.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	December 31,	December 31,
	2024	2023
Trade accounts receivable	13,819,322	14,290,522
Less: allowance for credit losses	(13,587,182)	(13,786,074)
Trade accounts receivable, net	$232,140	$504,448

Our allowance for credit losses estimate practice using the current expected credit loss method is that we consider accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management. We account for the following respective percentage as bad debt allowance based on age of the accounts receivables: 10% of accounts receivable that are between 180 days and 365 days old, 70% of accounts receivable that are between 365 days and 720 days old, and 100% of accounts receivable that are greater than 720 days old.

We recognize credit losses per actual write-offs as well as changes of allowance for doubtful accounts. To the extent that our current allowance for doubtful accounts is higher than that of the previous period, we recognize a credit loss for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a gain from the reversal of the allowance for doubtful accounts for the difference. The allowance for doubtful account balances were $13.59 million and $13.79 million as of December 31, 2024 and 2023, respectively. The changes in the allowances for doubtful accounts during the years ended December 31, 2024 and 2023 were as follows:

	For the Years
	Ended December 31,
	2024	2023
At the beginning of the year	13,786,074	16,739,527
Credit loss expenses (gains)	5,702	(15,757)
Credit loss write-offs	-	(2,671,896)
Foreign currency translation adjustment	(204,594)	(265,800)
At the end of the year	13,587,182	13,786,074

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$880,571	$1,885,615
Work in process	340,404	413,597
Finished goods	1,619,250	1,562,725
Total Inventories	2,840,225	3,861,937
Less: Provision for obsolescence	(574,071)	(129,420)
	$2,266,154	$3,732,517

Changes to the provision for obsolescence consisted of the following:

	December 31,	December 31,
	2024	2023
At the beginning of the year	$129,420	$139,682
Charges (credits) to provision	450,738	(7,974)
Exchange rate	(6,087)	(2,288)
At the end of the year	$574,071	$129,420

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Permit of land use	$391,836	$397,684
Building	9,099,045	9,234,836
Plant, machinery and equipment	26,835,227	27,170,123
Motor vehicle	265,255	303,697
Office equipment	390,434	388,740
Total	36,981,797	37,495,080
Less: accumulated depreciation	(32,098,396)	(30,394,655)
Property, plant and equipment, net	$4,883,401	$7,100,425

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $2,170,820 and $2,529,857 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired (“Bonier Agreement”) from Chengdu Bonier Medical Technology Development Co., Ltd. (“Bonier”), and the Technology Transfer Agreements discussed below. No costs were reclassified from advances to intangible assets during the years ended December 31, 2024 and 2023, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years. The acquired intellectual property is being amortized over the life of the patents, which range from 10 to 20 years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $447,246 and $223,796 for the years ended December 31, 2024 and 2023, respectively which was included in the general and administrative expenses. Medical formulas and the acquired technology typically do not have a residual value at the end of their amortization period.

On November 22, 2024, Helpson entered into a Technology Transfer Agreement (the “Li Yong Agreement”) with Li Yong (“Transferor Yong”). Transferor Yong owns an invention patent of a pharmaceutical composition for treatment of psoriatic arthritis and moderate to severe plaque psoriasis (the “Yong Invention Patent”). Pursuant to the Li Yong Agreement, Transferor Yong will transfer the ownership of the Yong Invention Patent to Helpson.

The aggregate transfer price as contemplated by the Agreement is $580,000 which was paid to the Transferor and his two designees upon the issuance of 2,900,000 shares of common stock of the Company at $0.20 per share based on the closing market price of the Company’s common stock as of the closing date of December 2, 2024.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date.

On November 22, 2024, Helpson entered into a Technology Transfer Agreement (the “Zhao Xijun Agreement”) with Zhao Xijun (“Transferor Xijun”). Transferor Xijun owns an invention patent of a riboflavin stomach floating tablet and a preparation method thereof (the “Xijun Invention Patent”). Pursuant to the Li Yong Agreement, Transferor Yong will transfer the ownership of the Xijun Invention Patent to Helpson and provide relevant technical services.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

The aggregate transfer price as contemplated by the Agreement is $580,000 which was paid to the Transferor and his two designees upon the issuance of 2,900,000 shares of common stock of the Company at $0.20 per share based on the closing market price of the Company’s common stock as of the closing date of December 2, 2024.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date.

On November 22, 2024, Helpson entered into a Technology Transfer Agreement (the “Zhao Chunhai Agreement”) with Zhao Chunhai (“Transferor Chunhai”). Transferor Chunhai owns an invention patent of a pharmaceutical composition for the treatment of gray nail (the “Chunhai Invention Patent”). Pursuant to the Zhao Chunhai Agreement, Transferor Chunhai will transfer the ownership of the Chunhai Invention Patent to Helpson and provide relevant technical services.

The aggregate transfer price as contemplated by the Agreement is $600,000 which was paid to the Transferor and his two designees upon the issuance of 3,000,000 shares of common stock of the Company at $0.20 per share based on the closing market price of the Company’s common stock as of the closing date of December 2, 2024.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date.

On November 22, 2024, Helpson entered into a Technology Transfer Agreement (the “Du Pingping Agreement”) with Du Pingping (“Transferor Pingping”). Transferor Pingping owns an invention patent drug composition of ansetropisimvastatin (the “Pingping Invention Patent”). Pursuant to the Du Pingping Agreement, Transferor Pingping will transfer the ownership of the Pingping Invention Patent to Helpson and provide relevant technical services.

The aggregate transfer price as contemplated by the Agreement is $570,000 which was paid to the Transferor and his two designees upon the issuance of 2,850,000 shares of common stock of the Company at $0.20 per share based on the closing market price of the Company’s common stock as of the closing date of December 2, 2024.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date.

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

The Company will pay a service fee of 15% of the net profit of the corresponding product sales revenue, which will be paid in cash annually after it launches to the market, contingent on the successful authorization of the above mentioned Bonier Invention Patent.

There were no service fees or profit payments paid related to the above three agreements for the years ended December 31, 2024 and 2023, respectively.

The Company evaluates each approved medical formula for impairment at the date of NMPA approval, when indications of impairment are present and also at the date of each financial statement. The Company’s evaluation is based on an estimated undiscounted net cash flow model, which considers currently available market data for the related drug and the Company’s estimated market share. If the carrying value of the medical formula exceeds the estimated future net cash flows, an impairment loss is recognized for the excess of the carrying value over the fair value of the medical formula, which is determined by the estimated discounted future net cash flows. No impairment loss was recognized during the years ended December 31, 2024 and 2023.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and two Invention Patents as follows:

	December 31,	December 31,
	2024	2023
NMPA approved medical formulas	$4,696,267	$4,766,353
Technology from Bonier	1,701,110	1,726,497
Invention Patents	5,308,930	1,653,028
	11,706,307	8,145,878
Accumulated amortization	(5,261,827)	(4,890,646)
Net carrying amount	6,444,480	3,255,232
Intangible assets in process	250,956	-
	$6,695,436	$3,255,232

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2025	526,118
2026	497,612
2027	497,612
2028	497,612
2029	497,612
Thereafter	4,178,870
Total	$6,695,436

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	December 31,	December 31,
	2024	2023
Compensation to officers and directors	$1,587,506	1,255,506
Business taxes and other	595,476	1,027,186
Total Other Payables	$2,182,982	$2,282,692

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer Ms. Li. Total amounts owed were $1,144,985 and $1,133,809 were recorded as “Borrowings from related parties” on the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with Ms. Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2025. Total interest expense related to the loan was $27,353 and $30,572 for the years ended December 31, 2024 and 2023, respectively. Compensation payable to the Ms. Li is included in “Other payables” in the accompanying consolidated balance sheet totaling $1,559,506 and $1,243,506 as of December 31, 2024 and 2023, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 –LINES OF CREDIT

On December 21, 2022 the Company entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9% with Bank of Communications. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. On February 2, 2024 the Company repaid RMB 3,500,000 under this line of credit. On February 22, 2024 the Company entered into a new agreement on identical terms and received an advance on the line in the amount of RMB 3,500,000 which is due of February 20, 2025. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the years ended December 31, 2024 and 2023 was $39,347 and $31,570, respectively.

On September 30, 2022 the Company received a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.45% and was due September 28, 2023. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest expense under this facility for the years ended December 31, 2024 and 2023 was $47,418 and $48,624, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of December 31, 2024 are as follows:

Year	Lines of Credit
2025	1,015,525
2026	1,391,130
$2,406,655

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of December 31, 2024 and December 31, 2023 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Total interest expense for the years ended December 31, 2024 and 2023 was $29,088 and $206,744, respectively.

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

On October 1, 2024 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on October 2, 2024.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

On November 4, 2024 the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on November 4, 2024.

On December 9, 2024 the Investor delivered its notice of redemption for $117,060 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 815,746 shares of common stock to the Investor on December 11, 2024.

Upon the issuance of the shares related to the December 9, 2024 conversion, there is no remaining balance of the Note and related accrued, and the Note had been fully redeemed and satisfied.

NOTE 10 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the years ended December 31, 2024 and 2023, operating lease cost was $76,597 and $19,413, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $79,461 and $20,142, respectively.  As of December 31, 2024 and December 31, 2023, the Company reported right of use assets of $38,298 and $116,610, respectively and lease liabilities of $39,323 and $117,637, respectively. As of December 31, 2024, its operating leases had a weighted average remaining lease term of 0.50 years and a weighted average discount rate of 3.55%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month period ended December 31:

2025	$39,732
Total undiscounted cash flows	39,732
Less: Imputed interest	(409)
39,323
Less: Lease liabilities, current portion	(39,323)
Lease liabilities, non current portion	$-

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. Through December 31, 2024, the Company has not identified any uncertain tax positions that it has taken. U.S. income tax returns for the years ended December 31, 2020 through December 31, 2024 and the Chinese income tax return for the year ended December 31, 2024 are open for possible examination.

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the years ended December 31, 2024 and 2023, respectively due to continued net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2024	2023
(Benefit) tax at statutory rate of 25%	$(1,184,092)	$(769,704)
Prior year refund received	-	-
Other, primarily the difference in U.S. tax rates	931	3,382
Change in valuation allowance	1,183,161	766,322
Income tax expense	$-	$-

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Allowance for doubtful trade receivables	$3,396,795	$346,519
Allowance for doubtful other receivables	7,112	6,754
Inventory obsolescence reserve	143,518	32,355
Stock compensation	3,201	3,201
Expenses not deductible in current year	1,053,475	1,069,198
Advances for intangible assets impairment	9,477,618	9,619,060
Lease liability, net	256	257
PRC net operating loss carry forward	5,341,831	5,275,411
U.S. net operating loss carry forward	2,279,152	2,078,262
Total deferred income tax assets	21,702,958	18,431,017
Valuation allowance	(21,702,958)	(18,431,017)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$731,202	$742,114

As of December 31, 2024, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $21.4 million which are available to offset any future taxable income through 2029. Approximately $2.6 million of these carryforwards expired in December 2024. The Company also has net operating losses for United States federal income tax purposes of approximately $10.9 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $5.4 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2024 and 2023.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22,610,068 and $21,531,017 as of December 31, 2024 and 2023, respectively.

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected on the balance sheets as accrued taxes payable.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at December 31, 2024 and 2023, respectively. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$18,642	$-	$18,642	$-
Total	$18,642	$-	$18,642	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2023	Level 1	Level 2	Level 3
Banker’s acceptance notes	$65,915	$-	$65,915	$-
Total	$65,915	$-	$65,915	$-

NOTE 13 - STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at December 31, 2024 and 2023.

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

On December 9, 2024 the Investor discussed in Note 9 delivered its notice of redemption for $117,060 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 815,746 shares of common stock to the Investor on December 11, 2024.

On December 12, 2024, the Company entered into that certain securities purchase agreement (the “SPA”) with an institutional investor (the “Institutional Investor”) for an at-the-market offering. Under the SPA, the Institutional Investor may purchase, at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $600,000 within the commitment period from December 12, 2024 to December 31, 2024.

On December 12, 2024, pursuant to the SPA, the Investor agreed to purchase $180,000 of common stock at a price of $0.20 per share and the Company issued 900,000 shares of its common stock. As of December 31, 2024 the Institutional Investor has not delivered the proceeds of $180,000 to the Company. As such the Company has recorded a receivable as a contra equity account in the amount of $180,000.

On December 23, 2024, China Pharma Holdings, Inc., (the “Company”) and that certain investor (the “Investor”) reached an agreement to rescind (the “Recission”) that certain securities purchase agreement (the “Agreement”) dated December 12, 2024.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 100,000 shares from 80,000 shares to 180,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 100,000 shares from 180,000 to 280,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 280,000 to 580,000. On December 22, 2024 the stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 580,000 to 696,000. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 696,000 shares of common stock. Through December 31, 2024, there were 84,700 shares of stock and stock options granted and outstanding under the Plan.  A total of 13,300 options were outstanding as of December 31, 2024 under the Plan. As such, there are 598,000 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the year ended December 31, 2024 and as such, no compensation expense was recognized for the period.

As of December 31, 2024, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2024, no customer accounted for greater than 10.0% of sales and two customers accounted for 63.7% and 13.7% of accounts receivable. Three suppliers accounted for 22.9%, 21.3% and 14.6% of raw material purchases, and two different products accounted for 34.5% and 24.5%  of revenue.

For the year ended December 31, 2023, no customer accounted for more than 10% of sales and two customers accounted for 62.5%  and 13.5% of accounts receivable. Two suppliers accounted for 17.7% and 13.8%  of raw material purchases, and three different products accounted for 25.0%, 22.8% and 13.9%  of revenue.

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