Form 10-Q
period 2025-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2025-05-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 3,262,002 shares of common stock, $0.01 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$412,688	$626,879
Banker’s acceptances	-	18,642
Trade accounts receivable, less allowance for credit
losses of $13,605,157 and $13,587,182, respectively	328,901	232,140
Other receivables, less allowance for doubtful
accounts of $28,497 and $28,447, respectively	39,046	30,286
Advances to suppliers	8,854	14,960
Inventories	1,978,918	2,266,154
Prepaid expenses	82,469	81,328
Total Current Assets	2,850,876	3,270,389

Property, plant and equipment, net	4,777,100	4,883,401
Right-of-use assets	19,176	38,298
Intangible assets, net	6,569,921	6,695,436
TOTAL ASSETS	$14,217,073	$14,887,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$548,257	$225,106
Accrued expenses	195,264	247,159
Other payables	2,150,648	2,182,982
Contract liabilities	114,435	162,208
Borrowings from related parties	1,153,324	1,144,985
Lease liabilities	19,776	39,323
Current portion of lines of credit	940,173	1,015,525
Total Current Liabilities	5,121,877	5,017,288
Non-current Liabilities:
Lines of credit, net of current portion	1,393,107	1,391,130
Deferred tax liability	732,241	731,202
Total Liabilities	7,247,225	7,139,620
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,261,911 shares and 3,261,911 shares issued and outstanding, respectively	3,262	3,262
Additional paid-in capital	40,631,679	40,631,679
Securities purchase agreement receivable	(180,000)	(180,000)
Accumulated deficit	(44,812,251)	(44,026,679)
Accumulated other comprehensive income	11,327,158	11,319,642
Total Stockholders’ Equity	6,969,848	7,747,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,217,073	$14,887,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenue	$1,136,287	$1,369,839
Cost of revenue	1,272,348	1,659,863

Gross loss	(136,061)	(290,024)

Operating expenses:
Selling expenses	87,111	108,187
General and administrative expenses	507,182	488,456
Research and development expenses	29,587	31,451
Credit gains	(1,323)	(2,066)
Total operating expenses	622,557	626,028

Loss from operations	(758,618)	(916,052)

Other income (expense):
Interest income	1,074	2,315
Interest expense	(28,028)	(42,155)
Net other expense	(26,954)	(39,840)

Loss before income taxes	(785,572)	(955,892)
Income tax expense	-	-
Net loss	(785,572)	(955,892)
Other comprehensive income (loss) - foreign currency translation adjustment	7,516	(21,575)
Comprehensive loss	$(778,056)	$(977,467)
Loss per share:
Basic and diluted	$(0.24)	$(0.72)
Weighted average shares outstanding	3,261,911	1,333,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	1,062,579	1,063	35,291,818	(39,290,314)	11,452,054	7,454,621
Conversions of Note Payable to common stock	119,108	119	449,881	-	-	450,000
Issuances of common stock for intangible assets	300,000	300	1,364,700	-	-	1,365,000
Net loss for the period	-	-	-	(955,892)	-	(955,892)
Foreign currency translation adjustment	-	-	-	-	(21,575)	(21,575)
Balance as of March 31, 2024	1,481,687	$1,482	$37,106,399	$(40,246,206)	$11,430,479	$8,292,154

				Securites		Accumulated
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2024	3,261,911	$3,262	$40,631,679	(180,000)	$(44,026,679)	$11,319,642	$7,747,904
Net loss for the period	-	-	-	-	(785,572)	-	(785,572)
Foreign currency translation adjustment	-	-	-	-	-	7,516	7,516
Balance as of March 31, 2025	3,261,911	$3,262	$40,631,679	$(180,000)	$(44,812,251)	$11,327,158	$6,969,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(785,572)	$(955,892)
Depreciation and amortization	329,313	733,798
Credit gains	(1,323)	(2,066)
Inventory write off	213,379	126,258
Changes in assets and liabilities:
Trade accounts and other receivables	(164,670)	120,370
Advances to suppliers	6,130	(9,319)
Inventories	156,627	138,090
Trade accounts payable	322,935	(316,568)
Other payables and accrued expenses	(85,596)	(347,982)
Contract liabilities	(48,019)	21,982
Prepaid expenses	(1,026)	(93,829)
Net Cash Used in Operating Activities	(57,822)	(585,158)

Cash Flows from Investing Activities:
Purchases of property and equipment	(58,324)	-
Advances for intangible assets	(22,641)	-
Net Cash used in Investing Activities	(80,965)	-

Cash Flows from Financing Activities:
Payments of line of credit	(76,820)	-
Interest payable to related party	6,787	6,856
Net Cash (Used In) Provided By Financing Activities	(70,033)	6,856

Effect of Exchange Rate Changes on Cash	(5,371)	(6,655)
Net Decrease in Cash and Cash Equivalents	(214,191)	(584,957)
Cash and Cash Equivalents at Beginning of Year	626,879	1,423,838
Cash and Cash Equivalents at End of Year	$412,688	$838,881

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$21,241	$22,928

Supplemental Noncash Investing and Financing Activities:
Conversions of Note Payable and interest to common stock	-	450,000
Issuances of stock for intangible assets	-	1,365,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2025, the Company had cash and cash equivalents of $0.4 million and an accumulated deficit of $44.8 million and the Company’s current liabilities exceeded current assets by $2.3 million. In addition, the Company had incurred net losses of $0.8 million and had negative cash flows from operating activities of $0.06 million for the three months ended March 31, 2025. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer Ms. Li has advanced an aggregate of $1,153,324 as of March 31, 2025 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. The Company will implement multiple measures simultaneously across procurement, production, human resources, and marketing to reduce operating costs. In procurement, the Company will consolidate purchasing activities where practical to enhance bargaining power with suppliers. In production, operations will be optimized through approaches such as centralized manufacturing cycles and shifting energy-intensive processes to off-peak hours to reduce power costs. Production personnel will be deployed efficiently to minimize labor expenses while maintaining quality standards. In human resources, the Company will optimize staffing levels and implement targeted incentives to improve work efficiency and output quality, thereby controlling labor costs. Marketing expenditures will be focused on high-return channels through data-driven targeting and channel optimization. Additionally, the Company will enhance employee training in production techniques and cost management principles, fostering a culture of cost awareness throughout the organization. Management believes that, if successfully implemented, these measures may improve the Company’s cash position and allow the Company to fund its operations in the next twelve months, however, there can be no assurance that the Company will be able to fully execute the planned initiatives, achieve its strategic alternatives, and resolve the conditions raising substantial doubt about its ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

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

Reverse Stock Split – Effective April 15, 2025, China Pharma implemented a 1-for -10 reverse stock split as more fully discussed in Note 12. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessary be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (“2024 Annual Report”).

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

The potentially dilutive common shares related to the option to purchase 1,330 shares of common stock at March 31, 2025 and December 31, 2024 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

Potentially dilutive common shares related to the option to purchase 13,300 shares of common stock at March 31, 2025 and March 31, 2024 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,	December 31,
	2025	2024
Trade accounts receivable	13,934,058	13,819,322
Less: allowance for credit losses	(13,605,157)	(13,587,182)
Trade accounts receivable, net	$328,901	$232,140

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

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

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a credit loss for the difference during the current period, and when the current credit losses are lower than that of the previous period, we recognize a gain from the reversal of the allowance for credit losses for the difference. The allowance for credit losses balances were $13.61 million and $13.59 million as of March 31, 2025 and December 31, 2024, respectively. The changes in the allowances for credit losses during the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
At the beginning of the period	13,587,182	13,786,074
Credit gains	(1,323)	(2,066)
Credit loss write-offs	-	-
Foreign currency translation adjustment	19,298	(24,015)
At the end of the period	13,605,157	13,759,993

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$875,802	$880,571
Work in process	291,452	340,404
Finished goods	1,599,861	1,619,250
Total Inventories	2,767,115	2,840,225
Less: Provision for obsolescence	(788,197)	(574,071)
	$1,978,918	$2,266,154

Changes to the provision for obsolescence consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024
At the beginning of the period	$574,071	$129,420
Charges to provision	213,379	126,258
Exchange rate	747	(85)
At the end of the period	$788,197	$255,593

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Permit of land use	$392,393	$391,836
Building	9,111,974	9,099,045
Plant, machinery and equipment	26,930,458	26,835,227
Motor vehicle	265,632	265,255
Office equipment	392,196	390,434
Total	37,092,653	36,981,797
Less: accumulated depreciation	(32,315,553)	(32,098,396)
Property, plant and equipment, net	$4,777,100	$4,883,401

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $171,601 and $636,721 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired (“Bonier Agreement”) from Chengdu Bonier Medical Technology Development Co., Ltd. and the invention patents and intellectual property acquired pursuant to Technology Transfer Agreements in 2024 and 2023. No costs were reclassified from advances to intangible assets during the three months ended March 31, 2025 and 2024, respectively.

There were no service fees or profit payments paid related to the Bonier Agreement or the Technology Transfer Agreements from 2024 and 2023 for the three months ended March 31, 2025 and 2024, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $157,712 and $97,077 for the three months ended March 31, 2025 and 2024, respectively. which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and two Invention Patents as follows:

	March 31,	December 31,
	2025	2024
NMPA approved medical formulas	$4,702,940	$4,696,267
Technology from Bonier	1,703,527	1,701,110
Invention Patents	5,316,474	5,308,930
	11,722,941	11,706,307
Accumulated amortization	(5,426,966)	(5,261,827)
Net carrying amount	6,295,975	6,444,480
Intangible assets in process	273,946	250,956
	$6,569,921	$6,695,436

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	March 31,	December 31,
	2025	2024
Compensation payable to officer	$1,595,506	$1,587,506
Business taxes and other	555,142	595,476
Total Other Payables	$2,150,648	$2,182,982

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed were $1,153,324 and $1,144,985 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is due July 9, 2025. Total interest expense related to the loan for the three months ended March 31, 2025 and 2024 was $6,787 and $6,856, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,595,506 and $1,587,506 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 8 –LINES OF CREDIT

On December 21, 2022 the Company entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9% with Bank of Communications. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. The loan was fully paid on November 7, 2024. The loan was renewed on identical terms and an advance was made in the amount of RMB3,800,000 on November 11, 2024 with the balance maturing on June 21, 2025. On December 2, 2024 the Company repaid the RMB 3,500,000 and renewed the line on identical terms. The RMB 3,500,000 was advance on the same date, with the due date of the loan maturing on June 21, 2025. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended March 31, 2025 and 2024 was $9,919 and $9,064, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

On September 30, 2022 the Company received a line of credit for RMB 10,000,000 (approximately $1.54 million) with Bank of China. The loan bears interest at the rate of 3.45% and was due September 28, 2023. On September 22, 2023 the Company repaid this note in full. On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. With the reduction of the Loan Prime Rate by the bank on September 20, 2024, the loan interest rate for this transaction was lowered to 3.25% effective September 21, 2024. Additionally, the company repaid RMB 551,250 (approximately $77,000) on March 21, 2025. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $11,323 and $11,922 for the three months ended March 31, 2025 and 2024, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of March 31, 2025 are as follows:

Year	Lines of Credit
2025	940,173
2026	1,393,107
$2,333,280

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of March 31, 2025 and December 31, 2024 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended March 31, 2025 and 2024, operating lease cost was $19,176 and $19,413, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $19,894 and $20,142, respectively. As of March 31, 2025 and December 31, 2024, the Company reported right of use assets of $19,176 and $38,298, respectively and lease liabilities of $19,776 and $39,323, respectively. As of March 31, 2025, its operating leases had a weighted average remaining lease term of 0.25 years and a weighted average discount rate of 3.55%.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month period ended March 31:

2025	$19,894
Total undiscounted cash flows	19,894
Less: Imputed interest	(118)
19,776
Less: Lease liabilities, current portion	(19,776)
Lease liabilities, non current portion	$-

The Company has leases with terms less than one year for certain provincial sales offices that are not material.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

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

There was no provision for income taxes for the three months ended March 31, 2025 and 2024, respectively due to continued net losses of the Company.

As of March 31, 2025, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $21.8 million which are available to offset any future taxable income through 2030. Approximately $6.7 million of these carryforwards will expire in December 2025. The Company also has net operating losses for United States federal income tax purposes of approximately $11.0 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $5.9 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of March 31, 2025 and December 31, 2024.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21,918,668 and $21,702,958 as of March 31, 2025 and December 31, 2024, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at March 31, 2024 and December 31, 2024. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

Fair Value Measurements at
Reporting Date Using
Description	March 31, 2025	Level 1	Level 2	Level 3
Banker’s acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

		Fair Value Measurements at
		Reporting Date Using
Description	December 31, 2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$18,642	$-	$18,642	$-
Total	$18,642	$-	$18,642	$-

NOTE 12 – STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at March 31, 2025 and December 31, 2024.

Effective April 15, 2025, the Company implemented a 1-for-10 reverse split of its common stock. The reverse stock split was approved by the Company’s Board of Directors through unanimous written consent and the Company’s stockholders at its Annual Meeting for the fiscal year ended on December 31, 2023, which was held on December 22, 2024. Upon the effectiveness of the reverse stock split, every 10 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Instead, any fractional shares that resulted from the split were rounded up to the next whole number. The reverse stock split affects all stockholders uniformly and does not alter any stockholder’s percentage interest in the Company’s outstanding common stock, except for adjustments that may result from the treatment of fractional shares. All share and per share amounts have been retroactively restated for all periods presented in the accompanying unaudited condensed consolidated financial statements.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 10,000 shares from 8,000 shares to 18,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 shares from 18,000 to 28,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 28,000 to 58,000. On December 22, 2024 the stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 58,000 to 69,600. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 69,600 shares of common stock. Through March 31, 2025, there were 8,470 shares of stock and stock options granted and outstanding under the Plan.  A total of 1,330 options were outstanding as of March 31, 2025 under the Plan. As such, there are 59,800 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the three months ended March 31, 2025 and as such, no compensation expense was recognized for the period.

As of March 31, 2025, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the three months ended March 31, 2025, no customer accounted for greater than 10.0% of sales and two customers accounted for 63.3% and 13.6% of accounts receivable. Two suppliers accounted for 40.3% and 31.4% of raw material purchases, and two different products accounted for 34.7% and 28.3% of revenue.

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

China’s consistency evaluation of generic drugs continues to proceed for the three months ended March 31, 2025. Helpson has always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, has passed generic-drug-consistency-evaluation in early August 2023.

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

Results of Operations for the Three Months ended March 31, 2025

Revenue

Revenue was $1.14 million for the three months ended March 31, 2025, which represented a decrease of $0.23 million, as compared to $1.37 million for the three months ended March 31, 2024. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Product Category	2025	2024	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.34	0.32	0.02	6%
Anti-Viral/ Infection & Respiratory	0.72	0.93	-0.21	-23%
Digestive Diseases	0.06	0.04	0.02	50%
Other	0.02	0.08	-0.06	-75%

The most significant revenue decrease in terms of dollar amount was in the “Anti-Viral/ Infection & Respiratory” category. It generated $0.72million for the three months ended March 31, 2025, compared to $0.93 million for the three months ended March 31, 2024, which represented a decrease of $0.21million. This decrease was mainly due to the decrease in sales of the Roxithromycin Dispersible Tablet due to market fluctuation.

The “Other” product category generated $0.02 million for the three months ended March 31, 2025, compared to $0.08 million for the three months ended March 31, 2024, which represented a decrease of $0.06 million. This decrease was mainly due to the decrease in sales of the Vitamin B6 for Injection due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” product category generated $0.34 million in sales revenue for the three months ended March 31, 2025, compared to $0.32 million for the same period last year, which represented an increase of $0.02million. This increase was mainly due to the increase in sales of Alginic Sodium Diester Injection due to market fluctuation.

“Digestive” product category generated $0.06million in sales revenue for the three months ended March 31, 2025, compared to $0.04million for the same period last year, which represented an increase of $0.02 million. This increase was mainly due to the increase in sales of Omeprazole due to market volatility.

	Three Months Ended March 31,
Product Category	2025	2024
CNS Cerebral & Cardio Vascular	29.9%	23.9%
Anti-Viral/ Infection & Respiratory	63.4%	54.4%
Digestive Diseases	5.0%	14.6%
Other	1.7%	7.1%

For the three months ended March 31, 2025, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 63.4% and 54.4% of total sales in the three months ended March 31, 2025 and 2024, respectively. The “CNS Cerebral & Cardio Vascular” category represented 29.9% of total revenue for the three months ended March 31, 2025, compared to23.9% for the three months ended March 31, 2024. The “Digestive Diseases” category represented 5.0% and 14.6% of total revenue for the three months ended March 31, 2025 and 2024, respectively. The “Other” category represented1.7% and 7.1% of revenues for the three months ended March 31, 2025 and 2024, respectively.

Cost of Revenue

For the three months ended March 31, 2025, our cost of revenue was $1.27 million, or 112.0% of total revenue, which represented a decrease of $0.39 million from $1.66 million, or 121.2% of total revenue, in the same period of 2024. The decrease in cost of revenues in the twelve months ended December 31, 2024 was mainly due to the decrease in revenue.

Gross Loss and Loss Margin

Gross loss for the three months ended March 31, 2025 was $0.14 million, compared to $0.29million for the three months ended March 31, 2024. Our gross loss margin for the three months ended March 31, 2025 was 12.0%, compared to 21.2% for the three months ended March 31, 2024.The main reasons for the decrease in the gross loss rate were: some of our machinery and equipment have reached their accounting useful life and all the depreciation has been accrued. As a result, the product cost has decreased.

Selling Expenses

Our selling expenses for the three months ended March 31, 2025 were $0.09million, a decrease of $0.02million compared to $0.11million for the three months ended March 31, 2024. Selling expenses accounted for 7.7% of the total revenue for the three months ended March 31, 2025 compared to 7.9% for the three months ended March 31, 2024.  Because of the adjustments in the sales practices and Chinese national CP, we reduced selling expenses to efficiently support the sales and the collection of accounts receivable, especially in the context of the increasing impact of CP, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025were $0.51 million, an increase of $0.02 million compared to $0.49 million for the three months ended March 31, 2024. General and administrative expenses accounted for 44.6% and 35.7% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. Reason for this increase was mainly due to the increased amortization of intangible asset.

Research and Development Expenses

Our research and development expenses were $0.03 million for the three months ended March 31, 2025 and 2024, respectively. Research and development expenses accounted for 2.6% and2.3% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. These expenditures were mainly spent on the consistency evaluation of the existing products.

Credit Gains

Our credit gains for the three months ended March 31, 2025 was $1,323, as compared to $2,066 for the same period in 2024.

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

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.07 million and $0.06 million as of March 31, 2025 and December 31, 2024, respectively.

The following table illustrates our trade accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of March31, 2025and 2024:

	March 31,	December 31,
	2025	2024
1 - 180 Days	1.84%	1.24%
180 - 365 Days	0.57%	0.48%
365 - 720 Days	0.01%	0.01%
> 720 Days	97.58%	98.27%
Total	100.00%	100.00%

	Gross Trade Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
1-180 Days	256,441.93	176,430.91		-
180-365 Days	80,065.58	68,321.92	8,006.56	6,832.19
365-720 Days	1,334.01	718.49	933.81	502.94
Over 720 Days	13,596,216.53	13,930,801.32	13,596,216.53	13,930,801.32
Total	13,934,058.05	14,176,272.64	13,605,156.90	13,938,136.45

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

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 97.6% and 98.3% as of March31, 2025 and December 31, 2024, respectively.

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

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a credit gains for the difference. The allowance for credit losses balances were $13.6million as of March 31, 2025 and $13.9million as of December 31, 2024, respectively. The changes in the allowances for credit losses of trade accounts receivable during the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Balance, Beginning of Period	$13,587,182	$13,786,074
Bad debt expense	(1,323)	(2,066)
Foreign currency translation adjustment	19,298	(24,015)
Balance, End of Period	$13,605,157	$13,759,993

Our credit gains for the three months ended March 31, 2025 was $1,323, as compared to$2,066 in the same period in 2024.

Loss from Operations

Our operating loss for the three months ended March 31, 2025 was $0.76 million, compared to $0.92 million in the same period in 2024.

Net Interest Expense

Net interest expense was $0.03million for the three months ended March 31, 2025 and $0.04million for the three months ended March 31, 2024.

Net Loss

Net loss for the three months ended March 31, 2025 was $0.79 million, compared to net loss of $0.96 million for the three months ended March 31, 2024. The decrease in net loss was mainly a result of the decline in cost.

Loss per basic and diluted common share was $0.24 for the three months ended March 31, 2025 and $0.72 for the three months ended March 31, 2024, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 3,261,911 for the three months ended March 31, 2025, as compared to 1,333,059 for the same period in 2024.

The significant change in weighted-average outstanding shares and per share figures reflects the impact of our 1-for-10 reverse stock split that became effective on April 15, 2025. While this split occurred after the quarter end, in accordance with SEC reporting requirements and U.S. GAAP, we have retrospectively adjusted all share and per share information for all periods presented. The reverse stock split reduced the number of outstanding shares by combining every 10 shares into 1 share, which has the mathematical effect of increasing the loss per share figures proportionately when comparing current results to prior periods. This stock split follows our previous 1-for-5 reverse stock split implemented on March 6, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of March 31, 2025, the aggregated advance from our CEO was $1.15 million for use in operations. Our cash and cash equivalents were $0.41million, representing 2.9% of our total assets, as of March 31, 2025, as compared to $0.63 million, representing 4.2% of our total assets as of March 31, 2024. All of the $0.41million of cash and cash equivalents as of March 31, 2025are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Although the Company obtained additional lines of credit for the three months ended March 31, 2025, there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital for the three months ended March 31, 2025, there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.06 million in the three months ended March 31, 2025, compared to $0.59million in the same period in 2024.

As of March 31, 2025, our net trade accounts receivable was $0.33 million, an increase of $0.10million from $0.23million as of December 31, 2024.

As of March 31, 2025, total inventory was $1.98 million, compared to $2.27 million as of December 31, 2024.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $0.08million. This was mainly due to the investment in purchasing of equipment, and the development of a medicine formula. And there was no investing activities for the three months ended March 31, 2024.

Financing Activities

Cash flow used by financing activities was $70,033 in the three months ended March 31, 2025; compared to $6,856 provided for the same period for the three months ended March 31, 2024.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2025 and December 31, 2024, Helpson’s net assets totaled ($6,785,000)and ($6,197,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of March 31, 2025 and December 31, 2024, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets at March 31, 2025 and December 31, 2024.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2025.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, included in the Company’s annual report on Form 10-Q for the three months ended March 31, 2025, which is incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 14, 2025	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2025	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

3.1	The Third Amended and Restated Articles of Incorporation of the Company.

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)