Form 10-Q
period 2025-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2025-08-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 3,262,002 shares of common stock, $0.01 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$625,032	$626,879
Banker’s acceptances	-	18,642
Trade accounts receivable, less allowance for credit losses of $13,644,006 and $13,587,182, respectively	268,793	232,140
Other receivables, less allowance for credit losses of $29,014 and $28,447, respectively	48,361	30,286
Advances to suppliers	4,967	14,960
Inventories	1,678,769	2,266,154
Prepaid expenses	74,869	81,328
Total Current Assets	2,700,791	3,270,389

Property, plant and equipment, net	4,625,907	4,883,401
Right-of-use assets	-	38,298
Intangible assets, net	6,439,862	6,695,436
TOTAL ASSETS	$13,766,560	$14,887,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$530,729	$225,106
Accrued expenses	191,293	247,159
Other payables	2,344,882	2,182,982
Contract liabilities	77,683	162,208
Borrowings from related parties	1,407,607	1,144,985
Lease liabilities	-	39,323
Current portion of lines of credit	698,461	1,015,525
Total Current Liabilities	5,250,655	5,017,288
Non-current Liabilities:
Lines of credit, net of current portion	1,319,915	1,391,130
Deferred tax liability	734,246	731,202
Total Liabilities	7,304,816	7,139,620
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,262,022 shares and 3,261,911 shares issued and outstanding, respectively	3,262	3,262
Additional paid-in capital	40,631,679	40,631,679
Subscription receivable	(180,000)	(180,000)
Accumulated deficit	(45,340,618)	(44,026,679)
Accumulated other comprehensive income	11,347,421	11,319,642
Total Stockholders’ Equity	6,461,744	7,747,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,766,560	$14,887,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Revenue	$1,025,767	$924,943	$2,162,054	$2,294,782
Cost of revenue	1,112,777	1,940,329	2,385,125	3,600,192

Gross loss	(87,010)	(1,015,386)	(223,071)	(1,305,410)

Operating expenses:
Selling expenses	101,292	111,455	188,403	219,642
General and administrative expenses	440,834	91,870	948,016	580,326
Research and development expenses	20,952	164,334	50,539	195,785
Credit losses	2,032	8,476	709	6,410
Total operating expenses	565,110	376,135	1,187,667	1,002,163

Loss from operations	(652,120)	(1,391,521)	(1,410,738)	(2,307,573)

Other income (expense):
Research and development subsidy	150,690	-	150,690	-
Interest income	422	1,531	1,496	3,846
Interest expense	(27,359)	(48,140)	(55,387)	(90,295)
Net other income (expense)	123,753)	(46,609)	96,799)	(86,449)

Loss before income taxes	(528,367)	(1,438,130)	(1,313,939)	(2,394,022)
Income tax expense	-	-	-	-
Net loss	(528,367)	(1,438,130)	(1,313,939)	(2,394,022)
Other comprehensive income (loss) - foreign currency translation adjustment	20,263	(45,502)	27,778	(67,077)
Comprehensive loss	$(508,104)	$(1,483,632)	$(1,286,161)	$(2,461,099)
Loss per share:
Basic and diluted	$(0.16)	$(0.89)	$(0.40)	$(1.63)
Weighted average shares outstanding	3,262,002	1,612,426	3,262,002	1,472,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	1,062,579	$1,063	$35,291,818	$(39,290,314)	$11,452,054	$7,454,621
Conversions of Note Payable to common stock	119,109	119	449,881	-	-	450,000
Issuance of common stock for intangible assets	300,000	300	1,364,700	-	-	1,365,000
Net loss for the period	-	-	-	(955,892)	-	(955,892)
Foreign currency translation adjustment	-	-	-	-	(21,575)	(21,575)
Balance as of March 31, 2024	1,481,688	1,482	37,106,399	(40,246,206)	11,430,479	8,292,154
Conversions of Note Payable to common stock	234,592	235	599,765	-	-	600,000
Net loss for the period	-	-	-	(1,438,130)	-	(1,438,130)
Foreign currency translation adjustment	-	-	-	-	(45,502)	(45,502)
Balance, as of June 30, 2024	1,716,280	$1,717	$37,706,164	$(41,684,336)	$11,384,977	$7,408,522

				Securities
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2024	3,261,911	$3,262	$40,631,679	(180,000)	$(44,026,679)	$11,319,642	$7,747,904
Net loss for the period	-	-	-	-	(785,572)	-	(785,572)
Foreign currency translation adjustment	-	-	-	-	-	7,516	7,516
Balance, March 31, 2025	3,261,911	3,262	40,631,679	(180,000)	(44,812,251)	11,327,158	6,969,848
Net loss for the period	-	-		-	(528,367)	-	(528,367)
Share rounding due to reverse split	91	*	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	20,263	20,263
Balance, June 30, 2025	3,262,002	$3,262	40,631,679	$(180,000)	$(45,340,618)	$11,347,421	$6,461,744

*	Less than 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,313,939)	$(2,394,022)
Depreciation and amortization	650,176	1,473,050
Credit losses	709	6,410
Inventory write off	422,932	411,431
Changes in assets and liabilities:
Trade accounts and other receivables	(185,236)	182,533
Advances to suppliers	10,020	1,845
Inventories	321,431	719,121
Trade accounts payable	303,613	(821,907)
Other payables and accrued expenses	101,678	(241,434)
Advances from customers	(84,899)	11,142
Prepaid expenses	6,773	(6,053)
Net Cash Provided by (Used in) Operating Activities	233,258	(657,884)

Cash Flows from Investing Activities:
Purchases of property and equipment	(58,259)	(28,086)
Advances for intangible assets	(32,627)	-
Net Cash Used in Investing Activities	(90,886)	(28,086)

Cash Flows from Financing Activities:
Payments of line of credit	(1,092,893)	(492,761)
Proceeds from lines of credit	695,999	492,761
Borrowings and interest from related party	297,673	13,708
Net Cash (Used In) Provided By Financing Activities	(99,221)	13,708

Effect of Exchange Rate Changes on Cash	(44,998)	(12,239)
Net Decrease in Cash and Cash Equivalents	(1,847)	(684,501)
Cash and Cash Equivalents at Beginning of Period	626,879	1,423,838
Cash and Cash Equivalents at End of Period	$625,032	$739,337

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$41,829	$43,217

Supplemental Noncash Investing and Financing Activities:
Conversions of Note Payable to common stock	-	$1,050,000
Issuances of stock for intangible assets	-	$1,365,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2025, the Company had cash and cash equivalents of $0.6 million and an accumulated deficit of $45.3 million and the Company’s current liabilities exceeded current assets by $2.5 million. In addition, the Company had incurred net losses of $1.3 million and had cash inflows from operating activities of $0.23 million for the six months ended June 30, 2025. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer Ms. Li has advanced an additional $0.24 million during the second quarter of 2025 for an aggregate of $1,407,607 as of June 30, 2025 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility and current lines of credit. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. The Company will implement multiple measures simultaneously across procurement, production, human resources, and marketing to reduce operating costs. In procurement, the Company will consolidate purchasing activities where practical to enhance bargaining power with suppliers. In production, operations will be optimized through approaches such as centralized manufacturing cycles and shifting energy-intensive processes to off-peak hours to reduce power costs. Production personnel will be deployed efficiently to minimize labor expenses while maintaining quality standards. In human resources, the Company will optimize staffing levels and implement targeted incentives to improve work efficiency and output quality, thereby controlling labor costs. Marketing expenditures will be focused on high-return channels through data-driven targeting and channel optimization. Additionally, the Company will enhance employee training in production techniques and cost management principles, fostering a culture of cost awareness throughout the organization. Management believes that, if successfully implemented, these measures may improve the Company’s cash position and allow the Company to fund its operations in the next twelve months, however, there can be no assurance that the Company will be able to fully execute the planned initiatives, achieve its strategic alternatives, and resolve the conditions raising substantial doubt about its ability to continue as a going concern.

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

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

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

The potentially dilutive common shares related to the option to purchase 1,330 shares of common stock as of June 30, 2025 and 2024 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in this ASU are intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. For interim and annual reporting periods, an entity shall disaggregate, in a tabular format disclosure in the notes to financial statements, all relevant expense captions presented on the face of the income statement in continuing operations into the purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements but will require certain additional disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. ASU 2024-04 clarifies how entities should assess the form and amount of consideration when applying this approach. In addition, the new ASU clarifies that induced conversion accounting can be applied to settlements of certain convertible debt instruments that are not currently convertible as long as the instrument contained a substantive conversion feature as of both its issuance date and the inducement offer acceptance date. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2024-04 will have on its consolidated financial statements and related disclosures.

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2025-01 will have on its consolidated financial statements and related disclosures.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30,	December 31,
	2025	2024
Trade accounts receivable	13,912,799	13,819,322
Less: allowance for credit loss	(13,644,006)	(13,587,182)
Trade accounts receivable, net	$268,793	$232,140

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a credit loss for the difference during the current period, and when the current credit losses are lower than that of the previous period, we recognize a gain from the reversal of the allowance for credit losses for the difference. The allowance for credit losses balances were $13.64 million and $13.59 million as of June 30, 2025 and December 31, 2024, respectively. The changes in the allowances for credit losses during the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Balance, Beginning of Period	13,605,157	13,759,993	13,587,182	13,786,074
Credit losses	2,032	8,476	709	6,410
Foreign currency translation adjustment	36,817	(62,392)	56,115	(86,407)
Balance, End of Period	13,644,006	13,706,077	13,644,006	13,706,077

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$852,032	$880,571
Work in process	287,491	340,404
Finished goods	1,540,134	1,619,250
Total Inventories	2,679,657	2,840,225
Less: Provision for obsolescence	(1,000,888)	(574,071)
	$1,678,769	$2,266,154

Changes to the provision for obsolescence consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
At the beginning of the period	$788,197	$255,593	574,071	129,420
Charges to provision	209,553	285,173	422,932	411,431
Exchange rate	3,138	(59,584)	3,885	(59,669)
At the end of the period	$1,000,888	$481,182	1,000,888	481,182

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Permit of land use	$393,467	$391,836
Building	9,136,923	9,099,045
Plant, machinery and equipment	27,004,192	26,835,227
Motor vehicle	393,270	265,255
Office equipment	266,360	390,434
Total	37,194,212	36,981,797
Less: accumulated depreciation	(32,568,305)	(32,098,396)
Property, plant and equipment, net	$4,625,907	$4,883,401

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $163,503 and $636,721 for the three months ended June 30, 2025 and 2024, respectively and $335,104 and $1,270,981 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. through certain Technology Transfer Agreement (“Bonier Agreement”) and the invention patents and intellectual property acquired pursuant to Technology Transfer Agreements in 2024 and 2023. No costs were reclassified from advances to intangible assets during the six months ended June 30, 2025 and 2024, respectively.

There were no service fees or profit payments paid related to the Bonier Agreement or the Technology Transfer Agreements from 2024 and 2023 for the six months ended June 30, 2025 and 2024, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $157,360 and $104,922 for the three months ended June 30, 2025 and 2024, respectively and $315,072 and $202,069 for the six months ended June 30, 2025 and 2024 which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and two Invention Patents as follows:

	June 30,	December 31,
	2025	2024
NMPA approved medical formulas	$4,715,816	$4,696,267
Technology from Bonier	1,708,192	1,701,110
Invention Patents	5,331,030	5,308,930
	11,755,038	11,706,307
Accumulated amortization	(5,599,918)	(5,261,827)
Net carrying amount	6,155,120	6,444,480
Intangible assets in process	284,742	250,956
	$6,439,862	$6,695,436

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	June 30,	December 31,
	2025	2024
Compensation payable to officer	$1,603,506	$1,587,506
Business taxes and other	741,376	595,476
Total Other Payables	$2,344,882	$2,182,982

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed to her were $1,407,607 and $1,144,985 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. Chairperson Li has advanced an additional $0.24 million during the second quarter of 2025 to provide working capital and enabled the Company to make the required payments related to its current lines of credit. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is currently due July 9, 2026. Total interest expense related to the loan for the three months ended June 30, 2025 and 2024 was $6,779 and $6,852, respectively. Total interest expense related to the loan for the six months ended June 30, 2025 and 2024 was $13,558 and $13,708, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,567,506 and $1,559,506 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 8 – LINES OF CREDIT

On December 21, 2022 the Company entered into a new line of credit for an aggregate amount of RMB 7,300,000 (approximately $1.0 million) with interest payable monthly at a rate of 3.9% with Bank of Communications. The Company received an advance on the line of credit in the amount of RMB 3,800,000 (approximately $0.56 million) on December 30, 2022. On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 and an interest rate of 3.9% and is due December 15, 2024. The loan was fully paid on November 7, 2024. The loan was renewed on identical terms and an advance was made in the amount of RMB3,800,000 on November 11, 2024 with the balance maturing on June 21, 2025. On December 2, 2024 the Company repaid the RMB 3,500,000 and renewed the line on identical terms. The RMB 3,500,000 was advance on the same date, with the due date of the loan maturing on June 21, 2025. On June 17, 2025, the Company repaid the loan balance of RMB 7,300,000 (approximately $1.0 million). On June 25, 2025 the Company obtained a new line of credit facility in the amount of RMB 5,000,000 and received proceeds of RMB 5,000,000 (approximately $0.7 million). The new facility has an interest rate of 3.6%. The loan is due on June 20, 2026. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended June 30, 2025 and 2024 was $9,687 and $10,237, respectively, and $19,606 and $19,302 for the six months ended June 30, 2025 and 2024, respectively.

On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve month anniversary of the loan. With the reduction of the Loan Prime Rate by the bank on September 20, 2024, the loan interest rate for this transaction was lowered to 3.25% effective September 21, 2024. Additionally, the company repaid RMB 551,250 (approximately $76,500) through June 30, 2025. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $10,924 and $11,993 for the three months ended June 30, 2025 and 2024, respectively, and $22,247 and $23,915 for the six months ended June 30, 2025 and 2024, respectively.

Principal payments required for the remaining terms of the loan facility and lines of credit as of June 30, 2025 are as follows:

Year	Lines of Credit
2025	698,461
2026	1,319,915
$2,018,376

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of June 30, 2025 and December 31, 2024 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

NOTE 9 – LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended June 30, 2025 and 2024, operating lease cost was $19,291 and $19,228, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $20,013 and $20,142, respectively.  For the six months ended June 30, 2025 and 2024, operating lease cost was $38,468 and $38,629, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $39,906 and $40,074, respectively.  As of June 30, 2025 and December 31, 2024, the Company reported right of use assets of $0 and $38,298, respectively and lease liabilities of $0 and $39,323, respectively. As of June 30, 2025, the Company no longer has any remaining operating leases.

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

There was no provision for income taxes for the three and six months ended June 30, 2025 and 2024, respectively due to continued net losses of the Company.

As of June 30, 2025, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $22.1 million which are available to offset any future taxable income through 2030. Approximately $6.7 million of these carryforwards will expire in December 2025. The Company also has net operating losses for United States federal income tax purposes of approximately $11.1 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $6.0 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently assessing its impact on our condensed consolidated financial statements. U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2025 and December 31, 2024.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22,100,657 and $21,702,958 as of June 30, 2025 and December 31, 2024, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at June 30, 2025 and December 31, 2024. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	June 30,	Reporting Date Using
Description	2025	Level 1	Level 2	Level 3
Banker’s acceptance notes	$-	$-	$-	$-
Total	$-	$-	$-	$-

	December 31,	Fair Value Measurements at Reporting Date Using
Description	2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$18,642	$-	$18,642	$-
Total	$18,642	$-	$18,642	$-

NOTE 12 – STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at June 30, 2025 and December 31, 2024.

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

SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

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

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 10,000 shares from 8,000 shares to 18,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 shares from 18,000 to 28,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 28,000 to 58,000. On December 22, 2024 the stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 58,000 to 69,600. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 69,600 shares of common stock. Through June 30, 2025, there were 8,470 shares of stock and stock options granted and outstanding under the Plan.  A total of 1,330 options were outstanding as of June 30, 2025 under the Plan. As such, there are 59,800 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the sixmonths ended June 30, 2025 and as such, no compensation expense was recognized for the period.

As of June 30, 2025, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the six months ended June 30, 2025, one customer accounted for 11.5% of sales and two customers accounted for 63.5% and 13.7% of accounts receivable. Three suppliers accounted for 24.9%, 19.4% and 16.4% of raw material purchases, and three different products accounted for 32.8%, 22.8% and 13.5% of revenue.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates all events and transactions that occur after June 30, 2025 up through the date the Company issues these condensed consolidated financial statements. There is no other subsequent event occurred that would require recognition or disclosure in the Company’s condensed consolidated financial statements.

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

China’s consistency evaluation of generic drugs continues to proceed for the three months ended June 30, 2025. Helpson has always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, has passed generic-drug-consistency-evaluation in early August 2023.

Helpson has taken a more cautious and flexible attitude towards initiating and progressing any project for existing products’ consistency evaluation to cope with the changing macro environment of drug sales in China. In 2018, relevant Chinese authorities decided to implement trial Centralized Procurement (“CP”) activities in 11 selected pilot cities (including 4 municipalities and 7 other cities), since then, ten rounds of CP activities have been carried out as of August 7, 2025, which significantly reduced the price of the drugs that won the bids. In addition, the consistency evaluation has been adopted as one of the qualification standards for participating in the CP activities. As a result, Helpson needs to balance between the market access brought by CP, the investment of financial resources and time to obtain the qualification of CP, and the sharp decline in the price of drugs included in CP before making decisions regarding CP for any products.

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

Results of Operations for the Three months ended June 30, 2025

Revenue

Revenue was $1.03 million for the three months ended June 30, 2025, which represented an increase of $0.10 million, as compared to $0.92 million for the three months ended June 30, 2024. This increase was mainly driven by fluctuating sales increases in some products during the quarter.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
Product Category	2025	2024	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.42	0.37	0.05	14%
Anti-Viral/ Infection & Respiratory	0.53	0.48	0.05	10%
Digestive Diseases	0.06	0.04	0.02	50%
Other	0.02	0.03	-0.01	-33%

The most significant revenue increase in terms of dollar amount was in the “Anti-Viral/ Infection & Respiratory” category. It generated $0.53million for the three months ended June 30, 2025, compared to $0.48 million for the three months ended June 30, 2024, which represented an increase of $0.05million. This increase was mainly due to the increase in sales of the Clarithromycin due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” product category generated $0.42 million in sales revenue for the three months ended June 30, 2025, compared to $0.37 million for the same period last year, which represented an increase of $0.05 million. This increase was mainly due to the increase in sales of Alginic Sodium Diester Injection due to market fluctuation.

“Digestive” product category generated $0.06 million in sales revenue for the three months ended June 30, 2025, compared to $0.04 million for the same period last year, which represented an increase of $0.02 million. This increase was mainly due to the increase in sales of Omeprazole due to market volatility.

The “Other” product category generated $0.02 million for the three months ended June 30, 2025, compared to $0.03 million for the three months ended June 30, 2024, which represented a decrease of $0.01 million. This decrease was mainly due to the decrease in sales of the Vitamin B6 for Injection due to market fluctuation.

	Three Months Ended June 30,
Product Category	2025	2024
CNS Cerebral & Cardio Vascular	40%	41%
Anti-Viral/ Infection & Respiratory	52%	52%
Digestive Diseases	6%	4%
Other	2%	3%

For the three months ended June 30, 2025, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 52% of total sales in each of the three months ended June 30, 2025 and 2024, respectively. The “CNS Cerebral & Cardio Vascular” category represented 40% of total revenue for the three months ended June 30, 2025, compared to 41% for the three months ended June 30, 2024. The “Digestive Diseases” category represented 6% and 4% of total revenue for the three months ended June 30, 2025 and 2024, respectively. The “Other” category represented 2% and 3% of revenues for the three months ended June 30, 2025 and 2024, respectively.

Cost of Revenue

For the three months ended June 30, 2025, our cost of revenue was $1.11 million, or 108.5% of total revenue, which represented a decrease of $0.83 million from $1.94 million, or 209.8% of total revenue, in the same period of 2024. The decrease in cost of revenues in the three months ended June 30, 2025 was mainly due to the decrease in amortization of our PP&E.

Gross Loss and Loss Margin

Gross loss for the three months ended June 30, 2025 was $0.09 million, compared to $1.02 million for the three months ended June 30, 2024. Our gross loss margin for the three months ended June 30, 2025 was 8.5%, compared to 109.8% for the three months ended June 30, 2024. The main reasons for the improvement in the gross loss rate were: the decrease in amortization of our PP&E and the decrease in the allowance of inventory obsolescence.

Selling Expenses

Our selling expenses for the three months ended June 30, 2025 were $0.10 million, a decrease of $0.01 million compared to $0.11 million for the three months ended June 30, 2024. Selling expenses accounted for 9.9% of the total revenue for the three months ended June 30, 2025 compared to 12.0% for the three months ended June 30, 2024.  Because of the adjustments in the sales practices and Chinese national CP, we reduced selling expenses to efficiently support the sales and the collection of accounts receivable, especially in the context of the increasing impact of CP, like other players in the industry, we have reduced the promotion expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2025 were $0.44 million, an increase of $0.35 million compared to $0.09 million for the three months ended June 30, 2024. General and administrative expenses accounted for 43.0% and 9.9% of our total revenues for the three months ended June 30, 2025 and 2024, respectively. Reason for this increase was mainly due to the increased amortization of intangible asset.

Research and Development Expenses

Our research and development expenses were $0.02 million for the three months ended June 30, 2025 and $0.16 million for the three months ended June 30, 2024. Research and development expenses accounted for 2.0% and 17.8% of our total revenues for the three months ended June 30, 2025 and 2024, respectively. The negative research and development (R&D) expense resulted from a refund received due to the default of an outsourced project partner, which offset previously recognized costs.

Credit Losses

Our credit losses for the three months ended June 30, 2025 was $2,032, as compared to $8,476 for the same period in 2024.

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

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.08 million and $0.06 million as of June 30, 2025 and December 31, 2024, respectively.

The following table illustrates our trade accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of June 30, 2025 and 2024:

	June 30,	December 31,
	2025	2024
1 - 180 Days	1.36%	1.24%
180 - 365 Days	0.63%	0.48%
365 - 720 Days	0.01%	0.01%
> 720 Days	98.00%	98.27%
Total	100.00%	100.00%

	Gross Trade Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	30-Jun-25	31-Dec-24	30-Jun-25	31-Dec-24
1-180 Days	189,654	176,431	0	0
180-365 Days	87,286	68,322	8,729	6,832
365-720 Days	1,935	718	1,355	503
Over 720 Days	13,633,923	13,930,801	13,633,923	13,930,801
Total	13,912,799	14,176,273	13,644,006	13,938,136

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

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 98.1% and 98.3% as of June 30, 2025 and December 31, 2024, respectively.

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

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a credit gains for the difference. The allowance for credit losses balances were $13.6 million as of June 30, 2025 and $13.9 million as of December 31, 2024, respectively. The changes in the allowances for credit losses of trade accounts receivable during the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months Ended June 30,
	2025	2024
Balance, Beginning of Period	$13,587,182	$13,786,074
Credit Losses	709	6,410
Foreign currency translation adjustment	56,115	(86,407)
Balance, End of Period	$13,644,006	$13,706,077

Our credit losses for the six months ended June 30, 2025 was $709, as compared to$6,410 in the same period in 2024.

Loss from Operations

Our operating loss for the three months ended June 30, 2025 was $0.65 million, compared to $1.39 million in the same period in 2024.

Research and Development Subsidy

Our research and development subsidy for the three months ended June 30, 2025 was $0.02 million, it was resulted from a refund received due to the default of an outsourced project partner. There was no research and development subsidy in the same period last year.

Net Interest Expense

Net interest expense was $0.03 million for the three months ended June 30, 2025 and $0.05 million for the three months ended June 30, 2024.

Net Loss

Net loss for the three months ended June 30, 2025 was $0.53 million, compared to net loss of $1.44 million for the three months ended June 30, 2024. The improvement in net loss was mainly a result of the decline in cost.

Loss per basic and diluted common share was $0.16 for the three months ended June 30, 2025 and $0.89 for the three months ended June 30, 2024, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 3,261,911 for the three months ended June 30, 2025, as compared to 1,612,426 for the same period in 2024.

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

Results of operations for the six months ended June 30, 2025

Revenue

Revenue decreased by 5.8% to $2.16 million for the six months ended June 30, 2025, as compared to $2.29 million for the six months ended June 30, 2024.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
Product Category	2025	2024	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.75	0.70	0.05	7%
Anti-Viral/ Infection & Respiratory	1.25	1.40	-0.15	-11%
Digestive Diseases	0.11	0.08	0.03	38%
Other	0.04	0.11	-0.07	-64%

The most significant revenue increase in terms of dollar amount was our “CNS Cerebral & Cardio Vascular” product category, which generated $0.75 million in sales revenue in the six months ended June 30, 2025 compared to $0.70 million in the same period a year ago, represented an increase of $0.05 million that was mainly caused by the increase in sales of Alginic Sodium Diester Injection due to market volatility.

Sales of our “Digestive Diseases” was $0.11 million in sales revenue in the six months ended June 30, 2025, compared to $0.08 million in the same period a year ago, which represented an increase of $0.03 million. This increase was mainly due to sales increase in Omeprazole due to market volatility.

Sales of “Anti-Viral/ Infection & Respiratory” product category generated $1.25 million in sales revenue in the six months ended June 30, 2025, compared to $1.40 million in the same period a year ago, which represented a decrease of $0.15 million. This change was mainly caused by the decrease in sales of Cefaclor Dispersible Tablets due to market volatility.

Sales of our “Other” product category generated $0.04 million in the six months ended June 30, 2025, and $0.11 million in the six months ended June 30, 2024. This change was mainly due to market volatility.

	Six Months Ended June 30,
Product Category	2025	2024
CNS Cerebral & Cardio Vascular	35%	30%
Anti-Viral/ Infection & Respiratory	58%	61%
Digestive Diseases	5%	4%
Other	2%	5%

For the six months ended June 30, 2025, revenue breakdown by product category remained similar to that of the same period in 2023. The “Anti-Viral/Infection & Respiratory” products category represented 58% and 61% of total revenues in the six months ended June 30, 2025 and 2024. The “CNS Cerebral & Cardio Vascular” category represented 35% and 30% of total revenue in the six months ended June 30, 2025 and 2024, respectively. The “Digestive Diseases” category represented 5% and 4% of total revenue in the six months ended June 30, 2025 and 2024, respectively. And the “Others” category represented 2% and 5% of revenues in the six months ended June 30, 2025 and 2024, respectively.

Cost of Revenue

For the six months ended June 30, 2025, our cost of revenue was $2.39 million, or 110.3% of total revenue, comparing to $3.60 million, or 156.9% of total revenue, in the same period in 2024. The decrease in the cost to revenue in this period was mainly due to the decrease in amortization of our PP&E and the decrease in the allowance of inventory obsolescence.

Gross Loss and Loss Margin

Gross loss for the six months ended June 30, 2025 was $0.22 million, compared to $1.31 million in the same period in 2024. Our gross loss margin in the six months ended June 30, 2025 was 10.3% compared to 56.9% in the same period in 2024. The improvement of gross margin in this period was mainly due to the decrease in amortization of our PP&E and the decrease in the allowance of inventory obsolescence.

Selling Expenses

Our selling expenses for the six months ended June 30, 2025 and 2024 were $0.19 million and $0.22 million, respectively. Selling expenses accounted for 8.7% of the total revenue in the six months ended June 30, 2025 compared to 9.6% in the same period in 2024.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2025 were $0.95 million, as compared to $0.58 million in the same period in 2024. Our general and administrative expenses accounted for 43.8% and 25.3% of our total revenues in the six months ended June 30, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2025 and 2024 were $0.05 million and $0.20 million, respectively.

Loss from Operations

Our operating loss for the six months ended June 30, 2025 was $1.41 million, compared to $2.31 million in the same period in 2024. The decrease in loss from operation is mainly due to the decrease in amortization of our PP&E and the decrease in the allowance of inventory obsolescence.

Net Interest Expense

Net interest expense for the six months ended June 30, 2025 was $0.05 million, compared to $0.09 million for the same period in 2024.

Net Loss

Net loss for the six months ended June 30, 2025 was $1.31 million, as compared to net loss of $2.39 million for the six months ended June 30, 2024. The decrease of net loss was mainly a result of the decrease in amortization of our PP&E and the decrease in the allowance of inventory obsolescence in this period.

For the six months ended June 30, 2025, loss per basic and diluted common share was $0.40, compared to loss per basic and diluted common share of $1.63 for the six months ended June 30, 2024.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 3,261,911 for the six months ended June 30, 2025, and 1,472,743 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of June 30, 2025, the aggregated advance from our CEO was $1.40 million for use in operations. Our cash and cash equivalents were $0.63 million, representing 4.5% of our total assets, as of June 30, 2025, as compared to $0.63 million, representing 4.2% of our total assets as of December 31, 2024. All of the $0.63 million of cash and cash equivalents as of June 30, 2025 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit which details were described under Note 8 to its unaudited consolidated financial statements contained in this report which is incorporated by reference herein.

China Pharma issued a convertible note to an institutional accredited investor as disclosed in Note 9 to the audited consolidated financial statements contained in this report which is incorporated by reference herein.

Although the Company obtained additional lines of credit for the three months ended June 30, 2025, there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital for the three months ended June 30, 2025, there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $0.23 million in the six months ended June 30, 2025, compared to $0.66 million of net cash generated in the same period in 2024.

As of June 30, 2025, our net trade accounts receivable was $0.27 million, an increase of $0.04 million from $0.23 million as of December 31, 2024.

As of June 30, 2025, total inventory was $1.68 million, compared to $2.27 million as of December 31, 2024.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $0.09 million. This was mainly due to the investment in purchasing of equipment, and the development of a medicine formula. And there was $0.03 million used in investing activities for the six months ended June 30, 2024.

Financing Activities

Cash flow used by financing activities was $0.09 million in the six months ended June 30, 2025; compared to $0.01 million provided in the same period in 2024.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2025 and December 31, 2024, Helpson’s net assets totaled ($7,187,000) and ($6,197,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of June 30, 2025 and December 31, 2024, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets as of June 30, 2025 and December 31, 2024. There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2025.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, included in the Company’s annual report on Form 10-Q for the six months ended June 30, 2025, which is incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2025	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

3.1	The Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 14, 2025).

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)