Form 10-Q
period 2025-09-30
CHINA PHARMA HOLDINGS, INC.
filed 2025-11-12
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 5,022,002 shares of common stock, $0.01 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$267,625	$626,879
Banker’s acceptances	26,697	18,642
Trade accounts receivable, less allowance for credit losses of $69,876 and $13,587,182, respectively	224,638	232,140
Other receivables, less allowance for credit losses of $32,511 and $28,447, respectively	61,275	30,286
Advances to suppliers	23,883	14,960
Inventories	1,649,682	2,266,154
Prepaid expenses	75,627	81,328
Total Current Assets	2,329,427	3,270,389

Property, plant and equipment, net	4,502,479	4,883,401
Right-of-use assets	197,851	38,298
Intangible assets, net	8,775,036	6,695,436
TOTAL ASSETS	$15,804,793	$14,887,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$588,739	$225,106
Accrued expenses	170,426	247,159
Other payables	2,303,183	2,182,982
Contract liabilities	120,912	162,208
Borrowings from related parties	1,413,340	1,144,985
Lease liabilities	70,326	39,323
Current portion of lines of credit	1,955,880	1,015,525
Total Current Liabilities	6,622,806	5,017,288
Non-current Liabilities:
Lines of credit, net of current portion	-	1,391,130
Lease liabilities, net of current portion	128,257	-
Deferred tax liability	739,733	731,202
Total Liabilities	7,490,796	7,139,620
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized;
5,022,002 shares and 3,261,911 shares issued and outstanding, respectively	5,022	3,262
Additional paid-in capital	43,076,319	40,631,679
Securities purchase agreement receivable	(180,000)	(180,000)
Accumulated deficit	(45,992,100)	(44,026,679)
Accumulated other comprehensive income	11,404,756	11,319,642
Total Stockholders’ Equity	8,313,997	7,747,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,804,793	$14,887,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Revenue	$756,217	$1,100,152	$2,918,271	$3,394,934
Cost of revenue	815,871	1,619,801	3,200,996	5,219,993

Gross loss	(59,654)	(519,649)	(282,725)	(1,825,059)

Operating expenses:
Selling expenses	78,041	134,603	266,444	354,245
General and administrative expenses	424,827	345,051	1,372,843	925,377
Research and development expenses	40,321	87,610	90,860	283,395
Credit losses (reversal of allowance for credit losses)	25,302	(1,656)	26,011	4,754
Total operating expenses	568,491	565,608	1,756,158	1,567,771

Loss from operations	(628,145)	(1,085,257)	(2,038,883)	(3,392,830)

Other income (expense):
Research and development subsidy	415	-	151,105	-
Interest income	294	1,460	1,790	5,306
Interest expense	(24,046)	(34,114)	(79,433)	(124,409)
Net other (expense) income	(23,337)	(32,654)	73,462	(119,103)

Loss before income taxes	(651,482)	(1,117,911)	(1,965,421)	(3,511,933)
Income tax expense	-	-	-	-
Net loss	(651,482)	(1,117,911)	(1,965,421)	(3,511,933)
Other comprehensive income - foreign currency translation adjustment	57,335	137,638	85,114	70,561
Comprehensive loss	$(594,147)	$(980,273)	$(1,880,307)	$(3,441,372)
Loss per share:
Basic and diluted	$(0.17)	$(0.65)	$(0.57)	$(2.25)
Weighted average shares outstanding	3,874,085	1,730,672	3,468,211	1,559,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2023	1,062,579	$1,063	$35,291,818	$(39,290,314)	$11,452,054	$7,454,621
Conversions of Note Payable to common stock	119,109	119	449,881	-	-	450,000
Issuance of common stock for intangible assets	300,000	300	1,364,700	-	-	1,365,000
Net loss for the period	-	-	-	(955,892)	-	(955,892)
Foreign currency translation adjustment	-	-	-	-	(21,575)	(21,575)
Balance as of March 31, 2024	1,481,688	1,482	37,106,399	(40,246,206)	11,430,479	8,292,154
Conversions of Note Payable to common stock	234,592	235	599,765	-	-	600,000
Net loss for the period	-	-	-	(1,438,130)	-	(1,438,130)
Foreign currency translation adjustment					(45,502)	(45,502)
Balance, as of June 30, 2024	1,716,280	1,717	37,706,164	(41,684,336)	11,384,977	7,408,522
Conversions of Note Payable to common stock	69,687	69	99,931	-	-	100,000
Net loss for the period	-	-	-	(1,117,911)	-	(1,117,911)
Foreign currency translation adjustment	-	-	-	-	137,638	137,638
Balance, as of September 30, 2024	1,785,967	$1,786	$37,806,095	$(42,802,247)	$11,522,615	$6,528,249

				Securities
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2024	3,261,911	$3,262	$40,631,679	(180,000)	$(44,026,679)	$11,319,642	$7,747,904
Net loss for the period	-	-	-	-	(785,572)	-	(785,572)
Foreign currency translation adjustment	-	-	-	-	-	7,516	7,516
Balance as of March 31, 2025	3,261,911	3,262	40,631,679	(180,000)	(44,812,251)	11,327,158	6,969,848
Share rounding due to reverse split	91	*	-	-	-	-	-
Net loss for the period	-	-	-	-	(528,367)	-	(528,367)
Foreign currency translation adjustment	-	-	-	-	-	20,263	20,263
Balance as of June 30, 2025	3,262,002	3,262	40,631,679	(180,000)	(45,340,618)	11,347,421	6,461,744
Issuance of common stock for intangible assets	1,760,000	1,760	2,444,640	-	-	-	2,446,400
Net loss for the period	-	-	-	-	(651,482)	-	(651,482)
Foreign currency translation adjustment	-	-	-	-	-	57,335	57,335
Balance as of September 30, 2025	5,022,002	5,022	43,076,319	(180,000)	(45,992,100)	11,404,756	8,313,997

*	Less than 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,965,421)	$(3,511,933)
Depreciation and amortization	1,006,210	2,169,993
Credit losses	26,011	4,754
Inventory write off	506,879	463,984
Changes in assets and liabilities:
Trade accounts and other receivables	(302,727)	15,234
Advances to suppliers	(8,677)	1,645
Inventories	379,210	1,095,892
Trade accounts payable	358,050	(578,163)
Other payables and accrued expenses	32,976	(297,916)
Advances from customers	(42,835)	(65,606)
Prepaid expenses	6,595	(2,720)
Net Cash Used in Operating Activities	(3,729)	(704,836)

Cash Flows from Investing Activities:
Purchases of property and equipment	(58,870)	(18,866)
Advances for intangible assets	(72,614)	-
Net Cash Used in Investing Activities	(131,484)	(18,866)

Cash Flows from Financing Activities:
Payments of line of credit	(474,932)	(492,761)
Proceeds from lines of credit	-	492,761
Borrowings and interest from related party	253,497	20,551
Net Cash (Used In) Provided By Financing Activities	(221,435)	20,551

Effect of Exchange Rate Changes on Cash	(2,606)	(1,996)
Net Increase in Cash and Cash Equivalents	(359,254)	(705,147)
Cash and Cash Equivalents at Beginning of Period	626,879	1,423,838
Cash and Cash Equivalents at End of Period	$267,625	$718,691

Supplemental Cash Flow Information:

Cash paid for interest	$59,040	$65,468

Supplemental Noncash Investing and Financing Activities:
Conversions of Note Payable to common stock	-	$1,150,000
Issuances of stock for intangible assets	$2,446,400	$1,365,000
Right of Use Assets obtained in exchange for operating lease obligations	$214,070	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2025, the Company had cash and cash equivalents of $0.3 million and an accumulated deficit of $46.0 million and the Company’s current liabilities exceeded current assets by $4.3 million. In addition, the Company had incurred net losses of $2.0 million and had cash outflows from operating activities of 3,729 for the nine months ended September 30, 2025. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer Ms. Li has advanced an additional $0.27 million during fiscal 2025 for an aggregate of $1,413,340 as of September 30, 2025 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility and current lines of credit. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. The Company will implement multiple measures simultaneously across procurement, production, human resources, and marketing to reduce operating costs. In procurement, the Company will consolidate purchasing activities where practical to enhance bargaining power with suppliers. In production, operations will be optimized through approaches such as centralized manufacturing cycles and shifting energy-intensive processes to off-peak hours to reduce power costs. Production personnel will be deployed efficiently to minimize labor expenses while maintaining quality standards. In human resources, the Company will optimize staffing levels and implement targeted incentives to improve work efficiency and output quality, thereby controlling labor costs. Marketing expenditures will be focused on high-return channels through data-driven targeting and channel optimization. Additionally, the Company will enhance employee training in production techniques and cost management principles, fostering a culture of cost awareness throughout the organization. Management believes that, if successfully implemented, these measures may improve the Company’s cash position and allow the Company to fund its operations in the next twelve months, however, there can be no assurance that the Company will be able to fully execute the planned initiatives, achieve its strategic alternatives, and resolve the conditions raising substantial doubt about its ability to continue as a going concern.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviate substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

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

The potentially dilutive common shares related to the option to purchase 1,330 shares of common stock as of September 30, 2025 and 2024 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

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

On July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Board developed the new guidance in conjunction with the Private Company Council to address concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company expects the adoption on this ASU will not have a material effect on the Company’s consolidated financial statements.

On September 18, 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software (the existing internal-use software guidance does not contemplate more current methods of software development). The amendments in ASU 2025-06 are limited and focused on the key challenge that entities face in applying FASB Accounting Standards Codification (FASB ASC) 350-40—applying that guidance to software that is developed using modern, iterative approaches such as Agile, DevOps, and continuous-deployment models that do not fit neatly into the legacy “preliminary-project / application-development / post-implementation” stages described in today’s Subtopic 350-40.The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects the adoption on this ASU will not have a material effect on the Company’s consolidated financial statements.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	September 30,	December 31,
	2025	2024
Trade accounts receivable	294,514	13,819,322
Less: allowance for credit losses	(69,876)	(13,587,182)
Trade accounts receivable, net	$224,638	$232,140

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a credit loss for the difference during the current period, and when the current credit losses are lower than that of the previous period, we recognize a gain from the reversal of the allowance for credit losses for the difference. The allowance for credit losses balances were $0.070 million and $13.59 million as of September 30, 2025 and December 31, 2024, respectively. The changes in the allowances for credit losses during the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Balance, Beginning of Period	$13,644,006	$13,706,077	$13,587,182	$13,786,074
Credit losses (reversal of allowance for credit losses)	25,302	(1,656)	26,011	4,754
Accounts charged to allowance for credit lossed	(13,702,032)	-	(13,702,032)	-
Foreign currency translation adjustment	102,600	231,222	158,715	144,815
Balance, End of Period	$69,876	$13,935,643	$69,876	$13,935,643

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$768,352	$880,571
Work in process	443,898	340,404
Finished goods	1,529,267	1,619,250
Total Inventories	2,741,517	2,840,225
Less: Provision for obsolescence	(1,091,835)	(574,071)
	$1,649,682	$2,266,154

Changes to the provision for obsolescence consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
At the beginning of the period	$1,000,888	$481,182	574,071	129,420
Charges to provision	83,947	112,156	506,879	463,984
Exchange rate	7,000	8,200	10,885	8,134
At the end of the period	$1,091,835	$601,538	1,091,835	601,538

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Permit of land use	$396,407	$391,836
Building	9,205,204	9,099,045
Plant, machinery and equipment	27,206,451	26,835,227
Motor vehicle	268,350	265,255
Office equipment	396,209	390,434
Total	37,472,621	36,981,797
Less: accumulated depreciation	(32,970,142)	(32,098,396)
Property, plant and equipment, net	$4,502,479	$4,883,401

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $158,076 and $592,099 for the three months ended September 30, 2025 and 2024, respectively and $493,180 and $1,863,079 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. through certain Technology Transfer Agreement (“Bonier Agreement”) and the invention patents and intellectual property acquired pursuant to Technology Transfer Agreements in 2024 and 2023. No costs were reclassified from advances to intangible assets during the nine months ended September 30, 2025 and 2024, respectively.

On August 29, 2025, the Company entered into a Technology Transfer Agreement (the “Yan Yang Agreement”) with Yan Yang (“Transferor Yang”). Transferor Yang owns Apremilast Vector and method for its preparation, which has obtained a patent for the treatment of chronic obstructive pulmonary disease (the “Yang Invention Patent”). Pursuant to the Yan Yang Agreement, Transferor Yang will transfer the ownership of the Yang Invention Patent to Helpson. Transferor Yang or his designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

The aggregate transfer price as contemplated by the Yan Yang Agreement is $2.446 million which was paid to the Transferor and his two designees upon the issuance of 1,760,000 shares of common stock of the Company at $1.39 per share based on the closing market price of the Company’s common stock as of the closing date.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date. The value of the intangible asset will be amortized over its remaining useful life of approximately 15.5 years.

There were no service fees or profit payments paid related to the Bonier Agreement or the Technology Transfer Agreements from 2024 and 2023 for the nine months ended September 30, 2025 and 2024, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $197,958 and $104,845 for the three months ended September 30, 2025 and 2024, respectively and $513,030 and $306,914 for the nine months ended September 30, 2025 and 2024 which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and three Invention Patents as follows:

	September 30,	December 31,
	2025	2024
NMPA approved medical formulas	$4,751,058	$4,696,267
Technology from Bonier	1,720,957	1,701,110
Invention Patents	7,816,409	5,308,930
	14,288,424	11,706,307
Accumulated amortization	(5,840,485)	(5,261,827)
Net carrying amount	8,447,939	6,444,480
Intangible assets in process	327,097	250,956
	$8,775,036	$6,695,436

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	September 30,	December 31,
	2025	2024
Compensation payable to officer	$1,611,506	$1,587,506
Business taxes and other	691,677	595,476
Total Other Payables	$2,303,183	$2,182,982

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed to her were $1,413,340 and $1,144,985 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. Chairperson Li has advanced an additional $0.24 million during the second quarter of 2025 to provide working capital and enabled the Company to make the required payments related to its current lines of credit. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is currently due July 9, 2026. Total interest expense related to the loan for the three months ended September 30, 2025 and 2024 was $6,798 and $6,843, respectively. Total interest expense related to the loan for the nine months ended September 30, 2025 and 2024 was $20,393 and $20,551, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,611,506 and $1,587,506 as of September 30, 2025 and December 31, 2024, respectively.

NOTE 8 –LINES OF CREDIT

On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 with an interest rate of 3.9% and is due December 15, 2024. The loan was fully paid on November 7, 2024. The loan was renewed on identical terms and an advance was made in the amount of RMB3,800,000 on November 11, 2024 with the balance maturing on June 21, 2025. On December 2, 2024 the Company repaid the RMB 3,500,000 and renewed the line on identical terms. The RMB 3,500,000 was advanced on the same date, with the due date of the loan maturing on June 21, 2025. On February 21, 2024, the Company entered into a new line of credit in the amount of RMB 3,500,000 with an interest rate of [3.9%] and is due February 20, 2025. On June 17, 2025, the Company repaid the loan balances of RMB 7,300,000 (approximately $1.0 million). On June 25, 2025 the Company obtained a new line of credit facility in the amount of RMB 5,000,000 and received proceeds of RMB 5000,000 (approximately $0.7 million). The new facility has an interest rate of 3.6%. The loan is due on June 20, 2026. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended September 30, 2025 and 2024 was $6,142 and $10,234, respectively, and $25,791 and $29,524 for the nine months ended September 30, 2025 and 2024, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve-months of the loan and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve-month anniversary of the loan. With the reduction of the Loan Prime Rate by the bank on September 20, 2024, the loan interest rate for this transaction was lowered to 3.25% effective September 21, 2024. Additionally, the company repaid RMB 1,102,500 (approximately $153,000) through September 30, 2025. The loan is due on September 24, 2026. The loan is collateralized by the Company’s new production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $10,954 and $12,042 for the three months ended September 30, 2025 and 2024, respectively, and $33,249 and $35,943 for the nine months ended September 30, 2025 and 2024, respectively.

Principal payments on the above lines of credit are all due within one year of the balance sheet date.

Fair Value of Lines of Credit – Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the carrying amounts of the lines of credit outstanding as of September 30, 2025 and December 31, 2024 approximated their fair values because the underlying instruments bear an interest rate that approximates current market rates.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing the Company’s incremental borrowing rate at the initial measurement date. For the three months ended September 30, 2025 and 2024, operating lease cost was $18,264 and $20,302, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $19,119 and $21,061, respectively.  For the nine months ended September 30, 2025 and 2024, operating lease cost was $56,732 and $58,931, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $59,025 and $61,135, respectively.  As of September 30, 2025 and December 31, 2024, the Company reported right of use assets of $197,851 and $38,298, respectively and lease liabilities of $198,583 and $39,323, respectively.

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve-month period ended September 30:

2026	$75,322
2027	75,322
2028	56,491
Total undiscounted cash flows	207,135
Less: Imputed interest	(8,552)
198,583
Less: Lease liabilities, current portion	(70,326)
Lease liabilities, net of current portion	$128,257

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

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

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

There was no provision for income taxes for the three and nine months ended September 30, 2025 and 2024, respectively due to continued net losses of the Company.

As of September 30, 2025, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $36.9 million which are available to offset any future taxable income through 2030. Approximately $6.8 million of these carryforwards will expire in December 2025. The Company also has net operating losses for United States federal income tax purposes of approximately $11.2 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $6.1 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of September 30, 2025 and December 31, 2024.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22.7 million and $21.7 million as of September 30, 2025 and December 31, 2024, respectively.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

The Company uses fair value to measure the value of the banker’s acceptance notes it holds as of September 30, 2025 and December 31, 2024. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	September 30,	Reporting Date Using
Description	2025	Level 1	Level 2	Level 3
Banker’s acceptance notes	$26,697	$-	$26,697	$-
Total	$26,697	$-	$26,697	$-

		Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$18,642	$-	$18,642	$-
Total	$18,642	$-	$18,642	$-

NOTE 12 - STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of China Pharma.

On August 29, 2025 the Company issued 1,760,000 shares of common stock at a price of $1.39 per share based on the closing market price as of that date pursuant to the Yan Yang Agreement as discussed in Note 5.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 as of September 30, 2025 and December 31, 2024.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 10,000 shares from 8,000 shares to 18,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 shares from 18,000 to 28,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 28,000 to 58,000. On December 22, 2024 the stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 58,000 to 69,600. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 69,600 shares of common stock. Through September 30, 2025, there were 8,470 shares of stock and stock options granted and outstanding under the Plan.  A total of 1,330 options were outstanding as of September 30, 2025 under the Plan. As such, there are 59,800 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the nine months ended September 30, 2025 and as such, no compensation expense was recognized for the period.

As of September 30, 2025, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the nine months ended September 30, 2025, no customer accounted for more than 10% of revenue and two customers accounted for 45.0% and 15.0% of accounts receivable. Three suppliers accounted for 25.7%, 21.1% and 12.2% of raw material purchases, and three different products accounted for 30.9%, 24.4% and 11.2% of revenue.

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

China’s consistency evaluation of generic drugs continues to proceed for the three months ended September 30, 2025. Helpson has always taken the task of promoting the consistency evaluation as a top priority, and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, has passed generic-drug-consistency-evaluation in early August 2023. However, no other new products of ours have achieved the same status as of the date of this report.

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

Results of operations for the three months ended September 30, 2025

Revenue

Revenue was $0.8 million for the three months ended September 30, 2025, as compared to $1.1 million in the same period 2024. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
Product Category	2025	2024	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.25	0.33	-0.08	-24%
Anti-Viral/Infection & Respiratory	0.42	0.67	-0.25	-37%
Digestive Diseases	0.07	0.06	0.01	17%
Other	0.02	0.04	-0.02	-50%

The revenue of our “Anti-Viral/ Infection & Respiratory” product category was $0.42 million in the three months ended September 30, 2025, as compared to 0.67 million in the same period last year, which represented a decrease of $0.25 million. This decrease was mainly due to the decrease in sales of Cefaclor Dispersible Tablets due to market fluctuation.

Our “CNS Cerebral & Cardio Vascular” product category generated $0.25 million in sales revenue in the three months ended September 30, 2025 compared to $0.33 million for the same period last year, which represented a decrease of $0.08 million. This decrease was mainly due to the decrease in sales of Candesartan due to market fluctuation.

Our “Digestive Diseases” product category generated $0.07 million in the three months ended September 30, 2025, as compared to 0.06 million in the same period last year, which represented an increase of $0.01 million. This increase was mainly due to the increase in sales of Omeprazole.

“Others” product category generated $0.02 million in sales revenue in the three months ended September 30, 2025 compared to $0.04 million for the same period last year, which represented a decrease of $0.02 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

	Three Months Ended September 30,
Product Category	2025	2024
CNS Cerebral & Cardio Vascular	33%	30%
Anti-Viral/Infection & Respiratory	55%	61%
Digestive Diseases	10%	5%
Other	2%	4%

For the three months ended September 30, 2025, revenue breakdown by product category showed certain changes to that of the same period in 2024. Sales of the “CNS Cerebral & Cardio Vascular” product category represented 33% and 30% of total revenue in the three months ended September 30, 2025 and 2024, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 55% and 61% of total sales in the three months ended September 30, 2025 and 2024, respectively. The “Digestive Diseases” product category represented 10% and 5% of total revenue in the three months ended September 30, 2025 and 2024, respectively. The “Other” product category represented 2% and 4% of revenues in the three months ended September 30, 2025 and 2024, respectively.

Cost of Revenue

For the three months ended September 30, 2025, our cost of revenue was $0.8 million, or 107.9% of total revenue, comparing to $1.6 million, or 147.2% of total revenue, for the same period in 2024. The decrease in cost of revenues in the three months ended September 30, 2025 was mainly because that the decrease in revenue.

Gross loss and Gross Loss Margin

Gross loss for the three months ended September 30, 2025 was $0.06 million, as compared to $0.52 million during the same period in 2024. Our gross loss margin in the three months ended September 30, 2025 was 7.9% as compared to 47.2% during the same period in 2024. The improvement in gross loss was primarily driven by lower depreciation, as certain PP&E became fully depreciated, and a reduction in inventory obsolescence.

Selling Expenses

Our selling expenses for the three months ended September 30, 2025 and 2024 were $0.08 million and $0.13 million, respectively. Selling expenses accounted for 10.3% of the total revenue in the three months ended September 30, 2025, as compared to 12.2% during the same period in 2024.

General and Administrative Expenses

Our general and administrative expenses were $0.42 million and $0.35 million for the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses accounted for 56.2% and 31.4% of our total revenues in the three months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses in the three months ended September 30, 2025 was mainly because that the increase in amortization of intangible asset.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2025 were $0.04 million, as compared to $0.09 million in the same period in 2024. Research and development expenses accounted for 5.3% and 8.0% of our total revenues in the three months ended September 30, 2025 and 2024, respectively. These expenditures were mainly used for our increased efforts in the consistency evaluations of our existing products.

Credit Losses (Reverse to Credit Losses)

Our credit losses for the three months ended September 30, 2025 was $25,302, as compared to reversal of credit losses of $1,656 for the same period in 2024.

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.11 million and $0.06 million as of September 30, 2025 and December 31, 2024, respectively.

The following tables illustrate our accounts receivable aging distribution in terms of percentage of total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of September 30, 2025 and December 31, 2024:

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

	September 30,	December 31,
	2025	2024
1 - 180 Days	40.12%	1.24%
180 - 365 Days	36.68%	0.48%
365 - 720 Days	10.47%	0.01%
> 720 Days	12.73%	98.27%
Total	100.00%	100.00%

	Gross Trade Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	30-Sep-25	30-Sep-24	30-Sep-25	30-Sep-24
1-180 Days	118,154	301,804	0	0
180-365 Days	108,037	33,854	10,804	3,385
365-720 Days	30,834	3,665	21,583	2,565.56
Over 720 Days	37,489	13,929,692	37,489	13,929,692
Total	294,514	14,269,014	69,876	13,935,643

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

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 23.7% and 97.7% as of September 30, 2025 and 2024, respectively. The decrease of 74.0% was due to the written-off of accounts receivable over 8-year-old in August 2025.

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

We recognize bad debt expenses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for credit losses balances were $0.07 million and $13.9 million as of September 30, 2025 and December 31, 2024, respectively. The changes in the allowances for credit losses during the three months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended
	September 30,
	2025	2024
Balance, Beginning of Period	$13,644,006	$13,706,077
Credit Losses	25,302	(1,656)
Accounts charged to allowance for credit lossed	(13,702,032)
Foreign currency translation adjustment	13,329	231,222
Balance, End of Period	$69,876	$13,935,643

To more accurately reflect its financial position, the Company wrote off accounts receivable aged over eight years in August 2025, resulting in credit loss write-offs of $13.7 million for the three months ended September 30, 2025, compared with no write-offs in the same period last year.

Our credit losses for the three months ended September 30, 2025 was $25,302, as compared to $1,656 for the same period last year.

Loss from Operations

Our operating loss for the three months ended September 30, 2025 and 2024 was $0.6 million and $1.1 million, respectively.

Net Other Expense

Net Other expense was $0.02 million for the three months ended September 30, 2025 and $0.03 million for the same period in 2024.

Net Loss

Net loss was $0.7 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively.

Loss per basic and diluted common share was $0.17 for the three months ended September 30, 2025, as compared to $0.65 for the three months ended September 30, 2024.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 3,874,085 for the three months ended September 30, 2025, and 1,730,672 for the three months ended September 30, 2024.

Results of operations for the nine months ended September 30, 2025

Revenue

Revenue was $2.9 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Set forth below are our revenues by product category in millions (USD) for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
Product Category	2025	2024	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.00	1.02	-0.02	-2%
Anti-Viral/ Infection & Respiratory	1.67	2.07	-0.40	-19%
Digestive Diseases	0.19	0.14	0.05	36%
Other	0.06	0.16	-0.10	-63%

The most significant revenue decrease in terms of dollar amount was in our “Anti-Viral/ Infection & Respiratory” product category, which generated $1.67 million in sales revenue in the nine months ended September 30, 2025 compared to $2.07 million in the same period last year, a decrease of $0.40 million. This decrease was mainly due to sales decrease of Cefaclor Dispersible Tablet due to market volatility.

Our “CNS Cerebral & Cardio Vascular” product category generated $1.00 million in sales revenue in the nine months ended September 30, 2025, compared to $1.02 million in the same period last year, which represented a decrease of $0.02 million that was mainly caused by decrease in sales of Gastrodin Injection.

Sales in our “Digestive Diseases” product category generated $0.19 million in the nine months ended September 30, 2025, as compared to $0.14 million in the nine months ended September 30, 2024. This increase was mainly due to the increase in sales of Omeprazole due to market fluctuation.

Sales in “Other” product category generated $0.06 and $0.16 million in sales revenue in the nine months ended September 30, 2025 and 2024, respectively. The decrease was mainly caused by the decrease in sales of Vitamin B6 for Injection caused by the implementation of centralized procurement policy, a stricter drug centralized procurement policy, as well as market fluctuation.

	Nine Months Ended September 30,
Product Category	2025	2024
CNS Cerebral & Cardio Vascular	34%	30%
Anti-Viral/ Infection & Respiratory	57%	61%
Digestive Diseases	7%	4%
Other	2%	5%

For the nine months ended September 30, 2025, revenue breakdown by product category showed certain changes to that of the same period in 2024. Sales in the “CNS Cerebral & Cardio Vascular” category represented 34% and 30% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. The “Anti-Viral/Infection & Respiratory” products category represented 57% and 61% of total sales for the nine months ended September 30, 2025 and 2024, respectively. The “Digestive Diseases” category represented 7% and 4% of total revenue for the nine months ended September 30, 2025 and 2024. And the “Other” category represented 2% and 5% of revenues for the nine months ended September 30, 2025 and 2024, respectively.

Cost of Revenue

For the nine months ended September 30, 2025, our cost of revenue was $3.2 million, or 109.7% of total revenue, comparing to $5.2 million, or 153.8% of total revenue, for the same period in 2024.

Gross Loss and Gross Loss Margin

Gross loss for the nine months ended September 30, 2025 was $0.3 million, compared to $1.8 million in the same period in 2024. Our gross loss margin in the nine months ended September 30, 2025 was 9.7% compared to 53.8% in the same period in 2024. The improvement in gross loss is triggered by the decrease in depreciation, as certain PP&E became fully depreciated, and a reduction in inventory obsolescence.

Selling Expenses

Our selling expenses for the nine months ended September 30, 2025 and 2024 were $0.27 million and $0.35 million, respectively. Selling expenses accounted for 9.1% of the total revenue in the nine months ended September 30, 2025 compared to 10.4% in the same period in 2024.

General and Administrative Expenses

Our general and administrative expenses were $1.37 million for the nine months ended September 30, 2025, as compared to $0.93 million in the same period in 2024. Our general and administrative expenses accounted for 47.0% and 27.3% of our total revenues in the nine months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2025 was mainly due to the increase in amortization of intangible asset in this period.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2025 and 2024 were $0.09 million and $0.28 million, respectively, representing a decrease of $0.19 million compared to the same period of last year.

Credit Losses

Our credit losses were $26,011 for the nine months ended September 30, 2025, and $4,754 for the nine months ended September 30, 2024.

The changes in the allowances for credit losses during the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Balance, Beginning of Period	$13,587,182	$13,786,074
Credit Losses	26,011	4,754
Accounts charged to allowance for credit losses	(13,702,032)
Foreign currency translation adjustment	158,715	144,815
Balance, End of Period	$69,876	$13,935,643

Net Loss

Net loss for the nine months ended September 30, 2025 was $2.0 million, as compared to $3.5 million for the nine months ended September 30, 2024. The decrease in net loss for the nine months ended September 30, 2025 was mainly due to the decrease in depreciation, as certain PP&E became fully depreciated, and a reduction in inventory obsolescence.

For the nine months ended September 30, 2025, loss per basic and diluted common share was $0.57, compared to loss per basic and diluted common share of $2.25 for the nine months ended September 30, 2024.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 3,468,211 for the nine months ended September 30, 2025, and 1,559,347 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of September 30, 2025, the aggregated advance from our CEO was $ 1.4 million for use in operations. Our cash and cash equivalents were $0.27 million, representing 1.7% of our total assets, as of September 30, 2025, as compared to $0.63 million, representing 4.2% of our total assets as of December 31, 2024. All of the $0.27 million of cash and cash equivalents as of September 30, 2025 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

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

Although the Company renewed lines of credit in 2025 there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital in the third quarter for fiscal year ending December 31, 2025 there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in operating activities was $3,729 for the nine months ended September 30, 2025, compared to $704,836 in the same period in 2024.

As of September 30, 2025, our net trade accounts receivable was $0.22 million, compared to $0.23 million as of December 31, 2024.

Total inventory was $1.65 million as of September 30, 2025, compared to$2.27 million as of December 31, 2024, respectively.

Investing Activities

There was $131,484 used in investing activities during the nine months ended September 30, 2025, compared to $18,866 for the same period in 2024.

Financing Activities

Cash flow used in financing activities was $221,435 in the nine months ended September 30, 2025; compared to $20,551 cash generated from financing activities for the same period in 2024. The change in cash flows from financing activities was mainly due to the partial repayment of bank loans during the period.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of September 30, 2025 and December 31, 2024, Helpson’s net assets totaled ($7,710,000) and ($6,197,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of September 30, 2025 and December 31, 2024, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets as of September 30, 2025 and December 31, 2024. There were no allocations to the statutory surplus reserve accounts during the nine months ended September 30, 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: November 12, 2025	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2025	By:	/s/ Zhilin Li
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