Form 10-K
period 2025-12-31
CHINA PHARMA HOLDINGS, INC.
filed 2026-04-01
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,290,693 as of June 30, 2025, based on the closing price of $1.79 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 25, 2026, was 40,522,002.

Documents Incorporated by Reference: None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of December 31, 2025, China Pharma, through Helpson, is granted rights to manufacture for 19 pharmaceutical products for a wide variety of diseases and medical indications, each of which may be classified into one of three general categories:

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

Helpson has established a comprehensive sales network and compliance system while conducting business and selling its products in the Chinese market. Helpson directly supplies products to hospital and OTC pharmacies through provincial and municipal pharmaceutical logistic companies with legal qualifications (such as the “Drug Supply License” and GSP certification), covering the primary healthcare institution market. Leveraging our professional team’s academic-driven promotion model, we provide tailored services to medical institutions, offering evidence-based medical support to build a value chain from clinical medication to patient health improvement outcomes, thereby achieving sales targets. We strive to maintain sustained growth amidst a stringent regulatory environment.

Our corporate organizational chart is set forth below.

Industry Background and Market Opportunities

China’s pharmaceutical industry is highly policy-driven, with policies such as generic drug consistency evaluation and centralized volume-based procurement (CP) exerting a significant impact on the market landscape. According to the National Bureau of Statistics of China, in the first half of 2024, pharmaceutical enterprises above a designated size achieved operating income of RMB 1.47 trillion (approximately USD 205 billion), a year-on-year decrease of 1.4%, and profits of RMB 211.2 billion (approximately USD 29.5 billion), down 1.2% year on year.

Unlike Western markets, China’s pharmaceutical sector features a large number of small and medium-sized manufacturers, low industrial concentration, and fierce competition over homogeneous products. Although recent healthcare reform policies have promoted industrial consolidation, the long-standing problem of industry fragmentation remains prominent.

Population aging and rising healthcare demand have driven industrial development, while growth is constrained by medical insurance cost-control policies. By the end of 2025, China’s population aged 60 and above reached 323.38 million, accounting for 23.0% of the total population, a further rise from 310.31 million (22.0%) in 2024. Professor Chen Youhua of Nanjing University noted that the expanded coverage of pension insurance has raised the proportion of retirees from 9.26% in 2010 to 15.8% in 2020, and it is projected to exceed 23% by 2030. By the end of 2025, the number of people covered by basic medical insurance in China reached 1.33 billion, with a coverage rate stable at 95%. The share of personal health expenditure remains low (27.7% of total health costs in 2020, expected to remain around 27% by 2025), shifting more of the healthcare burden to government and social funds. This has put pressure on the medical insurance system, as the number of premium payers shrinks relative to the growing beneficiary population, further exacerbating fund imbalances.

The National Healthcare Security Administration (NHSA) has expanded the scope of centralized volume-based procurement nationwide, securing winning bids through sharp reductions in drug prices. Since 2018, eleven batches of national drug procurement have been conducted: the eleventh batch opened for bidding on October 27, 2025, with results announced on November 7, 2025, incorporating 55 drugs and 1,182 consistency-evaluated products. In total, 453 products were selected, with a selection rate of 57%, covering therapeutic areas including anti-infection, oncology, diabetes, and cardiovascular diseases.

The centralized procurement policy has favored specialized and oncology drugs while squeezing out adjuvant therapies, forcing generic drug manufacturers to transition toward innovation. In 2025, the total revenue of China’s basic medical insurance fund (including maternity insurance) reached RMB 3.59 trillion (approximately USD 499 billion), with total expenditure of RMB 3.00 trillion (approximately USD 417 billion). For the first time, revenue growth (2.7%) outpaced expenditure growth (0.8%), leading to more stable operation of the fund.

Rising medical demand and consumption levels have highlighted the value of innovative and high-quality drugs. The Traditional Chinese Medicine (TCM) revitalization plan issued by the State Council in 2023 positions TCM as a key pillar of health security. Data from the Medical Logistics and Supply Chain Branch of China Federation of Logistics & Purchasing shows that the scale of China’s entire TCM industrial chain reached RMB 1.05 trillion (approximately USD 146 billion) in 2024, a year-on-year increase of 11.6%, and is expected to exceed RMB 1.13 trillion (approximately USD 157 billion) in 2025. By 2050, when the elderly population will account for more than 30% of China’s total population, demand for premium healthcare products and services is expected to support steady growth of the pharmaceutical industry.

Intercompany activities between the holding company and our subsidiaries

As of the date of this report, none of our subsidiaries has distributed any dividends to China Pharma, nor has China Pharma distributed any dividends to the investors. The Company currently has no intention to distribute earnings to the shareholders and investors. The tables below present cash flow transfer between China Pharma and Helpson, through China Pharma’s wholly owned subsidiary Onny Investment Limited (“Onny”) for the year ended December 31, 2025 and 2024. The Company’s management understands that there are no tax consequences for cash flow transfers between China Pharma and Helpson through Onny.

For the year ended December 31, 2025
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Helpson (via Onny)	China Pharma	470,000	For the payment of the agent service fees of China Pharma
2	Onny	China Pharma	5,000	For the payment of the agent service fees of China Pharma

For the year ended December 31, 2024
No.	Transfer from	Transfer to	Approximate value ($)	Note
1	Helpson (via Onny)	China Pharma	530,000	For the payment of the agent service fees of China Pharma

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

In 2025, 16,652 product specifications passed consistency evaluations, with injectables comprising 39.69%, covering 6,610 drug varieties. The NMPA’s September 2023 draft Guidelines limit applications for identical products to three years post-initial approval, fostering innovation.

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

Helpson has actively promoted the consistency evaluation process of several important products since 2023; and its flagship product, Candesartan, passed the evaluation of consistency in August 2023.

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

As the Company is already publicly listed in the U.S., the Trial Measures (as defined below) do not impose additional regulatory burden on us beyond the obligation to report to the CSRC any future offerings of our securities, or material events such as a change of control or delisting. In addition, we believe that we are not subject to cybersecurity review, since we (i) are not network platform operators engaging in data processing activities that affect or may affect national security; (ii) are not critical information infrastructure operators purchasing cyber products or services that affect or may affect national security; (iii) are not network platform operators with personal information data of more than one million users and do not need to obtain any permission or approval from the CAC in accordance with the New Measures for Cyber Security Review. See “Risk Factor - The approval, filing or other requirements of the China Securities Regulatory Commission or other PRC regulatory authorities will be required under PRC law in connection with any future issuance of securities overseas, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing” for more details.

Permissions and Approvals for business operation

As of the date of this report, the Company and Helpson have obtained all the required permissions and approvals from PRC authorities and have never been denied any applications. Helpson has never failed to receive or maintain any permissions or approvals, nor were they rejected any such applications. However, the PRC regulatory authorities may in the future promulgate laws, regulations, or implementing rules that require us, or Helpson, to obtain additional permissions or approvals to operate our business. Upon that time, we cannot assure that we are able to receive such additional permissions and approvals on time. If we do not receive or maintain the approval, or inadvertently conclude that such approval is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, and these risks could result in a material adverse change in our operations and the value of our common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

The PRC’s Medical Insurance System

Since its establishment, the National Healthcare Security Administration (NHSA) has adjusted the drug catalog for 8 consecutive years, with a total of 949 new drugs added (including 635 via negotiation, 45 via bidding, and 269 via direct inclusion) and 467 drugs removed that were proven ineffective, prone to abuse, or obsolete. As of October 2025, the cumulative payment for negotiated drugs within the agreement period by the medical insurance fund has exceeded RMB 460 billion (approximately $65 billion), benefiting over 1 billion patient visits.

The 2025 catalog has taken effect on January 1, 2026, with 114 new drugs added (105 via negotiation, 7 via bidding, and 2 via centralized procurement) and 29 drugs removed that are clinically replaceable or have been out of supply for a long time. After the adjustment, the total number of drugs in the catalog will increase to 3,253, and it is expected to reduce patient costs by more than RMB 60 billion (approximately $8.5 billion).

Cost control is the core driver of policy. The medical insurance fund, which covers approximately 40% of healthcare costs, has a profound impact on industry cash flow. In the first 11 months of 2025, the medical insurance fund recorded revenue of approximately RMB 2.7 trillion (approximately $380 billion), expenditure of approximately RMB 2.2 trillion (approximately $310 billion), and a cumulative balance of approximately RMB 4.1 trillion (approximately $58 billion). The 11th batch of national centralized procurement (October 2025) procured 55 drugs, involving 453 products from 272 enterprises, covering a total of 490 drugs across 11 batches, freeing up approximately RMB 550 billion (approximately $78 billion) in medical insurance fund space for new drugs and technologies.

Our Strategy

We believe that the pursuit of innovation is imperative for providing the basic medical solutions needed by the majority of patients. We are passionate about protecting human health, and we always adhere to the highest standards of ethics and integrity to fulfill our firm commitment to our customers and patients.

We believe we are well-positioned in a comparatively steadily growing industry in one of the fastest-growing economies in the world. With continuing growth of China’s per capita GDP, and consumption structure upgrade, the establishment of a high-quality health care system has become one of the most important tasks. We currently manufacture a number of off-patent branded generic drugs. Our diverse portfolio of products and new product pipelines include products for high-incidence and high-mortality conditions in the PRC, such as cardiovascular, central nervous system (“CNS”), infectious, and digestive diseases. We launched several epidemic prevention products such as medical masks, surgical masks, KN95 masks, and N95 masks, and wash-free sanitizers since the outbreak of COVID-19 at year end 2019. In addition, we continue to explore comprehensive healthcare market after the launch of Noni enzymes in 2018. China has entered a post epidemic era with the end of the dynamic zero-COVID policy since December 2022, and the burden of being protected from the COVID and other epidemics has fallen on each individual.

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

In addition, as another direction of strategic development, we will actively explore digital interactive healthcare solutions on the Internet. After the advent of the Internet era, marketing is no longer a vertical down logical relationship, but a decentralized form of interconnection. We will proactively adjust our business focus and allocate resources to meet market development preferences, provide more convenient user experience, better standard treatment plans, and bring higher patient satisfaction.

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

Promoting the progress of consistency evaluation of our current existing main products. We intend to cope with the latest policies and the GPO requirements. We aim to make efficient use of our existing human and material resources and strive to create favorable conditions for product sales and international development through gaining a favorable result in the consistency evaluation.

Exploring on the consumption healthcare market. Consumption healthcare generally refers to products or services that have certain medical features and can bring health improvement to consumers but are mainly paid by individuals (less dependent on medical insurance) and have brand effect. We have observed that it has become a high growth field in recent years. It is not limited by medical insurance and has low penetration rate and high growth. It covers the fields of consumption of traditional Chinese medicine, physical examination, health care, rehabilitation and so on. We will continue to actively explore this niche market.

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

		Year of
		Commercial
Product	Indication	Launch

Central Nervous System (CNS) and Cerebral-Cardiovascular Diseases

Cerebroprotein Hydroloysate Injection	Memory decline and attention deficit disorder caused by the sequela of craniocerebral trauma and cerebrovascular diseases.	1996

Gastrodin Injection	Tiredness, loss of concentration, poor sleep, and traumatic syndromes of the brain, including vertigo, neuralgia and headaches.	2005

Propylgallate for Injection	Cerebral thrombosis, coronary heart disease and complications after surgery such as thrombus deep phlebitis.	2006

Ozagrel Sodium for Injection	Acute thrombotic cerebral infarction and dyskinesia associated with cerebral infarction	2006

Alginic Sodium Diester Injection	Ischemic heart disease, cerebrovascular diseases (cerebral thrombosis, cerebral embolism and coronary heart disease) and high lipoprotein blood disease.	2006

Bumetanide for Injection	Various edema diseases (including those associated with heart failure, hepatic cirrhosis, nephropathy, and pulmonary edema), hypertension, acute renal failure, hyperkalemia, hypercalcemia and for the rescue from acute drug poisoning.	2007

Candesartan	Hypertension	2013

Anti-infection and Respiratory Diseases

Roxithromycin Dispersible Tablets	Pharyngitis and tonsillitis caused by Streptococcus pyogenes; sinusitis, tympanitis, acute and chronic bronchitis caused by acute bacterial infection, Mycoplasma pneumonia and Chlamydia pneumoniae; urethritis and cervical infection caused by chlamydia trachomatis; skin soft tissue infection caused by sensitive bacteria.	1995

Cefaclor Dispersible Tablets	Tympanitis, lower respiratory tract infection, urinary tract infections and skin/skin tissue infection.	2002

Cefalexin Capsules	Acute tonsillitis caused by sensitive fungi, airway infections, such as pharyngitis, otitis media, nasal sinusitis and bronchitis; pneumonia, respiratory tract infection, urinary tract infections and skin soft tissue infections.	2002

Andrographolide	Detoxification, antibacterial and anti-inflammatory. For sore throat caused by upper respiratory tract infection	2003

Clarithromycin Granules and Capsules	Nasopharynx infection, lower respiratory tract infection, skin tissue infection, acute tympanitis and mycoplasma pneumonia caused by clarithromycin susceptible organisms; urethritis and cervical infection caused by chlamydia trachomatis; and the treatment of legionella infection, mycobacterium avium complex (MAC) infection and helicobacter pylori infection.	2004

Naproxen Sodium and Pseudophedrine Hydrochlorida Sustained Release Tablet	Relieves cold, sinus and flu symptoms, blocked nose caused by anaphylaxis rhinitis, runny nose, fever, sore throat, symptoms of myalgia in the limbs and pain around the joints.	2005

Digestive Diseases

Hepatocyte Growth-promoting Factor for Injection	Serious viral hepatitis symptoms caused by various viral hepatitis types (acute, subnormal temperature, chronic serious disease early or middle period of hepatitis).	2005

Tiopronin	Acute and chronic Hepatitis B, and for the relief of drug-induced liver injury.	2009

Compound Ammonium Glycyrrhetate S for Injection	Liver dysfunction caused by acute and chronic hepatitis; supplemental treatment to toxic/trauma hepatitis, liver cancer; also for the indication of food/drug poisoning, and drug allergy.	2009

Omeparzole	Gastroesophageal reflux disease, and other conditions caused by excess acidic formulations in the stomach, including gastric ulcers, recurrent duodenal ulcers and Zollinger-Ellison Syndrome.	2009

Others

Vitamin B6 for Injection	Vitamin supplement.	2005

Granisetron Hydrochloride Injection	Nausea and vomiting caused by radiotherapy and chemotherapy during the treatment of malignant tumors.	2006

Comprehensive Healthcare and Protective Products

Noni Enzyme	natural, healthy and nutrition-rich a natural, healthy and nutrition-rich food supplement	2018

Sanitizer	75% alcohol wash-free sanitizer	2020

Masks	KN95 Particulate Respirator, Disposable Medical Mask, Particle Filtering Mask, N95 Medical Protective Mask	2020 to 2023

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2025 and 2024:

	Twelve Months Ended December 31,		Net
Product Category	2025	2024	Change %	Change
CNS Cerebral & Cardio Vascular	1.32	1.35	-0.03	-2%
Anti-Viral/ Infection & Respiratory	2.48	2.75	-0.27	-10%
Digestive Diseases	0.23	0.2	0.03	15%
Other	0.07	0.18	-0.11	-61%

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

Helpson has recently acquired formulas for dry eye syndrome, chronic obstructive pulmonary disease, and a pharmaceutical composition for treatment of psoriasis, etc. It is expected to launch those products as soon as the registration process is completed. In addition, Helpson launched N95 Medical Protective masks in early 2023. Since China ended its zero-case policy and no longer requires shutdown or quarantine in December 2022, the market demand for prevention materials, such as masks has surged.

Distribution and Customers

Helpson has a well-established sales network. As its current pharmaceutical product portfolio is comprised mainly of prescription drugs, its major sales targets are hospitals. As of December 31, 2025, we have been distributing products directly to hospital endpoints and OTC pharmacies through provincially and municipally licensed pharmaceutical companies (holding valid Drug Supply Licenses and GSP certifications), achieving comprehensive coverage of primary healthcare markets. Leveraging our professional team’s academic-driven promotion model, we engage with medical institutions by providing evidence-based medical support. This approach establishes a value chain extending from clinical medication to measurable patient health outcomes, enabling us to achieve sales targets while maintaining sustainable growth within China’s stringent regulatory environment.

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

Raw Materials

Helpson requires a supply of a wide variety of raw materials to manufacture its products. Helpson employs purchasing staff with extensive knowledge of its products who work with the product development, and formulations and quality control personnel to source raw materials for the products. Currently, Helpson relies on numerous suppliers in the PRC and overseas to deliver the required raw materials and believes it has at least three principal suppliers for each of our most critical raw materials. Historically, Helpson has not had difficulty obtaining raw materials from suppliers. For the year ended December 31, 2025, the purchases of raw material purchases from its three top suppliers accounted for 26.6%, 26.3%, and 9.6%, respectively. For the year ended December 31, 2024, three top suppliers accounted for 22.9%, 21.3%, and 14.6%, respectively.

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

In November 2008, Helpson purchased the patented medical formula and the manufacturing processes for a cerebral/cardio-vascular indication from a third-party laboratory. In connection with that acquisition, we obtained the title of the patent. This patent expired in 2025.

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

In 2023, Helpson, our wholly owned subsidiary, acquired an invention patent of medicine composition for treating the chronic obstructive pulmonary disease from Tao Liu. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Tao Liu will provide relevant technical services.

In 2024, Helpson, our wholly owned subsidiary, acquired an invention patent of a pharmaceutical composition for treatment of psoriasis disease from Lihua Li. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Lihua Li will provide relevant technical services.

In 2024, Helpson, our wholly owned subsidiary, acquired an invention patent of an Apst solid dispersion and preparation method thereof (psoriatic arthritis and moderate to severe plaque psoriasis) from Li Yong. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Li Yong will provide relevant technical services.

In 2024, Helpson, our wholly owned subsidiary, acquired an invention patent of a riboflavin stomach floating tablet and a preparation method from Zhao Xijun. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Zhao Xijun will provide relevant technical services.

In 2024, Helpson, our wholly owned subsidiary, acquired an invention patent of a pharmaceutical composition for the treatment of gray nail disease from Zhao Chunhai. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Zhao Chunhai will provide relevant technical services.

In 2024, Helpson, our wholly owned subsidiary, acquired an invention patent of a drug composition of ansetropi simvastatin from Du Pingping. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Du Pingping will provide relevant technical services.

In 2025, Helpson, our wholly owned subsidiary, acquired an invention patent of an Apst Vector and Method for Its Preparation from Yan Yang. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Yan Yang will provide relevant technical services.

In 2025, Helpson, our wholly owned subsidiary, acquired an invention patent of a Captopril microcapsule and Method for Its Preparation from Lijie tang. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Lijie tang will provide relevant technical services.

In 2025, Helpson, our wholly owned subsidiary, acquired an invention patent of an Ipragliflozin tablets and Method for Its Preparation from Juan Zhang. Based on the technology transfer agreement, Helpson will receive the patent right of the invention, and Juan Zhang will provide relevant technical services.

In 2026, Helpson, our wholly owned subsidiary, acquired an invention patent of a Topiroxostat Nanoemulsion and Method for Its Preparation from Xiaoyun Chen. Based on the technology transfer agreement, Helpson will receive patent right of the invention, and Xiaoyun Chen will provide relevant technical services.

In 2026, Helpson, our wholly owned subsidiary, acquired an invention patent of a Prinsepia Utilis Esterol Sublingual Tablets and Method for Its Preparation from Xiaoyan Zhang. Based on the technology transfer agreement, Helpson will receive patent right of the invention, and Xiaoyan Zhang will provide relevant technical services.

As of December 31, 2025, Helpson owns 15 registered trademarks, including marks for eight of the 19 pharmaceutical products Helpson manufactures, including the tradenames Fukexing, Beisha, Shiduotai, Xinuo, Pusenlitai, Pusenouke, Shuchang, Shenkaineng, XERONINE, and Aronino, as well as marks for the HPS logo, two HELPSON logos and two other logos.

Environmental Matters

Helpson complies with the Environmental Protection Law of China as well as applicable local regulations. In addition to statutory and regulatory compliance, Helpson actively ensures the environmental sustainability of the operations. Penalties may be levied upon them if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and Helpson does not anticipate that it will occur in the future, but no assurance can be given in this regard.

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

Registration and Approval of Medicine. Pursuant to the PRC Provisions for Drug Registration, a medicine must be registered and approved by the NMPA before it can be manufactured and sold. The registration and approval process requires the manufacturer to submit to the NMPA a registration application containing detailed information concerning the efficacy and quality of the medicine and the manufacturing process and the production facilities the manufacturer expects to use. A series of policies on consistency evaluation and drug review process have been issued in recent years, and potentially more reforms and adjustments are underway in order to promote the pharmaceutical industry in China in line with the international standards. In this context, we believe that the uncertainties in the timetables for obtaining NMPA production approvals for products under research are increasing. If a manufacturer chooses to manufacture pre-clinical medicine, it is also required to conduct pre-clinical trials, apply to the NMPA for permission to conduct clinical trials and go through the clinical trials. If a manufacturer chooses to manufacture a post-clinical medicine, it only needs to go through clinical trials. In both cases, a manufacturer needs to file clinical data with the NMPA for approval to manufacture after clinical trials are completed.

New Medicine. If a new medicine is approved by the NMPA, the NMPA will issue a new medicine certificate to the manufacturer and impose a monitoring period from one to five years. During the monitoring period, the NMPA will monitor the safety of the new medicine and will not accept new medicine certificate applications for identical medicine by another pharmaceutical company, nor will it approve the production or import o identical medicine by other pharmaceutical companies. As a result of these regulations, the holder of a new medicine certificate has the exclusive right to manufacture it during the monitoring period. We currently have the new medicine certificates for our Pusenouke, Cefaclor dispersible tablets and Roxithromycin dispersible tablets and Bumetanide for injection products.

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

Transitional Period. Prior to the latter of (1) the expiration of a new medicine’s monitoring period or (2) the date when the NMPA grants a final standard for a new medicine after the expiration of the provisional standard, the NMPA will not accept applications for identical medicine nor will it approve the production of identical medicine by other pharmaceutical companies. Accordingly, the manufacturer will continue to have an exclusive production right for the new medicine during this transitional period.

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

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers. A pharmaceutical manufacturer must obtain a pharmaceutical manufacturing permit from the NMPA’s relevant provincial branch. This permit is valid for five years and is renewable for an additional five-year period upon its expiration. Our current pharmaceutical manufacturing permit, issued by the NMPA, will expire on June 8, 2030. We are confident the permit will be valid through expiration, upon then the Company will be able to renew it.

Good Manufacturing Practice. A pharmaceutical manufacturer must meet the Good Manufacturing Practice standards, or GMP standards, for each of its production facilities in China in respect of each form of pharmaceutical product it produces. GMP standards include staff qualifications, production premises and facilities, equipment, raw materials, environmental hygiene, production management, quality control and customer complaint administration. Prior to December 1, 2019, if a manufacturer meets the GMP standards, the NMPA will issue to the manufacturer a Good Manufacturing Practice certificate, or a GMP certificate, with a five-year validity period. However, for a newly established pharmaceutical manufacturer that meets the GMP standards, the NMPA will issue a GMP certificate with only a one-year validity period. The Year 2011 GMP Standards became effective on March 1, 2011, and pharmaceutical manufacturers (except for manufacturers of injectables, blood products or vaccines, which had a three-year grace period) had a five-year grace period to upgrade existing facilities to comply with the revisions.

All of Helpson’s existing production lines have met the Year 2011 GMP Standards. On December 1, 2019, the newly revised Drug Administration Law (the “New Law”) came into effect. One of the major amendments is the cancellation of GMP certification. The New Law eliminated the requirement that drug administration authorities shall assess drug manufacture enterprises and drug trading enterprises, and issue assessment certificates. Instead, it requires that drug manufacturing enterprises and drug trading enterprises establish and improve the quality management systems of manufacture and trade of drugs and ensure that the process of manufacturing and trading of drugs always meets all legal requirements. This means a stricter form of supervision is implemented compared to the prior GMP certificates system. Helpson’s production lines are subject to pilot inspections under the New Law.

We believe that GMP inspection only switches to another form, which includes flight inspection, drug production license inspection (for on-site management and quality system), as well as product inspection.

Product Liability and Consumers Protection

Product liability claims may arise if any of our pharmaceutical products have a harmful effect on any consumer who may make a claim for damages or compensation as an injured party. The General Principles of the Civil Law of the PRC, which became effective in January 1987, stated that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities for such damage or injuries. The Civil Code of the PRC, which came into force on January 1, 2021, stipulates that if damage is caused to others due to defects in products, the infringed can claim compensation from the manufacturer of the products or the seller of the products. If the defect is caused by the producer, the seller shall have the right to recover compensation from the producer. If the product is defective due to the fault of the seller, the producer shall have the right to recover from the seller after making compensation.

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

PCAOB Regulations

As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. We are required by the Holding Foreign Companies Accountable Act (“HFCAA”) to have an auditor that is subject to the inspection by the PCAOB. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, or AHFCAA, and on December 29, 2022, the Consolidated Appropriations Act, 2023 (the “CAA”), which the AHFCAA forms a part, was signed into law, and it officially reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong,. Although currently the PCAOB is able to secure complete access for the inspection and investigation of accounting firms headquartered in mainland China and Hong Kong, due to the previous history that the PAOCB was at one time not able to do so, should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. We cannot assure you whether NYSE American or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to the audit of our financial statements. There is a risk that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, and that the PCAOB may re-evaluate its determinations as a result of any obstruction with the implementation of the Protocol. Such lack of inspection or re-evaluation could cause trading in the Company’s securities to be prohibited under the HFCAA to ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, under the HFCAA, as amended by the AHFCAA, our securities may be prohibited from trading on the NYSE American or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our Common Stock being delisted by the NYSE American.

Employees

As of December 31, 2025, we had 221 employees, among which 215 employees were full-time employees and 6 employees were temporary employees. None of our employees is represented by a labor union and, in general, we consider our relationship with our employees to be good.

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

In our business, we must comply with a variety of product safety and product testing regulations. In particular, our products are subject to, among other statutes and regulations, those issued by the NMPA. If the NMPA issues any notices to cease production, sale and use of any of our products, or request Helpson to recall any of our products we sold, we must comply with such requirements. As a result, we may incur significant costs in complying with cessation or recall requirements, and our financial results could be materially and adversely affected. Furthermore, concerns about potential liability or potential future changes in product safety regulations may lead us to voluntarily recall or otherwise discontinue selling selected products, which could materially and adversely affect our results of operations.

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

We reported negative gross margins of -3.2% for the year ended December 31, 2025, a substantial deterioration from negative gross margins of -43.8.0% for the year ended December 31, 2024, indicating significant challenges in our cost structure and pricing environment. The main reasons for the increase in the gross loss rate were the rise in idle equipment costs, the increase in inventory impairment provisions, and the significant decline in product sales. The pharmaceutical market in the PRC remains very competitive, and there may be pressure to reduce sale prices of products without a corresponding decrease in the cost of sold products. To the extent that we fail to develop new products with high profit margins and our high-profit-margin products are replaced by our competitors’ products, our gross profit margins and net profit margins will be adversely affected. In addition, three of our products are included in the National Essential Drug List (the “EDL”), which are subject to strict governmental price controls. Therefore, our gross profit margin and net profit margins could be adversely affected notwithstanding any increase in our revenues.

Our products face substantial competition. Other companies may discover, develop, acquire or commercialize products earlier or more successfully than we do.

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases that treat similar medical conditions. Many of our products may compete against products that have lower prices, superior performance, greater ease of administration or other advantages. We would face enhanced competition if competitive products were added to the National Medical Insurance Program. Our inability to compete effectively could reduce sales or margins, which could have a material adverse effect on the results of our operations.

Some of our competitors are actively engaging in research and development in areas in which we have products or in which we are developing new products or new indications for existing products. In the future, we expect that our products will compete with new drugs currently in development, drugs approved for other indications that may be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. If alternatives to our products are dispensed or prescribed to patients, the volume of our products sold may decline or we may be required to lower the prices of our products to remain competitive, either of which could negatively impact our sales. In addition, an increasing number of foreign pharmaceutical companies have introduced their pharmaceutical products into the Chinese market. Competitive products introduced by these companies can also negatively impact our sales and results of operations.

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

Most of our products are off-patent branded generic pharmaceuticals and are not protected by intellectual property rights. As a result, other pharmaceutical companies may sell equivalent products at a lower cost, and this might result in a commensurate loss in sales of our branded generic products or require us to lower our prices to compete. If other pharmaceutical companies sell pharmaceutical products that are similar to our unprotected products, we may face additional competition, and our business and profitability may be adversely affected.

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

The successful development of pharmaceutical products can be influenced by many factors. Products that appear to be promising in their early phases of research and development may fail to be commercially viable for various reasons, such as failing to obtain the necessary regulatory approvals. Additionally, the research and development process for new products for which we may obtain an approval certificate is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an approval certificate and commercializing the product may require ten years or longer. A few of our product candidates are in the early stages of pre-clinical study and clinical trials and we must conduct a significant number of additional clinical trials before we can seek the regulatory approvals necessary to begin commercial production and sales of these products. We cannot guarantee that our future research and development projects will be successful or completed within their anticipated time frames or budgets, or that we will receive the necessary approvals from the relevant authorities for the production of these products, or that these newly developed products will achieve commercial success.

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

Complying with such standards may be time-consuming and expensive and could result in delays in obtaining NMPA approval for our future product candidates or possibly preclude us from obtaining NMPA approval altogether. For example, due to the enhanced criteria introduced during the implementation process of the trial of one of our products in the dried powder injectable and granule production lines in our old plant, the clinical trials lasted longer than originally expected. Furthermore, our future products may not be effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval and prevent or limit their commercial use. The NMPA and other regulatory authorities may not approve the products that we develop and even if we do obtain regulatory approvals, such regulatory approvals may be subject to limitations on the indicated uses for which we may market a product, which may limit the size of the market for such product.

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

We sell our products exclusively to pharmaceutical distributors in the PRC and rely on distributors for all of our revenues. We have business relationships with certified distributors in the PRC. For the year ended December 31, 2025, no customer accounted for more than 10.0% of sales, and three customers accounted for 39.2%, 14.4% and 9.2% of accounts receivable. In line with industry practices in the PRC, we enter into written sales agreements with our distributors. However, such sales agreements are not in substance equivalent to a typical distribution agreement in the United States. Each sales agreement is more in the form of a sales order and specifies one or several purchases of one or more products without any continuing obligation to purchase any additional amount of products. There are no written contracts between the Company and any of its distributors requesting the distributors to pay the Company’s account receivable upon their receipt of funds from its customers, or state-owned hospitals. Pharmaceutical distributors typically process the payment of the account receivable to the Company upon their receipt of payment from their customers, i.e., the state-owned hospitals, as a matter of implied consensus. In the event the length of collection term is deviated from any of the past pattern of any particular customer, the Company will adjust its credit term. Any potential default in repaying the accounts receivable without recourse by the Company may materially and negatively affect the Company’s profitability and business. In the event certain distributors choose not to continue their relationship with us after completing their existing sales agreements, they can do so without breaching any contract or agreement, our financial results could be adversely affected if we cannot find substantially similar distributors in time under such circumstances. In addition, some of our distributors may sell products that compete with our products. We compete for desired distributors with other pharmaceutical manufacturers, many of which may have higher visibility, greater name recognition, financial resources, and broader product selection than we do. Consequently, maintaining relationships with existing distributors and replacing distributors may be difficult and time-consuming. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products and would materially and adversely affect our business, financial condition and results of operations.

We rely on a limited number of distributors for the majority of sales of our products.

We rely on a limited number of distributors for most of our net revenue. Our top five distributors in aggregate accounted for 23% and 24% of our net revenues in 2025 and 2024, respectively. We expect that a relatively small number of distributors will continue to account for a major portion of our net revenue in the near future. Our dependence on a few distributors may expose us to the risk of substantial losses if a single large distributor stops purchasing our products, purchases lower quantities of our products or goes out of business and we cannot find substitute distributors on equivalent terms. If any of our large distributors reduces the quantity of the products they purchase from us or stops purchasing from us, our net revenue would be materially and adversely affected.

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

We need a supply of a wide variety of raw materials to manufacture our products. Currently, we rely on numerous suppliers in the PRC and overseas to deliver our required raw materials. We have at least three principal suppliers for each of our most critical raw materials. For the year ended December 31, 2025, three suppliers accounted for 26.6%, 26.3% and 9.6% of raw material purchases and for the year ended December 31, 2024, three suppliers accounted for 22.9%, 21.3% and 14.6% of raw material purchases.

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

We have limited ability to manage and control the activities of our independent distributors and third-party marketing firms that we contract to promote our products and brand name; therefore, our reputation, business, prospects and brand may be materially and adversely affected by actions taken by them. Our distributors and third-party marketing firms could take one or more of the following actions, any of which could have a material adverse effect on our business, prospects and brand:

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

The nature of our business exposes us to the risk of product liability claims that is inherent in the research and development, manufacturing and marketing of pharmaceutical products. Using product candidates in clinical trials also exposes us to product liability claims. These risks are greater for our products that receive regulatory approval for commercial sales. Even if a product is approved for commercial use by an appropriate governmental agency, there can be no assurance that users will not claim effects other than those intended resulting from the use of our products. While no material claim for personal injury resulting from allegedly defective products has been brought against us to date, a substantial claim or a substantial number of claims, if successful, could have a material adverse impact on our business, financial condition and results of operations. Such lawsuits may divert the attention of our management from our business strategies, may be costly to defend and may negatively impact on our reputation and our Helpson brand’s reputation, and may harm the sales of our other branded products. In addition, product liability insurance for pharmaceutical products is not available in the PRC. In the event of allegations that any of our products are harmful, we may experience reduced consumer demand for our products, or our products may be recalled from the market. We may also be forced to defend lawsuits and, if unsuccessful, to pay a substantial amount in damages, legal fees, and other related expenses. In addition, business interruption insurance available in the PRC offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources. Lastly, we currently do not have directors’ and officers’ insurance. In the event we or any of our directors or officers are sued under any proceedings or actions that could be covered by standard D&O insurance, we may incur substantial costs and expenses to defend such case.

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

The rapid market growth of our pharmaceutical products may pose more requirements or more costs on employment management for managerial, operational, financial and other purposes. As of December 31, 2025, we had 221 employees. To keep up with the rapid development of the Chinese pharmaceutical industry, it will impose significant responsibilities upon the members of management to identify, recruit, maintain, integrate and motivate new and old employees. In addition, we may need to increase the salary, or the equity incentive plan for the employees to keep them in the Company. Aside from the increased difficulties and increased costs in the management of human resources, we may also encounter working capital issues, as we need increased liquidity to finance the purchases of raw materials and supplies, drug formulas for new products, investment in research and development, and acquisition of new businesses and technologies. Our failure to manage any of the above business administration may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

Certain of our employees and consultants were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors, or at universities or other research institutions. Although there is currently no claim against us, we may be subject to claims that these employees or consultants have, inadvertently or otherwise, used or disclosed trade secrets or other proprietary information from their former employers. It may be necessary for us to litigate and defend against these claims. Even if we successfully defend ourselves against these claims, litigation could result in substantial costs and be a distraction to our management. If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

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

Second, while the enforcement of substantive rights may be less clear than United States procedures, foreign-invested enterprises and foreign wholly-owned enterprises are PRC registered companies that enjoy the same status as other PRC registered companies in business-to-business dispute resolutions. The PRC legal infrastructure, however, is significantly different in operation from its United States counterpart and may present a significant impediment to the operation of a foreign invested enterprise.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC against our company or our management based on U.S. or other foreign laws.

Our operating subsidiary, Helpson, is incorporated under the laws of the PRC and substantially all of our assets are located in the PRC. Additionally, substantially all of our directors, executive officers and managers reside within the PRC, and substantially all assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain of our directors, executive officers or managers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, and many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, executive officers or managers only if the actions are not required to be arbitrated by PRC law under Helpson’s articles of association, and only if the facts alleged in the complaint give rise to the cause of action under PRC law. In connection with any such original action, a PRC court may impose civil liability, including monetary damages.

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

The majority of pharmaceutical manufacturing industry, including the segments under which the Company conducts its business is not included in the 2021 Negative List. Helpson manufactures and markets generic and branded pharmaceutical products as well as biochemical products primarily to hospitals and private retailers located throughout the PRC. The Company believes Helpson’s business is not subject to any ownership restrictions prescribed under the Catalogue. Onny acquired 100% of the ownership of Helpson on May 25, 2005, by entering into an Equity Transfer Agreement with Helpson’s three former shareholders. The transaction was approved by the Commercial Bureau of Hainan Province on June 12, 2005, and Helpson received the Certificate of Approval for Establishment of Enterprises with Foreign Investment in the PRC on the same day. Helpson received its business license evidencing its WFOE (Wholly Foreign Owned Enterprise) status on June 21, 2005. However, in the event the 2021 Negative List is amended in the future to include any of the business Helpson is operating, our ownership structure could be subject to change to the extent our structure is not given any “grandfather” protection.

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

Fluctuation in the value of the Renminbi may have a material and adverse effect on your investment. The change in value of the Renminbi against the U.S. dollar is affected by, among other things, changes in PRC’s political and economic conditions. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately Renminbi 8.3 per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. Under the new policy, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy caused the Renminbi to appreciate approximately 21.5% against the U.S. dollar over the following three years. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again. There is significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Significant revaluation of the Renminbi may have a material adverse effect on your investment. For example, to the extent that we need to convert U.S. dollars we receive from securities offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In August 2015, the PRC Government devalued its currency by approximately 3%, representing the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

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

China is experiencing substantial environmental pollution. Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls. There is no guarantee that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our business’ profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

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

Any funds the Company transfer to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, (i) a foreign loan of less one-year duration procured by our PRC subsidiaries is required to be registered with SAFE or its local branches and (ii) a foreign loan of one year duration or more procured by our PRC subsidiaries is required to be applied to the NDRC in advance for undergoing recordation registration formalities. Any medium or long-term loan to be provided by us to our PRC operating subsidiaries, must be registered with the NDRC and the SAFE or its local branches. The Company may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by us to our PRC Subsidiary. If the Company fails to complete such registrations, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our WFOE, which may adversely affect our liquidity and our ability to fund and expand our business in China.

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

On June 10, 2021, the Standing Committee of the National People’s Congress of China promulgated the PRC Data Security Law, which became effective in September 2021. The PRC Data Security Law provides data security and privacy obligations on entities and individuals carrying out data processing activities, introduces a data classification and hierarchical protection system based on the importance of data, and imposes export restrictions on certain data and information.

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

On February 22, 2023, CAC issued the Measures for the Standard Contract for Cross-Border Transfer of Personal Information. If our PRC operating entities fail to comply with such measures, they may face legal liability under the PRC Personal Information Protection Law, including fines of up to RMB50 million or 5% of annual revenues and may be ordered to suspend related activities or have business licenses revoked.

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

On February 14, 2025, CAC issued the Administration Measures for Personal Information Protection Compliance Audits, which became effective on May 1, 2025. These Measures impose requirements on personal information processing activities, including mandatory audits, appointment of responsible personnel, and compliance reporting. Failure to comply with such requirements, particularly in cases involving large-scale or sensitive personal information processing or data security incidents, may subject us and our PRC operating entities to legal liabilities, regulatory enforcement actions, and reputational harm, which could materially and adversely affect our business, financial condition, and results of operations.

On June 11, 2025, CAC, in collaboration with multiple departments, issued the Regulations on the Management of the Use of Commercial Encryption in Critical Information Infrastructure, which became effective on August 1, 2025. These regulations impose requirements on critical information infrastructure operators regarding the use of certified commercial encryption products and services, protection of core, important, and personal data, and the conduct of regular security assessments and reporting obligations. Failure to comply with the applicable requirements may subject us and our PRC operating entities to legal liabilities and regulatory penalties, and could materially and adversely affect our business, financial condition, and results of operations.

On June 26, 2025, CAC issued the Regulations on the Application of the Administrative Penalty Discretion Benchmarks of Cyberspace Administration Departments, which became effective on August 1, 2025. These regulations establish standardized frameworks for determining administrative penalties, including varying levels of punishment based on the nature, severity, and impact of violations, as well as mitigating or aggravating factors. Failure to comply may subject us and our PRC operating entities to regulatory penalties and enforcement actions, and could materially and adversely affect our business, financial condition, and results of operations.

On June 27, 2025, CAC released the third version of the Guidance on the Application for Security Assessment of Cross-Border Transfers. The guidance provides more detailed and streamlined requirements for security assessment applications and clarifies the conditions under which the validity period of such assessments may be extended. In particular, data handlers may apply to extend the three-year validity period subject to certain conditions, including no material changes to transfer arrangements, limits on increases in data volume or number of individuals involved, compliance with relevant legal documentation requirements, and the absence of major data security incidents.

On September 11, 2025, the Cyberspace Administration of China issued the Measures on National Cybersecurity Incident Reporting, which became effective on November 1, 2025. These measures establish mandatory cybersecurity incident reporting obligations for network operators, including a four-tier classification system with specified thresholds based on the severity and impact of incidents, particularly those involving core data, important data, or risks to national security and social stability. Failure to comply with applicable requirements may subject us and our PRC operating entities to regulatory enforcement actions and could materially and adversely affect our business, financial condition, and results of operations.

On October 14, 2025, CAC and the State Administration for Market Regulation jointly issued the Measures for Certification of Cross-Border Personal Information Transfer, which became effective on January 1, 2026. These measures establish a certification-based mechanism for cross-border personal information transfers and set out eligibility thresholds, procedural requirements, and assessment obligations for data processers. In particular, data processors must meet specific criteria regarding the volume and type of data transferred, exclude important data, and conduct personal information protection impact assessments prior to certification. Certifications are granted by authorized institutions and are valid for three years, subject to renewal. Failure to comply with applicable requirements may subject us and our PRC operating entities to regulatory enforcement actions and could materially and adversely affect our business, financial condition, and results of operations.

Certain PRC regulations may make it more difficult for us to pursue growth through acquisitions.

Anti-Monopoly Law of the People’s Republic of China promulgated by the Standing Committee of the National People’s Congress, which became effective in 2008 and amended in 2022 (“Anti-Monopoly Law”), established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. Such regulation requires, among other things, that State Administration for Market Regulation (“SAMR”) be notified in advance of any change-of-control transaction in which a foreign investor acquires control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions of the State Council on the Standard for Declaration of Concentration of Business Operators, issued by the State Council in 2008 and amended in 2018, are triggered. Moreover, the Anti-Monopoly Law requires that transactions which involve national security, the examination on national security shall also be conducted according to the relevant provisions of the State. In addition, PRC Measures for the Security Review of Foreign Investment which became effective in January 2021 require acquisitions by foreign investors of PRC companies engaged in military-related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We may pursue potential strategic acquisitions that are complementary to our business and operations.

Complying with the requirements of these regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The approval, filing or other requirements of the China Securities Regulatory Commission or other PRC regulatory authorities will be required under PRC law in connection with any future issuance of securities overseas, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.

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

On February 17, 2023, the CSRC also issued a Notice and held a press conference clarifying that companies in mainland China listed overseas before March 31, 2023 are not required to file immediately, but should complete filing for future capital raising activities. As an issuer listed before the effective date, we are not required to complete filing for prior offshore offerings. As of this annual report, we and our PRC operating entities have not been required to obtain permission from or complete filing with CSRC. However, our future capital raising activities will be subject to the filing requirement.

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

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the Company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the Company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over-the-counter trading market in the U.S. On December 18, 2020, the HFCAA was signed into law.

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

Our auditor, Enrome LLP, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, is headquartered in Singapore, and is subject to inspection by the PCAOB on a regular basis.

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

As we are a holding company with all of business operations conducted in PRC by Helpson, which is our wholly-owned subsidiary, we depend on its dividend issuance to us to pay the dividends to our investors. According to the PRC Company Law and Foreign Investment Law, our PRC subsidiary, as a foreign-invested enterprise, or FIE, we may only pay dividends out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. In addition, we are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50% of its registered capital. The reserve funds are not distributable as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Our ability to distribute dividends may be restricted because of the above-mentioned regulations. We may even cannot distribute dividends if we are suffering loss in certain fiscal year in the future. As of the date of this annual report, Helpson plans to retain all the revenues and re-invest them in Helpson’s daily operation. Therefore, the Company does not intend to have any dividend distribution in the future.

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

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions and may be subject to withholding obligations if our company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

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

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with our activities on behalf of us. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

We have identified material weaknesses in our internal control over financial reporting, which could affect our ability to ensure timely and reliable financial reports, affect the ability of our auditors to attest to the effectiveness of our internal controls should we become an accelerated filer in the future, and weaken investors’ confidence in our financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. We became subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K. As set forth in such report, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2025, and there existed a material weakness in our internal control over financial reporting as of December 31, 2025.

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

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2025 and 2024 that conditions exist that raise substantial doubt about our ability to continue as a going concern as discussed in Note 1 to the financial statements. The Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of comprehensive healthcare products. The freeze-dried bird’s nest and Buddha’s hand rose products in the company’s nutrition and health series have obtained food production licenses. They are currently undergoing market operation and are planning to be launched this year and are expected to generate sales revenue. This will support the company’s continuous operation. In addition, management believes that the Company’s existing fixed assets can serve as collateral to support additional bank loans. Furthermore, the company also strengthened the management of accounts receivable by enhancing the credit assessment of customers, promptly collecting debts and shortening the collection period; it has already initiated and is actively expanding the way of OEM (Original Equipment Manufacturer) to increase the utilization rate of equipment by making use of the existing machines and equipment; and it has been actively striving for government support and subsidies. The Company will implement multiple measures simultaneously across procurement, production, human resources, and marketing to reduce operating costs. In procurement, the Company will consolidate purchasing activities where practical to enhance bargaining power with suppliers. In production, operations will be optimized through approaches such as centralized manufacturing cycles and shifting energy-intensive processes to off-peak hours to reduce power costs. Production personnel will be deployed efficiently to minimize labor expenses while maintaining quality standards. In human resources, the Company will optimize staffing levels and implement targeted incentives to improve work efficiency and output quality, thereby controlling labor costs. Marketing expenditures will be focused on high-return channels through data-driven targeting and channel optimization. Additionally, the Company will enhance employee training in production techniques and cost management principles, fostering a culture of cost awareness throughout the organization. Management believes that, if successfully implemented, these measures may improve the Company’s cash position and allow the Company to fund its operations in the next twelve months, however, there can be no assurance that the Company will be able to achieve its future strategic alternatives, raising substantial doubt about its ability to continue as a going concern.

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

Governance

Our Board of Directors is responsible for overseeing the Company’s cybersecurity risk management and be informed on risks from cybersecurity threats. The Board shall review, approve and maintain oversight of the disclosure (i) on Form 8-K for material cybersecurity incidents (if any) and (ii) related to cybersecurity matters in the periodic reports (including annual report on Form 10-K) of the Company. In addition, our management team, including those with experience in dealing with confidentiality-related cybersecurity issues, oversee and manage cybersecurity related matters and formulate policies as necessary. Our Board review on an annual basis regarding assessment, identification and management on material risks from cybersecurity threats that happened in the ordinary course of our business operations. If a cybersecurity incident occurs, our Board will promptly organize relevant personnel for internal assessment and, depending on the situation, seek the opinions of external experts and legal advisors. If it is determined that the incident could potentially be a material cybersecurity event, our Board will decide on the relevant response measures and whether any disclosure is necessary. If such disclosure is determined to be necessary, such disclosure material will be prepared and reviewed by our Board before it is disseminated to the public.

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

In addition, Helpson rents offices located on the second floor and third floor of the Jiahai Building owned by Hainan Zhongfu Foreign Export Personnel Service Center (the “Center”) as its principal executive offices. For office spaces on the second floor and third floor at a monthly rent of RMB 17,000 (approximately $2,418) and RMB 27,600 (approximately $3,927), respectively, based on the current lease dated July 1, 2025 that is for a three-year term ending June 30, 2028. The aggregate area of the office space rented by Helpson is 1,686 square meters (16,812 square feet).

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business. However, we anticipate a potential need for expansion and additional space as our production increases.

Mortgaged Property

On September 25, 2023, the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan is 3.35% for the first twelve months of the loan, which covers September 25, 2023 to September 20, 2024 and adjusts based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve-month anniversary of the loan. The interest rate is 3.25% for the second twelve months of the loan, which covers September 21, 2024 to September 20, 2025. The interest rate is 2.9% for the third twelve months of the loan, which covers September 21, 2025 to September 20, 2026.

The loan is collateralized by the Company’s production facility and the included production line equipment and machinery. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $42,528 for the years ended December 31, 2025.

The loan referred to above is set forth in the table below:

Total Amount of the Line of Credit	Lending Institution	Contract Period	Interest Rate	Properties under Mortgage
RMB 10 million (Approximately $1.41 million)	Bank of China	September 21, 2025 to September 20, 2026	2.9%	Helpson’s new factory: 20,282.42 square meters (Certificate #: HK477872) Production line equipment and machinery included in the facility

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,290,693 as of June 30, 2025, based on the closing price of $1.79 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on March 24, 2026, was 40,522,002. The number of outstanding shares reflects the impact of two reverse stock splits implemented in 2024 and 2025, as described below:

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

Holders

As of March 24, 2026, there were approximately 140 stockholders of record of our common stock and an indeterminate number of beneficial holders who held our common stock in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
Plan category	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	559,800
Totals	-	-	559,800

*	All shares have been retroactively restated to reflect the effect of the 1-for-10 reverse stock split effective April 15, 2025.

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

China’s consistency evaluation of generic drugs continues to proceed for the year ended December 31, 2025. Helpson has always taken the task of promoting consistency evaluation as a top priority and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, passed generic-drug-consistency-evaluation in early August 2023.

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

In April 2024, Helpson began serving as a Contract Manufacturing Organization (CMO) for a project, undertaking its R&D and post-market commercial production. This initiative generated approximately $50,000 in revenue within the year. In 2025 this (CMO) project generated $33,227 in revenue .Under the contract terms, once the customer’s product is launched, the company will continue providing production services, further boosting sales revenue and ensuring sustained cash inflows. This project successfully completed process verification in January 2025 and is currently undergoing stability testing. Registration with the National Medical Products Administration (NMPA) has made in the third quarter of 2025. Moving forward, we will leverage our competitive advantages as a CMO, including our highly skilled technical team, state-of-the-art facilities, multiple production lines, ample capacity, extensive manufacturing expertise, and a robust quality management system.

Results of Operations for the Fiscal Year ended December 31, 2025

Revenue

Revenue was $4.1 million for the year ended December 31, 2025, which represented a decrease of $0.4 million, as compared to $4.5 million for the year ended December 31, 2024. This decline was mainly due to an increasing number of drugs from other medicine providers being included in national CP, while Helpson’s peer products have not passed consistency evaluation. As a result, they are not qualified to participate in CP, the resulting sales has decreased.

Set forth below are our revenues by product category in millions (USD) for the years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
Product Category	2025	2024	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.32	1.35	-0.03	-2%
Anti-Viral/ Infection & Respiratory	2.48	2.75	-0.27	-10%
Digestive Diseases	0.23	0.2	0.03	15%
Other	0.07	0.18	-0.11	-61%

The most significant revenue decrease in terms of dollar amount was in the “Anti-Viral/ Infection & Respiratory” category. It generated $2.48 million for the year ended December 31, 2025, compared to $2.75 million for the year ended December 31, 2024, which represented a decrease of $0.27 million. This decrease was mainly due to the decrease in sales of the Cefaclor Dispersible Tablets due to a decrease in sales of Helpson not passing the consistency evaluation of Roxithromycin and therefore not being able to participate in CP.

The “CNS Cerebral & Cardio Vascular” product category generated $1.32 million for the year ended December 31, 2025, compared to $1.35 million for the year ended December 31, 2024, which represented a decrease of $0.03 million. This decrease was mainly due to a decrease in sales of Candesartan.

“Others” product category generated $0.07 million in sales revenue for the year ended December 31, 2025, compared to $0.18 million for the same period last year, which represented a decrease of $0.11 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection due to market volatility.

Our “Digestive Diseases” product category generated $0.23 million in sales revenue for the year ended December 31, 2025, compared to $0.2 million for the same period last year, representing an increase of $0.03 million. This increase was mainly due to higher sales of Omeprazole as a result of market fluctuations.

	Fiscal Year Ended December 31,
Product Category	2025	2024
CNS Cerebral & Cardio Vascular	32%	30%
Anti-Viral/ Infection & Respiratory	60%	61%
Digestive Diseases	6%	4%
Other	2%	4%

For the year ended December 31, 2025, revenue breakdown by product category experienced certain variances compared with that of the prior year. Sales in the “Anti-Viral/Infection & Respiratory” product category represented 60% and 61% of total sales in the years ended December 31, 2025 and 2024, respectively. The “CNS Cerebral & Cardio Vascular” category represented 32% of total revenue for the year ended December 31, 2025, compared to 30% for the year ended December 31, 2024. The “Digestive Diseases” category represented 6% and 4% of total revenue for the years ended December 31, 2025 and 2024, respectively. The “Other” category represented 2% and 4% of revenues for the years ended December 31, 2025 and 2024, respectively.

Notably, during the year ended December 31, 2025, the company generated an OEM income of $33,227, accounting for 1% of our total revenue, which was attributed from the service income from the service Helpson provided to Contract Manufacturing Organization (CMO) for a project, undertaking its R&D and post-market commercial production.

Cost of Revenue

For the year ended December 31, 2025, our cost of revenue was $4.3 million, or 103.2% of total revenue, which represented a decrease of $2.2 million from $6.5 million, or 143.8% of total revenue, in 2024. The decrease in cost of revenues for the fiscal year ended December 31, 2025 was primarily driven by a $1.10 million decrease in depreciation expense as certain property and equipment (“PP&E”) became fully depreciated in fiscal year ended December 31, 2024, and a $0.10 million reduction in inventory obsolescence.

Gross Loss and Loss Margin

Gross loss for the year ended December 31, 2025 was $0.1 million, compared to $2.0 million for the year ended December 31, 2024. Our gross loss margin for the year ended December 31, 2025 was 3.2%, compared to 43.8% for the year ended December 31, 2024. The decrease in the gross loss rate was primarily driven by lower depreciation, as certain property and equipment (“PP&E”) became fully depreciated in the fiscal year ended December 31, 2024, and a reduction in inventory obsolescence.

Selling Expenses

Our selling expenses for the year ended December 31, 2025 were $0.38 million, a decrease of $0.15 million compared to $0.53 million for the year ended December 31, 2024. Selling expenses accounted for 9.1% of the total revenue for the year ended December 31, 2025 compared to 11.7% for the year ended December 31, 2024.  As a result of implementation of centralized volume-based procurement programs administered by the National Healthcare Security Administration, the Company has reduced traditional selling and promotional activities.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2025 were $2.45 million, an increase of $0.67 million compared to $1.78 million for the year ended December 31, 2024. General and administrative expenses accounted for 59.2% and 39.4% of our total revenues for the years ended December 31, 2025 and 2024, respectively. Reason for this increase was the increase of amortization expenses related to the purchased patent technology in 2025.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2025 was $0.28 million, compared to $0.28 million for the year ended December 31, 2024. Research and development expenses accounted for 6.8% and 6.3% of our total revenues for the years ended December 31, 2025 and 2024, respectively. These expenditures were mainly spent on the consistency evaluation of the existing products.

Bad Debt Expense (reversal of allowance for credit losses)

For the year ended December 31, 2025, the Company recorded a reversal of bad debt expense of $1,018, compared to bad debt expense of $5,072 for the same period in 2024.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Such relatively long credit term is due to the peculiar environment affecting the Chinese pharmaceutical market, as deferred payments by state-owned hospitals to local drug distributors are common, and their deferred payments will indirectly delay the payments from our customers to us. Due to the timeliness requirements of the NMPA for logistics of drug sales, Helpson, like most other pharmaceutical companies in China, sells substantially all the drugs to local drug distributors, certified by GSP (Good Supply Practice), the standard of products supply, which is a standard protocol to control the quality of the products during circulation. These GSP certified distributors then sell the drugs to state-owned hospitals. The GSP certified distributors’ payments to us are usually delayed as they will pay us after they receive payment from the state-owned hospitals. Therefore, as most of our customers are GSP certified distributors, we adopt a unified policy for bad debt allowance reserves for GMP’s customers who are typically GSP certified distributors. As is typical in the Chinese pharmaceutical market, there are no written contracts between the Company and any of its GSP certified distributors requesting the distributors to pay the Company’s account receivable upon their receipt of funds from the distributors’ customers, or state-owned hospitals. Nevertheless, the Company’s customers typically process the payment of the account receivable to the Company upon their receipt of payment from their customers, i.e., the state-owned hospitals, as a matter of implied consensus or industry standard. In the event the length of collection term is deviated from any of the past patterns of any particular customer, the Company will adjust its credit term.

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.06 million and $0.06 million as of December 31, 2025 and 2024, respectively.

The following table illustrates our trade accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
1 - 180 Days	72.38%	1.24%
180 - 365 Days	24.61%	0.48%
365 - 720 Days	1.17%	0.01%
> 720 Days	1.84%	98.27%
Total	100.00%	100.00%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
1-180 Days	184,159	171,988	-	-
180-365 Days	62,624	66,602	6,262	6660
365-720 Days	2,973	700	2,081	490
Over 720 Days	4,680	13,580,031	4,680	13,580,031
Total	254,435	13,819,322	13,023	13,587,182

Our allowance for credit losses estimate practice using the current expected credit loss method considers accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management.

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 5.1% and 98.3% as of December 31, 2025 and 2024, respectively. The decrease in the allowance rate was mainly due to the write-off of long-outstanding accounts receivable during 2025, which reduces both gross accounts receivable and the allowance for doubtful accounts by the same amount, and lowers the ratio of allowance for doubtful accounts to gross accounts receivable.

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

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a bad debt credit for the difference. The allowance for credit losses balances was $0.01 million and $13.6 million as of December 31, 2025 and December 31, 2024, respectively. The changes in the allowances for credit losses of trade accounts receivable during the years ended December 31, 2025 and 2024 were as follows:

	For the Fiscal Years Ended
	December 31,
	2025	2024
Balance, Beginning of Year	$13,587,182	$13,786,074
(Reversal) Credit losses expenses	(4,029)	5,702
Amounts written off	(13,664,945)
Foreign currency translation adjustment	94,815	(204,594)
Balance, End of Year	$13,023	$13,587,182

Our bad debt expense was $(4,029) and $5,702 for the years ended December 31, 2025 and 2024, respectively.

Loss from Operations

Our operating loss for the year ended December 31, 2025 was $3.24 million, compared to $4.59 million in 2024.

Net Interest Expense

Net interest expense was $0.10 million for the year ended December 31, 2025 and $0.15 million for the year ended December 31, 2024.

Net Loss

Net loss for the year ended December 31, 2025 was $3.19 million, compared to net loss of $4.74 million for the year ended December 31, 2024. The decrease in net loss was mainly a result of the decline in expenses more than the decline in revenue.

Loss per basic and diluted common share was $0.74 for the year ended December 31, 2025 and $2.71 for the year ended December 31, 2024, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 4,291,427 for 2025, as compared to 1,746,372 for 2024.

The change in weighted-average shares and per-share amounts reflects the impact of three reverse stock splits: a 1-for-10 split effective March 6, 2023, and a 1-for-5 split effective March 6, 2024, and a 1-for 10 split effective April 15, 2025.These splits reduced the number of outstanding shares, with all share and per-share amounts retroactively restated for all periods presented in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently the Company has not witnessed or expected to encounter any difficulties to refinance those lines of credit this year. As of December 31, 2025, the aggregated advance from our CEO was $1,435,136 for use in operations. Our cash and cash equivalents were $0.35 million, representing 1.1% of our total assets, as of December 31, 2025, as compared to $0.63 million, representing 4.2% of our total assets as of December 31, 2024. All of the $0.35 million of cash and cash equivalents as of December 31, 2025 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson.

The Company obtained various lines of credit in detail described under Note 8 to its audited consolidated financial statements, which is included elsewhere in this annual report.

Although the Company obtained additional lines of credit for the year ended December 31, 2025, there can be no assurance that the Company will be able to achieve its future strategic goals, including the launch of new products. This raises substantial doubt about the Company’s ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital for the year ended December 31, 2025, there can be no assurances that this will continue in the future. We may seek additional debt or equity financing as necessary when we believe the market conditions are the most advantageous to us and/or require us to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash provided by operating activities was $0.14 million for the year ended December 31, 2025, compared to net cash used in operating activities of $0.41 million in 2024.

As of December 31, 2025, our net trade accounts receivable was $0.24 million, an increase of $0.01 million from $0.23 million as of December 31, 2024.

As of December 31, 2025, total inventory was $1.62 million, compared to $2.27 million as of December 31, 2024.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $0.14 million, compared to $0.29 million for the year ended December 31, 2024. This decease was mainly due to the lower investment in the development of a medicine formula.

Financing Activities

Cash used in financing activities was $0.29 million for the year ended December 31, 2025, compared to $0.03 million provided by financing activities in the same period of 2024. The change was mainly attributable to the repayment of certain bank loans, partially offset by proceeds from the new bank loan

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of December 31, 2025 and December 31, 2024, Helpson’s net assets totaled ($8,251,000) and ($6,197,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of December 31, 2025 and December 31, 2024, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets as of December 31, 2025 and December 31, 2024.  There were no allocations to the statutory surplus reserve accounts during the fiscal year ended December 31, 2025.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, included in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2025, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets, as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 and 2024, together with the related notes and the report of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

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

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended December 31, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025, to allow our management, employees and consultants, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely and reasonable basis and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and interim Chief Financial Officer has determined there existed a material weakness in our internal control over financial reporting as of December 31, 2025, with respect to our lack of accounting financial reporting personnel knowledgeable in US GAAP. As of the date of this report, we are undertaking steps to address the aforementioned material weaknesses by obtaining education and training for our personnel regarding the proper accounting under U.S. GAAP and reviewing the processes to correct the identified weaknesses. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

ITEM 9B. OTHER INFORMATION.

Trading Plans

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other disposition of its securities, which has been included as an exhibit to this annual report.

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

General

Listed below are the names and ages of all our directors and executive officers as of March 24, 2026, along with their positions, offices and term:

Name	Age	Position
Zhilin Li	73	Chairperson, President, Chief Executive Officer and interim Chief Financial Officer
Heung Mei Tsui	69	Director
Gene Michael Bennett	78	Independent Director
Yingwen Zhang	81	Independent Director
Baowen Dong	83	Independent Director

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

Zhilin Li is the Chairperson, President, Chief Executive Officer and interim Chief Financial Officer of our company. She has served as a director since 2006 and as the President and Chief Executive Officer since 2005. She was a founder of Helpson and served as Chairperson and Chief Executive Officer of Helpson from 1993 to 2005. Ms. Li was formerly the president of Haikou Bio-Engineering Institute as well as the vice president of Sichuan Institute of Biology. She graduated from Sichuan University with a degree in biology.

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

Yingwen Zhang has served as our independent director since February 2008. He also currently serves as a consultant of Shanghai Reseat Medical Tech Co. Ltd., a medical device producer. He acted as Senior Consultant and Chairperson of HSE (Health Safe and Environment) Committee of SINOFERT Holdings Limited (HKG: 0297) of SINOCHEM Group from October 2005 to June 2009. He served as an independent director of a public company, Chongqing New Energy Co., Ltd. (SH.600847), from 2007 to 2018. Additionally, Mr. Zhang was appointed as the Commercial Counselor of the China Embassy in Malaysia from March 2000 through October 2005. Prior to that, from 1988 to 2000, Mr. Zhang was appointed as the Director-General to Sichuan Provincial Foreign Trade and Economic Cooperation Bureau (the Commercial Bureau of Sichuan Province, China). In his early career he was a chemical engineer and senior economist and then became a senior manager for several chemical corporations in China. From 1983 to 1988, Mr. Zhang served as vice CEO and then CEO of a large nature gas-chemical state owned enterprise (SOE) in the PRC affiliated with the SINOPEC Group. Mr. Zhang graduated from the Chemical Engineering Department of Tianjin University in 1967.

Baowen Dong has served as our independent director since February 2008. Mr. Dong participated on the expert team of the Sichuan University from 2003 to 2008, doing teaching evaluation and assessment work in Engineering and Medical Science faculty. In the past few years, Mr. Dong has focused on the research of China’s Health Care Reform. Previously, he concentrated on biomedical and medical information research. Mr. Dong has had different roles in areas of teaching and research, including serving as a department head and a professor, at Sichuan University from 1974 to 2001. Additionally, Mr. Dong was engaged in the field of communication technology from 1966 to 1974. Mr. Dong graduated from Xidian University in 1966.

Family Relationships

There are no family relationships among our directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. The Reporting Persons are also required by SEC rules to furnish us with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended December 31, 2025 as well as an examination of the SEC’s EDGAR system Form 3, 4, and 5 filings (including amendments to such forms) and our records, we believe that, during the year ended December 31, 2025, the Reporting Persons met all applicable Section 16(a) filing requirements except for the following: (i) Lijie Tang did not timely file Form 4 after being issued 3,500,000 shares on December 10, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our principal executive officer and principal financial officer during the last two fiscal years in all capacities to our Company and our subsidiaries. No other executive officer received compensation in excess of $100,000 during the fiscal year ended December 31, 2025.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Ended	($)	($)	($)	($)	($)	($)	($)	($)

Zhilin Li	2025	300,000						16,000	316,000
Chairperson, Chief	2024	300,000	-	-	-	-	-	16,000	316,000
Executive Officer
President and interim Chief Financial Officer

Employment Agreements

Zhilin Li. Hainan Helpson Medical & Biotechnology Co., Ltd., our wholly-owned subsidiary and operating entity in the PRC (“Helpson”), entered into an employment agreement with Ms. Zhilin Li, our Chairperson of the Board and Chief Executive Officer. Upon the expiration of the original agreement, Helpson renewed the agreement with Ms. Li on the same terms as the original agreement. The new employment agreement will expire on December 31, 2029. Pursuant to the terms of the new employment agreement, Ms. Li agreed to continue to serve as Helpson’s Chief Executive Officer for a term of five years at an annual salary of RMB400,000. Helpson may adjust Ms. Li’s compensation based upon her production and operating achievement and her technical ability and working performance. Ms. Li’s total annual cash compensation for the fiscal year ended December 31, 2025, when aggregated with her compensation from our U.S. holding company level, was $316,000

Payments upon Termination or Change-in-Control

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

On November 12, 2010, our Board of Directors adopted, and on December 22, 2010, our stockholders approved the 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”). On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment No. 1”), pursuant to which the term of the 2010 Incentive Plan shall be extended to December 31, 2029. Amendment No. 1 was adopted by the stockholders on December 19, 2019. The 2010 Incentive Plan, as amended, gave us the ability to grant stock options, restricted stock, stock appreciation rights and performance units to employees, directors and consultants, or those who will become employees, directors and consultants of our company and/or our subsidiaries. On October 25, 2021, our Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to our Long-Term 2010 Incentive Plan (the “Plan”) to increase the number of shares of the Common Stock, that are reserved thereunder by 10,000 (100,000 pre reverse stock split) shares from 8,000 (80,000 pre reverse stock split) shares to 18,000 (180,000 pre reverse stock split) shares (the “Amendment”).  On October 27, 2022, the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 (100,000 pre reverse stock split) shares from 18,000 (180,000 pre reverse stock split) to 28,000 (280,000 pre reverse stock split). On October 18, 2023, the Board of Directors approved and on December 17, 2023, the stockholders adopted the Amendment No.1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 30,000 (300,000 pre reverse stock split) shares from 28,000 (280,000 pre reverse stock split) to 58,000 (580,000 pre reverse stock split). On December 23, 2024, the Board of Directors approved the Amendment No.2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 11,600 (116,000 pre reverse stock split) shares from 58,000 (580,000 pre reverse stock split) to 69,600 (696,000 pre reverse stock split). On October 23, 2025, the Board of Directors approved the Amendment No.2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 500,000 shares from 69,600 shares to 569,600 shares As of March 25, 2026, 48,200 shares of restricted stock were outstanding, and no options were outstanding.

Director Compensation

The following table sets forth information concerning cash and non-cash compensation earned by or paid to our directors during the year ended December 31, 2025.

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

Engagement Letters

On December 31, 2025, we renewed the engagement letters with each of our three independent directors. Pursuant to the renewed engagement letters entered into on the same terms and conditions as the previous engagement letters and for a term of one year, each of Mr. Zhang and Mr. Dong is entitled to receive annual compensation of RMB40,000 (approximately $5,565), payable quarterly and Mr. Bennett is entitled to receive annual compensation of $16,000, payable quarterly, and a warrant to purchase 5,000 shares of common stock at an exercise price of $1.4 per share. As of the date of this report, no warrants have been issued to Mr. Bennett.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of March 25, 2026, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of March 25, 2026, an aggregate of 40,522,002 shares of our common stock were outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership		Percent of Class(3)

Directors and Executive Officers

Zhilin Li President, Chief Executive Officer, Interim Chief Financial Officer and Chairperson of the Board	12,657,762	(4)	31.24%
Heung Mei Tsui Director	18,625		*
Yingwen Zhang Director	0		*
Gene Michael Bennett (5) Director	0		*
Baowen Dong Director	0		*

All directors and executive officers as a group (5 persons)	12,676,387		31.28%

Beneficial stockholders with 5% or more ownership

Xiaoyun Chen	2,800,000		6.91%
Chunhai Zhao	2,550,000		6.29%
Hanliang Long	2,550,000		6.29%
Pingping Du	2,545,000		6.28%
Xin Li	2,540,000		6.27%
Xiaoyan Zhang	4,000,000		9.87%
Lihua Li	3,000,000		7.40%
Kui Lai	3,000,000		7.40%
Jianying Cai	2,900,000		7.16%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Pharma Holdings, Inc., 2nd Floor, No. 17 Jinpan Road, Haikou, Hainan Province, People’s Republic of China 570216.

(3)	In determining the percentage of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the owner may acquire, within 60 days of March 25, 2026, upon the exercise of the options or warrants, if any, held by the owner; and (b) the denominator is the sum of (i) the total 40,522,002 shares of common stock outstanding as of March 24, 2026, and (ii) the number of shares underlying any options or warrants, which such owner has the right to acquire upon the exercise of such options or warrants within 60 days of March 25, 2026 (for those who have options or warrants).

(4)	Includes an aggregate of 7,027,762 shares of voting rights owned by Zhilin Li, pursuant to the Power of Attorneys signed by certain shareholders.

(5)	Pursuant to the terms of his engagement letters, Mr. Bennett is entitled to receive warrants to purchase an aggregate of 80,000 shares of our common stock (5,000 shares in each of year between 2008 to 2024 fiscal years). Pursuant to this, on September 9, 2021, the Company issued warrants to Mr. Bennett to purchase 65,000 shares of our comment stock. As of the date of this report the remaining warrants have not been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company received advances totaling $248,973 and $0 and repaid $11,382 and $0 of the advances during the years ended December 31, 2025 and 2024, respectively from its Chairperson, Chief Executive Officer and Interim Chief Financial Officer, Ms. Zhilin Li. Total amounts owed were $1,435,136 and $1,144,985 and are recorded as Other payables – related parties on the accompanying condensed consolidated balance sheets as of December 31, 2025 and 2024, respectively.

On July 8, 2019, the Company entered into a loan agreement to borrow cash of RMB 4,770,000 ($738,379) with its Chairperson, Chief Executive Officer and Interim Chief Financial Officer, Ms. Zhilin Li. The loan bears interest at a rate of 4.35% and is payable within one year of the loan agreement. The due date of the loan agreement was extended to July 9, 2026, on identical terms. Total interest expense related to the loan for the year ended December 31, 2025 and 2024 was $27,272 and $27,353.  Compensation payable to Ms. Li is included in Other payables in the accompanying consolidated balance sheet totaling $1,875,506 and $1,587,506 as of December 31, 2025 and 2024, respectively.

Independence of the Board of Directors

The board of directors has determined that Gene Michael Bennett, Baowen Dong and Yingwen Zhang are “independent directors” as defined in the listing standards of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Enrome LLP our principal accountant, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for services in connection with statutory and regulatory filings or engagements were approximately $125,000 for the fiscal years ended December 31, 2025 and 2024.

Audit-Related Fees

We did not incur any audit-related fees during the fiscal years ended December 31, 2025 and 2024.

Tax Fees

We did not incur any tax fees during the fiscal year ended December 31, 2025 and 2024.

All Other Fees

We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Enrome LLP, for our consolidated financial statements as of and for the year ended December 31, 2025.

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

Date: April 1, 2026	CHINA PHARMA HOLDINGS, INC.

	By:	/s/ Zhilin Li
	Name:	Zhilin Li
	Title:	Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhilin Li	Chairperson of the Board, President, Chief Executive Officer	April 1, 2026
Zhilin Li	(principal executive officer) and interim Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Heung Mei Tsui	Director	April 1, 2026
Heung Mei Tsui

/s/ Gene Michael Bennett	Director	April 1, 2026
Gene Michael Bennett

/s/ Yingwen Zhang	Director	April 1, 2026
Yingwen Zhang

/s/ Baowen Dong	Director	April 1, 2026
Baowen Dong

CHINA PHARMA HOLDINGS, INC.

Exhibit Index to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 4, 2013).

3.2	The First Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

3.3	The Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

3.4	The Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2025).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on January 4, 2013).

4.1	Convertible Promissory Note dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to our Annual Report on Form 10-K filed on March 30, 2022).

10.1	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Heung Mei Tsui for Ms. Tsui serving as a director of the Company (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 28, 2019).

10.2	Offer Letter dated December 12, 2018 from the Company and accepted by Ms. Zhilin Li for Ms. Li serving as a director of the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 28, 2019).

10.3	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2015).

10.4	Employment Agreement dated July 1, 2015 between Hainan Helpson Medical & Biotechnology Co., Ltd. and Zhilin Li (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2016).

10.5	Form of Restricted Stock Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.6	Form of Non-Qualified Stock Option Grant Agreement between the Company and the grantees under 2010 Long-Term Incentive Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2011).

10.7	Amended and Restate 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to the Appendix A of our Proxy Statement on Schedule 14A filed on November 14, 2022)

10.8	Amendment No.1 to the Amended and Restate 2010 Long-Term Incentive Plan of China Pharma Holdings, Inc. (incorporated by reference to the Appendix A of our Proxy Statement on Schedule 14A filed on November 7, 2023)

10.9	Amendment to the Convertible Note. (incorporated by reference to our Current Report on Form 8-K filed on April 20, 2023)

10.10	Securities Purchase Agreement between China Pharma Holdings, Inc. and Streeterville Capital, LLC dated November 17, 2021 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2021).

10.11	Technology Transfer Contract between Hainan Helpson Medical & Biotechnology Co., Ltd and Chengdu Bonier Medical Technology Development Co., Ltd. dated November 28, 2022 (incorporated by reference to our Current Report on Form 8-K filed on December 2, 2022)

10.12	Loan Settlement Agreement between China Pharma Holdings, Inc. and Ms. Zhilin Li (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.13	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Tao Liu (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.14	Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Lihua Li (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.15	Office Lease for Second Floor of the Company’s Principal Executive Office Dated June 5, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.16	Office Lease for Third Floor of the Company’s Principal Executive Office Dated June 5, 2023 (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

10.15*	English Translation of the Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Lijie Tang.(1)

10.16*	English Translation of the Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Juan Zhang.(1)

10.17*	English Translation of the Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Xiaoyun Chen.(1)

10.18*	English Translation of the Technology Transfer Agreement between Hainan Helpson Medical & Biotechnology Co., Ltd and Xiaoyan Zhang.(1)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registration Statement on Form S-1 filed on July 11, 2008).

19.1	Insider Trading Policy of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 31, 2025).

21.1	Subsidiaries of the Company (incorporated by reference to our Annual Report on Form 10-K filed on March 3, 2011).

23.1*	Consent of the Independent Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy of the Company (incorporated by reference to our Annual Report on Form 10-K filed on April 1, 2024).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits filed herewith.
(1)	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(a)(6) and Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China Pharma Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Pharma Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows, for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements as of December 31, 2025 and 2024, the Company had a working capital deficit of $5.1 million and $1.7million, respectively. In addition, the Company had incurred net losses of $3.2 million and $4.7 million, and had positive and negative cash flows from operating activities of $0.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matter

Critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Long-Lived Assets for Impairment

As discussed in Note 1 to the consolidated financial statements, the Company evaluates property, plant and equipment and definite-lived intangible assets (collectively, long-lived assets) annually or upon the occurrence of events or changes in circumstances, referred to as triggering events, that indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of a long-lived asset is not recoverable. Management assessed the recoverability of long-lived assets through the use of undiscounted cash flows, which involved significant judgment in a number of assumptions, including projected revenues. As of December 31, 2025, the carrying value of property, plant and equipment, net and definite-lived intangible assets, net was $4.4 million and $24.1 million, respectively.

We identified the evaluation of the impairment analysis for these long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the undiscounted cash flows. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the following:

-	testing management’s process for developing the estimates of recoverability for long-lived assets;

-	evaluating the appropriateness of the undiscounted cash flows;

-	testing the completeness and accuracy of underlying data used in the undiscounted cash flows; and

-	evaluating the significant assumptions provided by management related to projected revenue, cost of revenue and operating expenses to discern whether they are reasonable considering:

●	the current and past performance of the long-lived assets;

●	the consistency with external market and industry data; and

●	whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024

Singapore

March 31, 2026

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNT IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$345,112	$626,879
Banker’s acceptances	-	18,642
Trade accounts receivable, less allowance for credit losses of $13,023 and $13,587,182, respectively	241,412	232,140
Other receivables, less allowance for doubtful accounts of $32,153 and $28,447, respectively	49,261	30,286
Advances to suppliers	6,831	14,960
Inventories	1,621,423	2,266,154
Prepaid expenses	82,368	81,328
Total Current Assets	2,346,407	3,270,389

Property, plant and equipment, net	4,391,964	4,883,401
Right-of-use assets	181,828	38,298
Intangible assets, net	24,079,265	6,695,436
TOTAL ASSETS	$30,999,464	$14,887,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$891,083	$225,106
Accrued expenses	350,643	247,159
Other payables	2,563,067	2,182,982
Contract liabilities	111,580	162,208
Borrowings from related parties	1,435,136	1,144,985
Lease liabilities	71,628	39,323
Current portion of lines of credit	1,977,222	1,015,525
Total Current Liabilities	7,400,359	5,017,288
Non-current Liabilities:
Lines of credit, net of current portion	-	1,391,130
Lease liabilities net of current portion	111,548	-
Deferred tax liability	747,805	731,202
Total Liabilities	8,259,712	7,139,620
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 15,522,002 shares and 3,261,911 shares issued and outstanding, respectively	15,522	3,262
Additional paid-in capital	58,535,819	40,631,679
Securities purchase agreement receivable	(180,000)	(180,000)
Accumulated deficit	(47,214,235)	(44,026,679)
Accumulated other comprehensive income	11,582,646	11,319,642
Total Stockholders’ Equity	22,739,752	7,747,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,999,464	$14,887,524

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(AMOUNT IN U.S. DOLLARS)

	For the Years
	Ended December 31,
	2025	2024
Revenue	$4,144,268	$4,528,929
Cost of revenue	4,276,218	6,514,577

Gross loss	(131,950)	(1,985,648)

Operating expenses:
Selling expenses	375,786	528,824
General and administrative expenses	2,451,459	1,784,750
Research and development expenses	280,901	283,942
Credit (gains) losses	(1,018)	5,702
Total operating expenses	3,107,128	2,603,218

Loss from operations	(3,239,078)	(4,588,866)

Other income (expense):
Research and development subsidy	151,556	-
Interest income	2,003	6,641
Interest expense	(102,037)	(154,140)
Net other income (expense)	51,522	(147,499)

Loss before income taxes	(3,187,556)	(4,736,365)
Income tax expense	-	-
Net loss	(3,187,556)	(4,736,365)
Other comprehensive income (loss) - foreign currency translation adjustment	263,004	(132,412)
Comprehensive loss	$(2,924,552)	$(4,868,777)
Loss per share:
Basic and diluted	$(0.74)	$(2.71)
Weighted average shares outstanding	4,291,427	1,746,372

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNT IN U.S. DOLLARS, EXCEPT FOR SHARE DATA)

				Securities		Accumulated
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2023	10,625,579	1,063	35,291,818	-	(39,290,314)	11,452,054	7,454,621
Conversions of Note Payable to common stock	644,332	644	1,466,416	-	-	-	1,467,060
Issuances of common stock for intangible assets	1,465,000	1,465	3,693,535	-	-	-	3,695,000
Issuance of common stock for securities purchase agreement	90,000	90	179,910	(180,000)	-	-	-
Net loss for the period	-	-	-	-	(4,736,365)	-	(4,736,365)
Foreign currency translation adjustment	-	-	-	-	-	(132,412)	(132,412)
Balance as of December 31, 2024	3,261,911	$3,262	$40,631,679	$(180,000)	$(44,026,679)	$11,319,642	$7,747,904
Share rounding due to reverse split	91
Issuances of common stock for intangible assets	12,260,000	12,260	17,904,140	-	-	-	17,916,400
Net loss for the period	-	-	-	-	(3,187,556)	-	(3,187,556)
Foreign currency translation adjustment	-	-	-	-	-	263,004	263,004
Balance as of December 31, 2025	15,522,002	$15,522	$58,535,819	$(180,000)	$(47,214,235)	$11,582,646	$22,739,752

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNT IN U.S. DOLLARS)

	For the Years
	Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,187,556)	$(4,736,365)
Depreciation and amortization	1,503,635	2,618,066
Depreciation of right of use assets	75,534	58,931
Accounts written off to allowance for credit losses	(13,664,945)
Financial expense	3,472	2,204
Credit (gains) loss	(1,018)	5,702
Provision to write down inventories to net realizable value	549,218	450,738
Changes in assets and liabilities:
Trade accounts and other receivables	13,208,415	(197,708)
Advances to suppliers	8,334	(13,099)
Inventories	589,761	1,606,888
Trade accounts payable	650,309	(733,916)
Other payables and accrued expenses	465,753	431,215
Contract liabilities	(53,444)	73,716
Prepaid expenses	793	27,565
Net Cash Provided by / (Used in) Operating Activities	148,261	(406,063)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, net	(59,324)	(38,411)
Advances for intangible assets	(77,927)	(253,307)
Net Cash Used In Investing Activities	(137,251)	(291,718)

Cash Flows from Financing Activities:
Payments of line of credit	(1,176,343)	(492,761)
Proceeds from lines of credit	699,996	492,761
Proceeds from related party	261,070	27,353
Principal payments on finance lease liabilities	(78,750)	(61,135)
Net Cash Used In Financing Activities	(294,027)	(33,782)

Effect of Exchange Rate Changes on Cash	1,250	(65,396)
Net Decrease in Cash and Cash Equivalents	(281,767)	(796,959)
Cash and Cash Equivalents at Beginning of Year	626,879	1,423,838
Cash, Cash Equivalents and Restricted Cash at End of Year	$345,112	$626,879

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$74,765	$86,765

Supplemental Non-Cash Flow Information:
Issuances of stock for intangible assets	17,916,400	3,695,000
Right of Use Assets obtained in exchange for operating lease obligations	214,708	-
Conversions of Note Payable and interest to common stock	-	1,467,060
Issuance of common for securities purchase agreement	-	180,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Liquidity and Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $0.3 million and an accumulated deficit of $47.2 million and the Company’s current liabilities exceeded current assets by $5.1 million. In addition, the Company had incurred net losses of $3.2 million and had cash inflows from operating activities of $0.07 million for the year ended December 31, 2025. The Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer Ms. Li has advanced an additional $0.26 million during fiscal year 2025 for an aggregate of $1,435,136 as of December 31, 2025 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility and current lines of credit. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the production of its existing products, debt service costs and selling and administrative costs. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property, plant and equipment can serve as collateral to support additional bank loans. The Company will implement multiple measures simultaneously across procurement, production, human resources, and marketing to reduce operating costs. In procurement, the Company will consolidate purchasing activities where practical to enhance bargaining power with suppliers. In production, operations will be optimized through approaches such as centralized manufacturing cycles and shifting energy-intensive processes to off-peak hours to reduce power costs. Production personnel will be deployed efficiently to minimize labor expenses while maintaining quality standards. In human resources, the Company will optimize staffing levels and implement targeted incentives to improve work efficiency and output quality, thereby controlling labor costs. Marketing expenditures will be focused on high-return channels through data-driven targeting and channel optimization. Additionally, the Company will enhance employee training in production techniques and cost management principles, fostering a culture of cost awareness throughout the organization. Management believes that, if successfully implemented, these measures may improve the Company’s cash position and allow the Company to fund its operations in the next twelve months, however, there can be no assurance that the Company will be able to fully execute the planned initiatives, achieve its strategic alternatives, and resolve the conditions raising substantial doubt about its ability to continue as a going concern.

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

Reverse Stock Splits – Effective April 15, 2025, China Pharma implemented a 1-for -10 reverse stock split. Effective March 6, 2024, the Company implemented a 1-for-5 reverse split of its common stock. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split. The reverse stock splits are more fully discussed in Note 13.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivables are carried at the original invoiced amounts less an allowance for credit losses. The allowances for credit losses are calculated based on the current expected credit losses model based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting the Company’s customer base. The Company reviews a customer’s credit history before extending credit to the customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additions to the allowance would be required. A provision is made against accounts receivable to the extent they are considered unlikely to be collected. (Reversal) Charges to credit losses totaled ($4,029) and $5,072 for the years ended December 31, 2025 and 2024, respectively.

Trade accounts receivable that have been fully allowed for and determined to be uncollectible are charged against the allowance in the period the determination is made. The Company charged off uncollectible trade accounts receivable balances in the amount of $13,878,582 and $0 against the allowance for the years ended December 31, 2025 and 2024, respectively. Customer balances outstanding for more than one year are allowed for at a greater rate than more current balances when calculating the allowance for doubtful accounts.

Advances to Suppliers and Contract Liabilities – Common practice in the PRC is to make advances to suppliers for materials and to incur contract liabilities when advances from customers for finished products are received. Advances to suppliers are applied to trade accounts payable when the materials are received. Contract liabilities incurred when advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier’s credit history and background information before advancing a payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected.

Inventory – Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried at this lower cost basis until sold or scrapped. A total of $549,218 and $450,738 was written off during the years ended December 31, 2025 and 2024, respectively.

Accounts and other payables – Accounts and other payables represent liabilities for goods, accrued payroll and loans. They are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). Otherwise, they are presented as non-current liabilities.

Lines of Credit and Interest – The Company records lines of credit or other loans at the principal amount received. Interest is accrued using the effective interest method over the term of the related borrowing.

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. For the years ended December 31, 2025 and 2024, the Company evaluated its long-lived assets and determined that no impairment adjustments were necessary.

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

Intangible assets, net– Intangible assets are NMPA approved medical formulas, Technology from Bonier and Invention Patents which are recorded at cost less accumulated amortization. Intangible assets are amortized using the straight-line basis over the following estimated useful lives:

NMPA approved medical formulas	10-13 years
Technology from Bonier	10 years
Invention Patents	9-15years

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

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The Company has received advance deposits for orders less than one year. These advances total $111,580 and $162,208 and are recorded as a liability on the accompanying balance sheet as “Contract liabilities” as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the Company has potentially dilutive common shares related to the option to purchase 13,300 shares of common stock is excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	December 31,	December 31,
	2025	2024
Trade accounts receivable	254,435	13,819,322
Less: allowance for credit losses	(13,023)	(13,587,182)
Trade accounts receivable, net	$241,412	$232,140

The allowance for credit losses balances were $0.01 million and $13.59 million as of December 31, 2025 and December 31, 2024, respectively. The changes in the allowances for credit losses during the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended
	December 31,
	2025	2024
At the beginning of the year	13,587,182	13,786,074
(Reversal) Credit losses expenses	(4,029)	5,702
Amounts written off	(13,664,945)	-
Foreign currency translation adjustment	94,815	(204,594)
At the end of the year	13,023	13,587,182

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$843,603	$880,571
Work in process	457,817	340,404
Finished goods	1,465,243	1,619,250
Total Inventories	2,766,663	2,840,225
Less: Provision for obsolescence	(1,145,240)	(574,071)
	$1,621,423	$2,266,154

Changes to the provision for obsolescence consisted of the following:

	December 31,	December 31,
	2025	2024
At the beginning of the year	$574,071	$129,420
Charges to provision	549,218	450,738
Exchange rate	21,951	(6,087)
At the end of the year	$1,145,240	$574,071

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Permit of land use	$400,734	$391,836
Building	9,305,653	9,099,045
Plant, machinery and equipment	27,503,334	26,835,227
Motor vehicle	271,278	265,255
Office equipment	400,816	390,434
Total	37,881,815	36,981,797
Less: accumulated depreciation	(33,489,851)	(32,098,396)
Property, plant and equipment, net	$4,391,964	$4,883,401

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3 - 5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $652,026 and $2,170,820 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. through certain Technology Transfer Agreement (“Bonier Agreement”) and the invention patents and intellectual property acquired pursuant to Technology Transfer Agreements. No costs were reclassified from advances to intangible assets during the years ended December 31, 2025 and 2024, respectively.

On December 22, 2025, the Company entered into a Technology Transfer Agreement (the “Zhang Agreement”) with Juan Zhang (“Transferor Zhang”). Transferor Zhang owns an invention patent of an Ipragliflozin tablets and Method for Its Preparation. Pursuant to the Agreement, Transferor Zhang will transfer the ownership of the patent to Helpson. Transferor Zhang or its designated third party shall provide relevant technical services, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

The aggregate transfer price as contemplated by the Zhang Agreement is $9.66 million which was paid to the Transferor and his four designees upon the issuance of 7,000,000 shares of common stock of the Company at $1.38 per share based on the closing market price of the Company’s common stock on the acquisition date of the intangible asset.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date.

On December 4, 2025, the Company entered into a Technology Transfer Agreement the (“Lijie Tang Agreement”) with Lijie Tang (“Transferor Tang”) Transferor Tang owns an invention patent of a Captopril microcapsule and Method for Its Preparation. The seller or its designated third party shall provide relevant technical services, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

The aggregate transfer price as contemplated by the Lijie Tang Agreement Agreement is $5.81 million which was paid to the Transferor upon the issuance of 3,500,000 shares of common stock of the Company at $1.66 per share based on the closing market price of the Company’s common stock on the acquisition date of the intangible asset.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date.

On August 29, 2025, the Company entered into a Technology Transfer Agreement (the “Yan Yang Agreement”) with Yan Yang (“Transferor Yang”). Transferor Yang owns an Apremilast Vector and method for its preparation, which has obtained a patent for the treatment of chronic obstructive pulmonary disease (the “Liu Invention Patent”). Pursuant to the Tao Liu Agreement, Transferor Yang will transfer the ownership of the Yang Invention Patent to Helpson. Transferor Yang or his designated third party shall provide relevant technical services in Haikou, which include but are not limited to product research and development, writing of registration materials, registration application and other technical services.

The aggregate transfer price as contemplated by the Yan Yang Agreement is $2.446 million which was paid to the Transferor and his two designees upon the issuance of 1,760,000 shares of common stock of the Company at $1.39 per share based on the closing market price of the Company’s common stock as of the closing date.  The Company recorded the amount as intangible assets on the accompanying balance sheet on the acquisition date of the intangible asset. The value of the intangible asset will be amortized over its remaining useful life of approximately 15.5 years.

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

There were no service fees or profit payments paid related to the Bonier Agreement or the Technology Transfer Agreements from 2025 and 2024 for the years ended December 31, 2025 and 2024, respectively.

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful life, which range from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $851,609 and $447,246 for the years ended December 31, 2025 and 2024 which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and eight Invention Patents as follows:

	December 31,	December 31,
	2025	2024
NMPA approved medical formulas	$4,802,903	$4,696,267
Technology from Bonier	1,739,737	1,701,110
Invention Patents	23,447,518	5,308,930
	29,990,158	11,706,307
Accumulated amortization	(6,246,739)	(5,261,827)
Net carrying amount	23,743,419	6,444,480
Intangible assets in process	335,846	250,956
	$24,079,265	$6,695,436

The estimated aggregate annual amortization expense for each of the next five years and thereafter is as follows:

Year	Amount
2026	2,378,638
2027	2,378,638
2028	2,378,638
2029	2,378,638
2030	2,378,638
Thereafter	11,850,229
Total	$23,743,419

Amortization expenses for the years ended December 31, 2025 and 2024 were $851,611 and $447,244, respectively.

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	December 31,	December 31,
	2025	2024
Compensation to officers and directors (1)	$1,919,506	1,587,506
Business taxes and other	351,904	441,062
Payable to Helpson’s labor Union (2)	149,385	154,414
Payable to Chunming Dong (3)	142,272	-
Total Other Payables	$2,563,067	$2,182,982

(1)	Represents $44,000 of compensation payable to two members of the Company’s Board of Directors and compensation to Chairperson Li totaling $1,875,506 at December 31, 2025 and $1,587,506 compensation to Chairperson Li at December 31, 2024, respectively.

(2)	Represents borrowings from Helpson’s Labor Union from originating in November, 2024 with no required repayment term and no interest.

(3)	Represents an advance made to the Company in June, 2025 from Chunming Dong, the husband of Chairperson Li. The advance was interest free until December 31, 2025 and effective January 1, 2026 bears interest at an annual rate of 3.3%.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed to her were $1,435,136 and $1,144,985 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. Chairperson Li has advanced an additional $0.25 million during the year ended December 31, 2025 to provide working capital and enabled the Company to make the required payments related to its current lines of credit. In June, 2025 Chunming Dong, the husband of Chairperson Li, advanced RMB 1,000,000 ($142,272) to the Company for working capital. The advance was interest free until December 31, 2025 and effective January 1, 2026 bears interest at an annual rate of 3.3%. On June 20, 2025, the Company borrowed RMB 1,750,000 (US$248,973) from Chairperson Li. No interest shall be charged if the loan is repaid in full by December 31, 2025. An annual interest rate of 3.3% shall apply to the unpaid principal from January 1, 2026, and the loan shall be payable within one year of the loan agreement. On July 8, 2019 the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms, and is currently due on July 9, 2026. Total interest expense related to the loan for the years ended December 31, 2025 and 2024 was $27,272 and $27,353, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet totaling $1,875,506 and $1,559,506 as of December 31, 2025 and 2024, respectively.

NOTE 8 – LINES OF CREDIT

On February 24, 2023 the Company received an advance on the line in the amount of RMB 3,500,000 (approximately $0.51 million). The Company has no further availability on this line of credit.  The line of credit was paid in full on December 15, 2023, five days before the due date of December 20, 2023. On December 20, 2023, the Company received a new line of credit in the amount of RMB 3,800,000 with an interest rate of 3.9% and is due December 15, 2024. The loan was fully paid on November 7, 2024. The loan was obtained on identical terms and an advance was made in the amount of RMB3,800,000 on November 11, 2024 with the balance maturing on June 21, 2025. On December 21, 2024, the Company entered into a new line of credit in the amount of RMB 3,500,000 with an interest rate of 3.9% and is due on June 22, 2025. On December 2, 2024 the Company renewed the line on identical terms. The RMB 3,500,000 was advanced on the same date, with the due date of the loan maturing on June 21, 2025. On June 17, 2025, the Company repaid the loan balances of RMB 7,300,000 (approximately $1.0 million). On June 25, 2025 the Company obtained a new line of credit facility in the amount of RMB 5,000,000 and received proceeds of RMB 5,000,000 (approximately $0.7 million). The new facility has an interest rate of 3.6%. The loan is due on June 20, 2026In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan Total interest expense under this facility for years ended December 31, 2025 and 2024 was $32,237 and $39,347, respectively.

On September 25, 2023 the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan was 3.35% for the first twelve-months of the loan and adjusted based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve-month anniversary of the loan. With the reduction of the Loan Prime Rate by the bank on September 20, 2024, the loan interest rate for this transaction was lowered to 3.25% effective September 21, 2024. Additionally, the company repaid RMB 1,102,500 (approximately $153,000) through December 31, 2025, the loan interest rate for this transaction was lowered to 2.9% effective September 21, 2025. The loan is due on September 20, 2026. The loan is collateralized by the Company’s production facility and the included production line equipment and machinery. As of December 31, 2025, the net carrying amount of property, plant and equipment pledged as collateral amounted to $3,351,250 (2024: $3,712,190).In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest expense under this facility for years ended December 31, 2025 and 2024 was $42,528 and $47,418, respectively.

Principal payments on the above lines of credit are all due within one year of the balance sheet date.

Fair Value of Lines of Credit – The carrying amounts of the Company’s fixed-rate borrowings, which are due within 12 months, approximate their fair values due to the short-term nature of these instruments.

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

Interest accrued on the outstanding balance of the Note at 5% per annum compounded daily. Upon the occurrence of an Event of Default as defined in the Note, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any Event of Default, the Investor may accelerate the outstanding balance payable under the Note, which will increase automatically upon such acceleration by 15% or 5%, depending on the nature of the Event of Default.

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

Total interest expense for the years ended December 31, 2025 and 2024 was $0 and $29,088, respectively.

On January 11, 2024, the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3945, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 38,023 shares of common stock to the Investor on January 16, 2024.

On February 1, 2024, the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3725, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 40,269 shares of common stock to the Investor on February 5, 2024.

On February 16, 2024, the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3675, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 40,817 shares of common stock to the Investor on February 21, 2024.

On April 2, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2927, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 51,245  shares of common stock to the Investor on April 3, 2024.

On April 17, 2024, the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2774, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 54,074 shares of common stock to the Investor on April 19, 2024.

On May 20, 2024, the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2539, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 59,079 shares of common stock to the Investor on May 21, 2024.

On June 17, 2024, the Investor delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2137, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 70,192 shares of common stock to the Investor on June 17, 2024.

On September 11, 2024, the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 69,687 shares of common stock to the Investor on September 12, 2024.

On October 1, 2024, the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 69,687 shares of common stock to the Investor on October 2, 2024.

On November 4, 2024, the Investor delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 69,687 shares of common stock to the Investor on November 4, 2024.

On December 9, 2024, the Investor delivered its notice of redemption for $117,060 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 81,576 shares of common stock to the Investor on December 11, 2024.

Upon the issuance of the shares related to the December 9, 2024 conversion, there is no remaining balance of the Note and related accrued, and the Note had been fully redeemed and satisfied.

NOTE 10 – LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Options to extend are recognized as part of the lease liabilities and recognized as right of use assets when management estimates to renew the lease. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. For the years ended December 31, 2025 and 2024, operating lease cost was $75,534 and $58,931, respectively and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $78,705 and $61,135, respectively. As of December 31, 2025 and December 31, 2024, the Company reported right of use assets of $181,828 and $38,298, respectively and lease liabilities of $183,176 and $39,323, respectively.

	FY2025	FY2024
Operating lease cost	$75,534	58,931

Cash paid for amounts included in the measurement of lease liabilities	78,705	61,135

	December 31,	December 31,
	2025	2024
Lease liabilities, current portion	$71,628	39,323
Lease liabilities, non current portion	111,548	-
	183,176	39,323

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve month period ended December 31:

2026	$76,144
2027	76,144
2028	38,072
Total undiscounted cash flows	190,360
Less: Imputed interest	(7,184)
183,176
Less: Lease liabilities, current portion	(71,628)
Lease liabilities, non current portion	$111,548

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions. U.S. income tax returns for the years ended December 31, 2021 through December 31, 2025 and the Chinese income tax return for the year ended December 31, 2025 remain open to examination by the relevant taxing authorities.

Under the current tax law in the PRC, the Company is e subject to the enterprise income tax rate of 25%.

Following is a reconciliation of income taxes calculated at the federal statutory rates to the provision for income taxes:

	Years Ended December 31,
	2025	2024
(Benefit) tax at statutory rate of 25%	$(796,890)	$(1,184,092)
Prior year refund received	-	-
Other, primarily the difference in U.S. tax rates	1,119	931
Change in valuation allowance	795,771	1,183,161
Income tax expense	$-	$-

The temporary differences which give rise to the deferred income tax assets and liability are as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Allowance for doubtful trade receivables	$3,256	$3,396,795
Allowance for doubtful other receivables	8,038	7,112
Inventory obsolescence reserve	286,310	143,518
Stock compensation	3,201	3,201
Expenses not deductible in current year	1,077,396	1,053,475
Advances for intangible assets impairment	9,692,823	9,477,618
Lease liability, net	337	256
PRC net operating loss carry forward	7,680,499	5,341,831
U.S. net operating loss carry forward	2,461,082	2,279,152
Total deferred income tax assets	21,212,942	21,702,958
Valuation allowance	(21,212,942)	(21,702,958)
Net deferred income tax asset	$-	$-
Deferred income tax liability:
Intangible assets	$747,805	$731,202

As of December 31, 2025, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $30.7 million which are available to offset any future taxable income through 2030. Approximately $6.8 million of these carryforwards expired in December 2025. The Company also has net operating losses for United States federal income tax purposes of approximately $11.7 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $6.6 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of December 31, 2025 and 2024.  Therefore, the Company provided for a valuation allowance against its deferred tax assets of $22.9 million and $21.7 million as of December 31, 2025 and 2024, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds at December 31, 2025 and 2024. The banker’s acceptance notes are recorded at cost which approximates fair value.  The Company held the following assets and liabilities recorded at fair value:

	December 31,		Fair Value Measurements at Reporting Date Using
Description		2025	Level 1		Level 2	Level 3
Banker’s acceptance notes	$		$-	$		$-
Total	$		$-		$-	$-

	December 31,	Fair Value Measurements at Reporting Date Using
Description	2024	Level 1	Level 2	Level 3
Banker’s acceptance notes	$18,642	$-	$18,642	$-
Total	$18,642	$-	$18,642	$-

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

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 at December 31, 2025 and December 31, 2024. As of December 31, 2025 and 2024, the balance of the required statutory reserves was $nil.

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

2025 Share Issuances

On December 4, 2025, the Company issued 3,500,000 shares of common stock at a price of $1.66 per share based on the closing market price as of that date pursuant to the Lijie Tang Agreement as discussed in Note 5.

On December 22, 2025, the Company issued 7,000,000 shares of common stock at a price of $1.38 per share based on the closing market price as of that date pursuant to the Zhang Agreement as discussed in Note 5.

On August 29, 2025, the Company issued 1,760,000 shares of common stock at a price of $1.39 per share based on the closing market price as of that date pursuant to the Yan Yang Agreement as discussed in Note 5.

2024 Share Issuances

On January 11, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3945, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 380,228 shares of common stock to the Investor on January 16, 2024.

On February 1, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3725, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 402,685 shares of common stock to the Investor on February 5, 2024.

On February 16, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.3675, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 408,164 shares of common stock to the Investor on February 21, 2024.

On April 2, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2927, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 512,470 shares of common stock to the Investor on April 3, 2024.

On April 17, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2774, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 540,735 shares of common stock to the Investor on April 19, 2024

On May 20, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2539, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 590,783 shares of common stock to the Investor on May 21, 2024.

On June 17, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $150,000 of the Note and related interest at the conversion price of $0.2137, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 701,918 shares of common stock to the Investor on June 17, 2024.

On September 11, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on September 12, 2024.

On October 1, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on October 2, 2024.

On November 4, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $100,000 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 696,864 shares of common stock to the Investor on November 4, 2024.

On December 9, 2024, the Investor discussed in Note 9 delivered its notice of redemption for $117,060 of the Note and related interest at the conversion price of $0.1435, which was 82% of the lowest volume weighted average price during the ten trading days immediately preceding the applicable redemption conversion. Accordingly, the Company issued a total of 815,746 shares of common stock to the Investor on December 11, 2024.

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

On December 23, 2024, the Company and the Institutional Investor reached an agreement to rescind (the “Recission”) that certain SPA.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021 our stockholders adopted the Amendment No.2 to the Plan to increase the number of shares of the Common Stock, that are reserved thereunder by 10,000 shares from 8,000 shares to 18,000 shares. On October 27, 2022 the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 shares from 18,000 to 28,000. On December 17, 2023 the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 28,000 to 58,000. On December 22, 2024 the stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 58,000 to 69,600. On December 30, 2025 the stockholders approved Amendment No. 3 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 69,600 to 569,600. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 569,600 shares of common stock. Through December 31, 2025, there were 8,470 shares of stock and stock options granted and outstanding under the Plan.  A total of 1,330 options were outstanding as of December 31, 2025 under the Plan. As such, there are 559,800 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the year ended December 31, 2025 and 2024, and as such, no compensation expense was recognized for the period.

As of December 31, 2025 and 2024, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 14 – LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$3,187,556	$4,736,365
Denominator:
Weighted-average shares outstanding	4,291,427	1,746,372
Basic and diluted loss per share	(0.74)	(2.71)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the year ended December 31, 2025, no customer accounted for greater than 10.0% of sales and two customers accounted for 39.2% and 14.4% of accounts receivable. Two suppliers accounted for 26.6% and 26.3% of raw material purchases, and two different products accounted for 32.6% and 25.6% of revenue.

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