Form 10-Q
period 2026-03-31
CHINA PHARMA HOLDINGS, INC.
filed 2026-05-15
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 40,522,002 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$168,474	$345,112
Trade accounts receivable, less allowance for credit losses of $9,434 and $13,023	196,262	241,412
Other receivables, less allowance for credit losses of $33,563 and $32,153, respectively	61,657	49,261
Advances to suppliers	4,382	6,831
Inventories	1,498,501	1,621,423
Prepaid expenses	74,279	82,368
Total Current Assets	2,003,555	2,346,407

Property, plant and equipment, net	4,303,993	4,391,964
Right-of-use assets	161,875	181,828
Intangible assets, net	38,674,367	24,079,265
TOTAL ASSETS	$45,143,790	$30,999,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$837,108	$891,083
Accrued expenses	311,336	350,643
Other payables	2,591,141	2,563,067
Contract liabilities	61,746	111,580
Borrowings from related parties	1,466,145	1,435,136
Lease liabilities	71,386	71,628
Current portion of lines of credit	1,928,816	1,977,222
Total Current Liabilities	7,267,678	7,400,359
Non-current Liabilities:
Lease liabilities, net of current portion	92,294	111,548
Deferred tax liability	759,628	747,805
Total Liabilities	8,119,600	8,259,712
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,522,002 shares and 15,522,002 shares issued and outstanding, respectively	40,522	15,522
Additional paid-in capital	73,504,819	58,535,819
Securities purchase agreement receivable	(180,000)	(180,000)
Accumulated deficit	(48,357,383)	(47,214,235)
Accumulated other comprehensive income	12,016,232	11,582,646
Total Stockholders’ Equity	37,024,190	22,739,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,143,790	$30,999,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Revenue	$983,536	$1,136,287
Cost of revenue	698,049	1,272,348

Gross profit (loss)	285,487	(136,061)

Operating expenses:
Selling expenses	95,598	87,111
General and administrative expenses	1,226,272	507,182
Research and development expenses	83,762	29,587
Credit losses	(2,881)	(1,323)
Total operating expenses	1,402,751	622,557

Loss from operations	(1,117,264)	(758,618)

Other income (expense):
Interest income	147	1,074
Interest expense	(26,031)	(28,028)
Net other expense	(25,884)	(26,954)

Loss before income taxes	(1,143,148)	(785,572)
Income tax expense	-	-
Net loss	(1,143,148)	(785,572)
Other comprehensive income - foreign currency translation adjustment	433,586	7,516
Comprehensive loss	$(709,562)	$(778,056)
Loss per share:
Basic and diluted	$(0.04)	$(0.24)
Weighted average shares outstanding	25,602,002	3,261,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

(Unaudited)

				Securities		Accumulated
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2024	3,261,911	$3,262	$40,631,679	$(180,000)	$(44,026,679)	$11,319,642	$7,747,904
Net loss for the period	-	-	-	-	(785,572)	-	(785,572)
Foreign currency translation adjustment	-	-	-	-	-	7,516	7,516
Balance, March 31, 2025	3,261,911	$3,262	$40,631,679	$(180,000)	$(44,812,251)	$11,327,158	$6,969,848

				Securities
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2025	15,522,002	$15,522	$58,535,819	(180,000)	$(47,214,235)	$11,582,646	$22,739,752
Issuance of common stock for intangible assets	25,000,000	25,000	14,969,000	-	-	-	14,994,000
Net loss for the period	-	-	-	-	(1,143,148)	-	(1,143,148)
Foreign currency translation adjustment	-	-	-	-	-	433,586	433,586
Balance, March 31, 2026	40,522,002	$40,522	$73,504,819	$(180,000)	$(48,357,383)	$12,016,232	$37,024,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

(Unaudited)

	For the Three Months
	Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,143,148)	$(785,572)
Depreciation and amortization	980,570	329,313
Reversal of credit losses	(2,881)	(1,323)
Provision to write down inventories to net realizable value		213,379
Loss on disposal of property, plant and equipment	1,446	-
Changes in assets and liabilities:
Trade accounts and other receivables	(14,019)	(164,670)
Advances to suppliers	2,546	6,130
Inventories	247,492	156,627
Trade accounts payable	(67,771)	322,935
Other payables and accrued expenses	(14258)	(78,809)
Advances from customers	(51,376)	(48,019)
Prepaid expenses	6,107	(23,667)
Net Cash Used in Operating Activities	(55,292)	(73,676)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(58,324)
Net Cash Used in Investing Activities		(58,324)

Cash Flows from Financing Activities:
Payments of line of credit	(79,325)	(76,820)
Net Cash Used In Financing Activities	(79,325)	(76,820)

Effect of Exchange Rate Changes on Cash	(42,021)	(5,371)
Net Increase in Cash and Cash Equivalents	(176,638)	(214,191)
Cash and Cash Equivalents at Beginning of Period	345,112	626,879
Cash and Cash Equivalents at End of Period	$168,474	$412,688

Supplemental Cash Flow Information:
Cash paid for interest	$15,758	$21,241

Supplemental Noncash Investing and Financing Activities:
Issuances of stock for intangible assets	$14,994,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

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

Helpson is principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the PRC. All of its operations are conducted in the PRC, where its manufacturing facilities are located. Helpson manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of its pharmaceutical products are sold on a prescription basis, and all have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the “NMPA”, formerly China Food and Drug Administration, or “CFDA”) based upon demonstrated safety and efficacy.

Liquidity and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $0.17 million and an accumulated deficit of $48.4 million and the Company’s current liabilities exceeded current assets by $5.3 million. In addition, the Company incurred net losses of $1.1 million and had cash outflows from operating activities of $0.06 million for the three months ended March 31, 2026. As of March 31, 2026, the Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer, Ms. Li, has advanced an aggregate of $1,466,145 to provide working capital and enabled the Company to make the required payments related to its former construction loan facility and current lines of credit.

To alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, management plans to enhance the sales model of advance payment, and further strengthen its collection of accounts receivable. Further, the Company is currently exploring strategic alternatives to accelerate the launch of nutrition products. In addition, management believes that the Company’s existing property can serve as collateral to support additional bank loans. The Company will implement multiple measures simultaneously across procurement, production, human resources, and marketing to reduce operating costs. In procurement, the Company will consolidate purchasing activities where practical to enhance bargaining power with suppliers. In production, operations will be optimized through approaches such as centralized manufacturing cycles and shifting energy-intensive processes to off-peak hours to reduce power costs. In human resources, the Company will optimize staffing levels and implement targeted incentives to improve work efficiency and output quality, thereby controlling labor costs. Marketing expenditures will be focused on high-return channels through data-driven targeting and channel optimization. Additionally, the Company will enhance employee training in production techniques and cost management principles, fostering a culture of cost awareness throughout the organization. Management believes that, if successfully implemented, these measures may improve the Company’s cash position and allow the Company to fund its operations in the next twelve months, however, there can be no assurance that the Company will be able to fully execute the planned initiatives, achieve its strategic alternatives, and resolve the conditions raising substantial doubt about its ability to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessarily be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026 (“2025 Annual Report”).

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

The potentially dilutive common shares related to the option to purchase 13,300 shares of common stock as of March 31, 2026 and December 31, 2025 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

Trade Accounts Receivable and Allowance for Doubtful Accounts–Effective January 1, 2026, the Company adopts the Current Expected Credit Loss (CECL) model to accrue credit loss allowances on accounts receivable. The Company uses the aging analysis method to evaluate the expected credit losses of accounts receivable. The baseline historical loss rate is calculated based on rolling four-year historical credit loss data, which is updated on a rolling basis in each reporting period.

In each reporting period, considering the current economic conditions, forward-looking macroeconomic and industry environment, as well as customers’ credit risk profile, forward-looking factors are assigned to each customer category. The comprehensive loss rate for each aging bracket and each customer category is determined by multiplying the historical loss rate by the forward-looking coefficient.

At the end of each period, the allowance for credit losses is determined by aggregating the product of the accounts receivable balance of each aging bracket and each customer category and the corresponding comprehensive loss rate, so as to fully reflect the full-life-cycle expected credit losses over the entire contractual term of accounts receivable

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

Recent Accounting Pronouncements

Recently adopted accounting standards

On July 30, 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient for all entities which elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts as part of estimating expected credit losses, and an accounting policy election for all entities, other than a public business entity, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively.

Recently issued but not yet adopted accounting pronouncements

On December 17, 2025, the FASB issued ASU 2025-12, which is to correct, clarify, and otherwise improve U.S. GAAP. ASU 2025-12 includes 33 improvements that span a wide range of topics, including Clarifying diluted earnings per share (EPS) calculation when a loss from continuing operations exists, Clarifying disclosure requirements for lease receivables from sales-type or direct financing leases, Revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses, Clarifying the permissible methods to account for treasury stock retirements, and Clarifying the guidance for transfers of receivables from contracts with customers. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: (i) Prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

On December 8, 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” For public business entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, the amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Comprehensive Income – Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of ASUs. Unless otherwise discussed, the Company believes that the recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on its consolidated financial statements upon adoption

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	March 31,	December 31,
	2026	2025
Trade accounts receivable	205,696	254,435
Less: allowance for credit losses	(9,434)	(13,023)
Trade accounts receivable, net	$196,262	$241,412

The changes in the allowances for credit losses during the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months
	Ended March 31,
	2026	2025
Balance, Beginning of Period	$13,023	$13,587,182
(Reversal) Credit losses expense	(3,779)	(1,323)
Foreign currency translation adjustment	190	19,298
Balance, End of Period	$9,434	$13,605,157

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$750,019	$843,603
Work in process	163,486	457,817
Finished goods	$1,702,331	$1,465,243
Total Inventories	2,615,836	2,766,663
Less: Provision for obsolescence	(1,117,335)	(1,145,240)
	$1,498,501	$1,621,423

Changes to the provision for obsolescence consisted of the following:

	For the Three Months
	Ended March 31,
	2026	2025
At the beginning of the period	1,145,240	574,071
Charges to provision		213,379
Foreign currency translation adjustment	(27,905)	747
At the end of the period	1,117,335	788,197

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Permit of land use	$407,069	$400,734
Building	9,452,781	9,305,653
Plant, machinery and equipment	27,938,179	27,503,334
Motor vehicle	275,568	271,278
Office equipment	392,773	400,816
Total	38,466,370	37,881,815
Less: accumulated depreciation	(34,162,377)	(33,489,851)
Property, plant and equipment, net	$4,303,993	$4,391,964

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
Permit of land use	40 - 70
Building	20 - 49
Plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
Office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $155,288 and $171,601 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. through certain Technology Transfer Agreement (“Bonier Agreement”) and the invention patents and intellectual property acquired pursuant to Technology Transfer Agreements. No costs were reclassified from advances to intangible assets during the three months ended March 31, 2026 and 2025, respectively.

On February 5, 2026, the Company entered into a Technology Transfer Agreement (the “Xiaoyun Chen Agreement”) with Xiaoyun Chen (“Transferor Chen”). Transferor Chen owns an invention patent of a Topiroxostat Nanoemulsion and Method for Its Preparation. Pursuant to the Xiaoyun Chen Agreement, Transferor Chen will transfer the ownership of the patent to Helpson. Transferor Chen or his designated third party shall provide relevant technical services, including, but not limited to, product research and development, writing of registration materials, registration application and other technical services.

The aggregate transfer price as contemplated by the Xiaoyun Chen Agreement is $7.812 million which was paid to the Transferor upon the issuance of 12,400,000 shares of common stock of the Company at $0.63 per share based on the closing market price of the Company’s common stock as of the closing date.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date. The value of the intangible asset will be amortized over its remaining useful life of approximately 10.4 years.

On February 26, 2026, the Company entered into a Technology Transfer Agreement (the “Xiaoyan Zhang Agreement”) with Xiaoyan Zhang (“Transferor Zhang”). Transferor Zhang owns an invention patent of a Prinsepia Utilis Esterol Sublingual Tablets and Method for Its Preparation. Pursuant to the Xiaoyan Zhang Agreement, Transferor Zhang will transfer the ownership of the patent to Helpson. Transferor Zhang or his designated third party shall provide relevant technical services, including, but not limited to, product research and development, writing of registration materials, registration application and other technical services.

The aggregate transfer price as contemplated by the Xiaoyan Zhang Agreement is $7.182 million which was paid to the Transferor and his two designees upon the issuance of 12,600,000 shares of common stock of the Company at $0.57 per share based on the closing market price of the Company’s common stock as of the closing date.  The Company recorded the amount as intangible assets on the accompanying balance sheet as of the closing date. The value of the intangible asset will be amortized over its remaining useful life of approximately 12.0 years.

There were no service fees or upfront consideration paid related to the Bonier Agreement or the Technology Transfer Agreements for the three months ended March 31, 2026 and 2025, respectively.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful lives, which ranges from ten to thirteen years.  It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $825,282 and $157,712 for the three months ended March 31, 2026 and 2025, respectively which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and three Invention Patents as follows:

	March 31,	December 31,
	2026	2025
NMPA approved medical formulas	$4,878,840	$4,802,903
Technology from Bonier	1,767,243	1,739,737
Invention Patents	38,858,217	23,447,518
	45,504,300	29,990,158
Accumulated amortization	(7,174,347)	(6,246,739)
Net carrying amount	38,329,953	23,743,419
Intangible assets in process	344,414	335,846
	$38,674,367	$24,079,265

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	March 31,	December 31,
	2026	2025
Compensation payable to officer and director (1)	$1,923,506	$1,919,506
Business taxes and other	370,174	351,904
Payable to Helpson’s Labor Union (2)	151,747	149,385
Payable to Chunming Dong (3)	145,714	142,272
Total Other Payables	$2,591,141	$2,563,067

(1)	Represents $44,000 of compensation payable to two members of the Company’s Board of Directors and compensation to Chairperson Li totaling $1,879,506 as of March 31, 2026 and $1,875,506 compensation to Chairperson Li as of December 31, 2025, respectively.

(2)	Represents borrowings from Helpson’s Labor Union, which originated in November 2024 with no required repayment term and no interest.

(3)	Represents an advance made to the Company in June 2025 by Chunming Dong, the husband of Chairperson Li. The advance was interest free until December 31, 2025, and effective January 1, 2026, it accrues interest at an annual rate of 3.3%.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had previously received advances from its Chairperson Li. Total amounts owed to her were $1,466,145 and $1,435,136 and are recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. On July 8, 2019, the Company entered into a loan agreement in exchange for cash of RMB 4,770,000 ($738,379) with its Chairperson Li. The loan bears interest at a rate of 4.35% and was payable within one year of the loan agreement. The due date of the loan agreement has been extended annually on identical terms and is currently due July 9, 2026.

On June 20, 2025, the Company borrowed RMB 1,750,000 (US$248,973) from Chairperson Li. No interest was charged if the loan was repaid in full by December 31, 2025. On January 1, 2026, the loan began to accrue interest at a rate of 3.30% and is payable within one year of the loan agreement.

Total interest expense related to the two loans referenced above for the three months ended March 31, 2026 and 2025 was $9,085 and $6,787, respectively. Compensation payable to the Chairperson Li is included in “Other payables” in the accompanying condensed consolidated balance sheet, totaling $1,879,506 and $1,875,506 as of March 31, 2026 and December 31, 2025, respectively.

In June 2025, Chunming Dong, the husband of Chairperson Li, advanced RMB 1,000,000 ($142,272) to the Company for working capital. The advance was interest free until December 31, 2025 and, effective January 1, 2026, bears interest at an annual rate of 3.3%. Interest expense related to this advance for the three months ended March 31, 2026 and 2025 was $1,187 and $0, respectively.

NOTE 8 –LINES OF CREDIT

On June 25, 2025, the Company obtained a new line of credit facility in the amount of RMB 5,000,000 and received proceeds of RMB 5,000,000 (approximately $0.7 million). The new facility has an interest rate of 3.6%. The loan is due on June 20, 2026. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended March 31, 2026 and 2025 was $6,476 and $9,919, respectively.

On September 25, 2023, the Company entered into a three-year revolving loan and received proceeds of RMB 10,000,000 (approximately $1.4 million). The interest rate for the loan was 3.35% for the first twelve-months of the loan and adjusted based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve-month anniversary of the loan. With the reduction of the Loan Prime Rate by the bank on September 20, 2024, the loan interest rate for this transaction was lowered to 3.25% effective September 21, 2024. The loan interest rate for this transaction was lowered to 2.9% effective September 21, 2025. Additionally, the company repaid RMB 551,250 (approximately $79,000) for the three months ended March 31, 2026. As of March 31, 2026, the cumulative principal repaid by the Company totals RMB1,653,750 (approximately $238,000). The loan is due on September 20, 2026. The loan is collateralized by the Company’s production facility, including its production line equipment and machinery. As of March 31, 2026, the net carrying amount of property, plant and equipment pledged as collateral amounted to $3,291,168. In addition, the Company’s Chief Executive Officer and Chair of the Board personally guaranteed the new line of credit. Total interest paid on this loan was $9,283 and $11,323 for the three months ended March 31, 2026 and 2025, respectively.

Principal payments on the above lines of credit are all due within one year of the balance sheet date.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

Fair Value of Lines of Credit – The carrying amounts of the Company’s fixed-rate borrowings, which are due within 12 months, approximate their fair values due to the short-term nature of these instruments.

NOTE 9 - LEASES

The Company has leases for certain office and production facilities in the PRC which are classified as operating leases. The leases contain payment terms for fixed amounts. Certain leases include options to extend the lease term. Renewal options are included in the determination of the lease term when it is reasonably certain that the Company will exercise such options. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases.

	Three Months ended March 31,
	2026	2025
Operating lease cost	$17,986	$19,176
Cash paid for amounts included in the measurement of lease liabilities	$18,830	$19,894

	March 31,	December 31,
	2026	2025
Lease liabilities, current portion	$71,386	$71,628
Lease liabilities, non current portion	92,294	111,548
	$163,680	$183,176

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve-month period ended March 31:

2026	$75,320
2027	75,320
2028	18,831
Total undiscounted cash flows	169,471
Less: Imputed interest	(5,791)
163,680
Less: Lease liabilities, current portion	(71,386)
Lease liabilities, non current portion	$92,294

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses. As of March 31, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. U.S. income tax returns for the years ended December 31, 2021 through December 31, 2025 and the Chinese income tax return for the year ended December 31, 2025 remain open to examination by the relevant taxing authorities.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

Under the current tax law in the PRC, the Company is and will be subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the three months ended March 31, 2026 and 2025, respectively due to continued net losses of the Company.

As of March 31, 2026, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $31.2 million which are available to offset any future taxable income through 2030. Approximately $4.1 million of these carryforwards will expire in December 2026. The Company also has net operating losses for United States federal income tax purposes of approximately $11.8 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $6.7 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible, or tax loss carry forwards are utilized.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management concluded that it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future. Therefore, the Company provided for a valuation allowance against its deferred tax assets of $21.8 million and $21.2 million as of March 31, 2026 and December 31, 2025, respectively

The Company also incurred various other taxes, comprised primarily of business taxes, value-added taxes, urban construction taxes, education surcharges and others. Any unpaid amounts are reflected in the balance sheets as accrued taxes payable.

NOTE 11 - STOCKHOLDERS’ EQUITY

China Pharma is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in series with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Board of the Company.

On February 5, 2026, the Company issued 12,400,000 shares of common stock at a price of $0.63 per share based on the closing market price as of that date pursuant to the Xiaoyun Chen Agreement as discussed in Note 5.

On February 26, 2026, the Company issued 12,600,000 shares of common stock at a price of $0.57 per share based on the closing market price as of that date pursuant to the Xiaoyan Zhang Agreement as discussed in Note 5.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is $8,145,000 as of both March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the balance of the required statutory reserves was $nil.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021, our stockholders adopted Amendment No.2 to the Plan to increase the number of shares of the Common Stock that are reserved thereunder by 10,000 shares from 8,000 shares to 18,000 shares. On October 27, 2022, the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 shares from 18,000 to 28,000. On December 17, 2023, the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 28,000 to 58,000. On December 22, 2024, stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 58,000 to 69,600. On December 30, 2025, the stockholders approved Amendment No. 3 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 69,600 to 569,600. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 569,600 shares of common stock. Through March 31, 2026, there were 8,470 shares of stock granted under the Plan. A total of 1,330 options were granted as of March 31, 2026 under the Plan. As such, there are 559,800 additional units available for issuance under the Plan.

There were no issuances of securities from the Plan for the three months ended March 31, 2026 and as such, no compensation expense was recognized for the period.

As of March 31, 2026, there was no remaining unrecognized compensation expense related to stock options or restricted stock grants.

NOTE 12 – LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	For the Three Months
	Ended March 31,
Numerator:	2026	2025
Net loss	$(1,143,148)	$(785,572)
Denominator:
Basic and diluted weighted-average common shares outstanding	25,602,002	3,261,911
Basic and diluted loss per share	$(0.04)	$(0.24)

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are parties to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company did not have other significant commitments, long-term obligations, significant contingencies or guarantees as of March 31, 2026 and 2025.

Current vulnerability due to certain concentrations

For the three months ended March 31, 2026, two customers accounted for 21.4% and 10.5% of the Company’s sales, respectively. Three customers accounted for 30.6%, 18.2% and 13.2% of accounts receivable, respectively. Two suppliers accounted for 37.4% and 34.2% of raw material purchases. Four different products accounted for 23.0%, 22.2%, 22.1% 1and 19.0% of revenue.

For the three months ended March 31, 2025, no customer accounted for greater than 10.0% of the Company’s sales. Respectively. Two customers accounted for 63.3% and 13.6% of accounts receivable, respectively. Two suppliers accounted for 40.3% and 31.4% of raw material purchases. Two different products accounted for 34.7% and 28.3% of revenue.

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

China’s consistency evaluation of generic drugs continues to proceed for the three months ended March 31, 2026. Helpson has always taken the task of promoting consistency evaluation as a top priority and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, passed generic-drug-consistency-evaluation in early August 2023.

In response to the evolving macro-environment of pharmaceutical sales in China, Helpson has adopted a more prudent and flexible approach to the initiation and advancement of consistency evaluation projects for its existing products. In 2018, the relevant competent authorities in China decided to launch pilot Centralized Procurement (“CP”) programs in 11 selected pilot cities, including four municipalities directly under the Central Government and seven other cities. As of March 31, 2026, a total of eleven rounds of national-level CP have been implemented. Among them, the first to eighth batches of CP have successfully completed unified renewal procurement cycles, covering 316 commonly used drugs across 26 therapeutic areas. These CP initiatives have significantly reduced the prices of bid-winning drugs and reshaped the competitive landscape of the pharmaceutical market. In addition, consistency evaluation has long been established as a core qualification criterion for enterprises to participate in CP programs. Consequently, before making decisions on whether to participate in CP for any of its products, Helpson evaluates the potential market access opportunities provided by CP against the financial and time investments required to obtain CP qualification, as well as the risk of significant price declines for drugs included in the CP catalog.

In addition, Helpson continues to explore the field of comprehensive healthcare. Comprehensive healthcare is a general concept proposed by the Chinese government according to the development of the times, social needs and changes in disease spectrum. According to the Outline of “Healthy China 2030” issued by Chinese government in October 2016, the total size of China’s health service industry is expected to reach RMB 16 trillion (approximately $2.5 trillion) by 2030. This industry focuses on people’s daily life, aging and diseases, pays attention to all kinds of risk factors and misunderstandings affecting health, calls for self-health management, and advocates comprehensive care throughout the entire process of life. It covers all kinds of health-related information, products, and services, as well as actions taken by various organizations to meet health needs. Responding to industry development trends, Helpson launched noni enzyme at the end of 2018, a natural antioxidant dietary supplement rich in xeronine. In 2020, the Company introduced no-rinse disinfectant and protective mask products to meet market demand driven by the COVID-19 pandemic in China. At the end of 2022, the Company obtained the medical device registration certificate for its N95 medical protective masks. Accordingly, the Company has sufficient production capacity for medical masks, surgical masks, KN95 masks and N95 masks, which enabled it to support demand for public and personal protective equipment related to respiratory infectious disease prevention.

In April 2024, Helpson began serving as a Contract Manufacturing Organization (CMO) for a project, undertaking R&D and post-market commercial production activities. This initiative generated approximately $50,000 in revenue in 2024. In 2025, the CMO project generated $33,227 in revenue. Under the contract terms, following the launch of the customer’s product, the Company expects to continue providing production services, which may contribute to additional sales revenue and ensure sustained cash inflows. The project completed process validation in January 2025 and is currently undergoing stability testing. The registration application submission to the National Medical Products Administration (NMPA) was finalized in the third quarter of 2025 and is currently under regulatory review. Moving forward, the Company intends to leverage its competitive advantages as a CMO, including its highly skilled technical team, state-of-the-art facilities, multiple production lines, ample capacity, extensive manufacturing expertise, and a robust quality management system.

Results of Operations for the Three Months ended March 31, 2026

Revenue

Revenue was $0.98 million for the three months ended March 31, 2026, representing a decrease of $0.16 million compared to $1.14 million for the three months ended March 31, 2025. This decline was mainly due to an increasing number of drugs from other medicine providers being included in the national CP program, while Helpson’s comparable products had not passed consistency evaluation and were not qualified to participate in CP. As a result, sales of these products decreased.

Set forth below are our revenues by product category in millions (USD) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Product Category	2026	2025	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.51	0.34	0.17	50%
Anti-Viral/ Infection & Respiratory	0.41	0.72	-0.31	-43%
Digestive Diseases	0.05	0.06	-0.01	-17%
Other	0.01	0.02	-0.01	-50%

The “CNS Cerebral & Cardio Vascular” product category generated $0.51 million in sales revenue for the three months ended March 31, 2026, compared to $0.34 million for the same period in 2025, representing an increase of $0.17 million. This increase was primarily attributable to higher sales of Gastrodin Injection and Candesartan Cilexetil. The increase in Gastrodin Injection sales was supported by its selection in centralized procurement programs across 15 provinces and municipalities, while Candesartan Cilexetil benefited from inclusion in the renewal procurement of the first eight batches of national centralized procurement.

The largest revenue decline in dollar terms were in the “Anti-Viral/ Infection & Respiratory” product category, which generated $0.41 million for the three months ended March 31, 2026, compared to $0.72 million for the three months ended March 31, 2025, representing a decrease of $0.31 million. This decrease was primarily due to lower sales of Roxithromycin Dispersible Tablets and Cefaclor Dispersible Tablets caused by market fluctuations.

The “Digestive” product category generated $0.05 million in sales revenue for the three months ended March 31, 2026, compared to $0.06 million for the same period last year, representing a decrease of $0.01 million. This decrease was primarily due to lower sales of Omeprazole affected by market volatility.

The “Other” product category generated $0.01 million for the three months ended March 31, 2026, compared to $0.02 million for the three months ended March 31, 2025, representing a decrease of $0.01 million. This decrease was primarily due to lower sales of Vitamin B6 for Injection affected by market fluctuations.

	Three Months Ended March 31,
Product Category	2026	2025
CNS Cerebral & Cardio Vascular	52.2%	29.9%
Anti-Viral/ Infection & Respiratory	41.7%	63.4%
Digestive Diseases	4.7%	5.0%
Other	1.4%	1.7%

In terms of revenue mix, our product revenue structure changed during the three months ended March 31, 2026, compared with the same period in 2025. The revenue proportion of the “CNS Cerebral & Cardio Vascular” product category increased from 29.9% to 52.2%, making it the Company’s largest revenue contributor. The revenue share of “Anti-Viral/ Infection & Respiratory” product category declined from 63.4% to 41.7%, which was primarily due to market conditions, centralized procurement policies and intensified industrial competition. Although this category remains the second-largest business segment, its relative revenue contribution has decreased. Revenue proportions for “Digestive Diseases” and “Other” product categories remained generally stable, with mild year-on-year decreases.

Core cardiovascular and cerebrovascular products achieved higher sales during the period supported by policy benefits such as successful bids in multi-regional centralized procurement programs and renewal of national centralized procurement, which contributed to changes in our product mix. In contrast, the shrinking proportion of respiratory and anti-infection products was primarily attributable to changes in market demand and increased competition. Going forward, we expect to focus on the cardiovascular and cerebrovascular sectors, optimize its product portfolio, and manage weaker product lines, with the objective of steadily enhancing overall profitability and operational resilience.

Cost of Revenue

For the three months ended March 31, 2026, our cost of revenue was $0.70 million, or 71.0% of total revenue, which represented a decrease of $0.57 million from $1.27 million, or 112.0% of total revenue, for the same period in 2025. The decrease was primarily due to lower depreciation expense, as certain property and equipment (“PP&E”) became fully depreciated.

Gross Profit/ (Loss) and Gross Profit/ (Loss) Margin

Gross margin for the three months ended March 31, 2026 was $0.29 million, compared to a gross loss of $0.14 million for the same period of 2025. The gross profit margin was 29.0% for the three months ended March 31, 2026, compared to a gross loss margin of 12.0% for the same period in 2025.

The increase in gross margin was mainly attributable to certain machinery and equipment reaching the end of their estimated useful lives and being fully depreciated, which reduced product costs and contributed to the shift from gross loss to gross profit.

Selling Expenses

Our selling expenses for the three months ended March 31, 2026 were $0.10 million, an increase of $0.01 million compared to $0.09 million for the same period in 2025. Selling expenses accounted for 9.7% of total revenue for the three months ended March 31, 2026, compared to 7.7% for the same period in 2025. The increase in proportion was primarily due to lower sales revenue.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 were $1.23 million, an increase of $0.72 million compared to $0.51 million for the same period in 2025. General and administrative expenses accounted for 124.7% and 44.6% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. The increase was mainly attributable to the Company’s acquisition of five new patented technologies since August 2025, which resulted in higher amortization expenses for intangible assets..

Research and Development Expenses

Our research and development expenses were $0.08 million for the three months ended March 31, 2026, compared to $0.03 million for the same period in 2025. Research and development expenses accounted for 8.5% and 2.6% of our total revenues for the three months ended March 31, 2026 and 2025, respectively. These expenditures were primarily related to the consistency evaluation of existing products.

Credit Gains

Our credit gains for the three months ended March 31, 2026 were $2,881, compared to $1,323 for the same period in 2025.

In general, our normal customer credit or payment terms are 90 days. This has not changed in recent years. Such relatively long credit term is due to the peculiar environment affecting the Chinese pharmaceutical market, as deferred payments by state-owned hospitals to local drug distributors are common, and their deferred payments will indirectly delay the payments from our customers to us. Due to the timeliness requirements of the NMPA for logistics of drug sales, Helpson, like most other pharmaceutical companies in China, sells substantially all the drugs to local drug distributors, certified by GSP (Good Supply Practice), the standard of products supply, which is a standard protocol to control the quality of the products during circulation. These GSP certified distributors then sell the drugs to state-owned hospitals. The GSP certified distributors’ payments to us are usually delayed as they will pay us after they receive payment from the state-owned hospitals. Therefore, as most of our customers are GSP certified distributors, we have adopted a unified policy for bad debt allowance reserves for GMP’s customers who are typically GSP certified distributors. As is typical in the Chinese pharmaceutical market, there are no written contracts between the Company and any of its GSP certified distributors requesting the distributors to pay the Company’s account receivable upon their receipt of funds from the distributors’ customers, or state-owned hospitals. Nevertheless, the Company’s customers typically process the payment of the account receivable to the Company upon their receipt of payment from their customers, i.e., the state-owned hospitals, as a matter of implied consensus or industry standard. In the event the length of collection term is deviated from any of the past patterns of any particular customer, the Company will adjust its credit term.

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.06 million and $0.06 million as of March 31, 2026 and December 31, 2025, respectively.

The following table illustrates our trade accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of March 31, 2026 and December 31, 2025:

	March, 31	December 31,
	2026	2025
1 - 180 Days	67.09%	72.38%
180 - 365 Days	25.6%	24.61%
365 - 720 Days	4.84%	1.17%
Over 720 Days	2.47%	1.84%
Total	100%	100%

	Gross Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	Mar-31-26	Dec-31-25	Mar-31-26	Dec-31-2025
1-180 Days	138,002	184,159	448	-
180-365 Days	52,657	62,624	3,418	6,262
365-720 Days	9,967	2,973	497	2,081
Over 720 Days	5,070	4,680	5,070	4,680
Total	205,696	254,435	9434	13,023

Our allowance for credit losses estimate practice using the current expected credit loss method considers accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management.

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 4.6% and 5.1% as of March 31, 2026 and December 31, 2025, respectively.

We conduct analysis and review of accounts receivables for customers on a specific, per-customer basis in the fourth fiscal quarter of each fiscal year. For customers (i) whose business license has been cancelled or expired; (ii) whose key business certificates such as GSP (Good Supply Practice) license have been invalid or revoked; (iii) who have no ability to continue operations, or (iv) who are encountering other issues that lead to accounts receivable unrecoverable, the receivable will be written-off as per the resolution of our Board of Directors.

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a credit gain for the difference. The allowance for credit losses balances was $0.009 million as of March 31, 2026 and $0.01 million as of December 31, 2025, respectively. The changes in the allowances for credit losses of trade accounts receivable during the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months
	Ended March 31,
	2026	2025
Balance, Beginning of Period	13,023	13,587,182
(Reversal) Credit losses expenses	(3,779)	(1,323)
Foreign currency translation adjustment	190	19,298
Balance, End of Period	9,434	13,605,157

Our credit gains for the three months ended March 31, 2026 were $3,779, compared to $1,323 for the same period in 2025. As we previously disclosed in our annual report for the fiscal year ended December 31, 2025, the write-off of long-outstanding accounts receivable during 2025 reduces both gross accounts receivable and the allowance for doubtful accounts by the same amount.

Loss from Operations

Our operating loss for the three months ended March 31, 2026 was $1.12 million, compared to $0.76 million in the same period in 2025. The increase in operating loss was mainly attributable to higher amortization of intangible assets

Net Interest Expense

Net interest expense was $0.03 million for both the three months ended March 31, 2026 and 2025, remained unchanged year-over-year.

Net Loss

Net loss for the three months ended March 31, 2026 was $1.14 million, compared to $0.79 million for the same period in 2025. The increase in net loss was primarily driven by an increase in amortization of intangible assets.

Loss per basic and diluted common share was $0.04 for the three months ended March 31, 2026 and $0.24 for the three months ended March 31, 2025, respectively. The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 25,602,002 for the three months ended March 31, 2026, as compared to 3,261,911 for the same period in 2025.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations and bank lines of credit. Currently, we have not encountered or expect to encounter any difficulties in refinancing these lines of credit this year. As of March 31, 2026, we received an aggregate advance of $1.47 million from our CEO for use in operations. Our cash and cash equivalents totaled $0.17 million, representing 0.4% of our total assets, as of March 31, 2026, compared to $0.41 million, or 2.9% of total assets, as of March 31, 2025. All of the $0.17 million of cash and cash equivalents as of March 31, 2026 is considered to be reinvested indefinitely in our Chinese subsidiary, Helpson, and is not expected to be available for payment of dividends or for other payments to us as the parent company or to our shareholders.

We obtained various lines of credit, as described in Note 8 to our unaudited condensed consolidated financial statements included in this Report, which are incorporated by reference herein.

We cannot guarantee the achievement of our future strategic goals, including the launch of new products. This raises substantial doubt about our ability to continue as a going concern. Although our Chairperson and Chief Executive Officer had advanced funds for working capital for the three months ended March 31, 2026, there can be no assurances that this support will continue in the future. We may seek additional debt or equity financing as necessary when market conditions are favorable and/or may need to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  There can be no assurance that any additional financing will be available on acceptable terms, if at all.

Operating Activities

Net cash used in our operating activities was $0.06 million for the three months ended March 31, 2026, compared to $0.07 million for the same period in 2025.

As of March 31, 2026, our net trade accounts receivable was $0.20 million, a decrease of $0.04 million from $0.24 million as of December 31, 2025.

As of March 31, 2026, our total inventory was $1.50 million, compared to $1.62 million as of December 31, 2025.

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities totaled $0, while the same period in 2025 saw net cash used in investing activities of $0.06 million.

Financing Activities

Cash flow used by financing activities was $79,325 in the three months ended March 31, 2026, compared to $76,820 provided for the same period for the three months ended March 31, 2025.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC.  Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of March 31, 2026 and December 31, 2025, Helpson’s net assets totaled ($8,884,096) and ($8,251,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves, and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of March 31, 2026 and December 31, 2025, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets as of March 31, 2026 and December 31, 2025.  There were no allocations to the statutory surplus reserve accounts during the three months ended March 31, 2026.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies”, included in the Company’s annual report on Form 10-Q for the three months ended March 31, 2026, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and interim Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 1, 2026. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: May 15, 2026	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2026	By:	/s/ Zhilin Li
Name: Zhilin Li
Title: Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

3.1	The Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2025).

10.2	English Translation of Technology Transfer Agreement, by and between Helpson and the Transferor (incorporated by reference to our Current Report on Form 8-K filed on March 3, 2026)

10.3	English Translation of Technology Transfer Agreement, by and between Helpson and the Transferor (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2026)

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)