Form 10-Q
period 2026-06-30
CHINA PHARMA HOLDINGS, INC.
filed 2026-08-14
CIK 1106644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 43,022,002 shares of common stock, $0.001 par value per share, issued and outstanding.

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA PHARMA HOLDINGS, INC. AND SUBSIDIARIES

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$304,874	$345,112
Bankers acceptances	1,825	-
Trade accounts receivable, less allowance for credit losses of $14,228 and $13,023	181,621	241,412
Other receivables, less allowance for credit losses of $35,083 and $32,153, respectively	66,627	49,261
Advances to suppliers	2,283	6,831
Inventories	1,362,423	1,621,423
Prepaid expenses	86,965	82,368
Total Current Assets	2,006,618	2,346,407
Property, plant and equipment, net	4,219,763	4,391,964
Right-of-use assets	146,181	181,828
Intangible assets, net	38,337,341	24,079,265
TOTAL ASSETS	$44,709,903	$30,999,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$734,042	$891,083
Accrued expenses	500,160	350,643
Other payables	2,616,289	2,563,067
Contract liabilities	153,642	111,580
Borrowings from related parties	1,644,857	1,435,136
Lease liabilities	73,069	71,628
Current portion of lines of credit	1,959,543	1,977,222
Total Current Liabilities	7,681,602	7,400,359
Non-current Liabilities:
Lease liabilities, net of current portion	75,291	111,548
Deferred tax liability	771,730	747,805
Total Liabilities	8,528,623	8,259,712
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,522,002 shares issued and outstanding as of June 30, 2026 and 5,522,002 shares issued and outstanding as of December 31, 2025	40,522	15,522
Additional paid-in capital	73,504,819	58,535,819
Securities purchase agreement receivable	(180,000)	(180,000)
Accumulated deficit	(49,815,506)	(47,214,235)
Accumulated other comprehensive income	12,631,445	11,582,646
Total Stockholders’ Equity	36,181,280	22,739,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,709,903	$30,999,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$948,340	$1,025,767	$1,931,876	$2,162,054
Cost of revenue	864,774	1,112,777	1,562,823	2,385,125
Gross profit (loss)	83,566	(87,010)	369,053	(223,071)
Operating expenses:
Selling expenses	113,764	101,292	209,362	188,403
General and administrative expenses	1,376,974	440,834	2,603,246	948,016
Research and development expenses	19,135	20,952	102,897	50,539
Credit losses	5,538	2,032	2,657	709
Total operating expenses	1,515,411	565,110	2,918,162	1,187,667
Loss from operations	(1,431,845)	(652,120)	(2,549,109)	(1,410,738)
Other income (expense):
Research and development subsidy	-	150,690	-	150,690
Interest income	81	422	228	1,496
Interest expense	(26,359)	(27,359)	(52,390)	(55,387)
Net other (expense) income	(26,278)	123,753	(52,162)	96,799
Loss before income taxes	(1,458,123)	(528,367)	(2,601,271)	(1,313,939)
Income tax expense	-	-	-	-
Net loss	(1,458,123)	(528,367)	(2,601,271)	(1,313,939)
Other comprehensive income - foreign currency translation adjustment	615,213	20,263	1,048,799	27,778
Comprehensive loss	$(842,910)	$(508,104)	$(1,552,472)	$(1,286,161)
Loss per share:	$(0.04)	$(0.16)	$(0.08)	$(0.40)
Basic and diluted
Weighted average shares outstanding	40,522,002	3,226,156	34,087,748	3,261,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA
(Unaudited)

				Securities		Accumulated
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2024	3,261,911	$3,262	$40,631,679	$(180,000)	$(44,026,679)	$11,319,642	$7,747,904
Net loss for the period	-	-	-	-	(785,572)	-	(785,572)
Foreign currency translation adjustment	-	-	-	-	-	7,516	7,516
Balance, March 31, 2025	3,261,911	3,262	40,631,679	(180,000)	(44,812,251)	11,327,158	6,969,848
Net loss for the period	-	-	-	-	-528,367	-	(528,367)
Share rounding due to reverse split	91	*	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	20,263	20,263
Balance as of June 30, 2025	3,262,002	$3,262	$40,631,679	$(180,000)	$(45,340,618)	$11,347,421	$6,461,744

* - Less than $1

				Securities
			Additional	Purchase		Other	Total
	Common Stock		Paid-in	Agreement	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income	Equity
Balance as of December 31, 2025	15,522,002	$15,522	$58,535,819	(180,000)	$(47,214,235)	$11,582,646	$22,739,752
Issuance of common stock for intangible assets	25,000,000	25,000	14,969,000	-	-	-	14,994,000
Net loss for the period	-	-	-	-	(1,143,148)	-	(1,143,148)
Foreign currency translation adjustment	-	-	-	-	-	433,586	433,586
Balance as of March 31, 2026	40,522,002	$40,522	$73,504,819	$(180,000)	$(48,357,383)	$12,016,232	$37,024,190
Net loss for the period	-	-	-	-	(1,458,123)	-	(1,458,123)
Foreign currency translation adjustment	-	-	-	-	-	615,213	615,213
Balance, June 30, 2026	40,522,002	$40,522	$73,504,819	$(180,000)	$(49,815,506)	$12,631,445	$36,181,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

AMOUNTS IN U.S. DOLLARS, EXCEPT FOR SHARE DATA

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,601,271)	$(1,313,939)
Depreciation and amortization	2,082,425	650,176
Amortization of right of use assets	40,969	-
Financial expense	2,508	-
Credit losses	779	709
Write-down of inventories to net realizable value	-	422,932
Loss on disposal of fixed assets	3,363	-
Changes in assets and liabilities:
Trade accounts and other receivables	(165,397)	(185,236)
Advances to suppliers	4,710	10,020
Inventories	520,421	321,431
Trade accounts payable	(183,334)	303,613
Other payables and accrued expenses	176,953	101,678
Advances from customers	38,033	(84,899)
Prepaid expenses	(8,279)	(25,854)
Net Cash (Used in) Provided By Operating Activities	(88,120)	200,631
Cash Flows from Investing Activities:
Purchases of property and equipment	-	(58,259)
Net Cash Used in Investing Activities	-	(58,259)
Cash Flows from Financing Activities:
Payments of line of credit	(79,970)	(1,092,893)
Proceeds from line of credit	-	695,999
Borrowings and interest from related party	163,462	297,673
Principal payments on lease liabilities	(42,699)	-
Net Cash Provided By (Used In) Financing Activities	40,793	(99,221)
Effect of Exchange Rate Changes on Cash	7,089	(44,998)
Net Decrease in Cash and Cash Equivalents	(40,238)	(1,847)
Cash and Cash Equivalents at Beginning of Period	345,112	626,879
Cash and Cash Equivalents at End of Period	$304,874	$625,032
Supplemental Cash Flow Information:
Cash paid for interest	$31,605	$41,829
Supplemental Noncash Investing and Financing Activities:
Issuances of stock for intangible assets	$14,994,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

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

Helpson is principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the PRC. All of its operations are conducted in the PRC, where its manufacturing facilities are located. Helpson manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of its pharmaceutical products are sold on a prescription basis, and all have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the NMPA, formerly China Food and Drug Administration, or CFDA) based upon demonstrated safety and efficacy.

Liquidity and Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $0.3 million and an accumulated deficit of $49.8 million, and the Company’s current liabilities exceeded current assets by $5.7 million. In addition, the Company incurred net losses of $2.6 million and had cash outflows from operating activities of $0.08 million for the six months ended June 30, 2026. As of June 30, 2026, the Company’s Chairperson, Chief Executive Officer and Interim Chief Financial Officer, Ms. Zhilin Li, had advanced an aggregate of $1,593,929 to the Company to provide working capital, which includes $146,823 advanced in June 2026. Subsequent to quarter end, on July 22, 2026, the Company entered into a securities purchase agreement with an institutional investor to purchase an aggregate of 2,500,000 shares of common stock of the Company for a price of $2.00 per share, as discussed more fully in Note 15. The Company intends to use the proceeds to supplement its operating cash flow and for working capital purposes.

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

Consolidation and Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States dollars. The accompanying unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany transactions and balances are eliminated on consolidation. However, the results of operations included in such financial statements may not necessarily be indicative of annual results. Such financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2026 (“2025 Annual Report”).

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

Accounts Receivable and Allowance for Credit Losses – Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company uses loss-rate methods to estimate allowance for credit loss. The allowance for credit loss is estimated based upon the Company’s assessment of various factors including historical experience, the age of the accounts receivable balances, current general economic conditions, future expectations and customer-specific quantitative and qualitative factors that may affect the Company’s customers’ ability to pay. An allowance is also made when there is objective evidence for the Company to reasonably estimate the amount of probable loss.

The Company adopted ASU 2016-13 Financial Instruments — Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

In establishing an allowance for credit losses, the Company uses reasonable and supportable information, which is based on historical collection experience, the financial condition of its customers and assumptions for the future movement of different economic drivers and how these drivers will affect each other. Loss-rate approach is based on the historical loss rates and expectations of future conditions.

Advances to Suppliers and Contract Liabilities – Common practice in the PRC is to make advances to suppliers for materials and to incur contract liabilities when advances from customers for finished products are received. Advances to suppliers are applied to trade accounts payable when the materials are received. Contract liabilities incurred when advances received from customers are applied against trade accounts receivable when finished products are sold. The Company reviews a supplier’s credit history and background information before advancing payment. If the financial condition of its suppliers were to deteriorate, resulting in an impairment of their ability to deliver goods or provide services, the Company would recognize bad debt expense in the period they are considered unlikely to be collected.

Lines of Credit and Interest – The Company records lines of credit or other loans at the principal amount received. Interest is accrued using the effective interest method over the term of the related borrowing.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

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

Valuation of Long-Lived Assets – The carrying values of long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values may not be recoverable. When such an event occurs, the Company projects the undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of an asset will not be recovered, it is reduced by the estimated excess of the carrying value over the projected discounted cash flows estimated to be generated by the asset. If there is uncertainty both in timing and amount, the Company will use the projected discounted cash flows to be generated by the asset. There were no indicators of impairment of long-lived assets as of June 30, 2026 and December 31, 2025.

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

Inventory – Inventory consists of raw materials, work in process and finished goods and is stated at the lower of cost or net realizable value. Cost is determined by using a weighted average. For work in process and manufactured inventories, cost consists of raw materials, direct labor and an allocated portion of the Company’s production overhead. The Company writes down excess and obsolete inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. For finished goods and work in process, if the estimated net realizable value for an inventory item, which is the estimated selling price in the ordinary course of business, less reasonably predicable costs to completion and disposal, is lower than its cost, the specific inventory item is written down to its estimated net realizable value. Net realizable value for raw materials is based on replacement cost. Provisions for inventory write-downs are included in the cost of revenues in the consolidated statements of operations. Inventories are carried on lower cost basis until sold or scrapped.

Reverse Stock Splits – Effective April 15, 2025, China Pharma implemented a 1-for-10 reverse stock split. All share and per share disclosures have been retroactively restated to reflect the impact of the reverse stock split.

Loss Per Share - The Company had no potentially dilutive common shares outstanding during the three and six months ended June 30, 2026 and June 30, 2025. Accordingly, diluted loss per share was the same as basic loss per share for all periods presented. The potentially dilutive common shares related to the option to purchase 1,330 shares of common stock as of June 30, 2026 and 2025 are excluded from the computation of diluted net loss per share for all periods presented because the effect is anti-dilutive due to net losses of the Company.

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

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

Recently issued but not yet adopted accounting pronouncements

On December 17, 2025, the FASB issued ASU 2025-12, which is to correct, clarify, and otherwise improve U.S. GAAP. ASU 2025- 12 includes 33 improvements that span a wide range of topics, including Clarifying diluted earnings per share (EPS) calculation when a loss from continuing operations exists, Clarifying disclosure requirements for lease receivables from sales-type or direct financing leases, Revising the calculation of the reference amount for beneficial interests to prevent double counting credit losses, Clarifying the permissible methods to account for treasury stock retirements, and Clarifying the guidance for transfers of receivables from contracts with customers. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. For example, an entity may decide to early adopt certain amendments and adopt the remaining amendments at the effective date. An entity should apply the amendments in this Update (except for the amendments to Topic 260, Earnings Per Share, related to Issue 4) using one of the following transition methods: (i) Prospectively to all transactions recognized on or after the date that the entity first applies the amendments, or (ii) Retrospectively to the beginning of the earliest comparative period presented. An entity should adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

On December 8, 2025, the FASB issued ASU 2025-11, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” For public business entities, the amendments in ASU 2025- 11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, the amendments in ASU 2025- 11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following:

	June 30,	December 31,
	2026	2025
Trade accounts receivable	195,849	254,435
Less: allowance for credit losses	(14,228)	(13,023)
Trade accounts receivable, net	$181,621	$241,412

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

The changes in the allowances for credit losses during the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance, Beginning of Period	$9,434	$13,605,157	$13,023	$13,587,182
Credit losses	3,660	2,032	779	709
Foreign currency translation adjustment	1,134	36,817	426	56,115
Balance, End of Period	$14,228	$13,644,006	$14,228	$13,644,006

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$732,622	$843,603
Work in process	202,497	457,817
Finished goods	$1,587,415	$1,465,243
Total Inventories	2,522,534	2,766,663
Less: Provision for obsolescence	(1,160,111)	(1,145,240)
	$1,362,423	$1,621,423

Changes to the provision for obsolescence consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
At the beginning of the period	1,117,335	574,071	1,145,240	574,071
Net additions to earnings	67,332	213,379	21,508	213,379
Foreign currency translation adjustment	(24,556)	747	(6,637)	747
At the end of the period	1,160,111	788,197	1,160,111	788,197

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Permit of land use	$413,554	$400,734
Building	9,603,367	9,305,653
Plant, machinery and equipment	28,387,142	27,503,334
Motor vehicle	279,957	271,278
Office equipment	393,204	400,816
Total	39,077,224	37,881,815
Less: accumulated depreciation	(34,857,461)	(33,489,851)
Property, plant and equipment, net	$4,219,763	$4,391,964

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Life - years
permit of land use	40 - 70
Building	20 - 49
plant, machinery and equipment	5 - 10
Motor vehicle	5 - 10
office equipment	3-5

Depreciation relating to office equipment was included in general and administrative expenses, while all other depreciation was included in cost of revenue. Depreciation expense was $150,327 and $163,503 for the three months ended June 30, 2026 and 2025, respectively, and $305,615 and $335,104 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets represent the cost of medical formulas approved for production by the NMPA, the intellectual property acquired from Chengdu Bonier Medical Technology Development Co., Ltd. through certain Technology Transfer Agreement (“Bonier Agreement”) and the invention patents and intellectual property acquired pursuant to Technology Transfer Agreements. No costs were reclassified from advances to intangible assets during the six months ended June 30, 2026 and 2025, respectively.

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

Approved medical formulas are amortized from the date NMPA approval is obtained over their individually identifiable estimated useful lives, which range from ten to thirteen years. It is at least reasonably possible that a change in the estimated useful lives of the medical formulas could occur in the near term due to changes in the demand for the drugs and medicines produced from these medical formulas. Amortization expense relating to intangible assets was $951,528 and $157,360 for the three months ended June 30, 2026 and 2025, respectively and $1,776,810 and $315,072 for the six months ended June 30, 2026 and 2025, respectively. which was included in the general and administrative expenses. Medical formulas typically do not have a residual value at the end of their amortization period.

CHINA PHARMA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

Intangible assets consisted of NMPA approved medical formulas, a Utility Model Patent and three Invention Patents as follows:

	June 30, 2026	December 31, 2025
NMPA approved medical formulas	$4,956,561	$4,802,903
Technology from Bonier	1,795,396	1,739,737
Invention Patents	39,477,242	23,447,518
	46,229,199	29,990,158
Accumulated amortization	(8,244,865)	(6,246,739)
Net carrying amount	37,984,334	23,743,419
Intangible assets in process	353,007	335,846
	$38,337,341	$24,079,265

NOTE 6 – OTHER PAYABLES

Other Payables consisted of the following:

	June 30, 2026	December 31, 2025
Compensation payable to officer and director (1)	$1,935,506	$1,919,506
Business taxes and other	377,372	351,904
Payable to Helpson’s Labor Union (2)	154,165	149,385
Payable to Chunming Dong (3)	149,246	142,272
Total Other Payables	$2,616,289	$2,563,067

(1)	Represents $44,000 of compensation payable to two members of the Company’s Board of Directors and executive compensation to Chairperson Li totaling $1,883,506 as of June 30, 2026 and $1,875,506 executive compensation to Chairperson Li as of December 31, 2025, respectively.

(2)	Represents non-interest borrowings from Helpson’s Labor Union otained in November 2024, with no specified repayment terms.

(3)	Represents an advance made to the Company in June 2025 from Chunming Dong, the husband of Chairperson Li. The advance was non-interest-bearing until December 31, 2025. Effective January 1, 2026, bears interest at 3.3% per annum.

NOTE 7 – RELATED PARTY TRANSACTIONS

On June 25, 2026, the Company borrowed RMB 1,000,000 (approximately US$146,823) from Chairperson Li for working capital purposes. The loan bears interest at an annual rate of 3.0% and is payable within one year with the maturity date of June 24, 2027, pursuant to the terms of the loan agreement. This borrowing was in addition to amounts previously advanced by Chairman Li to the Company. As of June 30, 2026 and December 31, 2025, the total amounts owed to Chairperson Li were $1,644,857 and $1,435,136, respectively, and were recorded as “Borrowings from related parties” on the accompanying condensed consolidated balance sheets.

On July 8, 2019, the Company entered into a loan agreement with Chairperson Li, pursuant to which the Company borrowed RMB 4,770,000 (approximately $700,000). The loan bore interest at an annual rate of 4.35% and was originally due within one year of the date of the loan agreement. The maturity date has subsequently been extended annually on substantially identical terms and is currently due on July 9, 2027.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

On June 20, 2025, the Company borrowed RMB 1,750,000 (approximately US$257,000) from Chairperson Li. No interest was charged if the loan was repaid in full by December 31, 2025. On January 1, 2026, the loan began to accrue interest at a rate of 3.30% and is payable within one year of the loan agreement. The loan has been extended to June 20, 2027 with all other original terms unchanged.

Total interest expense related to the three loans described above for the three months ended June 30, 2026 and 2025 were $9,306 and $6,771, respectively, and $18,391 and $13,558 for the six months ended June 30, 2026 and 2025, respectively. Executive compensation payable to the Chairperson Li, which is included in “Other payables” in the accompanying condensed consolidated balance sheets, totaled $1,883,506 and $1,875,506 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the outstanding balance of interest-free borrowings from Chairperson Li. was RMB 2.58 million ($378,344). These borrowings have no contractual maturity and are payable on demand, providing a source of short-term liquidity for the company.

In June 2025, Chunming Dong, the husband of Chairperson Li, advanced RMB 1,000,000 ($142,272) to the Company for working capital purposes. The advance was interest free through December 31, 2025 and began accruing interest at an annual rate of 3.3% on January 1, 2026. Total interest related to the advance for the three months ended June 30, 2026 and 2025 was $1,206 and $0, respectively, and $2,394 and $0 for the six months ended June 30, 2026 and 2025, respectively. The loan has been extended to June 20, 2027 with all other original terms unchanged.

NOTE 8 – LINES OF CREDIT

On June 25, 2025, the Company entered into a new RMB 5,000,000 line of credit facility and received proceeds of RMB 5,000,000 (approximately $0.7 million). The new facility bears an annual rate of 3.6% and was originally due on June 20, 2026. The Company subsequently obtained an extension of the maturity date to June 21, 2027, with all other terms and conditions remaining the same. In addition, the Company’s Chief Executive Officer and Chair of the Board, Ms. Zhilin Li, personally guaranteed the new line of credit and pledged personal assets as collateral for the loan. Total interest expense under this facility for the three months ended June 30, 2026 and 2025 was $6,798 and $9,676, respectively, and $13,274 and $19,595 for the six months ended June 30, 2026, respectively.

On September 25, 2023, the Company entered into a three-year revolving loan agreement and received proceeds of RMB 10,000,000 (approximately $1.4 million). The loan bore interest at an annual rate of 3.35% for the first twelve months, with the interest rate subject to annual adjustment based on the latest one-year loan market quotation rate less 10 basis points as published by the China National Interbank Funding Center on the working day prior to each twelve-month anniversary of the loan. With the reduction of the Loan Prime Rate by the bank on September 20, 2024, the loan interest rate was reduced to 3.25% per annum, effective September 21, 2024, and subsequently reduced to 2.9% per annum, effective September 21, 2025. During the six months ended June 30, 2026, the Company repaid RMB 551,250 (approximately $79,000) of principal. As of June 30, 2026, the Company had repaid aggregate principal of RMB1,653,750 (approximately $238,000). The loan is due on September 20, 2026. The loan is collateralized by the Company’s production facility, including its production line equipment and machinery. As of June 30, 2026, the net carrying amount of property, plant and equipment pledged as collateral amounted to $3,228,728. In addition, Ms. Zhilin Li personally guaranteed the new line of credit. Total interest expense under this facility for the three months ended June 30, 2026 and 2025 was $9,049 and $10,912, respectively, and $18,331 and $22,234 for the six months ended June 30, 2026, respectively.

Principal payments on the above lines of credit are all due within one year of the balance sheet date.

Fair Value of Borrowings Under Lines of Credit – The carrying amounts of the Company’s fixed-rate borrowings, which are due within 12 months, approximate their fair values due to the short-term nature of these instruments.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

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

	June 30, 2026	December 31, 2025
Lease liabilities, current portion	$73,069	$71,628
Lease liabilities, non current portion	75,291	111,548
	$148,360	$183,176

Remaining Lease Term Operating Lease	2 years	2.5 years
Discount rate	3%	3.00%

Minimum lease payments for the Company’s operating lease liabilities were as follows for the twelve-month period ended June 30:

2027	76,520
2028	76,520
Total undiscounted cash flows	153,040
Less: Imputed interest	(4,680)
Less: Lease liabilities, current portion	148,360
(73,069)
Lease liabilities, non current portion	$75,291

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

Liabilities are established for uncertain tax positions expected to be taken in income tax returns when such positions are judged to meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of other expenses As of June 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. U.S. income tax returns for the years ended December 31, 2021 through December 31, 2025 and the Chinese income tax return for the year ended December 31, 2025 remain open to examination by the relevant taxing authorities.

Under the current tax law in the PRC, the Company is subject to the enterprise income tax rate of 25%.

There was no provision for income taxes for the three and six months ended June 30, 2026 and 2025, respectively, as the Company did not generate taxable income during those periods.

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

As of June 30, 2026, Helpson had net operating loss carryforwards for PRC tax purposes of approximately $31.7 million which are available to offset any future taxable income through 2030. Approximately $4.2 million of these carryforwards will expire in December 2026. The Company also has net operating losses for United States federal income tax purposes of approximately $12.0 million of which $5.1 million is available to offset future taxable income, if any, through 2040, and $6.9 million are available for carryforward indefinitely subject to a limitation of 80% of taxable income for each tax year.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible, or tax loss carry forwards are utilized. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods on which the deferred tax assets are deductible or can be utilized, management believes it is not likely for the Company to realize all benefits of the deferred tax assets as of June 30, 2026 and December 31, 2025. Accordingly, the Company recorded a valuation allowance against its deferred tax assets of $22.5 million and $21.2 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Company uses fair value to measure the value of the banker’s acceptance notes it holds as of June 30, 2026 and December 31, 2025. The banker’s acceptance notes are recorded at cost which approximates fair value. The Company held the following assets and liabilities recorded at fair value:

		Fair Value Measurements at
	June 30,	Reporting Date Using
Description	2026	Level 1	Level 2	Level 3
Banker’s acceptance notes	$1,825	$-	$1,825	$-
Total	$1,825	$-	$1,825	$-

Fair Value Measurements at
	December 31,	Reporting Date Using
Description	2025	Level 1	Level 2	Level 3
Banker’s acceptance notes	$	$-	$-	$-
Total	$	$-	$-	$-

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

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

Subsequent to quarter end, on July 22, 2026, the Company issued 2,500,000 shares pursuant to a securities purchase agreement with an institutional investor for a price of $2.00 per share as discussed more fully in Note 15.

According to relevant PRC laws, companies registered in the PRC, including China Pharma’s PRC subsidiary, Helpson, are required to allocate at least 10% of their after tax income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach 50% of the company’s registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. The amount designated for general and statutory capital reserves is nil as of both June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the balance of the required statutory reserves was $nil.

2010 Incentive Plan

On November 12, 2010, the Company’s Board adopted the Company’s 2010 Incentive Plan (the “Plan”), which was then approved by stockholders on December 22, 2010. On October 17, 2019, the Board of Directors approved the First Amendment to the 2010 Incentive Plan (the “Amendment”), pursuant to which the term of the 2010 Incentive Plan was extended to December 31, 2029. The Amendment was adopted by the stockholders on December 19, 2019. On October 25, 2021, the Board of Directors approved, and on December 27, 2021, our stockholders adopted Amendment No.2 to the Plan to increase the number of shares of the Common Stock that are reserved thereunder by 10,000 shares from 8,000 shares to 18,000 shares. On October 27, 2022, the Board of Directors approved and on December 27, 2022, the stockholders adopted the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares of common stock that are reserved thereunder by an additional 10,000 shares from 18,000 to 28,000. On December 17, 2023, the stockholders approved Amendment No. 1 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 28,000 to 58,000. On December 22, 2024, stockholders approved Amendment No. 2 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 58,000 to 69,600. On December 30, 2025, the stockholders approved Amendment No. 3 to the Amended and Restated Long Term 2010 Incentive Plan to increase the number of shares from 69,600 to 569,600. The Plan gives the Company the ability to grant stock options, restricted stock, stock appreciation rights and performance units to its employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries. The Plan currently allows for equity awards of up to 569,600 shares of common stock. Through June 30, 2026, there were 8,470 shares of stock granted under the Plan. A total of 1,330 options were outstanding as of June 30, 2026 under the Plan. As such, there are 559,800 additional units available for issuance under the Plan.

No securities from the Plan for the three and six months ended June 30, 2026 and 2025, respectively, and no share-based compensation expense was recognized for those periods.

NOTE 13 – LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,458,123)	$(528,367)	$(2,601,271)	$(1,313,939)
Denominator: Basic and diluted weighted-average common shares outstanding	40,522,002	3,226,156	34,087,748	3,261,956
Basic and diluted loss per share	$(0.04)	$(0.16)	$(0.08)	$(0.40)

CHINA PHARMA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Current vulnerability due to certain concentrations

For the six months ended June 30, 2026, two customers accounted for 15.5% and 11.4% of sales, respectively, and three customers accounted for 32.9%, 19.4% and 15.9% of accounts receivable, respectively. During the same period, three suppliers accounted for 20.9%, 20.0% and 18.3% of raw material purchases, and four different products accounted for 25.9%, 18.6%, 18.6% and 18.6% of revenue.

For the six months ended June 30, 2025, one customer accounted for 11.5% of sales and two customers accounted for 63.5% and 13.7% of accounts receivable. During the same period, three suppliers accounted for 24.9%, 19.4% and 16.4% of raw material purchases, and three different products accounted for 32.8%, 22.8% and 13.5% of revenue.

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to quarter end, on July 22, 2026, the Company entered into a securities purchase agreement (the “Securities Agreements”) with an institutional investor to purchase an aggregate of 2,500,000 shares of common stock of the Company at a purchase price of $2.00 per share and received net proceeds on July 23, 2026 totaling $4,425,000. The Company paid commissions of $350,000, representing 7% of the gross proceeds of $5,000,000 and incurred legal and other transaction costs of $225,000.

Pursuant to the terms of the Securities Purchase Agreement, the Company and the Buyers have agreed that (i) from July 22, 2026 until the date that is the three (3) months anniversary of the closing date, or the date on which all of the transaction documents have been executed and delivered by the applicable parties thereto, the investor shall have the right to participate in up to an amount equal to 40% of the subsequent financings upon any issuance by the Company or any its subsidiaries, on the same terms, conditions and price provided for any such subsequent financings; (ii) subject to certain exceptions, the Company will not, from July 22, 2026 until the ninety-first (91st) calendar days anniversary of the closing date , enter into any agreement to issue or announce the issuance or disposition or proposed issuance or disposition of any securities (each, a “Subsequent Placement”); (iii) from the signing date until the ninety-first (91st) calendar days anniversary of the closing date , the Company will not enter into an agreement to effect a “Variable Rate Transaction,” as that term is defined in the Securities Purchase Agreement.

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

Business Overview & Recent Developments

China Pharma Holding Inc. (“China Pharma”) is not a Chinese operating company but a Nevada holding company. All of our operations are conducted in the PRC through Hainan Helpson Medical & Biotechnology Co., Ltd (“Helpson”), our wholly owned subsidiary incorporated under the laws of the People’s Republic of China (the “PRC”), where the manufacturing facilities are located. Helpson is principally engaged in the development, manufacture and marketing of pharmaceutical products for human use in connection with a variety of high-incidence and high-mortality diseases and medical conditions prevalent in the PRC. It manufactures pharmaceutical products in the form of dry powder injectables, liquid injectables, tablets, capsules, and cephalosporin oral solutions. The majority of its pharmaceutical products are sold on a prescription basis and all of them have been approved for at least one or more therapeutic indications by the National Medical Products Administration (the NMPA, formerly China Food and Drug Administration, or CFDA) based upon demonstrated safety and efficacy.

China’s consistency evaluation of generic drugs continues to proceed for the six months ended June 30, 2026. Helpson has always taken the task of promoting consistency evaluation as a top priority and worked on them actively. However, for each drug’s consistency evaluation, due to the continuous dynamic changes of the detailed consistency evaluation policies, market trends, expected investments, and expected returns of investment (“ROI”), the whole industry, including Helpson, has been making slow progresses in terms of the consistency evaluation. One of the flagship products, Candesartan tablets, a hypertension product, passed generic-drug-consistency-evaluation in early August 2023.

In response to the evolving macro-environment of pharmaceutical sales in China, Helpson has adopted a more prudent and flexible approach to the initiation and advancement of consistency evaluation projects for its existing products. In 2018, the relevant competent authorities in China decided to launch pilot Centralized Procurement (“CP”) programs in 11 selected pilot cities, including four municipalities directly under the Central Government and seven other cities. As of June 30, 2026, a total of eleven rounds of national-level CP have been implemented. Among them, the first to eighth batches of CP have successfully completed unified renewal procurement cycles, covering 316 commonly used drugs across 26 therapeutic areas. These CP initiatives have significantly reduced the prices of bid-winning drugs and reshaped the competitive landscape of the pharmaceutical market. In addition, consistency evaluation has long been established as a core qualification criterion for enterprises to participate in CP programs. Consequently, before making decisions on whether to participate in CP for any of its products, Helpson evaluates the potential market access opportunities provided by CP against the financial and time investments required to obtain CP qualification, as well as the risk of significant price declines for drugs included in the CP catalog.

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

Results of Operations for the Three months ended June 30, 2026

Revenue

Revenue was $0.95 million for the three months ended June 30, 2026, which represented a decrease of $0.08 million, as compared to $1.03 million for the three months ended June 30, 2025. This decline was mainly due to an increasing number of drugs from other medicine providers being included in the national CP program, while Helpson’s comparable products had not passed consistency evaluation and were not qualified to participate in CP. As a result, sales of these products decreased.

Set forth below are our revenues by product category in millions (USD) for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
Product Category	2026	2025	Net Change	% Change
CNS Cerebral & Cardio Vascular	0.50	0.42	0.08	19%
Anti-Viral/ Infection & Respiratory	0.32	0.53	-0.21	-40%
Digestive Diseases	0.12	0.06	0.06	100%
Other	0.01	0.02	-0.01	-50%

The “CNS Cerebral & Cardio Vascular” product category generated $0.50 million in sales revenue for the three months ended June 30, 2026, compared to $0.42 million for the same period in 2025, representing an increase of $0.08 million. This increase was primarily attributable to higher sales of Gastrodin Injection and Candesartan Cilexetil. The increase in Gastrodin Injection sales was supported by its selection in centralized procurement programs across 15 provinces and municipalities, while Candesartan Cilexetil benefited from inclusion in the renewal procurement of the first eight batches of national centralized procurement.

“Digestive” product category generated $0.12 million in sales revenue for the three months ended June 30, 2026, compared to $0.06 million for the same period in 2025, representing an increase of $0.06 million. This increase was mainly due to the increase in sales of Compound Ammonium Glycyrrhetate S for Injection due to market volatility.

The largest revenue decline in dollar terms was in the “Anti-Viral/ Infection & Respiratory” product category, which generated $0.32 million for the three months ended June 30, 2026, compared to $0.53 million for the same period in 2025, representing a decrease of $0.21 million. This decrease was primarily due to lower sales of Roxithromycin Dispersible Tablets and Cefaclor Dispersible Tablets caused by market fluctuations.

The “Other” product category generated $0.01 million for the three months ended June 30, 2026, compared to $0.02 million for the same period in 2025, representing a decrease of $0.01 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection due to market fluctuation.

	Three Months Ended June 30,
Product Category	2026	2025
CNS Cerebral & Cardio Vascular	53%	40%
Anti-Viral/ Infection & Respiratory	33%	52%
Digestive Diseases	13%	6%
Other	1%	2%

In terms of revenue mix, the Company’s product revenue structure changed during the three months ended June 30, 2026, compared with the same period in 2025. The revenue proportion of the “CNS Cerebral & Cardio Vascular” product category increased from 40% to 53%, making it the Company’s largest revenue contributor. The revenue share of the “Anti-Viral / Infection & Respiratory” product category declined from 52% to 33%, mainly driven by market conditions, centralized procurement policies and intensified industry competition. Although this category remains the Company’s second-largest business segment, its relative revenue contribution has decreased. The revenue proportion of “Digestive Diseases” rose from 6% to 13% due to the resumption of sales of Compound Ammonium Glycyrrhetate S. Revenue from the “Other” category experienced a slight year-over-year decrease.

Cost of Revenue

For the three months ended June 30, 2026, our cost of revenue was $0.86 million, or 91.2% of total revenue, representing a decrease of $0.25 million from $1.11 million, or 108.5% of total revenue, for the same period in 2025. The decrease in cost of revenues in the three months ended June 30, 2026 was mainly due to the decrease in depreciation of our property, plant and equipment (“PP&E.”).

Gross Profit/ (Loss) and Gross Profit/ (Loss) Margin

Gross profit for the three months ended June 30, 2026 was $0.08 million, compared to a gross loss of $0.09 million for the same period in 2025. The gross profit margin was 8.8% for the three months ended June 30, 2026, compared to a gross loss margin of 8.5% for the same period in 2025.

The increase in gross margin was mainly attributable to certain machinery and equipment reaching the end of their estimated useful lives and being fully depreciated, which reduced product costs and contributed to the shift from gross loss to gross profit.

Selling Expenses

Our selling expenses for the three months ended June 30, 2026 were $0.11 million, an increase of $0.01 million, compared to $0.10 million for the same period in 2025. Selling expenses accounted for 12.0% of the total revenue for the three months ended June 30, 2026, compared to 9.9% for the same period in 2025. The increase in proportion was primarily due to lower sales revenue.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2026 were $1.38 million, an increase of $0.94 million compared to $0.44 million for the three months ended June 30, 2025. General and administrative expenses accounted for 145.2% and 43.0% of our total revenues for the three months ended June 30, 2026 and 2025, respectively. The increase was mainly attributable to the Company’s acquisition of five new patented technologies since August 2025, which resulted in higher amortization expenses for intangible assets.

Research and Development Expenses

Our research and development expenses were $0.02 million and $0.02 million for the three months ended June 30, 2026 and 2025, respectively. Research and development expenses accounted for 2.0% and 2.0% of our total revenues for the three months ended June 30, 2026 and 2025, respectively. These expenditures were primarily related to the consistency evaluation of existing products.

Credit Losses

Our credit losses for the three months ended June 30, 2026 were $5,538, compared to $2,032 for the same period in 2025.

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

The amount of net accounts receivable that was past due (or the amount of accounts receivable that was more than 180 days old) was $0.11 million and $0.06 million as of June 30, 2026 and December 31, 2025, respectively.

The following table illustrates our trade accounts receivable aging distribution in terms of the percentage of the total accounts receivable, respective gross accounts receivables as well as the allocated allowance for credit losses as of June 30, 2026 and 2025:

	June 30,	December 31,
	2026	2025
1 - 180 Days	35.77%	72.38%
180 - 365 Days	48.71%	24.61%
365 - 720 Days	12.19%	1.17%
> 720 Days	3.33%	1.84%
Total	100.00%	100.00%

	Gross Trade Accounts Receivable Amount		Allocated Allowance for Doubtful Accounts
	30-Jun-26	31-Dec-25	30-Jun-26	31-Dec-25
1-180 Days	70,058	184,158	225	0
180-365 Days	95,391	62,624	6,245	6,262
365-720 Days	23,881	2,973	1,240	2,081
Over 720 Days	6,519	4,680	6,518	4,680
Total	195,849	254,435	14,228	13,023

Our allowance for credit losses estimate practice using the current expected credit loss method considers accounts receivable balances aged within 180 days current, except for any individual uncollectible account assessed by management.

Our allowance for credit losses as a percentage of accounts receivable of trade accounts receivable was 7.3% and 5.1% as of June 30, 2026 and December 31, 2025, respectively.

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

We recognize credit losses per actual write-offs as well as changes of allowance for credit losses. To the extent that our current allowance for credit losses is higher than that of the previous period, we recognize a bad debt expense for the difference during the current period, and when the current allowance is lower than that of the previous period, we recognize a credit gain for the difference. The allowance for credit losses balances was $0.01 million as of June 30, 2026 and $0.01 million as of December 31, 2025, respectively. The changes in the allowances for credit losses of trade accounts receivable during the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025
Balance, Beginning of Period	$13,023	$13,587,182
Credit Losses	779	709
Foreign currency translation adjustment	426	56,115
Balance, End of Period	$14,228	$13,644,006

Our credit losses for the six months ended June 30, 2026 were $2,657, compared to $709 for the same period in 2025. As we previously disclosed in our annual report for the fiscal year ended December 31, 2025, the write-off of long-outstanding accounts receivable during 2025 reduces both gross accounts receivable and the allowance for doubtful accounts by the same amount

Loss from Operations

Our operating loss for the three months ended June 30, 2026 was $1.43 million, compared to $0.65 million for the same period in 2025.

Research and Development Expenses

For the three months ended June 30, 2026, the research and development expenses were $0.02 million, compared to $0.02 million for the same period in 2025.

Net Interest Expense

Net interest expense was $0.03 million for the three months ended June 30, 2026 and $0.03 million for the three months ended June 30, 2025, respectively.

Net Loss

Net loss for the three months ended June 30, 2026 was $1.46 million, compared to net loss of $0.53 million for the same period in 2025. The increase in net loss was primarily driven by an increase in amortization of intangible assets.

Loss per basic and diluted common share was $0.04 for the three months ended June 30, 2026 and $0.16 for the three months ended June 30, 2025, respectively.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 40,522,002 for the three months ended June 30, 2025, compared to 3,226,156 for the same period in 2025.

Results of operations for the six months ended June 30, 2026

Revenue

Revenue decreased by 10.6% to $1.93 million for the six months ended June 30, 2026, compared to $2.16 million for the same period in 2025.

Set forth below are our revenues by product category in millions (USD) for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
Product Category	2026	2025	Net Change	% Change
CNS Cerebral & Cardio Vascular	1.02	0.76	0.26	34%
Anti-Viral/ Infection & Respiratory	0.72	1.25	-0.53	-42%
Digestive Diseases	0.17	0.11	0.06	55%
Other	0.02	0.04	-0.02	-50%

The most significant revenue increase in terms of dollar amount was our “CNS Cerebral & Cardio Vascular” product category, which generated $1.02 million in sales revenue for the six months ended June 30, 2026, compared to $0.76 million for the same period in 2025, represented an increase of $0.26 million. This increase was primarily attributable to higher sales of Gastrodin Injection and Candesartan Cilexetil. The increase in Gastrodin Injection sales was supported by its selection in centralized procurement programs across 15 provinces and municipalities, while Candesartan Cilexetil benefited from inclusion in the renewal procurement of the first eight batches of national centralized procurement.

“Digestive” product category generated $0.17 million in sales revenue for the six months ended June 30, 2026, compared to $0.11 million for the same period in 2025, which represented an increase of $0.06 million. This increase was mainly due to the increase in sales of Compound Ammonium Glycyrrhetate S for Injection due to market volatility.

The largest revenue decline in dollar terms was in the “Anti-Viral/ Infection & Respiratory” product category, which generated $0.72 million for the six months ended June 30, 2026, compared to $1.25 million for the same period in 2025, representing a decrease of $0.53 million. This decrease was primarily due to lower sales of Roxithromycin Dispersible Tablets and Cefaclor Dispersible Tablets caused by market fluctuations.

The “Other” product category generated $0.02 million for the six months ended June 30, 2026, compared to $0.04 million for the same period in 2025, which represented a decrease of $0.02 million. This decrease was mainly due to the decrease in sales of Vitamin B6 for Injection due to market fluctuation.

	Six Months Ended June 30,
Product Category	2026	2025
CNS Cerebral & Cardio Vascular	53%	35%
Anti-Viral/ Infection & Respiratory	37%	58%
Digestive Diseases	9%	5%
Other	1%	2%

In terms of revenue mix, our product revenue structure changed during the six months ended June 30, 2026, compared with the same period in 2025. The revenue proportion of the “CNS Cerebral & Cardio Vascular” product category increased from 35% to 53%, making it the Company’s largest revenue contributor. The revenue share of “Anti-Viral/ Infection & Respiratory” product category declined from 58% to 37%, which was primarily due to market conditions, centralized procurement policies and intensified industrial competition. Although this category remains the second-largest business segment, its relative revenue contribution has decreased. The revenue proportion of “Digestive Diseases” rose from 5% to 9% due to the resumption of sales of Compound Ammonium Glycyrrhetate S. Revenue from the “Other” category experienced a slight year-over-year decrease.

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

Cost of Revenue

For the six months ended June 30, 2026, our cost of revenue was $1.56 million, or 80.9% of total revenue, compared to $2.39 million, or 110.3% of total revenue, for the same period in 2025. The decrease in the cost of revenue in this period was mainly due to the decrease in amortization of our PP&E and the decrease in the allowance of inventory obsolescence.

Gross Profit/ (Loss) and Gross Profit/ (Loss) Margin

Gross profit for the six months ended June 30, 2026 was $0.37 million, compared to a gross loss of $0.22 million for the same period of 2025. The gross profit margin was 19.1% for the six months ended June 30, 2026, compared to a gross loss margin of 10.3% for the same period in 2025.

The increase in gross margin was mainly attributable to certain machinery and equipment reaching the end of their estimated useful lives and being fully depreciated, which reduced product costs and contributed to the shift from gross loss to gross profit.

Selling Expenses

Our selling expenses for the six months ended June 30, 2026 and 2025 were $0.21 million and $0.19 million, respectively. Selling expenses accounted for 10.8% of the total revenue in the six months ended June 30, 2026 compared to 8.7% for the same period in 2025.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2026 were $2.60 million, as compared to $0.95 million in the same period in 2025. Our general and administrative expenses accounted for 134.8% and 43.8% of our total revenues in the six months ended June 30, 2026 and 2025, respectively. The increase was mainly attributable to the Company’s acquisition of five new patented technologies since August 2025, which resulted in higher amortization expenses for intangible assets.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2026 and 2025 were $0.10 million and $0.05 million, respectively.

Loss from Operations

Our operating loss for the six months ended June 30, 2026 was $2.55 million, compared to $1.41 million for the same period in 2025. The increase in operating loss was mainly attributable to higher amortization of intangible assets.

Net Interest Expense

Net interest expense for the six months ended June 30, 2026 was $0.05 million, compared to $0.05 million for the same period in 2025.

Net Loss

Net loss for the six months ended June 30, 2026 was $2.60 million, as compared to net loss of $1.31 million for the same period in 2025. The increase in net loss was primarily driven by an increase in amortization of intangible assets.

For the six months ended June 30, 2026, loss per basic and diluted common share was $0.08, compared to loss per basic and diluted common share of $0.4 for the same period in 2025.

The number of basic and diluted weighted-average outstanding shares used to calculate loss per share was 34,087,748 for the six months ended June 30, 2026, compared to 3,261,956 for the same period in 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are cash generated from operations, borrowings from Chairperson Li, and available bank lines of credit. Currently, the Company has not experienced, and does not expect to encounter, any difficulties in refinancing those lines of credit this year. As of June 30, 2026, the aggregated advance from our CEO was $1.64 million for use in operations. Our cash and cash equivalents were $0.30 million, representing 0.7% of our total assets, as of June 30, 2026, compared to $0.35 million, representing 1.1% of our total assets as of December 31, 2025. All of the $0.30 million of cash and cash equivalents as of June 30, 2026 are considered to be reinvested indefinitely in the Company’s Chinese subsidiary, Helpson, and are not expected to be available for payment of dividends or for other payments to its parent company or to its shareholders.

The Company obtained various lines of credit, the details of which are described in Note 8 to its unaudited condensed consolidated financial statements contained in this report, which are incorporated by reference herein.

As discussed in Note 15, on July 22, 2026, the Company entered into a Securities Purchase Agreement, with an institutional investor to purchase an aggregate of 2,500,000 shares of common stock of the Company, par value of $0.001 per share, at the purchase price of $2.00 per share. The Company received net proceeds of $4,425,000 from the transaction on July 23, 2026.

Operating Activities

Net cash used in operating activities was $0.09 million in the six months ended June 30, 2026, compared to $0.20 million of net cash provided by operating activities for the same period in 2025.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $0 million. Net cash used in investing activities was $0.06 million for the six months ended June 30, 2025.

Financing Activities

Net Cash provided by financing activities was $0.04 million for the six months ended June 30, 2026, compared to $0.09 million for the same period in 2025.

According to relevant PRC laws, companies registered in the PRC, including our PRC subsidiary, Helpson, are required to allocate at least ten percent (10%) of their after-tax net income, as determined under the accounting standards and regulations in the PRC, to statutory surplus reserve accounts until the reserve account balances reach fifty percent (50%) of the companies’ registered capital prior to their remittance of funds out of the PRC. Allocations to these reserves and funds can only be used for specific purposes and are not transferrable to the parent company in the form of loans, advances or cash dividends. As of June 30, 2026 and December 31, 2025, Helpson’s net assets totaled ($9,499,334) and ($8,251,000), respectively. Due to the restriction on dividend distribution to overseas shareholders, the amount of Helpson’s net assets that was designated for general and statutory capital reserves and thus could not be transferred to our parent company as cash dividends, was 50% of Helpson’s registered capital, which was both $8,145,000 as of June 30, 2026 and December 31, 2025, respectively. The amount that Helpson must set aside for the statutory surplus fund accounts exceeds its total net assets as of June 30, 2026 and December 31, 2025. There were no allocations to the statutory surplus reserve accounts during the six months ended June 30, 2026.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 1 to our consolidated financial statements, “Organization and Significant Accounting Policies,” included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, which is incorporated herein by reference.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to satisfy the objectives for which they are intended. This was due to the material weakness in our internal control over financial reporting, with respect to our lack of accounting financial reporting personnel who were knowledgeable in U.S. GAAP, as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 1, 2026. Notwithstanding the aforementioned material weakness, management has concluded that our condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each period presented herein.

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

CHINA PHARMA HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2026	By:	/s/ Zhilin Li
		Name:	Zhilin Li
		Title:	Interim Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
3.1	The Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 14, 2025).

10.1	Form of Securities Purchase Agreement, by and between the Company and a certain institutional accredited investor (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2026).

10.2	Form of Placement Agency Agreement, by and between the Company and FT Global Capital, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 22, 2026).

31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -	XBRL Instance Document

101.SCH -	XBRL Taxonomy Extension Schema Document

101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)